Form 10-K405
period 2001-12-31
CENTENE CORP
filed 2002-03-29
CIK 1071739

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                                   ----------

                        Commission File Number: 000-33395

                                   ----------

                               CENTENE CORPORATION
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                              04-1406317
      (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
                        organization)

              7711 CARONDELET AVENUE, SUITE 800
                     ST. LOUIS, MISSOURI                                           63105
          (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (314) 725-4477

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                                   ----------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the Nasdaq National Market on February 28, 2002, was $116,989,762.

    As of February 28, 2002, registrant had 10,091,812 shares of common stock outstanding.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for registrant's 2002 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12 and 13.

================================================================================

                                TABLE OF CONTENTS


Part I:
    Item 1.  Business..............................................................................      3
    Item 2.  Properties............................................................................     15
    Item 3.  Legal Proceedings.....................................................................     15
    Item 4.  Submission of Matters to a Vote of Security Holders...................................     15

Part II:
    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................     16
    Item 6.  Selected Financial Data...............................................................     17
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations......................................................................     18
    Item 7a. Quantitative and Qualitative Disclosures About Market Risk............................     30
    Item 8.  Financial Statements and Supplementary Data...........................................     32
    Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...........................................................     32

Part III:
    Item 10. Directors and Executive Officers of the Registrant....................................     33
    Item 11. Executive Compensation................................................................     34
    Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters.....................................     34
    Item 13. Certain Relationships and Related Transactions........................................     35

Part IV:
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     35

Signatures   ......................................................................................     57

PART I

ITEM 1. BUSINESS

                                    OVERVIEW

         We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income or SSI, and the State Children's Health Insurance Program or SCHIP. We have health plans in Wisconsin, Indiana and Texas. In each of our service areas we have more Medicaid members than any other managed care entity. We believe our local approach to managing our health plans, including provider and member services, enables us to provide accessible, high quality, culturally-sensitive healthcare services to our members. Our disease management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine health problems, as well as more severe acute and chronic conditions. We combine our decentralized local approach with centralized finance, information systems, claims processing and medical management support functions. In order to focus on Medicaid and the State Children's Health Insurance Program, we do not offer Medicare or commercial products.

         We were organized in Wisconsin in 1993 as Coordinated Care Corporation. We initially were formed to serve as a holding company for a Medicaid managed care line of business that has been operating in Wisconsin since 1984. We changed our corporate name to Centene Corporation in 1997 and reincorporated in Delaware in November 2001.

                                  OUR INDUSTRY

         Medicaid provides health insurance to low-income families and individuals with disabilities. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs - one for each state, each territory and the District of Columbia. Medicaid eligibility is based on a combination of income and asset requirements subject to federal guidelines. Financial requirements are most often determined by an income level relative to the federal poverty level. In 2001 Medicaid covered 44.0 million individuals in the United States. Historically, children have represented the largest eligibility group for Medicaid.

         SSI covers low-income aged, blind and disabled persons. SSI beneficiaries represent a growing portion of all Medicaid recipients, and SSI recipients typically utilize more services because of their more critical health issues.

         SCHIP was established in 1997 to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. All states have adopted SCHIP.

         Over the past decade, the increasing healthcare costs combined with significant growth in the number of Medicaid recipients have led many states to turn to managed care to deliver services. According to the federal government's Centers for Medicare and Medicaid Services or CMS, the number of Medicaid recipients enrolled in managed care plans has increased from 9% in 1991, to 55% in 2000. Medicaid's premium payments to managed care plans are financed in part by the federal government and have increased from $700 million in 1988 to $111 billion in 2000. A growing number of states, including each of the states in which we operate, have mandated that their Medicaid recipients enroll in managed care plans.

                                  OUR APPROACH

         Our approach to managed care is based on the following key attributes:

         o MEDICAID EXPERTISE. Over the last 18 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We do this primarily by providing nurse case managers who support our physicians in implementing disease management programs and by providing incentives for our physicians to provide preventive care on a regular basis. We recruit and train staff and providers who are attentive to the needs of our members and who are experienced in working with culturally diverse, low income Medicaid populations. Our experience in working with state regulators helps us to efficiently implement and deliver our programs and services and affords us opportunities to provide input on Medicaid industry practices and policies in the states in which we operate.

         o LOCALIZED SERVICES, SUPPORT AND BRANDING. We provide access to healthcare services through local networks of providers and staff who focus on the cultural norms of their individual communities. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach program employs former Medicaid recipients to work with our members and their communities to promote health, and to promote self-improvement through employment and higher education. We use locally recognized plan names, and we tailor our materials and processes to meet the needs of the communities and the state programs we serve. Our approach to community-based service results in local accountability and solidifies our decentralized management and operational structure.

         o PHYSICIAN-DRIVEN APPROACH. We have implemented a physician-driven approach in which our physicians are actively engaged in developing and implementing our healthcare delivery policies and strategies. Our local boards of directors, which help shape the character and quality of our organization, have significant provider representation in each of our principal geographic markets. This approach is designed to eliminate unnecessary costs, improve service to our members and simplify the administrative burdens on our providers. It has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base.

         o EFFICIENCY OF BUSINESS MODEL. We designed our business model to allow us to readily add new members in our existing markets and expand into new regions in which we may choose to operate. The combination of our decentralized local approach to operating our health plans and our centralized finance, information systems, claims processing and medical management support functions allows us to quickly and economically integrate new business opportunities. For example, we integrated 65,000 former Humana members within 75 days after acquiring Humana's Medicaid contracts in Wisconsin and Texas. Because of our business model, we believe we would be able to quickly recover from a disaster in one of our plan locations by moving member and physician services to one of our other locations.

         o SPECIALIZED SYSTEMS AND TECHNOLOGY. Through our specialized information systems, we are able to strengthen our relationships with providers and states, which helps us to grow our membership base. These systems also help us identify needs for new healthcare programs. Physicians can use our claims, utilization and membership data to manage their practices more efficiently, and they benefit from our timely and accurate payments. State agencies can use data from our information systems to demonstrate that their Medicaid populations are receiving quality healthcare in an efficient manner.

         o COMPLEMENTARY BUSINESS LINES. We have begun to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations. We believe other business lines, such as our NurseWise triage program, will allow us to expand our services and diversify our sources of revenue.

                                  OUR STRATEGY

         Our objective is to become the leading national Medicaid managed care organization. We intend to achieve this objective by implementing the following key components of our strategy:

         o INCREASE PENETRATION OF EXISTING STATE MARKETS. We intend to increase our membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in Indiana, where the state assigns members to physicians, we have increased our membership by recruiting additional physicians. We may also increase membership by acquiring Medicaid contracts and other related assets from our competitors in our existing markets.

         o DEVELOP AND ACQUIRE ADDITIONAL STATE MARKETS. We intend to leverage our experience in identifying and developing new markets by seeking both to acquire existing businesses and to build our own operations. We expect to focus our expansion on states where Medicaid recipients are mandated to enroll in managed care organizations and in which we believe we can be the market leader.

         o DIVERSIFY OUR BUSINESS LINES. We seek to broaden our business lines into areas that complement our business to enable us to grow our revenue stream and decrease our dependence on Medicaid reimbursement. In addition to NurseWise, we are considering services such as behavioral health and transportation. We believe we may have opportunities to offer these services to other managed care organizations and states.

         o LEVERAGE OUR INFORMATION TECHNOLOGIES TO ENHANCE OPERATING EFFICIENCIES. We intend to continue to invest in our centralized information systems to further streamline our processes and drive efficiencies in our operations and to add functionality to improve the service we provide to our members. Our information systems enable us to add members and markets quickly and economically.

                          MEMBER PROGRAMS AND SERVICES

         We recognize the importance of member-focused services in the delivery of quality managed care services. Our locally based staff assists members in accessing care, coordinating referrals to related health and social services, and addressing member concerns and questions. Our health plans provide the following services:

         o        primary and specialty physician care;

         o        inpatient and outpatient hospital care;

         o        emergency and urgent care;

         o        prenatal care;

         o        laboratory and x-ray services;

         o        home health and durable medical equipment;

         o        behavioral health and substance abuse services;

         o        after hours nurse advice line;

         o        transportation assistance;

         o        health status calls to coordinate care;

         o        vision care; and

         o prescriptions and limited over-the-counter drugs and inoculations.

         We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

         o CONNECTIONS is designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member's health, such as abuse risks, nutritional challenges and health education shortcomings. CONNECTIONS representatives, many of whom are former Medicaid enrollees, also contact new members by phone or mail to discuss managed care, the Medicaid program and our services. They make home visits, conduct educational programs and represent the plan at community events such as health fairs.

         o NurseWise provides a toll-free nurse triage line between the hours of 5:00 p.m. and 8:00 a.m. each weekday and 24 hours on weekends and holidays. Our members can call one number and reach a bilingual nursing staff who can provide triage advice and referrals, and if necessary, arrange for treatment and transportation and contact qualified behavioral health professionals for assessments.

         o START SMART For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant, and Children program, and increase well-child visits. The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans and assistance in selecting a provider for the infant and scheduling newborn follow-up visits.

         o EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services. We have a systematic program of communication, tracking, outreach, reporting, and follow-through that promotes state EPSDT programs.

         o Disease Management Programs are designed to help members understand their disease and treatment plan, and improve or maintain their quality of life. These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and prenatal care.

                                    PROVIDERS

         For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of February 28, 2002, our health plans had the following numbers of physicians and hospitals:

                                                             WISCONSIN          INDIANA       TEXAS      TOTAL
                                                             ---------          -------       -----      -----
Primary Care Physicians................................         2,025             240           767      3,032
Specialty Care Physicians..............................         2,697             354         1,527      4,578
Hospitals..............................................            52              14            33         99

         The primary care physician is a critical component in care delivery, and also in the management of costs and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians.

         We work closely with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs, as well as adhering to a prompt payment policy. Our programs are also designed to help the physicians coordinate care outside of their offices.

         We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care methods, managing costs and improving the overall quality of care delivered to our members, while assuming responsibility for medical policy decision-making. The following are among the services we provide to support physicians:

         o Customized Utilization Reports provide our contracted physicians with information that enables them to run their practices more efficiently and focuses them on specific patient needs. For example, quarterly fund-detail reports update physicians on their status within their risk pools. Equivalency reports provide physicians with financial comparisons of capitated versus fee-for-service arrangements.

         o Case Management Support helps the physician coordinate specialty care and ancillary services for patients with complex conditions and direct members to appropriate community resources to address both their health and socio-economic needs.

         o Web-based Claims and Eligibility Resources have been implemented in a pilot group in selected markets to provide physicians with on-line access to perform claims and eligibility inquiries.

         Our physicians also benefit from several of the services offered to our members, including the CONNECTIONS, EPSDT case management and disease management programs. For example, the CONNECTIONS staff facilitate the doctor/patient relationship by connecting the member with the physician, the EPSDT programs encourage routine checkups for children with their physician and the disease management programs assist physicians in managing their patients with chronic disease.

         We provide access to healthcare services for our members primarily through non-exclusive contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two year periods and automatically renew for successive one year terms, but generally are subject to termination by either party upon 90 to 120 days' prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay physicians under a capitated or fee-for-service arrangement.

         o Under our capitated contract, primary care physicians are paid a monthly capitation rate for each of our members assigned to his or her practice and are at risk for all costs related to primary and specialty physician and emergency room services. In return for this payment, these physicians provide all primary care and preventive services, including primary care office visits and EPSDT services. If these physicians also provide non-capitated services to their assigned members, they may bill and be paid under fee-for-service arrangements at Medicaid rates.

         o Under our fee-for-service contracts with physicians, particularly specialty care physicians, we pay the physicians a negotiated fee for covered services. This model is characterized as having no financial risk for the physician.

         We also contract with ancillary providers on a negotiated fee arrangement for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit. We have a capitated arrangement with a national pharmacy vendor that provides a pharmacy network in our markets where prescription and limited over-the-counter drugs are a covered benefit.

                                  HEALTH PLANS

         We have three health plan subsidiaries offering healthcare services in Wisconsin, Indiana and Texas. We have never been denied a contract renewal from the states in which we do business. The table below provides certain highlights to the markets we currently serve.

                                       WISCONSIN                      INDIANA                    TEXAS
                                       ---------                      -------                    -----
                                                                Coordinated Care
Local Health Plan Name        Managed Health Services          Corporation Indiana       Superior HealthPlan
First Year of Operations                 1984                          1995                      1999
Counties Licensed                         19                            92                        17
Membership at December 31,
   2001                                 114,300                       65,900                    54,900

         We acquired 39% of Superior in 1998, an additional 51% effective January 1, 2001, and the remaining 10% in December 2001. For additional information about Superior, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Other Income."

         Until we discontinued operating commercial plans in 1999, we operated in two reportable segments, Medicaid and commercial. See Note 21 to our consolidated financial statements for additional information about segment reporting.

                                     STATES

         Our ability to establish and maintain our position as a leader in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs for, and our customer-focused approach to working with, state governments. Among the benefits we are able to provide to the states with which we contract are:

         o        expertise in Medicaid managed care;

         o        improved medical outcomes;

         o        timely and accurate reporting;

         o        cost saving outreach and disease management programs; and

         o        responsible collection and dissemination of encounter data.

                               QUALITY MANAGEMENT

         Our medical management program focuses on improving quality of care in areas that have the greatest impact on our members. We employ strategies including disease management and complex case management that are fine-tuned for implementation in our individual markets by a system of physician committees chaired by local physician leaders. This process promotes physician participation and support, both critical factors in the success of any clinical quality improvement program.

         We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, the clinical databases and AMISYS as sources to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these intervention programs include:

         o a prenatal case management program to help women with high-risk pregnancies deliver full-term, healthy infants;

         o a program to reduce the number of inappropriate emergency room visits; and

         o a disease management program to decrease the need for emergency room visits and hospitalizations for asthma patients.

         Additionally, we provide extensive quality reporting on a regular basis using our data warehouse. State and Health Employer Data and Information Set, or HEDIS, reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by Plan Quality Improvement Committees and our corporate medical management team.

         In order to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by the National Committee for Quality Assurance. Additionally, we provide feedback and evaluations to our providers on quality and medical management in order to improve the quality of care, increase their support of our programs and enhance our ability to attract and retain providers.

                         MANAGEMENT INFORMATION SYSTEMS

         The ability to access data and translate them into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems located in Saint Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate internal growth and growth from acquisitions. We have the ability to leverage the platform we have developed for one state for configuration into new states or health plan acquisitions. This integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. The system is currently configured and is supporting claims auto adjudication rates of approximately 85% in all markets. Our AMISYS production system is capable of supporting over a million members.

         We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party. This plan allows us complete access to the business resumption centers and hot-site facilities provided by it. We have contracted with the third party to provide us with annual plan updates through 2005.

                              CORPORATE COMPLIANCE

         Our Corporate Ethics and Compliance Programs are concrete methods by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care, and help assure that our values are reflected in everything we do.

         The two primary standards by which corporate compliance programs in the health care industry are measured are the 1991 Federal Organizational Sentencing Guidelines, and the "Compliance Program Guidance" issued by the Office of the Inspector General, or OIG, of the Department of Health and Human Services.

         Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG Guidance. These key components are:

         o        written standards of conduct;

         o designation of a corporate compliance officer and compliance committee;

         o        effective training and education;

         o        effective lines for reporting and communication;

         o enforcement of standards through disciplinary guidelines and actions;

         o        internal monitoring and auditing, and

         o prompt response to detected offenses and development of corrective action plans.

         Centene's internal Corporate Compliance website, accessible by all employees, contains Centene's Business Ethics and Conduct Policy; its Missions, Values and Philosophies (MVP) and Compliance Programs, a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to anonymously report suspected incidents of fraud, abuse or other violations of our corporate compliance program.

                                   COMPETITION

         In the Medicaid business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

         Primary Care Case Management Programs are programs established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to the Medicaid recipient, as well as limited oversight over other services.

         National and Regional Commercial Managed Care Organizations have Medicaid and Medicare members in addition to members in private commercial plans.

         Medicaid Managed Care Organizations focus solely on providing healthcare services to Medicaid recipients, the vast majority of which operate in one city or state. Providers, especially hospitals, own many of these plans. Their membership is small relative to the infrastructure that is required for them to do business. There are a few multi-state Medicaid-only organizations that tend to be larger in size and therefore are able to leverage their infrastructure over larger membership.

         We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid managed healthcare industry.

         We compete with other managed care organizations for state contracts. In order to win a bid for or be awarded a state contract, state governments consider many factors, which include providing quality care, satisfying financial requirements, demonstrating an ability to deliver services, and establishing provider networks and infrastructure. Some of the factors may be outside our control.

         We also compete to enroll new members and retain existing members. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the quality of care and service offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits.

         We also compete with other managed care organizations to enter into contracts with physicians, physician groups and other providers. We believe the factors that providers consider in deciding whether to contract with us include existing and potential member volume, reimbursement rates, medical management programs, timeliness of reimbursement and administrative service capabilities.

                                   REGULATION

         Our healthcare operations are regulated at both state and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules also may occur periodically.

MANAGED CARE ORGANIZATIONS

         Our three health plan subsidiaries are licensed to operate as health maintenance organizations in each of Wisconsin, Indiana and Texas. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid enrollees.

         The process for obtaining authorization to operate as a managed care organization is lengthy and involved and requires demonstration to the regulators of the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries must comply with minimum net worth requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations' businesses and the payment of dividends, as well as notice requirements for loans or the transfer of funds. Our subsidiaries are also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

MEDICAID

         In order to be a Medicaid managed care organization in each of the states in which we operate, we must operate under a contract with the state's Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program.

         We have entered into a contract with the Wisconsin Department of Health and Family Services to provide Medicaid services. The contract commenced January 1, 2002 and has a scheduled termination of December 31, 2003. We expect to renew this contract for an additional one-year term prior to its expiration. The contract can be terminated if a change in state or federal laws, rules or regulations materially affects either party's rights or responsibilities under the contract. We receive monthly payments under the contract based on specified capitation rates calculated on an actuarial basis.

         We have also entered into an agreement with Network Health Plan of Wisconsin, Inc. pursuant to which Network Health Plan subcontracts to us their Medicaid services under their contract with the State of Wisconsin. The agreement commenced January 1, 2001 and has a scheduled termination of January 1, 2007. The agreement automatically renews for successive five-year terms and can be terminated by either party upon two years notice prior to the end of the then current term. The agreement may also be terminated if a change in state or federal laws, rules or regulations materially affects either party's rights or responsibilities under the contract, or if Network Health Plan's contract with the State of Wisconsin is terminated. We receive a monthly payment based on a percentage of all premium and supplemental payments and other compensation received by Network Health Plan from the State of Wisconsin.

         We have entered into a contract with the State of Indiana to provide Indiana Medicaid and Indiana Children's Health Insurance Program services. The contract commenced January 1, 2001 and has a scheduled termination of December 31, 2002. The agreement is renewable, at the option of the state, for up to two additional one-year terms. This contract may be terminated by the state without cause upon sixty days prior written notice. We are paid based on specified capitation rates for our services.

         We presently are party to three contracts with the Texas Health and Human Services Commission to provide Medicaid managed care services in our Texas markets through our Superior HealthPlan, Inc. subsidiary. Each of our Texas contracts commenced August 30, 1999 and has a scheduled termination of August 31, 2002. Each contract is renewable for an additional one-year period. The contracts generally may be terminated upon any event of default or in the event state or federal funding for Medicaid programs is no longer available. We receive monthly payments under each of our Texas contracts based on specified capitation rates calculated on an actuarial basis.

         Our contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector including provisions relating to:

         o        eligibility, enrollment and disenrollment processes;

         o        covered services;

         o        eligible providers;

         o        subcontractors;

         o        record-keeping and record retention;

         o        periodic financial and informational reporting;

         o        quality assurance;

         o        marketing;

         o        financial standards;

         o        timeliness of claims payment;

         o        health education and wellness and prevention programs;

         o        safeguarding of member information;

         o        fraud and abuse detection and reporting;

         o        grievance procedures; and

         o        organization and administrative systems.

         A health plan's compliance with these requirements is subject to monitoring by state regulators and by the CMS. A health plan is subject to periodic comprehensive quality assurance evaluation by a third party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan must also submit many reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

HIPAA

         In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Act is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims. One of the main requirements of HIPAA is the implementation of standards for the processing of health insurance claims and for the security and privacy of individually identifiable health information.

         In August 2000, the Department of Health and Human Services, or HHS, issued new standards for submitting electronic claims and other administrative healthcare transactions. The new standards were designed to streamline the processing of claims, reduce the volume of paperwork and provide better service. The administrative and financial healthcare transactions covered include:

         o        health claims and equivalent encounter information;

         o        enrollment and disenrollment in a health plan;

         o        eligibility for a health plan;

         o        healthcare payment and remittance advice;

         o        health plan premium payments;

         o        healthcare claim status; and

         o        referral certification and authorization.

         In general, healthcare organizations will be required to comply with the new standards by October 2002. The regulation's requirements apply only when a transaction is transmitted using "electronic media." Because "electronic media" is defined broadly to include "transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media," many communications will be considered electronically transmitted. In addition, health plans will be required to have the capacity to accept and send all standard transactions in a standardized electronic format. The regulation sets forth other rules that apply specifically to health plans as follows:

         o a plan may not delay processing of a standard transaction (that is, it must complete transactions using the new standards at least as quickly as it had prior to implementation of the new standards);

         o there should be "no degradation in the transmission of, receipt of, processing of, and response to" a standard transaction as compared to the handling of a non-standard transaction;

         o if a plan uses a healthcare clearinghouse to process a standard request, the other party to the transaction may not be charged more or otherwise disadvantaged as a result of using the clearinghouse;

         o a plan may not reject a standard transaction on the grounds that it contains data that is not needed or used by the plan;

         o a plan may not adversely affect (or attempt to adversely affect) the other party to a transaction for requesting a standard transaction; and

         o if a plan coordinates benefits with another plan, then upon receiving a standard transaction, it must store the coordination of benefits data required to forward the transaction to the other plan.

         On December 28, 2000, HHS published a final regulation setting forth new standards for protecting the privacy of individually identifiable health information in any medium. Compliance with these rules will be required by April 2003. The new regulation is designed to protect medical records and other personal health information maintained and used by healthcare providers, hospitals, health plans and health insurers, and healthcare clearinghouses. Among numerous other requirements, the new standards:

         o limit certain non-consensual uses and releases of private health information, and require patient authorizations for such uses and disclosures of private health information;

         o give patients new rights to access their medical records and to know who else has accessed them;

         o limit most disclosure of health information to the minimum needed for the intended purpose;

         o establish procedures to ensure the protection of private health information; and

         o establish new requirements for access to records by researchers and others.

         The preemption provisions of HIPAA provide that the federal standards will generally preempt contrary state law. However, the Secretary of HHS may grant an exception to this general rule if one or more of a number of conditions are met, including but not limited to the following:

         o the state law is necessary to prevent fraud and abuse related to the provision of and payment for healthcare;

         o the state law is necessary to ensure appropriate state regulation of insurance and health plans;

         o the state law is necessary for state reporting on healthcare delivery or costs; or

         o        the state law addresses controlled substances.

In addition, contrary state laws relating to private health information are not preempted if the state law is more stringent than the related federal requirement requirements.The HIPAA law also established new criminal and civil sanctions for improper use or disclosure of health information.

         In addition, on August 12, 1998, HHS published proposed regulations relating to the security of individually identifiable health information. These rules would require healthcare providers, health plans and healthcare clearinghouses to ensure the privacy and confidentiality of such information when it is electronically stored, maintained or transmitted through such devices as user authentication mechanisms and system activity audits. These regulations have not been finalized.

         We are in the process of assessing the impact that these new regulations will have on us, given their complexity and the likelihood that they will be subject to changing, and perhaps conflicting, interpretations.

NEW MEDICAID MANAGED CARE REGULATIONS

         On January 19, 2001, HHS issued final Medicaid managed care regulations to implement certain provisions of the Balanced Budget Act of 1997, or BBA. Since the publication of this final rule, CMS delayed the rule's effective date three times; the most recent of which delays the effective date of the final rule to August 16, 2002. In addition, on August 20, 2001, CMS proposed a new Medicaid managed care rule that is intended to eventually replace the final rule published on January 19, 2001.

         The proposed rule would implement BBA provisions intended to (1) give states the flexibility to enroll certain Medicaid recipients in managed care plans without a federal waiver if the state provides the recipients with a choice of managed care plans; (2) establish protections for members in areas such as quality assurance, grievance rights and coverage of emergency services; and (3) eliminate certain requirements viewed by the states as impediments to the growth of managed care programs, such as the enrollment composition requirement, the right to disenroll without cause at any time, and the prohibition against enrollee cost-sharing. The rule would also establish requirements intended to ensure that state Medicaid managed care capitation rates are actuarially sound. According to HHS, this requirement would eliminate the generally outdated regulatory ceiling on what states may pay managed care plans, a particularly important provision as more state Medicaid programs include people with chronic illnesses and disabilities in managed care. CMS accepted comments on the proposed rule until October 16, 2001, and the Secretary of HHS has indicated an intent to finalize the regulations in 2002.

         Because the final content of the rule has not yet been determined, we cannot predict what requirements it will ultimately entail, nor when such requirements will become effective. Changes to the regulations affecting our business, including these proposed regulations, could increase our healthcare costs and administrative expenses, reduce our reimbursement rates, and otherwise adversely affect our business, results of operations, and financial condition.

PATIENTS' RIGHTS LEGISLATION

         The United States Senate and House of Representatives passed different versions of patients' rights legislation in June and August 2001, respectively. Both versions include provisions that specifically apply protections to participants in federal healthcare programs, including Medicaid beneficiaries. Either version of this legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Congress will need to reconcile the differences between the two proposals before it can become law. Depending on the final form of any patients' rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries' receipt of benefits as a result of our medical necessity or other coverage determinations. The differences include such matters as the amount of allowable damages, whether cases would be governed by federal or state law, and whether such actions could be brought in federal or state courts. We cannot predict whether patients' rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

OTHER FRAUD AND ABUSE LAWS

         Investigating and prosecuting healthcare fraud and abuse became a top priority for law enforcement entities in the last decade. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicaid. The laws and regulations relating to Medicaid fraud and abuse and the contractual requirements applicable to plans participating in these programs are complex and changing and will require substantial resources.

                                    EMPLOYEES

         As of February 28, 2002, we had 440 employees, of whom 198 were employed at our Saint Louis headquarters and at our Farmington claims center, 56 by our Indiana plan, 98 by our Wisconsin plan and 88 by our Texas plan. Our employees are not represented by a union. We believe our relationships with our employees are good.

ITEM 2. PROPERTIES

         Our headquarters occupy approximately 36,000 square feet of office space in Saint Louis, Missouri under a lease expiring in 2010. We currently are subleasing approximately 4,000 square feet of this space. Our claims center occupies approximately 14,000 square feet of office space in Farmington, Missouri under a lease expiring in 2009. We also lease space in Wisconsin, Indiana and Texas where our health plans are located. We are required by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         In the normal course of our business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our stockholders met on November 12, 2001 to consider and vote upon a proposal to reincorporate Centene Corporation in Delaware. Prior to the re-incorporation, we were a Wisconsin corporation. At the meeting, holders of 52,734 shares of common stock and 4,282,350 shares of preferred stock voted to approve the re-incorporation and no shares were voted against the proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       MARKET FOR COMMON STOCK; DIVIDENDS

       Our common stock has been traded and quoted on the Nasdaq National Market under the symbol "CNTE" since December 13, 2001. The reported high and low last sale prices for our common stock on the Nasdaq National Market between December 13 and December 31, 2001 were $23.10 and $14.27, respectively. On February 28, 2002, the last reported sale price for our common stock was $18.75. As of February 28, 2002, there were 37 holders of record of our common stock.

       We have never declared or paid any cash dividends on our capital stock, and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

                   USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

       Pursuant to a registration statement filed with the SEC, we sold an aggregate of 3,250,000 shares of our common stock at a price of $14.00 per share on December 13, 2001. One of our stockholders sold 250,000 shares of common stock in the offering, and other selling stockholders sold an aggregate of an additional 525,000 shares of common stock upon exercise by the underwriters of their over-allotment option, all at $14.00 per share. S.G. Cowen Securities Corporation, Thomas Weisel Partners LLC and CIBC World Markets Corp. acted as representatives of the underwriters for the offering.

       Our net proceeds from our initial public offering, after deduction of underwriting discounts and commissions of $3.2 million and expenses of $1.3 million, were $41.0 million. The expenses were paid directly to persons other than (a) our directors or officers, (b) their associates or (c) persons owning 10% or more of any class of our equity securities. In December 2001, we used $4.0 million of our net proceeds to repay the entire principal amount on our outstanding subordinated notes. The balance of our net proceeds has been added to our working capital.

       The subordinated notes accrued interest at a fixed rate of 8.5% per year and matured in two equal installments in September 2003 and 2004. We had the right to repay the notes at any time without premium or penalty. We issued the notes in September 1998 to refinance notes that had been issued in 1993 to fund expansion opportunities and statutory net worth requirement needs. An aggregate of $2.5 million of the subordinated notes were held by Greylock Limited Partnership which owned 21.1% of our common stock at the time of repayment and is an affiliate of our director, Howard E. Cox, Jr.; $660,746 of the notes were held by the Elizabeth A. Brinn Foundation, which is an affiliate of our directors, Samuel E. Bradt, Claire W. Johnson and Richard P. Wiederhold; and $235,499, $205,352 and $7,980 of the notes, respectively, were held by Mr. Johnson, Mr. Wiederhold and Michael F. Neidorff, each of whom is one of our directors. Mr. Neidorff is also our President and Chief Executive Officer.

                         UNREGISTERED SALE OF SECURITIES

       In 2001, prior to the time we became subject to the reporting requirements of the Securities Exchange Act of 1934, we granted options to purchase 89,500 shares of common stock to employees pursuant to our 2000 Stock Plan, and sold an aggregate of 19,100 shares of common stock to employees upon exercise of options outstanding under our various stock plans at exercise prices ranging from $1.00 to $2.40. All of the shares purchased and options granted were exempt from registration under Rule 701 under the Securities Act.

       In December 2001, we sold an aggregate of 46,003 shares of common stock to 14 purchasers upon exercise of warrants. The warrants had exercise prices of $2.40 and $5.00 per share. The sales were made in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and, in particular, Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

       The following selected consolidated financial data should be read in connection with, and are qualified by reference to, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The data for the years ended December 31, 1999, 2000, and 2001 and as of December 31, 2000 and 2001 are derived from consolidated financial statements audited by Arthur Andersen LLP and included elsewhere in this filing. The data for the years ended December 31, 1997 and 1998 and as of December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements not included in this filing. The pro forma share information included in the consolidated statement of earnings data assumes that as of the first day of the period, (i) our initial public offering was completed, (ii) all classes of our preferred and common stock were converted into a single class of common stock, (iii) our subordinated notes of $4.0 million were repaid with a portion of the net proceeds of $41.0 million from our initial public offering and (iv) the balance of the net proceeds were invested in short-term instruments bearing interest of 3.5%.

                                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              1997           1998           1999           2000           2001
                                                          ------------   ------------   ------------   ------------   ------------
                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
   Premium .............................................  $    114,531   $    149,577   $    200,549   $    216,414   $    326,184
   Administrative services fees ........................           719            861            880          4,936            385
                                                          ------------   ------------   ------------   ------------   ------------
     Total revenues ....................................       115,250        150,438        201,429        221,350        326,569
                                                          ------------   ------------   ------------   ------------   ------------
Operating expenses:
   Medical services costs ..............................        95,994        132,199        178,285        182,495        270,151
   General and administrative expenses .................        19,799         25,066         29,756         32,335         37,946
                                                          ------------   ------------   ------------   ------------   ------------
     Total operating expenses ..........................       115,793        157,265        208,041        214,830        308,097
                                                          ------------   ------------   ------------   ------------   ------------
     Earnings (losses) from operations .................          (543)        (6,827)        (6,612)         6,520         18,472
Other income (expense):
   Investment and other income, net ....................         1,207          1,794          1,623          1,784          3,916
   Interest expense ....................................          (854)          (771)          (498)          (611)          (362)
   Equity in earnings (losses) from joint ventures .....          (356)          (477)             3           (508)            --
                                                          ------------   ------------   ------------   ------------   ------------
     Earnings (losses) from continuing operations
       before income taxes .............................          (546)        (6,281)        (5,484)         7,185         22,026
Income tax expense (benefit) ...........................           (39)        (1,542)            --           (543)         9,131
                                                          ------------   ------------   ------------   ------------   ------------
     Earnings (losses) from continuing operations ......          (507)        (4,739)        (5,484)         7,728         12,895
Loss from discontinued operations, net .................          (808)        (2,223)        (3,927)            --             --
                                                          ------------   ------------   ------------   ------------   ------------
     Net earnings (losses) .............................        (1,315)        (6,962)        (9,411)         7,728         12,895
Accretion of redeemable preferred stock ................            --           (122)          (492)          (492)          (467)
                                                          ------------   ------------   ------------   ------------   ------------
     Net earnings (losses) attributable to common
  stockholders .........................................  $     (1,315)  $     (7,084)  $     (9,903)  $      7,236   $     12,428
                                                          ============   ============   ============   ============   ============
Net earnings (losses) from continuing operations per
  common share:
   Basic ...............................................  $      (0.48)  $      (4.65)  $      (6.63)  $       8.03   $       8.97
   Diluted .............................................  $      (0.48)  $      (4.65)  $      (6.63)  $       1.13   $       1.61
Net earnings (losses) per common share:
   Basic ...............................................  $      (1.23)  $      (6.78)  $     (10.99)  $       8.03   $       8.97
   Diluted .............................................  $      (1.23)  $      (6.78)  $     (10.99)  $       1.13   $       1.61
Weighted average common shares outstanding:
   Basic ...............................................     1,066,068      1,044,434        900,944        901,526      1,385,399
   Diluted .............................................     1,066,068      1,044,434        900,944      6,819,595      8,019,497
Pro forma net earnings per common share:
   Basic ...............................................                                               $        .52   $       1.38
   Diluted .............................................                                               $        .52   $       1.25
Pro forma weighted average common shares outstanding:
   Basic ...............................................                                                 10,025,885     10,049,085
   Diluted .............................................                                                 10,069,595     11,100,319

                                                                                        DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              1997           1998           1999           2000           2001
                                                          ------------   ------------   ------------   ------------   ------------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ......  $     17,976   $     21,525   $     23,663   $     26,423   $     90,036
Total assets ...........................................        39,330         45,727         52,207         66,017        131,366
Long-term debt, net of current portion .................         4,000          4,000          4,000          4,000             --
Redeemable convertible preferred stock .................            --         17,700         18,386         18,878             --
Total stockholders' equity (deficit) ...................         2,495         (6,196)       (16,367)        (8,834)        64,089

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

       We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income, and the State Children's Health Insurance Program. We have health plans in Wisconsin, Indiana and Texas.

REVENUES

       We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premiums in advance of providing services and recognize premium revenue during the period in which we are obligated to provide services to our members. We also generate administrative services fees for providing services to SSI members on a non-risk basis.

       The primary driver of our increasing revenues has been membership growth. We have increased our membership through both internal growth and acquisitions. From December 31, 1998 to December 31, 2001, we have grown our membership by 73.4%. The following table sets forth our membership by state, excluding members related to the commercial operations that we discontinued in 1999:

                                                 DECEMBER 31,
                            ----------------------------------------------------
                             1998           1999           2000           2001
                            -------        -------        -------        -------
Wisconsin ..........         37,600         36,600         60,200        114,300
Indiana ............         93,500        102,200        108,000         65,900
Texas ..............             --          3,500         26,000         54,900
Illinois ...........          4,500             --             --             --
                            -------        -------        -------        -------
     Total .........        135,600        142,300        194,200        235,100
                            =======        =======        =======        =======

         For the year ended December 31, 2001, our membership in Indiana declined due to a subcontracting provider organization terminating a percent-of-premium arrangement, which was our only contract of that type. Separately, we entered into agreements with Humana that resulted in the transfer to us of 35,000 members in Wisconsin and 30,000 members in Texas.

       In 2000, a competitor in our Wisconsin market terminated its participation in the Medicaid program benefiting our enrollment growth. Our membership growth in the northern and central regions of Indiana was offset by our decision to reduce our participation in the southern region. Our El Paso health plan achieved sizable growth because we were named the default health plan in this area and enrolled a majority of the members who failed to select a specific plan.

       In 1999, we terminated our commercial operations in Wisconsin and Indiana to further concentrate our efforts in government supported health care. Changes effected by the Balanced Budget Act of 1997 enabled us to terminate these operations. Our El Paso market became operational as the state of Texas converted the fee-for-service market to a mandatory Medicaid managed care market. Also, we sold our Illinois operation to focus our business on states where Medicaid enrollment in managed care is mandatory.

OPERATING EXPENSES

       Our operating expenses include medical services costs and general and administrative expenses.

       Our medical services costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical service costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarily sound, we cannot assure you that healthcare claim costs will not exceed our estimates.

         Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. The table below depicts our medical loss ratio, which represents medical services costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. Our stabilization in the ratio primarily reflects improved provider contract terms, premium rate increases in our markets served and member reductions in our southern Indiana market.

                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                      1999       2000       2001
                                                     ------     ------     ------
Medical loss ratio...............................     88.9%      84.3%      82.8%

         Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to our employee base, including those fees incurred to provide services to our members. These expenses are funded by our management contract fees. Some of these services are provided locally, while others are delivered to our health plans from a centralized location. This approach provides the opportunity to control both direct and indirect costs. The major centralized functions are claims processing, information systems, finance, medical management support and administration. The following table sets forth the general and administrative expense ratio, which represents general and administrative expenses as a percent of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The improvement in the ratio reflects growth in membership and leveraging of our overall infrastructure.

                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                      1999       2000       2001
                                                     ------     ------     ------
General and administrative expenses ratio........     14.8%      14.6%      11.6%

OTHER INCOME

         Other income consists principally of investment and other income, interest expense, and equity in earnings (losses) from joint ventures.

         o Investment income is derived from our cash, cash equivalents and investments. Information about our investments is presented below under "Liquidity and Capital Resources."

         o Interest expense primarily reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

         o Equity in earnings (losses) from joint ventures principally represented our share of operating results from Superior HealthPlan, which we formed with Community Health Centers Network in 1997. From 1998 through 2000, we owned 39% of Superior, and therefore accounted for the investment under the equity method of accounting. Effective January 1, 2001, we entered into an agreement to purchase an additional 51% of Superior. We also agreed to purchase from TACHC GP, Inc. a term note pursuant to which Superior owed TACHC $160,000. As a result of entering into this agreement, we began accounting for our investment in Superior using consolidation accounting. We therefore no longer reflect any operations of Superior in equity in earnings (losses) from joint ventures and we eliminate in consolidation all administrative fees from Superior. In addition, in December 2001 we acquired the remaining 10% equity interest in Superior in exchange for 7,143 shares of our common stock.

                           CRITICAL ACCOUNTING POLICY

         Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. However, one of our accounting policies is particularly important to the portrayal of our financial position and results of operations and requires the application of significant judgment by our management; as a result it is subject to an inherent degree of uncertainty.

         Our medical services costs include estimates for claims received but not yet adjudicated, estimates for claims incurred but not yet received and estimates for the costs necessary to process unpaid claims. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

         In applying this policy, our management uses its judgment to determine the appropriate assumptions to be used in the determination of the required estimates. While we believe our estimates are adequate, it is possible future events could require us to make significant adjustments for revisions to these estimates. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES

         Premiums for the year ended December 31, 2001 increased $109.8 million, or 50.7%, to $326.2 million from $216.4 million in 2000. This increase was due to the Humana contract purchases, the consolidation of our El Paso market and membership growth, net of the termination of our Indiana sub-contract arrangement.

         Administrative services fees for the year ended December 31, 2001 decreased $4.6 million, or 92.2%, to $385,000 from $4.9 million in 2000 as a result of our acquisition of a majority share of Superior HealthPlan, as described above.

         OPERATING EXPENSES

         Medical services costs. Medical services costs for the year ended December 31, 2001 increased $87.7 million, or 48.0%, to $270.2 million from $182.5 million in 2000. This increase was due to the Humana contract purchases, the consolidation of our El Paso market and membership growth, net of the termination of our Indiana sub-contract arrangement.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 2001 increased $5.6 million, or 17.4%, to $37.9 million from $32.3 million in 2000. This increase primarily was due to a higher level of wages and related expenses for additional staff to support our membership growth.

         OTHER INCOME

         Other income for the year ended December 31, 2001 increased $2.9 million, or 434.4%, to $3.6 million from $665,000 in 2000. This primarily reflected a significant increase in investment income due to an increase in cash, cash equivalents and investments. The increase also reflected the consolidation of our El Paso market due to our increased ownership.

         INCOME TAX EXPENSE

         For the year ended December 31, 2001, we recorded income tax expense of $9.1 million based on a 41.5% effective tax rate. For the year ended December 31, 2000, we recorded an income tax benefit of $543,000 as a result of the reversal of our valuation allowance related to deferred tax assets.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES

         Premiums for the year ended December 31, 2000 increased $15.9 million, or 7.9%, to $216.4 million from $200.5 million in 1999. This increase was primarily due to membership growth in our Wisconsin market and rate increases in Wisconsin and Indiana.

         Administrative services fees for the year ended December 31, 2000 increased $4.0 million, or 460.9%, to $4.9 million from $880,000 in 1999 due to membership increases in our El Paso market.

         OPERATING EXPENSES

         Medical services costs. Medical services costs increased $4.2 million, or 2.4%, to $182.5 million for the year ended December 31, 2000 from $178.3 million in 1999. The increase was primarily due to the net increase in membership.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 2000 increased $2.6 million, or 8.7%, to $32.3 million from $29.8 million in 1999. The increase was primarily due to a higher level of wages and related expenses for additional staff to support our membership growth.

         OTHER INCOME

         Other income for the year ended December 31, 2000 decreased $463,000, or 41.0%, to $665,000 from $1.1 million in 1999. This decrease primarily reflected an increase in equity in losses from our El Paso start-up market.

         INCOME TAX BENEFIT

         In 2000, we recorded an income tax benefit of $543,000 as a result of the reversal of our valuation allowance related to deferred tax assets, as it became apparent that it was more likely than not that the benefits of our net operating losses would be realized. In 1999, we recorded a tax benefit offset by a valuation allowance, resulting in no benefit or provision for the year.

                         LIQUIDITY AND CAPITAL RESOURCES

         On December 18, 2001, we closed our initial public offering of 3,250,000 shares of common stock at $14 per share. We received net proceeds of $41.0 million. Prior to this offering, we financed our operations and growth through private equity and debt financings and internally generated funds, raising $22.4 million between 1993 and 1994. This consisted of $18.4 million through the issuance of equity securities and $4.0 million through subordinated debt financing. Our liquidity requirements have arisen primarily from statutory capital requirements in the states in which we operate.

         Our operating activities provided cash of $5.1 million in 1999, $13.5 million in 2000 and $30.2 million in 2001. The growth in 2000 was due to increased membership and improved profitability. The increase in 2001 was due to further improved profitability, an increase in membership and the timing of capitation payments.

         Our investing activities used cash of $2.9 million in 1999 and $14.6 million in 2000, and provided cash of $2.7 million in 2001. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2001, our investment portfolio consisted primarily of fixed-income securities with an average maturity of 2.4 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield was 7.3% as of December 31, 2000 and 5.6% as of December 31, 2001.

         Our financing activities provided cash of $2.5 million in 1999, used cash of $2.4 million in 2000 and provided cash of $37.0 million in 2001. During 1999 and 2000 financing cash flows consisted of borrowings and repayments under a credit facility and issuances of preferred stock. During 2001 financing cash flows primarily consisted of the issuance of common stock through our initial public offering net of the repayment of subordinated notes with $4.0 million of our proceeds.

         In addition, we have raised capital from time to time to fund planned geographic and product expansion, necessary regulatory reserves, and acquisitions of healthcare contracts. In 2001, we purchased the rights to the Humana Medicaid contracts with the states of Texas and Wisconsin for $1.2 million and spent $3.6 million on purchases of furniture, equipment and leasehold improvements due to the addition of the Austin and San Antonio markets and the expansion of the Wisconsin market. For the year ended December 31, 2002, we anticipate purchasing $3.6 million of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions.

         Our principal contractual obligations at December 31, 2001 consisted of obligations under operating leases. The significant annual noncancelable lease payments over the next five years and beyond are as follows (in thousands):

                                                        Payment
                                                          Due
                                                        -------
   2002............................................     $ 2,219
   2003............................................       2,120
   2004............................................       2,043
   2005............................................       2,014
   2006............................................       1,745
   Thereafter......................................       5,643
                                                        -------
                                                        $15,784
                                                        =======

         At December 31, 2001, we had working capital of $34.8 million as compared to $(5.3) million at December 31, 2000 and $(7.2) million at December 31, 1999. Our working capital was negative at times due to our efforts to increase investment returns through purchases of long-term investments, which have maturities of greater than one year. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

         Cash, cash equivalents and short-term investments were $90.0 million at December 31, 2001 and $26.4 million at December 31, 2000. Long-term investments were $22.3 million at December 31, 2001 and $14.5 million at December 31, 2000. Based on our operating plan, we expect that our available cash, cash equivalents and investments, and cash from our operations will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report. Additionally, in March 2002 we obtained a commitment from a financial institution to provide a $25 million revolving line of credit.

                  REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

         Our operations are conducted through our subsidiaries. As managed care organizations, our subsidiaries are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us.

         Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2001, our subsidiaries had aggregate statutory capital and surplus of $16.3 million, compared with the required minimum aggregate statutory capital and surplus requirements of $9.1 million.

         In 1998, the National Association of Insurance Commissioners adopted guidelines which, to the extent that they are implemented by the states, will set new minimum capitalization requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. New risk-based capital rules for managed care organizations, which may vary from state to state, are currently being considered for adoption. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. The managed care organization rules, if adopted by Indiana in their proposed form, may increase the minimum capital required for our subsidiary.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, was issued which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. We have adopted SFAS 141.

         In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. We have adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization will be discontinued. For the year ended December 31, 2001, goodwill amortization was $471.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS No. 144 is not expected to have a material impact on our results of operations, financial position or cash flows.

                           FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue" or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments, and the adequacy of our available cash resources. These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

      Actual results may differ from projections or estimates due to a variety of important factors. Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payers, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers' inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation or suspension of our Medicaid managed care contracts by the state governments would also negatively impact us. Due to these factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO BEING A REGULATED ENTITY

         REDUCTIONS IN MEDICAID FUNDING COULD SUBSTANTIALLY REDUCE OUR PROFITABILITY.

         Nearly all of our revenues come from Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state immediately or after a short notice period in the event of unavailability of state funds.

         IF OUR MEDICAID AND SCHIP CONTRACTS ARE TERMINATED OR ARE NOT RENEWED, OUR BUSINESS WILL SUFFER.

         We provide healthcare services under five contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2002 and December 31, 2003. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2001. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts is terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

         CHANGES IN GOVERNMENT REGULATIONS DESIGNED TO PROTECT PROVIDERS AND MEMBERS RATHER THAN OUR STOCKHOLDERS COULD FORCE US TO CHANGE HOW WE OPERATE AND COULD HARM OUR BUSINESS.

         Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect health plan providers and members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules, and changing interpretations of these laws and rules could, among other things:

         o force us to restructure our relationships with providers within our network;

         o require us to implement additional or different programs and systems;

         o mandate minimum medical expense levels as a percentage of premiums revenues;

         o        restrict revenue and enrollment growth;

         o require us to develop plans to guard against the financial insolvency of our providers;

         o increase our healthcare and administrative costs; impose additional capital and reserve requirements; and

         o increase or change our liability to members in the event of malpractice by our providers.

         For example, Congress currently is considering various forms of patient protection legislation commonly known as Patients' Bills of Rights. We cannot predict the impact of this legislation, if adopted, on our business.

         REGULATIONS MAY DECREASE THE PROFITABILITY OF OUR HEALTH PLANS.

         Our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. This regulatory requirement, changes in this requirement or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The State of Texas has implemented and is enforcing a penalty provision for failure to pay claims in a timely manner. Failure to meet this requirement can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our medical loss ratio as too low. Any of these regulatory actions could harm our operating results.

         FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD SUBJECT US TO CIVIL AND CRIMINAL PENALTIES.

         Federal and state governments have enacted fraud and abuse laws and other laws to protect patients' privacy and access to healthcare. Violation of the laws or regulations governing our operations could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SSI, and SCHIP programs. These penalties or exclusions, were they to occur, would negatively impact our ability to operate our business. For example, failure to pay our providers promptly could result in the imposition of fines and other penalties.

         The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including a whistle blower program. Further, a new regulation promulgated pursuant to HIPAA imposes civil and criminal penalties for failure to comply with the privacy standards for individually-identifiable health records. Congress may enact additional legislation to increase penalties and to create a private right of action under HIPAA, which would entitle patients to seek monetary damages for violations of the privacy rules.

         COMPLIANCE WITH NEW GOVERNMENT REGULATIONS MAY REQUIRE US TO MAKE SIGNIFICANT EXPENDITURES.

         In August 2000, the Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We are required to comply with the new regulation by October 2002, and Texas has indicated that it may impose an earlier compliance deadline. In August 1998, HHS proposed a regulation that would require healthcare participants to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001. Compliance with this regulation will be required by April 14, 2003, unless the Bush Administration revises the regulation or defers the implementation date.

         In January 2001, the federal Centers for Medicare and Medicaid Services, or CMS (then the Health Care Financing Administration), published new regulations regarding Medicaid managed care. CMS subsequently delayed the effective date of these regulations until August 16, 2002. In August 2001, CMS proposed new regulations that would modify the January regulations. If adopted, these regulations would implement the requirements of the Balanced Budget Act of 1997 that are intended to give states more flexibility in their administration of Medicaid managed care programs, provide new patient protections for Medicaid managed care enrollees and require states to meet new actuarial soundness requirements.

         The Bush Administration's issuance of new regulations, its review of the existing HIPAA rules and other newly published regulations, the states' ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems would not enable us to comply in all respects with these new regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and the related compliance costs could have a material adverse effect on our business.

         CHANGES IN HEALTHCARE LAW MAY REDUCE OUR PROFITABILITY.

         Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. These changes could reduce the number of persons enrolled or eligible for Medicaid and reduce the reimbursement or payment levels for medical services. More generally, we are unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare.

         A recent example is state and federal legislation that would enable physicians to collectively bargain with managed healthcare organizations. In 2000, the U.S. House of Representatives approved a collective bargaining proposal that contained an exemption for public sector managed healthcare organizations. If legislation of this type is enacted without such an exemption, it would negatively impact our bargaining position with many of our providers and might result in an increase in our cost of providing medical benefits.

         We cannot predict the outcome of these legislative or regulatory proposals or the effect that they will have on us. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements may seriously harm our operations and financial results.

         IF WE ARE UNABLE TO PARTICIPATE IN SCHIP PROGRAMS OUR GROWTH RATE MAY BE LIMITED.

         The State Children's Health Insurance Program is a relatively new federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. The programs vary significantly from state to state. Participation in SCHIP programs is an important part of our growth strategy. If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

         IF STATE REGULATORS DO NOT APPROVE PAYMENTS OF DIVIDENDS AND DISTRIBUTIONS BY OUR SUBSIDIARIES TO US, WE MAY NOT HAVE SUFFICIENT FUNDS TO IMPLEMENT OUR BUSINESS STRATEGY.

         We principally operate through our health plan subsidiaries. If funds normally available to us become limited in the future, we may need to rely on dividends and distributions from our subsidiaries to fund our operations. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries' request to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy.

RISKS RELATED TO OUR BUSINESS

         RECEIPT OF INADEQUATE PREMIUMS WOULD NEGATIVELY AFFECT OUR REVENUES AND PROFITABILITY.

         Nearly all of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our customers. If premiums do not increase when expenses related to medical services rise, our earnings would be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our medical loss ratio, or our expenses related to medical services as a percentage of premium revenues, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed.

         FAILURE TO EFFECTIVELY MANAGE OUR MEDICAL COSTS OR RELATED ADMINISTRATIVE COSTS-WOULD REDUCE OUR PROFITABILITY.

         Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our medical loss ratio has fluctuated. For example, our medical loss ratio was 82.8% for the year ended December 31, 2001 and 84.3% for 2000, but was 88.9% for 1999 and 88.4% for 1998.
Because of the narrow margins of our health plan business, relatively small changes in our medical loss ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

         FAILURE TO ACCURATELY PREDICT OUR MEDICAL EXPENSES COULD NEGATIVELY AFFECT OUR REPORTED RESULTS.

         Our medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to accurately estimate IBNR may also affect our ability to take timely corrective actions, further harming our results.

         DIFFICULTIES IN EXECUTING OUR ACQUISITION STRATEGY COULD ADVERSELY AFFECT OUR BUSINESS.

         Historically, the acquisition of Medicaid contract rights and related assets of other health plans both in our existing service areas and in new markets, has accounted for a significant amount of our growth. For example, our acquisition of contract rights from Humana in February 2001 accounted for 88.0% of the increase in our net premium revenues for the year ended December 31, 2001 compared to 2000. Many of the other potential purchasers of Medicaid assets have greater financial resources than we have. In addition, many of the sellers are interested either in (1) selling, along with their Medicaid assets, other assets in which we do not have an interest or (2) selling their companies, including their liabilities, as opposed to the assets of their ongoing businesses.

         We generally are required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, even if we may already operate in a state in which we acquire a new business, we would be required to obtain additional regulatory approval if the acquisition would result in our operating in an area of the state in which we did not operate previously. We cannot assure you that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all. In deciding whether to approve a proposed acquisition, state regulators may consider a number of factors outside our control, including giving preference to competing offers made by locally owned entities or by not-for-profit entities. Furthermore, we expect to enter into a credit facility that will prohibit some acquisitions without the consent of our bank lender.

         In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired business or assets with our existing operations. This may include the integration of:

         o additional personnel who are not familiar with our operations and corporate culture;

         o existing provider networks, which may operate on different terms than our existing networks;

         o existing members, who may decide to switch to another healthcare plan; and

         o disparate administrative, accounting and finance, and information systems.

For example, in the Humana acquisition, the configuration of new provider contracts temporarily extended our claims payment process.

         Accordingly, we may be unable to successfully identify, consummate and integrate future acquisitions or operate acquired businesses profitably. We also may be unable to obtain sufficient additional capital resources for future acquisitions. If we are unable to effectively execute our acquisition strategy, our future growth will suffer and our results of operations could be harmed.

         FAILURE TO ACHIEVE TIMELY PROFITABILITY IN ANY BUSINESS WOULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

         Start-up costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to obtain a state contract and process claims. If we were unsuccessful in obtaining the necessary license, winning the bid to provide service or attracting members in numbers sufficient to cover our costs, any new business of ours would fail. We also could be obligated by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or recover start-up costs. In addition, we may not be able to effectively commercialize any new programs or services we seek to market to third parties. The expenses associated with starting up a new business could have a significant impact on our results of operations if we are unable to achieve profitable operations in a timely fashion.

         WE DERIVE ALL OF OUR REVENUES FROM OPERATIONS IN THREE STATES, AND OUR OPERATING RESULTS WOULD BE MATERIALLY AFFECTED BY A DECREASE IN REVENUES OR PROFITABILITY IN ANY ONE OF THOSE STATES.

         Operations in Wisconsin, Indiana and Texas account for all of our revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. In the first half of 2001, our membership in Indiana declined by approximately 46,000 due to a subcontracting provider organization terminating a percent-of-premium arrangement. In 2000, we reduced our service area in Wisconsin from 36 to 18 counties. In 1999 and 2000, we terminated our services to most of the southern counties of Indiana. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

         COMPETITION MAY LIMIT OUR ABILITY TO INCREASE PENETRATION OF THE MARKETS THAT WE SERVE.

         We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided. Subject to limited exceptions by federally approved state applications, the federal government requires that there be choices for Medicaid recipients among managed care programs. Voluntary programs and mandated competition may limit our ability to increase our market share.

         Some of the health plans with which we compete have greater financial and other resources and offer a broader scope of products than we do. In addition, significant merger and acquisition activity has occurred in the managed care industry, as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, or maintain or increase our revenue growth, pricing flexibility and control over medical cost trends may be adversely affected.

         In addition, in order to increase our membership in the markets we currently serve, we believe that we must continue to develop and implement community-specific products, alliances with key providers and localized outreach and educational programs. If we are unable to develop and implement these initiatives, or if our competitors are more successful than we are in doing so, we may not be able to further penetrate our existing markets.

         IF WE ARE UNABLE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR PROVIDER NETWORKS, OUR PROFITABILITY WILL BE HARMED.

         Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be cancelled by either party without cause upon 90 to 120 days' prior written notice. We cannot assure you that we will be able to continue to renew our existing contracts or enter into new contracts enabling us to service our members profitably. We will be required to establish acceptable provider networks prior to entering new markets. We may be unable to enter into agreements with providers in new markets on a timely basis or under favorable terms. If we are unable to retain our current provider contracts or enter into new provider contracts timely or on favorable terms, our profitability will be harmed.

         WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

         We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our Medicaid managed care business. If we lose one or more members of our senior management team, including our chief executive officer, Michael F. Neidorff, who has been instrumental in developing our mission and forging our business relationships, our business and operating results could be harmed. We do not have an employment agreement with Mr. Neidorff, and we cannot assure you that we will be able to retain his services. Our ability to replace any departed members of our senior management or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Medicaid managed care industry with the breadth of skills and experience required to operate and expand successfully a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel.

         NEGATIVE PUBLICITY REGARDING THE MANAGED CARE INDUSTRY MAY HARM OUR BUSINESS AND OPERATING RESULTS.

         Recently, the managed care industry has received negative publicity. This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. These factors may adversely affect our ability to market our services, require us to change our services, and increase the regulatory burdens under which we operate. Any of these factors may increase the costs of doing business and adversely affect our operating results.

         CLAIMS RELATING TO MEDICAL MALPRACTICE COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES.

         Our providers and employees involved in medical care decisions may be subject to medical malpractice claims. In addition, some states, including Texas, have adopted legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability. Even if any claims brought against us are unsuccessful or without merit, they would still be time-consuming and costly and could distract our management's attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

         GROWTH IN THE NUMBER OF MEDICAID-ELIGIBLE PERSONS DURING ECONOMIC DOWNTURNS COULD CAUSE OUR OPERATING RESULTS AND STOCK PRICES TO SUFFER IF STATE AND FEDERAL BUDGETS DECREASE OR DO NOT INCREASE.

         Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. In particular, the terrorist acts of September 11, 2001 have created an uncertain economic environment, and we cannot predict the impact of these events, other acts of terrorism or related military action on federal or state funding of healthcare programs or on the size of the Medicaid-eligible population. If federal funding were decreased or unchanged while our membership was increasing, our results of operations would suffer.

         GROWTH IN THE NUMBER OF MEDICAID-ELIGIBLE PERSONS MAY BE
COUNTERCYCLICAL, WHICH COULD CAUSE OUR OPERATING RESULTS TO SUFFER WHEN GENERAL ECONOMIC CONDITIONS ARE IMPROVING.

         Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. Conversely, this number may grow more slowly or even decline if economic conditions improve. Therefore, improvements in general economic conditions may cause our membership levels to decrease, thereby causing our operating results to suffer, which could lead to decreases in our stock price during periods in which stock prices in general are increasing.

         WE INTEND TO EXPAND PRIMARILY INTO MARKETS WHERE MEDICAID RECIPIENTS ARE REQUIRED TO ENROLL IN MANAGED CARE PLANS.

         We expect to continue to focus our business in states in which Medicaid enrollment in managed care is mandatory. Currently, approximately two-thirds of the states require health plan enrollment for Medicaid eligible participants in all or a portion of their counties. The programs are voluntary in other states. Because we concentrate on markets with mandatory enrollment, we expect the geographic expansion of our business to be limited to those states.

         IF WE ARE UNABLE TO INTEGRATE AND MANAGE OUR INFORMATION SYSTEMS EFFECTIVELY, OUR OPERATIONS COULD BE DISRUPTED.

         Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status and other information.

      Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires frequent transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                   INVESTMENTS

      As of December 31, 2001, we had short-term investments of $1.2 million and long-term investments of $22.3 million. The short-term investments consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury investments, and have original maturities greater than one year. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold these short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2001, the fair value of our fixed income investments would decrease by approximately $1.2 million. Similarly, a 1% decrease in market interest rates at December 31, 2001 would result in an increase of the fair value of our investments of approximately $1.2 million. Declines in interest rates over time will reduce our investment income.

                                    INFLATION

      Although the general rate of inflation has remained relatively stable and healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of healthcare services. Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

      While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases.

                                COMPLIANCE COSTS

      Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently and are subject to change and conflicting interpretation, making certainty of compliance impossible at this time. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we plan to implement will comply adequately with the regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $1.5 million in 2002. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements and related notes thereto required by this item are set forth on the pages indicated in Item 14.

                               CENTENE CORPORATION
                    QUARTERLY SELECTED FINANCIAL INFORMATION
              (IN THOUSANDS, EXCEPT SHARE DATA AND MEMBERSHIP DATA)
                                   (UNAUDITED)

                                                                         FOR THE QUARTER ENDED
                                                        ------------------------------------------------------
                                                         MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                           2000          2000          2000           2000
                                                        ----------    ----------   -------------  ------------
Total revenues                                          $   50,008    $   53,015    $   58,515    $   59,812
Earnings from operations                                       752         1,240         1,838         2,690
Earnings before income taxes                                   937         1,433         2,236         2,579

Net earnings                                            $      891    $    1,479    $    2,136    $    3,222

Net earnings attributable to common stockholders        $      768    $    1,356    $    2,013    $    3,099

Per share data:
  Earnings per common share, basic                      $      .86    $     1.50    $     2.23    $     3.44

  Earnings per common share, diluted                    $      .13    $      .22    $      .31    $      .47

Period end membership                                      167,000       179,300       185,450       194,200

                                                                         FOR THE QUARTER ENDED
                                                        ------------------------------------------------------
                                                         MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                           2001          2001          2001           2001
                                                        ----------    ----------   -------------  ------------
Total revenues                                          $   70,304    $   80,560    $   85,414    $   90,291
Earnings from operations                                     2,906         4,513         5,355         5,698
Earnings before income taxes                                 3,777         5,343         6,175         6,731

Net earnings                                            $    2,182    $    3,230    $    3,563    $    3,920

Net earnings attributable to common stockholders        $    2,059    $    3,107    $    3,440    $    3,822

Per share data:
  Earnings per common share, basic                      $     2.27    $     3.41    $     3.78    $     1.37

  Earnings per common share, diluted                    $      .29    $      .42    $      .45    $      .45

Period end membership                                      205,000       213,200       224,800       235,100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      DIRECTORS

         Information concerning our directors will appear in our Proxy Statement for our 2002 annual meeting of stockholders under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b)      EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth information regarding our executive officers and key employees, including their ages at February 28, 2002:

            NAME                          AGE                                 POSITION
---------------------------               ---        ----------------------------------------------------------
Executive Officers
Michael F. Neidorff                        59        President, Chief Executive Officer and Director
Joseph P. Drozda, Jr., M.D.                56        Senior Vice President, Medical Affairs
Catherine M. Halverson                     52        Senior Vice President, Business Development
Mary O'Hara                                52        Senior Vice President, Operations Services
Brian G. Spanel                            46        Senior Vice President and Chief Information Officer
Karey L. Witty                             37        Senior Vice President, Chief Financial Officer, Secretary
                                                     and Treasurer
Key Employees
Christopher Bowers*                        46        President and Chief Executive Officer, Superior HealthPlan
Kathleen R. Crampton                       57        President and Chief Executive Officer, Managed Health
                                                     Services Wisconsin
Rita Johnson-Mills                         42        President and Chief Executive Officer, Managed Health
                                                     Services Indiana

----------
*     Commencing April 4, 2002.

         MICHAEL F. NEIDORFF has served as our President, Chief Executive Officer and as a member of our board of directors since May 1996. From May 1996 to November 2001, Mr. Neidorff also served as our Treasurer. From 1995 to 1996, Mr. Neidorff served as a Regional Vice President of Coventry Corporation, a publicly traded managed care organization, and as the President and Chief Executive Officer of one of its subsidiaries, Group Health Plan, Inc. From 1985 to 1995, Mr. Neidorff served as the President and Chief Executive Officer of Physicians Health Plan of Greater St. Louis, a subsidiary of United Healthcare Corp., a publicly traded managed care organization now known as UnitedHealth Group Incorporated.

         JOSEPH P. DROZDA, JR., M.D. has served as our Senior Vice President, Medical Affairs since November 2000 and served as our part-time Medical Director from January 2000 through October 2000. From June 1999 to October 2000, Dr. Drozda was self-employed as a consultant to managed care organizations, physician groups, hospital networks and employer groups on a variety of managed care delivery and financing issues. From 1996 to April 1999, Dr. Drozda served as the Vice President of Medical Management of SSM Health Care, a health services network. From 1994 to 1996, Dr. Drozda was the Vice President and Chief Medical Officer of PHP, Inc., a health maintenance organization based in North Carolina. From 1987 until 1994, Dr. Drozda served as Medical Director of Physicians Health Plan of Greater St. Louis, a health plan that he co-founded.

         CATHERINE M. HALVERSON has served as our Senior Vice President, Business Development since September 2001. From March 2001 to September 2001, Ms. Halverson was self-employed as a consultant to a pharmaceutical benefit management company and Medicaid managed care plans. From 1993 to March 2001, Ms. Halverson was the Vice President and Director of Medicaid Programs of UnitedHealth Group Incorporated.

         MARY O'HARA has served as our Senior Vice President, Operations Services since January 1999. From December 1998 to January 1999, Ms. O'Hara served as our Chief Contracting Officer. From March 1997 to October 1998, Ms. O'Hara was the Chief Contracting Officer of Unity Health Network, a network of hospitals and physicians in Missouri and Illinois. From 1990 to February 1997, Ms. O'Hara was the Director of Managed Care for Virginia Mason Medical Center, an integrated healthcare delivery system, in Seattle, Washington.

         BRIAN G. SPANEL has served as our Senior Vice President and Chief Information Officer since December 1996. From 1988 to 1996, Mr. Spanel served as President of GBS Consultants, a healthcare consulting and help desk software developer. From 1987 to 1988, Mr. Spanel was Director of Information Services for CompCare, a managed care organization. From 1984 to 1987, Mr. Spanel was Director of Information Services for Peak Health Care, a managed care organization.

         KAREY L. WITTY has served as our Senior Vice President and Chief Financial Officer since August 2000, as our Secretary since February 2000 and as our Treasurer since November 2001. From March 1999 to August 2000, Mr. Witty served as our Vice President of Health Plan Accounting. From 1996 to March 1999, Mr. Witty was Controller of Heritage Health Systems, Inc., a healthcare company in Nashville, Tennessee. From 1994 to 1996, Mr. Witty served as Director of Accounting for Healthwise of America, Inc., a publicly traded managed care organization.

         CHRISTOPHER BOWERS will begin serving as our President and Chief Executive Officer of Superior HealthPlan, our health plan in Texas, in April 2002. From October 2000 to March 2002, Mr. Bowers was the Vice President of Operations for Physicians Health Plan of Southwest Michigan, Inc. (PHP) and IBA Health & Life Assurance Company, which are wholly owned subsidiaries of the Bronson Healthcare Group. From 1996 to September 2000, Mr. Bowers served as the Director of Government Programs for UnitedHealth Care Group. While directly working for Bronson Healthcare Group, Mr. Bowers served as the Assistant Vice President of Community Relations and the Assistant Vice President of Strategic Planning and Development.

         KATHLEEN R. CRAMPTON has served as the President and Chief Executive Officer of Managed Health Services Insurance Corp., our health plan in Wisconsin, since June 2000. From November 1999 to May 2000, Ms. Crampton was a Senior Consultant for PricewaterhouseCoopers LLC. From June 1996 to October 1999, Ms. Crampton served as Vice President of the Patterson Group, a private consulting firm serving health maintenance organizations and their service providers and medical manufacturers. From 1993 to 1996, Ms. Crampton served as Vice President of Marketing for Healthtech Services Corporation, a home care robotics and telemedicine information systems company.

         RITA JOHNSON-MILLS has served as the President and Chief Executive Officer of Managed Health Services Indiana, Inc., our health plan in Indiana, since April 2001. From March 2000 to April 2001, Ms. Johnson-Mills served as the Chief Operating Officer of Managed Health Services Indiana, Inc. From July 1999 to March 2000, Ms. Johnson-Mills was a Senior Vice President and the Chief Operating Officer of Medical Diagnostic Management. From 1995 to March 1999, Ms. Johnson-Mills served as Senior Vice President and Chief Operating Officer of DC Chartered Health Plan, Inc., a health maintenance organization.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation will appear in our Proxy Statement for our 2002 annual meeting of stockholders under "Executive Compensation" and "Employment Agreements." This portion of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management will appear in our Proxy Statement for our 2002 annual meeting of stockholders under "Principal Stockholders." This portion of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2002 annual meeting of stockholders under "Transactions with Management." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

    1.    CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
          Report of Independent Public Accountants...........................  . 36
          Consolidated Balance Sheets as of December 31, 2001 and 2000.......    37
          Consolidated Statements of Earnings for the years ended
              December 31, 2001, 2000 and 1999...............................  . 39
          Consolidated Statements of Stockholders' Equity for the years
              ended December 31, 2001, 2000 and 1999.........................    40
          Consolidated Statements of Cash Flows for the years ended
              December 31, 2001, 2000 and 1999...............................    41
          Notes to Consolidated Financial Statements.........................    42

    2.    FINANCIAL STATEMENT SCHEDULES

          Report of Independent Public Accountants...........................    54
          Schedule II - Valuation and Qualifying Accounts....................    55

    3.    EXHIBITS

          (a)  Exhibits

          The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

          (b)  Reports on Form 8-K.

          None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Centene Corporation:


We have audited the accompanying consolidated balance sheets of Centene Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri
February 1, 2002

                      CENTENE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000
                        (In thousands, except share data)


                                                                                   2001         2000
                                                                                ----------    ----------
                                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $   88,867    $   19,023
    Premium and related receivables, net of allowances of $3,879 and $1,866,
      respectively                                                                   7,032        15,538
    Short-term investments, at fair value (amortized cost $1,166 and $7,404,
      respectively)                                                                  1,169         7,400
    Deferred income taxes                                                            2,515         2,585
    Other current assets                                                             2,464         2,170
                                                                                ----------    ----------
              Total current assets                                                 102,047        46,716


LONG-TERM INVESTMENTS, at fair value (amortized cost $22,127 and $14,326,
    respectively)                                                                   22,339        14,459

INVESTMENTS IN JOINT VENTURES                                                           --         2,422

PROPERTY AND EQUIPMENT, net                                                          3,796         1,360

INTANGIBLE ASSETS                                                                    2,396           347

DEFERRED INCOME TAXES                                                                  788           713
                                                                                ----------    ----------
              Total assets                                                      $  131,366    $   66,017
                                                                                ==========    ==========

                          (Continued on following page)

                                                                                     2001          2000
                                                                                  ----------    ----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Medical claims liabilities                                                    $   59,565    $   45,805
    Accounts payable and accrued expenses                                              7,712         6,168
                                                                                  ----------    ----------
              Total current liabilities                                               67,277        51,973

SUBORDINATED DEBT                                                                         --         4,000
                                                                                  ----------    ----------
              Total liabilities                                                       67,277        55,973
                                                                                  ----------    ----------
SERIES D REDEEMABLE PREFERRED STOCK, $.167 par value; authorized 4,000,000 shares; 0 and 3,718,000 shares issued and outstanding,
    (liquidation value of $18,590, at December 31, 2000)                                  --        18,878
                                                                                  ----------    ----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.167 par value; authorized 4,300,000 shares-
      Series A convertible, authorized 2,400,000 shares; 0 and 733,850 shares
         issued and outstanding                                                           --           123
      Series B convertible, authorized 1,050,000 shares; 0 and 864,640 shares
         issued and outstanding                                                           --           144
      Series C convertible, authorized 850,000 shares; 0 and 557,850 shares
         issued and outstanding                                                           --            93
    Common stock, $.003 par value; authorized 17,000,000 shares-
      Series A, 16,000,000 shares; 0 and 277,247 shares issued and outstanding            --             1
      Series B, 1,000,000 shares; 0 and 624,279 shares issued and outstanding             --             2
    Common stock, $.001 par value; authorized 40,000,000 shares; 10,085,112
      and 0 shares issued and outstanding                                                 10            --
    Additional paid-in capital                                                        60,857             7
    Net unrealized gain on investments, net of tax                                       135            81
    Retained earnings (deficit)                                                        3,087        (9,285)
                                                                                  ----------    ----------
              Total stockholders' equity (deficit)                                    64,089        (8,834)
                                                                                  ----------    ----------
              Total liabilities and stockholders' equity                          $  131,366    $   66,017
                                                                                  ==========    ==========

      The accompanying notes are an integral part of these balance sheets.

                      CENTENE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (In thousands, except share data)


                                                                            2001             2000             1999
                                                                        ------------     ------------     ------------
REVENUES:
  Premiums                                                              $    326,184     $    216,414     $    200,549
  Administrative services fees                                                   385            4,936              880
                                                                        ------------     ------------     ------------
           Total revenues                                                    326,569          221,350          201,429
                                                                        ------------     ------------     ------------
EXPENSES:
  Medical services costs                                                     270,151          182,495          178,285
  General and administrative expenses                                         37,946           32,335           29,756
                                                                        ------------     ------------     ------------
           Total operating expenses                                          308,097          214,830          208,041
                                                                        ------------     ------------     ------------
           Earnings (losses) from operations                                  18,472            6,520           (6,612)
OTHER INCOME (EXPENSE):
  Investment and other income, net                                             3,916            1,784            1,623
  Interest expense                                                              (362)            (611)            (498)
  Equity in earnings (losses) from joint ventures                                 --             (508)               3
                                                                        ------------     ------------     ------------
           Earnings (losses) from continuing operations before
              income taxes                                                    22,026            7,185           (5,484)
INCOME TAX EXPENSE (BENEFIT)                                                   9,131             (543)              --
                                                                        ------------     ------------     ------------
           Earnings (losses) from continuing operations                       12,895            7,728           (5,484)

LOSS FROM DISCONTINUED OPERATIONS, net                                            --               --           (3,927)
                                                                        ------------     ------------     ------------
           Net earnings (losses)                                              12,895            7,728           (9,411)

ACCRETION OF REDEEMABLE PREFERRED STOCK                                         (467)            (492)            (492)
                                                                        ------------     ------------     ------------
           Net earnings (losses) attributable to common stockholders    $     12,428     $      7,236     $     (9,903)
                                                                        ============     ============     ============
EARNINGS (LOSSES) PER COMMON SHARE, BASIC:
  Continuing operations                                                 $       8.97     $       8.03     $      (6.63)
  Discontinued operations                                                         --               --            (4.36)
  Net earnings (losses) per common share                                        8.97             8.03           (10.99)
EARNINGS (LOSSES) PER COMMON SHARE, DILUTED:
  Continuing operations                                                 $       1.61     $       1.13     $      (6.63)
  Discontinued operations                                                         --               --            (4.36)
  Net earnings (losses) per common share                                        1.61             1.13           (10.99)
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic                                                                    1,385,399          901,526          900,944
  Diluted                                                                  8,019,497        6,819,595          900,944


        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (In thousands, except share data)

                                                                        Preferred Stock
                                            ----------------------------------------------------------------------
                                            Series A          Series B           Series C           Series A
                                             Shares     Amt    Shares     Amt     Shares     Amt     Shares    Amt
                                            ---------  -----  --------   -----   --------   -----   --------   ---
BALANCE, December 31, 1998                   733,850   $ 123   864,640   $ 144    557,850   $ 93     273,852   $ 1
   Net losses                                     --      --        --      --         --     --          --    --
   Net unrealized loss during the year
     on investments available for sale            --      --        --      --         --     --          --    --

       Comprehensive loss
   Issuance of common stock                       --      --        --      --         --     --       3,395    --
   Series D preferred stock accretion             --      --        --      --         --     --          --    --
                                            --------   -----   -------   -----   --------   ----    --------   ---
BALANCE, December 31, 1999                   733,850     123   864,640     144    557,850     93     277,247     1
   Net earnings                                   --      --        --      --         --     --          --    --
   Net unrealized gain during the year
     on investments available for sale            --      --        --      --         --     --          --    --

       Comprehensive earnings
   Series D preferred stock accretion             --      --        --      --         --     --          --    --
                                                  --      --        --      --         --     --          --    --
                                            --------   -----   -------   -----   --------   ----    --------   ---
BALANCE, December 31, 2000                   733,850     123   864,640     144    557,850     93     277,247     1
   Net earnings                                   --      --        --      --         --     --          --    --
   Net unrealized gain during the year
     on investments available for sale            --      --        --      --         --     --          --    --

       Comprehensive earnings
   Issuance of common stock upon
     exercise of options                          --      --        --      --         --     --      19,100    --
   Purchase of stock                              --      --        --      --         --     --     (11,000)   --
   Stock compensation expense                     --      --        --      --         --     --          --    --
   Series D preferred stock accretion             --      --        --      --         --     --          --    --
   Exercise of warrants to purchase
     common stock                                 --      --        --      --         --     --          --    --
   Conversion of Series A, B, C and D
     preferred stock to common stock        (733,850)   (123) (864,640)   (144)  (557,850)   (93)         --    --
   Conversion of Series A and B
     common stock to $.001 par value
     common stock                                 --      --        --      --         --     --    (285,347)   (1)
   Issuance of 3,250,000 shares of
     common stock, net                            --      --        --      --         --     --          --    --
   Issuance of common stock for
     purchase of joint venture interest           --      --        --      --         --     --          --    --
                                            --------   -----   -------   -----   --------   ----    --------   ---
BALANCE, December 31, 2001                        --   $  --        --   $  --         --   $ --          --   $--
                                            ========   =====   =======   =====   ========   ====    ========   ===

                                                                                Common Stock
                                            ------------------------------------------------------------------------------------
                                                                                                 Net
                                                                                              Unrealized
                                                              $.001 Par           Additional  Gain (Loss)    Retained
                                            Series B            Value              Paid-in        on         Earnings
                                             Shares     Amt    Shares      Amt     Capital    Investments    (Deficit)    Total
                                            --------   -----  ---------   -----   ----------  -----------    ---------   -------
BALANCE, December 31, 1998                   624,205    $ 2           --   $--     $     1       $  58       $ (6,618)  $ (6,196)
   Net losses                                     --     --           --    --          --          --         (9,411)    (9,411)
   Net unrealized loss during the year
     on investments available for sale            --     --           --    --          --        (274)            --       (274)

       Comprehensive loss                                                                                                 (9,685)
                                                                                                              -------    -------
   Issuance of common stock                       74     --           --    --           6          --             --          6
   Series D preferred stock accretion             --     --           --    --          --          --           (492)      (492)
                                            --------    ---   ----------   ---     -------       -----       --------   --------
BALANCE, December 31, 1999                   624,279      2           --    --           7        (216)       (16,521)   (16,367)
   Net earnings                                   --     --           --    --          --          --          7,728      7,728
   Net unrealized gain during the year
     on investments available for sale            --     --           --    --          --         297             --        297
                                                                                                              -------    -------
                                                                                                                           8,025
       Comprehensive earnings
   Series D preferred stock accretion
                                                  --     --           --    --          --          --           (492)      (492)
                                            --------    ---   ----------   ---     -------       -----       --------   --------
BALANCE, December 31, 2000                   624,279      2           --    --           7          81         (9,285)    (8,834)
   Net earnings                                   --     --           --    --          --          --         12,895     12,895
   Net unrealized gain during the year
     on investments available for sale            --     --           --    --          --          54             --         54
                                                                                                              -------    -------
       Comprehensive earnings                                                                                             12,949
   Issuance of common stock upon
     exercise of options                          --     --           --    --          32          --             --         32
   Purchase of stock                              --     --           --    --         (30)                       (56)       (86)
   Stock compensation expense                     --     --           --    --           6          --             --          6
   Series D preferred stock accretion             --     --           --    --          --          --           (467)      (467)
   Exercise of warrants to purchase
     common stock                             46,003     --           --    --          18          --             --         18
   Conversion of Series A, B, C and D
     preferred stock to common stock              --     --    5,872,340     6      19,683          --             --     19,329
   Conversion of Series A and B
     common stock to $.001 par value
     common stock                           (670,282)    (2)     955,629     1           2          --             --         --
   Issuance of 3,250,000 shares of
     common stock, net                            --     --    3,250,000     3      41,039          --             --     41,042
   Issuance of common stock for
     purchase of joint venture interest           --     --        7,143    --         100          --             --        100
                                            --------    ---   ----------   ---     -------       -----       --------   --------
BALANCE, December 31, 2001                        --    $--   10,085,112   $10     $60,857       $ 135       $  3,087   $ 64,089
                                            ========    ===   ==========   ===     =======       =====       ========   ========

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                                                     2001           2000           1999
                                                                                  ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (losses)                                                          $   12,895     $    7,728     $   (9,411)
   Adjustments to reconcile net earnings (losses) to net cash provided by operating activities-
       Depreciation and amortization                                                   1,847          1,034          1,142
       Stock compensation expense                                                          6             --             --
       Loss on disposal of equipment                                                      --             --             10
       (Gain) loss on sale of investments                                               (390)            40            (55)
       Equity in losses (earnings) from joint ventures                                    --            508             (3)
   Changes in assets and liabilities-
     Decrease (increase) in premium and related receivables                            9,406         (4,087)            35
     (Increase) decrease in other current assets                                        (238)           684           (212)
     Increase in deferred income taxes                                                   (37)          (584)            --
     Increase in medical claims liabilities                                            8,686          8,466         13,815
     Decrease in unearned premiums                                                        --         (3,601)        (1,144)
     (Decrease) increase in accounts payable and accrued expenses                     (1,987)         3,270            950
                                                                                  ----------     ----------     ----------
           Net cash provided by operating activities                                  30,188         13,458          5,127
                                                                                  ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (3,635)          (642)          (861)
   Proceeds from sale of equipment                                                        --             --             34
   Purchase of investments                                                           (25,481)       (20,260)       (11,286)
   Sales and maturities of investments                                                25,037          7,382          9,019
   Contract acquisitions                                                              (1,250)            --             --
   Investments in joint ventures                                                       7,995         (1,097)           178
                                                                                  ----------     ----------     ----------
           Net cash provided by (used in) investing activities                         2,666        (14,617)        (2,916)
                                                                                  ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of note payable                                                 --             --          2,500
   Payment of note payable                                                                --         (2,350)          (150)
   Payment of subordinated debt                                                       (4,000)            --             --
   Proceeds from exercise of stock options                                                32             --             --
   Net proceeds from issuance of common stock                                         41,042             --             --
   Proceeds from sale of preferred stock                                                  --             --            200
   Purchase of stock                                                                    (102)            --             (6)
   Proceeds from exercise of warrants                                                     18             --             --
                                                                                  ----------     ----------     ----------
           Net cash provided by (used in) financing activities                        36,990         (2,350)         2,544
                                                                                  ----------     ----------     ----------
           Net increase (decrease) in cash and cash equivalents                       69,844         (3,509)         4,755
                                                                                  ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, beginning of period                                        19,023         22,532         17,777
                                                                                  ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                                          $   88,867     $   19,023     $   22,532
                                                                                  ==========     ==========     ==========
   Interest paid                                                                  $      920     $      531     $       80
   Income taxes paid                                                              $    9,460     $      310     $      146

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


1.  ORGANIZATION AND OPERATIONS:

Centene Corporation (Centene or the Company) provides managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income (SSI), and State Children's Health Insurance Program (SCHIP). Centene operates under its own state licenses in Wisconsin, Indiana and Texas, and contracts with other managed care organizations to provide risk and nonrisk management services.

Centene's managed care organization (MCO) subsidiaries include Managed Health Services Insurance Corp. (MHSIC), a wholly owned Wisconsin corporation; Coordinated Care Corporation Indiana, Inc. (CCCI), a wholly owned Indiana corporation; Superior HealthPlan, Inc. (Superior), a wholly owned Texas corporation (39% before January 1, 2001); and MHS Behavioral Health of Texas, Inc., a wholly owned Texas corporation that was incorporated in October of 2001.

2. INITIAL PUBLIC OFFERING:

On December 13, 2001, the Company completed an initial public offering (IPO) of 3,250,000 shares of its common stock at $14.00 per share. The net proceeds, after paying the underwriting discount and expenses associated with the offering, were $41.0 million. In conjunction with the IPO all outstanding shares of preferred stock were converted into shares of common stock in accordance with their terms.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries. All material intercompany balances and transactions have been eliminated. The investments in minority owned joint ventures are accounted for under the equity method.

Cash and Cash Equivalents

Investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. Cash equivalents consist of commercial paper, money market mutual funds and bank savings accounts.

Investments

Short-term and long-term investments available for sale are carried at market value. Any changes in fair value due to market conditions are reflected as a separate component of equity, net of any tax benefit or expense.

Short-term investments include securities with original maturities between three months and one year. Long-term investments include securities with original maturities greater than one year.

Property and Equipment

Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation for furniture and equipment, other than computer equipment, is calculated using the straight-line method based on the estimated useful lives of the assets ranging between five and seven years. Depreciation for computer equipment is calculated using the straight-line method based on a three-year life. Software is stated at cost and is amortized over its estimated useful life of three years using the straight-line method. Depreciation for leasehold improvements is calculated using the straight-line method based on the shorter of the estimated useful lives of the asset or the term of the respective leases, ranging between three and ten years.

Intangible Assets

Intangible assets consist primarily of purchased contract rights and goodwill. Goodwill represents the excess of aggregate purchase price over the estimated fair value of net assets acquired. Intangible assets are amortized using the straight-line method over a 60-month period. Accumulated amortization of intangibles as of December 31, 2001 and 2000, was $1,478 and $754, respectively. Amortization expense was $648, $224 and $235 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company reviews goodwill and other long-lived assets annually for impairment. The Company recognizes impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. The Company did not recognize any impairment losses for the periods presented.

Medical Claims Liabilities

Medical services costs include claims paid, claims adjudicated but not yet paid, estimates for claims received but not yet adjudicated, estimates for claims incurred but not yet received and estimates for the costs necessary to process unpaid claims.

The estimates of medical claims liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

Premium Revenue

Premium revenue is received monthly based on fixed rates per member as determined by the state contracts. The revenue is recognized as earned over the covered period of services. Premiums collected in advance are recorded as unearned premiums. There are no contractual allowances related to Centene's premium revenue.

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The contracts, which expire on various dates between December 31, 2002, and December 31, 2003, are expected to be renewed.

Reinsurance

Centene's MCO subsidiaries have purchased reinsurance to cover eligible healthcare services. The current reinsurance agreements generally cover 80% of healthcare expenses in excess of an annual deductible of $50 to $100 per member, up to a lifetime maximum of $2,000. The subsidiaries are responsible for inpatient charges in excess of an average daily per diem.

Reinsurance recoveries were approximately $3,958, $1,454 and $1,182 in 2001, 2000 and 1999, respectively. Reinsurance expenses were approximately $10,252, $3,391 and $2,708 in 2001, 2000 and 1999, respectively. Reinsurance recoveries, net of expenses, are included in medical services costs.

Income Taxes

Centene recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's profitability depends in large part on accurately predicting and effectively managing medical services costs. The Company continually reviews its premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the medical services costs. Certain of these factors, which include changes in healthcare practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan's control and could adversely affect the Company's ability to accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on the Company's results of operations.

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, was issued which requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. The Company has adopted SFAS 141.

In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company will adopt SFAS No. 142 effective January 1, 2002. Goodwill amortization will be discontinued. For the year ended December 31, 2001, goodwill amortization was $471.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS No. 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


4. DISCONTINUED OPERATIONS:

During 1999, the Company decided to exit its commercial line of business. The results of these activities have been reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The operating results of discontinued operations as of December 31, 1999, are as follows:

Total revenues                                                          $15,054
Pretax losses from discontinued operations                               (3,927)
Income tax benefit                                                           --
Net losses from discontinued operations                                  (3,927)
Basic and diluted net losses per share                                    (4.36)

5. INVESTMENTS:

Investments available for sale by investment type consist of the following:

                                                                        December 31, 2001
                                                   --------------------------------------------------------
                                                                     Gross            Gross      Estimated
                                                   Amortized       Unrealized      Unrealized      Market
                                                      Cost           Gains           Losses         Value
                                                   ----------      ----------      ----------    ----------
       U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies                  $  17,998        $ 216           $  (3)       $  18,211
       Commercial paper                                   462            3              --              465
       State/municipal securities and other             4,833            8              (9)           4,832
                                                    ---------        -----           -----        ---------

       Total                                        $  23,293        $ 227           $ (12)       $  23,508
                                                    =========        =====           =====        =========

                                                                        December 31, 2000
                                                   --------------------------------------------------------
                                                                      Gross           Gross      Estimated
                                                   Amortized       Unrealized      Unrealized      Market
                                                      Cost            Gains          Losses        Value
                                                   ----------      ----------      ----------    ----------
       U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies                  $  14,041        $ 133           $  --        $  14,174
       Commercial paper                                 7,211            2              (6)           7,207
       State/municipal securities and other               478           --              --              478
                                                    ---------        -----           -----        ---------

       Total                                        $  21,730        $ 135           $  (6)       $  21,859
                                                    =========        =====           =====        =========

The contractual maturity of investments as of December 31, 2001, is as follows:

                                                                                                  Estimated
                                                                                 Amortized          Market
                                                                                   Cost             Value
                                                                                 ----------       ---------
       One year or less                                                           $  1,166        $   1,169
       One year through five years                                                   6,190            6,300
       Five years through ten years                                                 15,937           16,039
                                                                                  --------        ---------

                                                                                  $ 23,293        $  23,508
                                                                                  ========        =========

Following is a summary of net investment income for the years ended December 31:

                                                                               2001        2000        1999
                                                                             --------    --------    --------
       Commercial paper                                                      $    938    $    759    $    217
       U.S. Treasury securities and obligations of U.S. government
         corporation and agencies                                               1,496         370         243
       States/municipal securities and other                                       --          (2)         13
       Money market and other                                                   1,228       1,035         951
                                                                             --------    --------    --------

                                                                             $  3,662    $  2,162    $  1,424
                                                                             ========    ========    ========

Various state statutes require MCOs to deposit or pledge minimum amounts of investments to state agencies. Securities with a book value of $1,204 and $693 were deposited or pledged to state agencies by Centene's MCO subsidiaries at December 31, 2001 and 2000, respectively.

6. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following as of December 31:

                                                                                           2001        2000
                                                                                         --------    --------
       Furniture and office equipment                                                    $  4,349    $  3,014
       Computer software                                                                    2,423       1,293
       Leasehold improvements                                                                 878         287
       Land                                                                                    10          --
                                                                                         --------    --------
                                                                                            7,660       4,594

       Less- Accumulated depreciation and amortization                                     (3,864)     (3,234)
                                                                                         --------    --------

          Property and equipment, net                                                    $  3,796    $  1,360
                                                                                         ========    ========

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,199, $810, and $846, respectively.

7. INCOME TAXES:

Centene files a consolidated federal income tax return while Centene and each subsidiary file separate state income tax returns.

The consolidated income tax expense (benefit) consists of the following for the years ended December 31:

                                                                               2001        2000        1999
                                                                             --------    --------    --------
       Current:
         Federal                                                             $  7,952    $    629    $     --
         State                                                                  1,624         625          --
                                                                             --------    --------    --------
                  Total current                                                 9,576       1,254          --

       Deferred                                                                  (445)     (1,797)         --
                                                                             --------    --------    --------

                  Total expense (benefit)                                    $  9,131    $   (543)   $     --
                                                                             ========    ========    ========

The following is a reconciliation of the expected income tax expense (benefit) as calculated by multiplying pretax income by federal statutory rates and Centene's actual income tax benefit for the years ended December 31:

                                                                               2001        2000        1999
                                                                             --------    --------    --------
       Expected federal income tax expense (benefit)                         $  7,709    $  2,443    $ (3,199)
       State income taxes, net of federal income tax benefit                    1,141         412         160
       Equity in (earnings) losses of joint ventures, net of tax                   --         175          (1)
       Change in valuation allowance                                               --      (3,764)      2,926
       Other, net                                                                 281         191         114
                                                                             --------    --------    --------

                  Income tax expense (benefit)                               $  9,131    $   (543)   $     --
                                                                             ========    ========    ========

Temporary differences that give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

                                                                                           2001        2000
                                                                                         --------    --------
       Medical claims liabilities and other accruals                                     $  2,279    $  1,539
       Net operating loss carryforward                                                         --       1,132
       Allowance for doubtful accounts                                                      1,435         690
       Depreciation and amortization                                                          353         246
       Other                                                                                   18         189
                                                                                         --------    --------

                  Total deferred tax assets                                                 4,085       3,796
                                                                                         --------    --------

       Other                                                                                  782         498
                                                                                         --------    --------

                  Total deferred tax liabilities                                              782         498
                                                                                         --------    --------

       Net deferred tax assets and liabilities                                           $  3,303    $  3,298
                                                                                         ========    ========

The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management determined that a valuation allowance was no longer necessary for its federal net operating loss carryforward as of December 31, 2000. As a result, the income tax benefit recorded for 2000 includes the reversal of $3,764 of deferred tax valuation allowance.

8. NOTE PAYABLE AND SUBORDINATED DEBT:

In September 2000, the Company entered into a $1,500 unsecured revolving credit agreement with a bank. The agreement bore interest at a rate of prime due and payable monthly. The agreement expired in September 2001. Borrowings under this agreement totaled $-0- at December 31, 2001 and 2000.

Subordinated debt as of December 31 consists of the following:

                                                                                           2001        2000
                                                                                         --------    --------
       $4,000 subordinated promissory notes dated September 1998.
         Interest was due and payable annually in September at a rate of 8.5% and a default rate of 10.5%.  Principal on the notes was due and payable in two equal installments in September 2003
         and September 2004.                                                             $     --    $  4,000
                                                                                         ========    ========

During 1999 and 2000, the Company was in default due to late interest payments and, therefore, recorded interest at the 10.5% rate. In February 2001, all accrued interest was paid and the interest rate reverted back to 8.5%. In December 2001, all of the notes and accrued interest were paid in full.

9. REDEEMABLE PREFERRED STOCK:

Upon completion of the Company's IPO in December 2001, all outstanding shares of Series D redeemable preferred stock were converted into 3,716,000 shares of common stock.

Series D preferred stock was convertible, at the option of the holder, into common stock at an initial conversion rate of one common share for each preferred share and was automatically converted at an initial public offering. Series D preferred stock was entitled to an initial liquidation preference in the amount of $5.00 per share.

Redeemable preferred stock is summarized as follows:

                                                                                      Series D
                                                                                       Shares        Amount
                                                                                    ------------   ----------
    Balance, December 31, 1998                                                         3,680,000   $   17,700

      Issuance of preferred stock                                                         40,000          200
      Purchase of stock                                                                   (2,000)          (6)
      Preferred stock accretion                                                               --          492
                                                                                    ------------   ----------
    Balance, December 31, 1999                                                         3,718,000       18,386

      Preferred stock accretion                                                               --          492
                                                                                    ------------   ----------
    Balance, December 31, 2000                                                         3,718,000       18,878

      Preferred stock accretion                                                               --          467
      Purchase of stock                                                                   (2,000)         (16)
      Conversion to common                                                            (3,716,000)     (19,329)
                                                                                    ------------   ----------
    Balance, December 31, 2001                                                                --   $       --
                                                                                    ============   ==========

10. STOCKHOLDERS' EQUITY:

Upon completion of the Company's IPO in December 2001, each outstanding share of each class of common stock and preferred stock was converted into one share of a single class of $.001 par value common stock.

Holders of common stock are entitled to one vote for each share of common stock held.

Effective November 2001, the Company changed its state of incorporation from Wisconsin to Delaware. Under the Delaware Certificate of Incorporation, the Company has 10,000,000 authorized shares of preferred stock at $.001 par value and 40,000,000 authorized shares of common stock at $.001 par value. At December 31, 2001, there were no preferred shares outstanding.

11. STATUTORY NET WORTH REQUIREMENTS:

Various state laws require Centene's MCO subsidiaries to maintain a minimum statutory net worth. At December 31, 2001 and 2000, Centene's MCO subsidiaries are in compliance with the various required minimum statutory net worth requirements.

12. DIVIDEND RESTRICTIONS:

Under the laws of the states of which the Company operates, managed care subsidiaries are required to obtain approval for dividends from the appropriate state regulatory body. No dividends were declared in 2001, 2000 or 1999.

13. WARRANTS:

Prior to completion of the Company's IPO, all outstanding warrants were exercised.

Prior to the IPO, Centene had warrants outstanding to purchase 60,000 shares of the Company's Series D preferred stock at an exercise price of $5.00 per share. These warrants would have expired upon the earlier of the following: 1) September 23, 2003, 2) the date of "change in control" or 3) the date on which the Company effects an initial public offering.

Prior to the IPO, there were warrants outstanding to purchase 7,432 shares of the Company's common stock at an exercise price of $2.40 per share. These warrants would have expired upon the earlier of the following: 1) September 7, 2002, 2) the date of "change in control" or 3) the date on which the Company effected an initial public offering.

14. STOCK OPTION PLANS:

As of December 31, 2001, Centene has five stock option plans (the Plans) for issuance of common stock. The Plans allow for the granting of options to purchase common stock at the market price at the date of grant for key employees, consultants, and other individual contributors of or to Centene. Both incentive options and nonqualified stock options can be awarded under the Plans. Each option awarded under the Plans is exercisable as determined by the Board of Directors upon grant. Further, depending on the type of grant, no option will be exercisable for longer than either five (incentive options) or ten (all other options) years after date of grant. The Plans have reserved 2,200,000 shares for option grants. Options granted generally vest over a five-year period. Vesting generally begins on the anniversary of the date of grant and annually thereafter.

Option activity for the years ended December 31 is summarized below:

                                          2001                         2000                      1999
                                --------------------------   -----------------------   ------------------------
                                                 Weighted                  Weighted                  Weighted
                                                  Average                   Average                   Average
                                                 Exercise                  Exercise                   Exercise
                                   Shares         Price        Shares        Price       Shares        Price
                                -----------      --------    ----------   ----------   ----------    ----------
     Options outstanding,
       beginning of year         1,410,040        $ 1.68        955,992    $  1.91        522,249     $  2.50
     Granted                       139,000         11.99        531,000       1.26        583,500        1.49
     Exercised                     (19,100)         1.71             --         --         (3,395)       1.39
     Canceled                     (107,000)         1.82        (76,952)      1.69       (146,362)       2.34
                                ----------                   ----------                ----------
     Options outstanding,
       end of year               1,422,940          2.67      1,410,040       1.68        955,992        1.91
                                ==========                   ==========                ==========
     Weighted average
       remaining life            7.6 years                    7.7 years                 7.3 years
     Weighted average fair
       value of options
       granted                  $     5.59                   $     0.37                $     0.37

The following table summarizes information about options outstanding as of December 31, 2001:

                      Options Outstanding                                       Options Vested
------------------------------------------------------------------     ---------------------------------
                                       Weighted
                                       Average
                                      Remaining       Weighted
    Range of            Options      Contractual       Average           Options        Weighted Average
Exercise Prices       Outstanding       Life        Exercise Price     Exercisable       Exercise Price
---------------       -----------    -----------    --------------     -----------      ----------------
$ 0.80 - $ 2.07          948,740          8.2           $ 1.34           309,240              $1.33
  2.07 -   4.14          347,700          5.1             2.59           253,900               2.67
  4.14 -   6.21           32,000          9.2             5.25                 0               0.00
  6.21 -   8.28           25,000          9.7             7.78                 0               0.00
 16.57 -  18.64           49,500         10.0            17.26                 0               0.00
 18.64 -  20.71           20,000          9.7            20.71                 0               0.00
                      ----------         ----           ------           -------              -----
                       1,422,940          7.6           $ 2.67           563,140              $1.93
                      ==========                                         =======

The Company accounts for the Plans in accordance with the intrinsic value based method of Accounting Principles Board Opinion No. 25 as permitted by SFAS No.
123. Accordingly, compensation cost related to stock options issued to employees is calculated on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense is then recognized on a straight-line basis over the years the employees' services are received (over the vesting period), generally five years. No compensation cost related to the Plans was charged against income during 1999 or 2000. During 2001, the Company recognized $6 in noncash compensation expense related to the issuance of stock options to employees. Had compensation cost for the Plans been determined based on the fair value method at the grant dates as specified in SFAS No. 123, Centene's net earnings would have decreased $665, $110 and $76 in 2001, 2000 and 1999, respectively. Diluted net earnings (losses) per common share would have been $1.53, $1.12 and $(10.53) in 2001, 2000 and 1999, respectively.

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield and expected volatility of 1% through the date of the IPO and 50% thereafter, risk-free interest rate of 4.9%, 5.3% and 6.4%, and expected lives of 7.6, 7.7 and 7.3 for the years ended December 31, 2001, 2000 and 1999, respectively.

15. RETIREMENT PLAN:

Centene has a defined contribution plan (Retirement Plan) which covers substantially all employees who work at least 1,000 hours in a twelve consecutive month period and are at least twenty-one years of age. Under the Retirement Plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. In addition, Centene may make a profit sharing contribution to the Retirement Plan covering all eligible employees. Expenses under the Retirement Plan were $306, $203 and $144 during the years ended December 31, 2001, 2000 and 1999, respectively.

16. RELATED-PARTY TRANSACTIONS:

Certain members of Centene's Board of Directors performed consulting services for the Company. Consulting fees paid in 2001, 2000, 1999 totaled $3, $36 and $5, respectively. Legal fees of $94, $48 and $50 were paid in 2001, 2000 and 1999, respectively, to a law firm affiliated through a stockholder of the Company.

17. COMMITMENTS:

Centene and its subsidiaries lease office facilities and various equipment under noncancellable operating leases. In addition to base rental costs, Centene and its subsidiaries are responsible for property taxes and maintenance for both facility and equipment leases. Rental expense was $1,704, $1,383 and $1,268 for the years ended December 31, 2001, 2000 and 1999, respectively. The significant annual noncancelable lease payments over the next five years and thereafter are as follows:

           2002                                                  $   2,219
           2003                                                      2,120
           2004                                                      2,043
           2005                                                      2,014
           2006                                                      1,745
           Thereafter                                                5,643
                                                                 ---------
                                                                 $  15,784
                                                                 =========

18. CONTINGENCIES:

The Company is a party to various legal actions normally associated with the managed care industry, the aggregate effect of which, in management's opinion after consultation with legal counsel, will have no material adverse impact on the financial position or results of operations of Centene.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, government and agency securities, and money market funds. Investments in marketable securities are managed within guidelines established by the Company's Board of Directors. The Company carries these investments at fair value.

Concentrations of credit risk with respect to accounts receivable are limited due to the significant customers paying as services are rendered. Significant customers include the federal government and the states in which Centene operates. The Company has a risk of incurring loss if its allowance for doubtful accounts is not adequate. As discussed in Note 3 to the consolidated financial statements, the Company has reinsurance agreements with insurance companies. The Company monitors the insurance companies' financial ratings to determine compliance with standards set by state law. The Company has a credit risk associated with these reinsurance agreements to the extent the reinsurers are unable to pay valid reinsurance claims of the Company.

19. JOINT VENTURES:

From 1998 through 2000, Centene owned 39% of Superior and, therefore, accounted for the investment under the equity method of accounting. Superior participates in the state of Texas medical assistance program. Superior had no enrolled membership during 1998, but became fully operational on December 1, 1999. Centene has provided surplus notes to Superior to fund its initial operations and meet the net worth requirements of the state of Texas. Surplus notes outstanding to Superior at December 31, 2000 and 1999, totaled $ 3,000 and $2,041, respectively, and are included in investment in joint venture. Interest accrues on the surplus notes at a rate of the greater of Prime + 2% or 10%, and is payable to Centene quarterly upon regulatory approval. Interest receivable is included in accrued investment income and totaled $352 and $52 at December 31, 2000 and 1999, respectively. Under the terms of a management agreement, a wholly owned subsidiary of Centene performs third-party administrative services for Superior. This agreement generated $4,936 and $72 of administrative service fees during 2000 and 1999, respectively.

Summary financial information for Superior as of and for the years ended December 31 follows:

                                                                                          2000         1999
                                                                                        --------     ---------
      Total assets                                                                      $  7,284     $   1,821
      Stockholders' deficit                                                               (1,481)         (536)
      Revenues                                                                            34,102           346
      Net loss                                                                            (1,303)         (457)
      Company's equity in net loss                                                          (508)         (178)

Effective January 1, 2001, Centene purchased an additional 51% of Superior for $290 in cash, increasing Centene's ownership to 90%. Centene began consolidating Superior's operations from that point forward. When the change in ownership occurred, goodwill of $1,200 was recorded as part of the transaction. In December 2001, Centene purchased the remaining shares of Superior for $100 in stock, increasing Centene's ownership to 100%. The goodwill is being amortized on a straight-line basis over five years. At December 31, 2001, all intercompany transactions between Centene and Superior have been eliminated in consolidation.

The following unaudited pro forma summary information presents the consolidated statement of earnings information as if the aforementioned transaction had been consummated on January 1, 2000, and does not purport to be indicative of what would have occurred had the acquisition been made at that date or of the results which may occur in the future.

                                                                                      Year Ended
                                                                                   December 31, 2000
                                                                                   -----------------
Total revenues                                                                         $250,516
Net earnings attributable to common stockholders                                          6,441
Diluted net earnings per common share                                                       .94

Centene sold its interest in another joint venture, Community Health Choice of Illinois, Inc. (Choice) to American HealthCare Providers (AHCP) on August 10, 1999. Choice was a participant in the state of Illinois medical assistance program. Choice contracted directly with healthcare providers on a fee-for-service, per diem and capitation basis. Centene maintained a 49% equity interest in Choice and accounted for the venture using the equity method. Under the terms of a management agreement, a wholly owned subsidiary of Centene performed third-party administrative services for Choice which generated $-0-, $-0- and $808 of administrative service fees during 2001, 2000 and 1999, respectively. Centene retained the risk for claims incurred prior to May 1, 1999, and consequently established an escrow account for the estimated claims. At December 31, 2001, there is no remaining claims exposure. Centene reflected a net loss on the sale of Choice totaling $377 in 1999, which is included in equity in earnings from joint ventures.

20. EARNINGS PER SHARE:

The following table sets forth the calculation of basic and diluted net earnings (losses) per share for the years ended December 31:

                                                                            2001             2000             1999
                                                                        ------------     ------------     ------------
Earnings (losses) from continuing operations                            $     12,895     $      7,728     $     (5,484)
Accretion of redeemable preferred stock                                         (467)            (492)            (492)
                                                                        ------------     ------------     ------------
Earnings (losses) from continuing operations
   attributable to common stockholders                                        12,428            7,236           (5,976)
Loss from discontinued operations, net                                            --               --           (3,927)
                                                                        ------------     ------------     ------------
            Net earnings (losses) attributable to
              common stockholders                                       $     12,428     $      7,236     $     (9,903)
                                                                        ============     ============     ============
Shares used in computing per share amounts:
   Weighted average number of common shares
      outstanding                                                          1,385,399          901,526          900,944
   Dilutive effect of stock options and warrants (as
      determined by applying the treasury stock method)
      and convertible preferred stock                                      6,634,098        5,918,069               --
                                                                        ------------     ------------     ------------

            Weighted average number of common
              shares and potential dilutive common
              shares outstanding                                           8,019,497        6,819,595          900,944
                                                                        ============     ============     ============

EARNINGS (LOSSES) PER COMMON SHARE, BASIC:
   Continuing operations                                                $       8.97     $       8.03     $      (6.63)
   Discontinued operations                                                        --               --            (4.36)
   Net earnings (losses) per common share                                       8.97             8.03           (10.99)
EARNINGS (LOSSES) PER COMMON SHARE, DILUTED:
   Continuing operations                                                $       1.61     $       1.13     $      (6.63)
   Discontinued operations                                                        --               --            (4.36)
   Net earnings (losses) per common share                                       1.61             1.13           (10.99)

21. SEGMENT REPORTING:

                                                     For the Year Ended
                                                      December 31, 1999
                                                 ---------------------------
                                                  Medicaid       Commercial
                                                 ----------     ------------
Total revenues                                    $201,429        $15,054
Segment loss from operations                        (5,484)        (3,927)
Segment assets                                      52,207             --

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In 1999 Centene had two reportable segments: Medicaid and commercial. The segments were determined based upon types of services provided by each segment. Segment performance is evaluated based upon earnings from operations after income taxes. Accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 3).

The Medicaid segment included operations to provide healthcare services to Medicaid eligible recipients through various federal and state supported programs.

The commercial segment included group accident and health managed care coverage. Effective December 31, 1999, the commercial line of business was discontinued.

22. CONTRACT ACQUISITIONS:

In December 2000, MHSIC and Superior entered into agreements with Humana Inc. to transfer Humana's Medicaid contract with the state of Wisconsin to MHSIC and Humana's Medicaid contract with the state of Texas to Superior. Effective February 1, 2001, the state of Wisconsin approved the agreement, thereby allowing MHSIC to serve approximately 35,000 additional members in the state. Effective February 1, 2001, the state of Texas approved a management agreement between Superior and Humana Inc., thereby allowing Superior to manage approximately 30,000 additional members in Texas.

As a result of the above transactions, $1,250 was recorded as an intangible asset purchased contract rights. Centene is amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Centene Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Centene Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 1, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri
February 1, 2002

SCHEDULE II

                               CENTENE CORPORATION
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                 Balance           Amounts       Write-offs of        Balance
                                                               Beginning of      Charged to      Uncollectible        End of
                                                                  Period           Expense        Receivables         Period
                                                               ------------      ----------      -------------        -------
Allowance for Doubtful Receivables
Year ended December 31, 1999                                      $   412          $   833           $   --            $1,245
Year ended December 31, 2000                                        1,245            1,390             (769)            1,866
Year ended December 31, 2001                                        1,866            2,307             (294)            3,879

                                  EXHIBIT INDEX

Exhibit
Number                                           Description
-------                                          -----------
  3.1*       Certificate of Incorporation of Centene Corporation

  3.1a*      Certificate of Amendment dated November 8, 2001 to Certificate of Incorporation of Centene
             Corporation

  3.2*       By-laws of Centene Corporation

  4.1*       Amended and Restated Shareholders' Agreement, dated September 23, 1998

  10.1*      Stock Purchase and Recapitalization Agreement by and among Community Health Centers Network,
             S.P., Superior HealthPlan, Inc., Centene Corporation and TACHC GP, Inc., dated September 10, 2001

  10.2*      Contract for Medicaid/BadgerCare HMO Services between Managed Health Services Insurance Corp. and
             Wisconsin Department of Health and Family Services, January 2000 - December 2001

  10.3**     Agreement between Network Health Plan of Wisconsin, Inc. and Managed Health Services Insurance
             Corp., dated January 1, 2001

  10.4*      1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc.
             (El Paso Service Area), dated May 14, 1999

  10.5*      1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc.
             (Travis Service Area), dated August 9, 1999

  10.6*      1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc.
             (Bexar Service Area), dated August 9, 1999

  10.7*      Contract between the Office of Medicaid Policy and Planning, the Office of the Children's Health
             Insurance Program and Coordinated Care Corporation Indiana, Inc., dated January 1, 2001

  10.8*      1994 Stock Plan

  10.9*      1996 Stock Plan

  10.10*     1998 Stock Plan

  10.11*     1999 Stock Plan

  10.12*     2000 Stock Plan

  10.13*     Form of Incentive Stock Option Agreement

  10.14*     Form of Non-Statutory Stock Option Agreement

  10.15*     Executive Employment Agreement between Centene Corporation and Karey L. Witty, dated January 1,
             2001

  10.16*     Executive Employment Agreement between Centene Corporation and Brian G. Spanel, dated August 6,
             2001

  10.17*     Executive Employment Agreement between Centene Corporation and Joseph P. Drozda, M.D., dated
             October 30, 2000

  10.18*     Executive Employment Agreement between Centene Management Corporation and Mary O'Hara, dated
             December 16, 1998

  10.19*     Standard Office Lease between Centene Corporation and Clayton Investors Associates LLC, dated
             February 22, 1999

  21*        List of subsidiaries

  23         Consent of Independent Public Accountants

  99         Letter of Centene Corporation regarding representations of Arthur Andersen LLP

----------
* Previously filed as an exhibit to Centene Corporation's Registration Statement on Form S-1, number 333-71258, and incorporated herein by reference.

** Previously filed. Confidential treatment has been granted for a portion of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2002.

                                       CENTENE CORPORATION

                                       By: /s/ MICHAEL F. NEIDORFF
                                          --------------------------------------
                                          Michael F. Neidorff
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and indicated, as of March 28, 2002.

                  Signature                                               Title
         /s/ MICHAEL F. NEIDORFF                President, Chief Executive Officer and Director
----------------------------------------------- (principal executive officer)
             Michael F. Neidorff

          /s/  KAREY L. WITTY                   Senior Vice President, Chief Financial Officer,
----------------------------------------------- Secretary and Treasurer
               Karey L. Witty                   (principal financial and accounting officer)

           /s/ SAMUEL E. BRADT                  Director
-----------------------------------------------
               Samuel E. Bradt

          /s/ WALTER E. BURLOCK                 Director
-----------------------------------------------
              Walter E. Burlock

           /s/ EDWARD L. CAHILL                 Director
-----------------------------------------------
               Edward L. Cahill

          /s/ HOWARD E. COX, JR.                Director
-----------------------------------------------
              Howard E. Cox, Jr.

          /s/ ROBERT K. DITMORE                 Director
-----------------------------------------------
              Robert K. Ditmore

          /s/ CLAIRE W. JOHNSON                 Director
-----------------------------------------------
              Claire W. Johnson

        /s/ RICHARD P. WIEDERHOLD               Director
-----------------------------------------------
            Richard P. Wiederhold
