Form 10-Q
period 2002-03-31
CENTENE CORP
filed 2002-04-29
CIK 1071739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

                          Commission File No. 000-33395
                                              ---------

                               CENTENE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                     04-1406317
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                        7711 Carondelet Avenue, Suite 800
                               St. Louis, Missouri
                    (Address of principal executive offices)

                                      63105
                                   (Zip Code)

                                  314-725-4477
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 X      YES                                NO
             ----------                        -----------



         As of April 12, 2002, registrant had 10,112,312 shares of $.001 par value common stock outstanding.

                               CENTENE CORPORATION


                                      Index

Part I. Financial Information.......................................................................3
     Item 1.    Financial Statements................................................................3
                Consolidated Balance Sheets as of March 31, 2002 and
                   December 31, 2001................................................................3
                Consolidated Statements of Earnings for the
                   Three Months Ended March 31, 2002 and 2001.......................................4
                Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2002 and 2001.......................................5
                Notes to the Consolidated Financial Statements......................................6
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................................8
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................12

Part II. Other Information.........................................................................13
     Item 1.    Legal Proceedings..................................................................13
     Item 2.    Changes in Securities and Use of Proceeds..........................................13
     Item 3.    Defaults Upon Senior Securities....................................................13
     Item 4.    Submission of Matters to a Vote of Security Holders................................13
     Item 5.    Other Information..................................................................13
     Item 6.    Exhibits and Report on Form 8-K....................................................13

                                    PART I.

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CENTENE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31,     December 31,
                                                                                       2002            2001
                                                                                    -----------    ------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  91,738        $  88,867
    Premium and related receivables, net of allowances of $3,385 and $3,879,
      respectively                                                                      9,672            7,032
    Short-term investments, at fair value (amortized cost $707 and $1,166,
      respectively)                                                                       707            1,169
    Deferred income taxes                                                               3,121            2,515
    Other current assets                                                                4,953            2,464
                                                                                    ---------        ---------

              Total current assets                                                    110,191          102,047


LONG-TERM INVESTMENTS, at fair value (amortized cost $20,004 and $22,127,
    respectively)                                                                      19,706           22,339
PROPERTY AND EQUIPMENT, net                                                             4,724            3,796
INTANGIBLE ASSETS, net                                                                  2,804            2,396
DEFERRED INCOME TAXES                                                                      83              788
OTHER ASSETS                                                                            5,614             --
                                                                                    ---------        ---------

              Total assets                                                          $ 143,122        $ 131,366
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Medical claims liabilities                                                      $  64,928        $  59,565
    Accounts payable and accrued expenses                                               4,895            7,712
                                                                                    ---------        ---------

              Total current liabilities                                                69,823           67,277


OTHER LIABILITIES                                                                       5,214             --
                                                                                    ---------        ---------

              Total liabilities                                                        75,037           67,277
                                                                                    ---------        ---------

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized 40,000,000 shares; 10,098,712
       and 10,085,112 shares issued and outstanding                                        10               10
    Additional paid-in capital                                                         60,876           60,857
    Net unrealized gain (loss) on investments, net of tax                                (188)             135
    Retained earnings                                                                   7,387            3,087
                                                                                    ---------        ---------

              Total stockholders' equity                                               68,085           64,089
                                                                                    ---------        ---------

              Total liabilities and stockholders' equity                            $ 143,122        $ 131,366
                                                                                    =========        =========

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                            2002           2001
                                                                                         ----------     ----------
                                                                                                (Unaudited)
REVENUES:
  Premiums                                                                               $   95,650     $   70,224
  Administrative services fees                                                                  103             80
                                                                                         ----------     ----------
           Total revenues                                                                    95,753         70,304
                                                                                         ----------     ----------

EXPENSES:
  Medical services costs                                                                     78,944         58,573
  General and administrative expenses                                                        10,547          8,825
                                                                                         ----------     ----------
           Total operating expenses                                                          89,491         67,398
                                                                                         ----------     ----------

           Earnings from operations                                                           6,262          2,906

OTHER INCOME (EXPENSE):
  Investment and other income, net                                                              915            966
  Interest expense                                                                               --            (95)
                                                                                         ----------     -----------

           Earnings before income taxes                                                       7,177          3,777

INCOME TAX EXPENSE                                                                            2,877          1,595
                                                                                         ----------     ----------
           Net earnings                                                                       4,300          2,182

ACCRETION OF REDEEMABLE PREFERRED STOCK                                                          --           (123)
                                                                                         ----------     ----------
           Net earnings attributable to common stockholders                              $    4,300     $    2,059
                                                                                         ==========     ==========

EARNINGS PER COMMON SHARE, BASIC:
  Net earnings per common share                                                          $     0.43     $    2.27

EARNINGS PER COMMON SHARE, DILUTED:
  Net earnings per common share                                                          $     0.38     $    0.28

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic                                                                                  10,091,348        906,148
  Diluted                                                                                11,317,634      7,751,273


        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                2002         2001
                                                                                             ----------   ----------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                              $    4,300   $    2,182
   Adjustments to reconcile net earnings to net cash provided by operating activities-
       Depreciation and amortization                                                                476          331
       Stock compensation expense                                                                     4            6
       Gain on sale of investments                                                                 (205)         (50)
   Changes in assets and liabilities-
     (Increase) decrease in premium and related receivables                                      (2,640)       7,151
     (Increase) decrease in other current assets                                                 (2,413)         475
     Decrease in deferred income taxes                                                              288          186
     Increase in medical claims liabilities                                                       5,363        9,492
     Increase in unearned premiums                                                                   --       13,235
     Decrease in accounts payable and accrued expenses                                           (2,869)      (1,880)
                                                                                             ----------   ----------

           Net cash provided by operating activities                                              2,304       31,128
                                                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                            (1,338)      (1,249)
   Purchase of investments                                                                       (6,673)     (10,024)
   Sales and maturities of investments                                                           11,751        8,160
   Contract acquisitions                                                                             --       (1,000)
   Investment in subsidiary                                                                      (3,188)       7,995
                                                                                             ----------   ----------

           Net cash provided by investing activities                                                552        3,882
                                                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                           15           11
                                                                                             ----------   ----------

           Net cash provided by financing activities                                                 15           11
                                                                                             ----------   ----------

           Net increase in cash and cash equivalents                                              2,871       35,021
                                                                                             ----------   ----------

CASH AND CASH EQUIVALENTS, beginning of period                                                   88,867       19,023
                                                                                             ----------   ----------

CASH AND CASH EQUIVALENTS, end of period                                                     $   91,738   $   54,044
                                                                                             ==========   ==========

   Interest paid                                                                             $       --   $      439
   Income taxes paid                                                                         $    4,330   $      207

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1. Organization

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

2. Basis of Presentation

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2001. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2001 audited financial statements have been omitted from these interim financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

3. Acquisition of Bankers Reserve

On March 14, 2002, the Company completed an acquisition of Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve) for a cash purchase price of $3,425. The Company accounted for this acquisition under the purchase method of accounting and accordingly, the consolidated results of operations include the results of the acquired Bankers Reserve business from the date of acquisition. The Company allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Centene allocated $474 to identifiable intangible assets, representing the value assigned to acquired licenses, which are being amortized on a straight-line basis over a period of 10 years. The purchase price allocation is subject to adjustment based upon completion of a final audited balance sheet. In addition, as part of the Bankers Reserve acquisition, $5,200 of Separate Account assets and $5,200 of Separate Account liabilities were acquired and recorded in Other Assets and Other Liabilities.

4. Recently Issued Accounting Pronouncements

In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization has been discontinued. For the period ended March 31, 2001, this adjustment would have added $123 in net earnings, or $0.01 per diluted share. The Company reviews goodwill and other long-lived assets annually for impairment. The Company recognizes impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. The Company did not recognize any impairment losses for the periods presented.

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

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the three months ended March 31:

                                                                           2002           2001
                                                                      ------------   ------------
     Net earnings                                                     $      4,300   $      2,182
     Accretion of redeemable preferred stock                                     -           (123)
                                                                      ------------   ------------
        Net earnings attributable to
           common stockholders                                        $      4,300   $      2,059
                                                                      ============   ============

     Shares used in computing per share amounts:
        Weighted average number of common shares
           outstanding                                                  10,091,348        906,148
        Dilutive effect of stock options and warrants (as
           determined by applying the treasury stock method)
           and convertible preferred stock                               1,226,286      6,845,125
                                                                      ------------   ------------
        Weighted average number of common
           shares and potential dilutive common
           shares outstanding                                           11,317,634      7,751,273
                                                                      ============   ============

     EARNINGS PER COMMON SHARE, BASIC:
        Net earnings per common share                                 $       0.43   $       2.27
     EARNINGS PER COMMON SHARE, DILUTED:
        Net earnings per common share                                 $       0.38   $       0.28

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

       The primary driver of our increasing revenues has been membership growth. We have increased our membership through internal growth and acquisitions. From March 31, 2001 to March 31, 2002, our membership grew 21.6% as a result of additions to our provider networks and growth in the number of Medicaid beneficiaries. The following table sets forth our membership by state:

                                                                    MARCH 31,
                                                                -----------------
                                                                  2002     2001
                                                                -------   -------
Wisconsin............................................           114,600    96,600
Indiana..............................................            77,600    54,500
Texas................................................            57,100    53,900
                                                               --------  --------
     Total...........................................           249,300   205,000
                                                               ========  ========

Operating Expenses

       Our operating expenses include medical services costs and general and administrative expenses.

       Our medical services costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical services costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarily sound, we cannot assure you that healthcare claim costs will not exceed our estimates.

       Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. The table below depicts our health benefits ratio, which represents medical services costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. Our stabilization of the ratio primarily reflects improved provider contract terms and premium rate increases in our markets served.

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               2002       2001
                                                               ----       ----
Health benefits ratio................................          82.5%      83.4%

         Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to our employee base, including those fees incurred to provide services to our members. Some of these services are provided locally, while others are delivered to our health plans from a centralized location. This approach provides the opportunity to control both direct and indirect costs. The major centralized functions are claims processing, information systems, finance, medical management support and administration. The following table sets forth the general and administrative expenses ratio, which represents general and administrative expenses as a percent of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The improvement in the ratio reflects growth in membership and revenues combined with leveraging our overall infrastructure.

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               2002       2001
                                                               ----       ----
General and administrative expenses ratio............          11.0%      12.6%

Other Income

         Other income consists principally of investment and other income, net of interest expense.

         - Investment income is derived from our cash, cash equivalents and investments. Information about our investments is presented below under "Liquidity and Capital Resources."

         - Interest expense primarily reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

         Premiums for the three months ended March 31, 2002 increased $25.4 million, or 36.2%, to $95.7 million from $70.2 million in 2001. This increase was due to an increase in premium rates and increases in membership in each of our markets.

         Administrative services fees for the three months ended March 31, 2002 increased $23,000 to $103,000 from $80,000 in 2001 as a result of the increases in our SSI membership.

Operating Expenses

         Medical services costs. Medical services costs for the three months ended March 31, 2002 increased $20.4 million, or 34.8%, to $78.9 million from $58.6 million in 2001. This increase reflected the growth in our membership.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 2002 increased $1.7 million, or 19.5%, to $10.5 million from $8.8 million in 2001. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth.

Other Income

         Other income for the three months ended March 31, 2002 increased $44,000, or 5.1%, to $915,000 from $871,000 in 2001. This reflected an increase in interest income from the investment of net proceeds we received upon the completion of our initial public offering in December 2001, as well as a decrease in interest expense resulting from our repayment of subordinated notes in December 2001. These increases in other income were offset in part by lower levels of investment returns reflecting a decreased interest rate environment during the three months ended March 31, 2002. Our annualized rate of return on investments for the three months ended March 31, 2002 was 1.0%, as compared with 7.8% for the three months ended March 31, 2001.

Income Tax Expense

         For the three months ended March 31, 2002, we recorded income tax expense of $2.9 million based on a 40.1% effective tax rate. For the three months ended March 31, 2001, we recorded income tax expense of $1.6 million based on an effective tax rate of 42.2%.

Liquidity and Capital Resources

         Our operating activities provided cash of $2.3 million for the three months ended March 2002, compared to $31.1 million for the three months ended March 31, 2001. The decrease in cash provided in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 reflected a decrease of $13.2 million in unearned premiums, an increase of $9.8 million in receivables and a decrease of $4.1 million in medical claims liabilities.

         Our investing activities provided cash of $552,000 for 2002 and $3.9 million in 2001. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of March 31, 2002, our investment portfolio consisted primarily of fixed-income securities with an average maturity of 1.5 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio return was 7.3% for the year ended December 31, 2000, 5.6% for the year ended December 31, 2001 and 1.0% for the three months ended March 31, 2002.

         Our financing activities provided cash of $15,000 for the three months ended March 31, 2002 and $11,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002 and 2001, financing cash flows consisted of the proceeds from the exercise of stock options.

         In 2002, we anticipate purchasing $3.6 million of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We have purchased $1.3 million in capital assets during the three months ended March 31, 2002.

         Our principal contractual obligations at March 31, 2002 consisted of obligations under operating leases. The significant annual noncancelable lease payments are as follows (in thousands):

                                                                   Payments
                                                                     Due
                                                                   --------
              April 1, 2002 through December 31, 2002.........     $  1,664
              2003............................................        2,120
              2004............................................        2,043
              2005............................................        2,014
              2006............................................        1,745
              Thereafter......................................        5,643
                                                                   --------
                                                                   $ 15,229
                                                                   ========

         No significant new obligations were incurred during the three months ended March 31, 2002.

         At March 31, 2002, we had working capital of $40.4 million as compared to $34.8 million at December 31, 2001.

         In March 2002, we obtained a commitment from a financial institution to provide a $25 million revolving line of credit facility. We expect to complete the arrangements for the line of credit during the second quarter of 2002. Based on the commitment letter, we expect the line of credit will have a term of one year and have interest rates based on prime, floating and LIBOR rates. We expect to grant the financial institution a security interest in the common stock of our subsidiaries. The facility will include financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We will be required to obtain the lender's consent if any proposed acquisition would result in violation of one of the covenants contained in the line of credit.

         Cash, cash equivalents and short-term investments were $92.4 million at March 31, 2002 and $90.0 million at December 31, 2001. Long-term investments were $19.7 million at March 31, 2002 and $22.3 million at December 31, 2001. Based on our operating plan, we expect that our available cash, cash equivalents and investments, and cash from our operations will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report.

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

         Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2002, our subsidiaries had aggregate statutory capital and surplus of $22.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $13.2 million.

         In 1998, the National Association of Insurance Commissioners adopted guidelines which, to the extent that they have been implemented by states, set minimum capitalization requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. Risk-based capital rules for managed care organizations, which may vary from state to state, are currently being considered for adoption. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. The managed care organization rules, if adopted by Indiana in their proposed form, may increase the minimum capital required for our subsidiary.

Recent Accounting Pronouncements

         In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. We have adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization has been discontinued. For the period ended March 31, 2001, this adjustment would have added $123,000 in net earnings, or $0.01 per diluted share. The Company reviews goodwill and other long-lived assets annually for impairment. The Company recognizes impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. The Company did not recognize any impairment losses for the periods presented.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      As of March 31, 2002, we had short-term investments of $707,000 and long-term investments of $19.7 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury instruments, and have original maturities greater than one year. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold these short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2002, the fair value of our fixed income investments would decrease by approximately $1.0 million. Similarly, a 1% decrease in market interest rates at March 31, 2002 would result in an increase of the fair value of our investments of approximately $1.0 million. Declines in interest rates over time will reduce our investment income.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  Legal Proceedings

         From 1998 to 2000, we provided Medicaid services in certain regions of Indiana as subcontractor with Maxicare, Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. In September 2001, we filed an adversary proceeding in Marion County Circuit Court against Maxicare and the Indiana Insurance Commissioner seeking declaratory and injunctive relief and the turnover of funds. This proceeding is based on our belief that the State of Indiana's proposed liquidation plan for Maxicare does not adequately address our claims for approximately $4.7 million that we believe is owed to us by Maxicare. Maxicare and the Indiana Insurance Commissioner subsequently filed a counterclaim suit against us seeking, among other things, to avoid any claims we have for funds held by Maxicare and to recover payments previously made to us by Maxicare in the amount of approximately $2.0 million, on the grounds those payments constituted preferential transfers. A bench trial is scheduled for June 19, 2002. We plan to vigorously pursue our claims in this matter.

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Report on Form 8-K

         Exhibits:

         10.1 Contract for Medicaid/BadgerCare HMO Services Between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services, January 2002 - December 2003.

         10.2 Amendment dated April 1, 2002 to Contract between the Office of Medicaid Policy and Planning, the Office of the Children's Health Insurance Program and Coordinated Care Corporation Indiana, Inc., dated January 1, 2001.

         10.3 Executive Employment Agreement between Centene Corporation and Joseph P. Drozda, M.D., dated October 1, 2001.

         10.4 Executive Employment Agreement between Centene Corporation and Mary O'Hara dated October 26, 2001.

         10.5     2002 Employee Stock Purchase Plan of Centene Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTENE CORPORATION


Date:  April 29, 2002       By:  /s/ Michael F. Neidorff
                                 -----------------------------------------------
                                 MICHAEL F. NEIDORFF
                                 President and Chief Executive Officer



                            By:  /s/ Karey L. Witty
                                 -----------------------------------------------
                                 KAREY L. WITTY
                                 Senior Vice President, Chief Financial Officer,
                                     Secretary and Treasurer