Form 10-Q
period 2002-06-30
CENTENE CORP
filed 2002-07-24
CIK 1071739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

                          Commission File No. 000-33395

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

                     X      YES                          NO
                  ------                        --------

     As of July 19, 2002, registrant had 10,638,207 shares of common stock, $.001 par value per share, outstanding.

                               CENTENE CORPORATION

                                      Index

                                                                                Page
                                                                                ----
Part I. Financial Information
     Item 1.  Financial Statements
              Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                 December 31, 2001................................................3
              Consolidated Statements of Earnings for the
                 Three and Six Months Ended June 30, 2002 and 2001 (unaudited)....4
              Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2002 and 2001 (unaudited)..............5
              Notes to the Consolidated Financial Statements (unaudited)..........6
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................9
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........23

Part II. Other Information
     Item 1.  Legal Proceedings..................................................24
     Item 2.  Changes in Securities and Use of Proceeds..........................24
     Item 3.  Defaults Upon Senior Securities....................................24
     Item 4.  Submission of Matters to a Vote of Security Holders................24
     Item 5.  Other Information..................................................24
     Item 6.  Exhibits and Report on Form 8-K....................................25

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1. FINANCIAL STATEMENTS

                      CENTENE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  June 30,     December 31,
                                                                                    2002          2001
                                                                                 -----------   ------------
                                                                                 (Unaudited)
                                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 44,336      $ 88,867
    Premium and related receivables, net of allowances of $3,164 and $3,879,
      respectively                                                                   7,524         7,032
    Short-term investments, at fair value (amortized cost $6,135 and $1,166,
      respectively)                                                                  6,132         1,169
    Deferred income taxes                                                            3,424         2,515
    Other current assets                                                             4,215         2,464
                                                                                  --------      --------
              Total current assets                                                  65,631       102,047

LONG-TERM INVESTMENTS, at fair value (amortized cost $78,390 and $22,127,
    respectively)                                                                   78,752        22,339
PROPERTY AND EQUIPMENT, net                                                          5,395         3,796
INTANGIBLE ASSETS, net                                                               2,732         2,396
DEFERRED INCOME TAXES                                                                  382           788
OTHER ASSETS                                                                         4,844            --
                                                                                  --------      --------
              Total assets                                                        $157,736      $131,366
                                                                                  ========      ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Medical claims liabilities                                                    $ 63,557      $ 59,565
    Accounts payable and accrued expenses                                            5,141         7,712
                                                                                  --------      --------
              Total current liabilities                                             68,698        67,277

OTHER LIABILITIES                                                                    4,738            --
                                                                                  --------      --------
              Total liabilities                                                     73,436        67,277
                                                                                  --------      --------

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized 40,000,000 shares; 10,638,207
      and 10,085,112 shares issued and outstanding                                      11            10
    Additional paid-in capital                                                      71,443        60,857
    Net unrealized gain on investments, net of tax                                     226           135
    Retained earnings                                                               12,620         3,087
                                                                                  --------      --------
              Total stockholders' equity                                            84,300        64,089
                                                                                  --------      --------

              Total liabilities and stockholders' equity                          $157,736      $131,366
                                                                                  ========      ========

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                             ----------------------------     ----------------------------
                                                                 2002            2001             2002            2001
                                                             ------------     -----------     ------------     -----------
                                                                      (Unaudited)                      (Unaudited)

REVENUES:
     Premiums                                                $    107,503     $    80,458     $    203,152     $   150,682
     Administrative services fees                                     107             102              211             182
                                                             ------------     -----------     ------------     -----------
         Total revenues                                           107,610          80,560          203,363         150,864
                                                             ------------     -----------     ------------     -----------

EXPENSES:
     Medical services costs                                        88,109          66,466          167,053         125,039
     General and administrative expenses                           11,783           9,581           22,330          18,406
                                                             ------------     -----------     ------------     -----------
         Total operating expenses                                  99,892          76,047          189,383         143,445
                                                             ------------     -----------     ------------     -----------
         Earnings from operations                                   7,718           4,513           13,980           7,419

OTHER INCOME (EXPENSE):
     Investment and other income, net                                 976             931            1,891           1,897
     Interest expense                                                 (11)           (101)             (11)           (196)
                                                             ------------     -----------     ------------     -----------
         Earnings before income taxes                               8,683           5,343           15,860           9,120

INCOME TAX EXPENSE                                                  3,449           2,113            6,327           3,708
                                                             ------------     -----------     ------------     -----------
         Net earnings                                               5,234           3,230            9,533           5,412

ACCRETION OF REDEEMABLE PREFERED STOCK                                 --            (123)              --            (246)
                                                             ------------     -----------     ------------     -----------
         Net earnings attributable to common stockholders    $      5,234     $     3,107     $      9,533     $     5,166
                                                             ============     ===========     ============     ===========

EARNINGS PER COMMON SHARE, BASIC:
     Net earnings per common share                           $       0.51     $      3.41     $       0.93     $      5.68

EARNINGS PER COMMON SHARE, DILUTED:
     Net earnings per common share                           $       0.45     $      0.42     $       0.83     $      0.70

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
     Basic                                                     10,322,610         911,636       10,207,618         908,907
     Diluted                                                   11,546,379       7,738,742       11,435,183       7,748,825


        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          -----------------------
                                                                            2002           2001
                                                                          --------       --------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                           $  9,533       $  5,412
   Adjustments to reconcile net earnings to net cash provided by operating activities -
       Depreciation and amortization                                           975            631
       Stock compensation expense                                               49              6
       Gain on sale of investments                                            (307)           (49)
   Changes in assets and liabilities -
     (Increase) decrease in premium and related receivables                   (492)        10,882
     (Increase) decrease in other current assets                            (1,676)         2,104
     (Increase) decrease in deferred income taxes                             (555)           925
     Increase in other assets                                                 (106)            --
     Increase in medical claims liabilities                                  3,992          2,784
     (Decrease) increase in accounts payable and accrued expenses           (2,497)         5,299
                                                                          --------       --------
           Net cash provided by operating activities                         8,916         27,994
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (2,431)        (1,793)
   Purchase of investments                                                 (87,328)       (15,918)
   Sales and maturities of investments                                      29,093         10,455
   Contract acquisitions                                                        --         (1,000)
   Investment in subsidiary                                                 (3,193)         7,701
                                                                          --------       --------
           Net cash used in investing activities                           (63,859)          (555)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                               10,304             --
   Proceeds from exercise of stock options                                     108             17
                                                                          --------       --------
           Net cash provided by financing activities                        10,412             17
                                                                          --------       --------
           Net (decrease) increase in cash and cash equivalents            (44,531)        27,456
                                                                          --------       --------
CASH AND CASH EQUIVALENTS, beginning of period                              88,867         19,023
                                                                          --------       --------
CASH AND CASH EQUIVALENTS, end of period                                  $ 44,336       $ 46,479
                                                                          ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                          $     --       $    439
   Income taxes paid                                                      $  9,282       $  1,758
   The Company purchased all of the capital stock of Bankers Reserve for $3,527 (Note 3). In conjunction with the acquisition, liabilities were assumed as follows:
           Fair value of assets acquired                  $  8,719
           Cash paid for the capital stock                  (3,527)
                                                          ---------
                Liabilities assumed                       $  5,192
                                                          ========

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) provides managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income (SSI), and Children's Health Insurance Program
(CHIP). Centene operates under its own state licenses in Wisconsin, Indiana and Texas, and contracts with other managed care organizations to provide risk and nonrisk management services.

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

3. Acquisition of Bankers Reserve

On March 14, 2002, the Company completed an acquisition of Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve) for a cash purchase price of $3,500. The Company accounted for this acquisition under the purchase method of accounting and accordingly, the consolidated results of operations include the results of the acquired Bankers Reserve business from the date of acquisition. The Company has excluded pro forma disclosures related to the impact of Bankers Reserve on the results of operations for the six-month period ended June 30, 2002, as well as the comparable period in the preceding year. Such disclosures have been excluded as there are no significant continuing operations as of the date of acquisition, outside of the run-off of Separate Account activity.

The Company allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Centene allocated $479 to identifiable intangible assets, representing the value assigned to acquired licenses, which are being amortized on a straight-line basis over a period of 10 years. In addition, as part of the Bankers Reserve acquisition, $5,200 of Separate Account assets and $5,200 of Separate Account liabilities were acquired and recorded in Other Assets and Other Liabilities. The separate account balances are being liquidated and paid to individual insureds as the annuities mature.

Centene plans to use Bankers Reserve as a reinsurance company for its existing managed care Medicaid entities. It is not currently anticipated that Bankers Reserve would be used to offer reinsurance to unaffiliated entities.

                      CENTENE CORPORATION AND SUBSIDIARIES

                        (In thousands, except share data)

4. Recently Issued Accounting Pronouncements

In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization has been discontinued. For the three months ended June 30, 2001, this adjustment would have added $122 in net earnings, or $0.02 per diluted share and $0.13 per basic share. For the six months ended June 30, 2001, this adjustment would have added $245 in net earnings, or $0.03 per diluted share and $0.27 per basic share. The Company reviews goodwill and other long-lived assets annually for impairment and recognizes impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. The Company did not recognize any impairment losses for the periods presented.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the three months ended June 30:

                                                             2002            2001
                                                         -----------      -----------

Net earnings                                             $     5,234      $     3,230
Accretion of redeemable preferred stock                           --             (123)
                                                         -----------      -----------
   Net earnings attributable to
      common stockholders                                $     5,234      $     3,107
                                                         ===========      ===========

Shares used in computing per share amounts:
   Weighted average number of common shares
      outstanding                                         10,322,610          911,636
   Dilutive effect of stock options and warrants
      (as determined by applying the treasury
      stock method) and convertible preferred stock        1,223,769        6,827,106
                                                         -----------      -----------
   Weighted average number of common
      shares and potential dilutive common
      shares outstanding                                  11,546,379        7,738,742
                                                         ===========      ===========

EARNINGS PER COMMON SHARE, BASIC:
   Net earnings per common share                         $      0.51      $      3.41
EARNINGS PER COMMON SHARE, DILUTED:
   Net earnings per common share                         $      0.45      $      0.42

                      CENTENE CORPORATION AND SUBSIDIARIES

                        (In thousands, except share data)

The following table sets forth the calculation of basic and diluted net earnings per common share for the six months ended June 30:

                                                                 2002            2001
                                                             -----------      -----------

Net earnings                                                 $     9,533      $     5,412
Accretion of redeemable preferred stock                               --             (246)
                                                             -----------      -----------
   Net earnings attributable to
      common stockholders                                    $     9,533      $     5,166
                                                             ===========      ===========

Shares used in computing per share amounts:
   Weighted average number of common shares
      outstanding                                             10,207,618          908,907
   Dilutive effect of stock options and warrants (as
      determined by applying the treasury stock method)
      and convertible preferred stock                          1,227,565        6,839,918
                                                             -----------      -----------
   Weighted average number of common shares and
      potential dilutive common shares outstanding            11,435,183        7,748,825
                                                             ===========      ===========

EARNINGS PER COMMON SHARE, BASIC:
   Net earnings per common share                             $      0.93      $      5.68
EARNINGS PER COMMON SHARE, DILUTED:
   Net earnings per common share                             $      0.83      $      0.70

6.   Legal Proceedings

     From 1998 to 2000, Centene provided Medicaid services in certain regions of Indiana as subcontractor with Maxicare, Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. In September 2001, Centene filed an adversary proceeding in Marion County Circuit Court against Maxicare and the Indiana Insurance Commissioner seeking declaratory and injunctive relief and the turnover of funds. This proceeding is based on Centene's belief that the State of Indiana's proposed liquidation plan for Maxicare does not adequately address Centene's claims for approximately $4,700 that Centene believes is owed to it by Maxicare. Maxicare and the Indiana Insurance Commissioner subsequently filed a counterclaim suit against Centene seeking, among other things, to avoid any claims Centene has for funds held by Maxicare and to recover payments previously made to Centene by Maxicare in the amount of approximately $2,000, on the grounds those payments constituted preferential transfers. A bench trial is scheduled for July 26, 2002.

7.   Subsequent Event

     During July 2002, the Board of Directors of United SPC, a captive insurance company in which Centene maintained an investment, declared a one-time dividend of $5,055. The dividend, which was received on July 18, 2002, related to underwriting gains on certain underlying books of business assumed by United SPC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report and in our annual report for the year ended December 31, 2001. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under "Factors that may Affect Future Results and the Trading Price of Our Common Stock." Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses.

OVERVIEW

     We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income or SSI, and the Children's Health Insurance Program or CHIP. We have health plans in Wisconsin, Indiana and Texas.

     On June 20, 2002, we announced that our subsidiary Superior HealthPlan had signed a definitive agreement with Texas Universities Health Plan to purchase the CHIP contract in the San Antonio, El Paso, and Amarillo and Lubbock, Texas service areas covering 26,000 children's lives. The agreement is subject to the approval of the state regulators.

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

     The primary driver of our increasing revenues has been membership growth. We have increased our membership through internal growth and acquisitions. From June 30, 2001 to June 30, 2002, our membership grew 30.7% as a result of additions to our provider networks and growth in the number of Medicaid beneficiaries. The following table sets forth our membership by state:

                             JUNE 30,
                      ---------------------
                        2002         2001
                      -------      -------

Wisconsin ......      123,900      103,000
Indiana ........       92,800       54,600
Texas ..........       61,900       55,600
                      -------      -------

     Total .....      278,600      213,200
                      =======      =======

The following table depicts membership by line of business:


                             JUNE 30,
                      ---------------------
                        2002         2001
                      -------      -------

Medicaid .......      254,700      194,800
CHIP ...........       23,900       18,400
                      -------      -------
     Total .....      278,600      213,200
                      =======      =======


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

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            ------------------      ----------------
                                            2002          2001      2002        2001
                                            ----          ----      ----        ----
Health benefits ratio                       82.0%         82.6%     82.2%       83.0%
                                            -----         -----     -----       -----

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

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            ------------------      ----------------
                                            2002          2001      2002        2001
                                            ----          ----      ----        ----
General and administrative expenses ratio   10.9%         11.9%     11.0%       12.2%

   OTHER INCOME

     Other income consists principally of investment and other income and interest expense.

     - Investment income is derived from our cash, cash equivalents and investments. Information about our investments is presented below under "Liquidity and Capital Resources."

     - Interest expense primarily reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

   Revenues

     Premiums for the six months ended June 30, 2002 increased $52.5 million, or 34.8%, to $203.2 million from $150.7 million in 2001. This increase was due to increases in membership in each of our markets and an increase in premium rates.

     Administrative services fees for the six months ended June 30, 2002 increased $29,000 or 15.9% to $211,00 from $182,000 in 2001 as a result of increases in our SSI membership.

   Operating Expenses

     Medical services costs for the six months ended June 30, 2002 increased $42.0 million or 33.6%, to $167.0 million from $125.0 million in 2001. This increase primarily reflected the growth in our membership.

     General and administrative expenses for the six months ended June 30, 2002 increased $3.9 million, or 21.3%, to $22.3 million from $18.4 million in 2001. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth.

   Other Income

     Other income for the six months ended June 30, 2002 increased $179,000, or 10.5%, to $1.9 million from $1.7 million in 2001. This primarily reflected a decrease in interest expense resulting from our repayment of subordinated notes in December 2001. In addition, our annualized rate of return on investments for the six months ended June 30, 2002 was 3.1%, as compared with 3.4% for the six months ended June 30, 2001.

   Income Tax Expense

     For the six months ended June 30, 2002, we recorded income tax expense of $6.3 million based on a 39.9% effective tax rate. For the six months ended June 30, 2001, we recorded income tax expense of $3.7 million based on an effective tax rate of 40.7%.

   THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

   Revenues

     Premiums for the three months ended June 30, 2002 increased $27.0 million, or 33.6%, to $107.5 million from $80.5 million in 2001. This increase was due to increases in membership in each of our markets and an increase in premium rates.

     Administrative services fees for the three months ended June 30, 2002 increased $5,000 or 4.9% to $107,000 from $102,000 in 2001 as a result of increases in our SSI membership.

   Operating Expenses

     Medical services costs for the three months ended June 30, 2002 increased $21.6 million or 32.6%, to $88.1 million from $66.5 million in 2001. This increase primarily reflected the growth in our membership.

     General and administrative expenses for the three months ended June 30, 2002 increased $2.2 million, or 23.0%, to $11.8 million from $9.6 million in 2001. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth.

   Other Income

     Other income for the three months ended June 30, 2002 increased $135,000, or 16.3%, to $965,000 from $830,000 in 2001. This primarily reflected a decrease in interest expense resulting from our repayment of subordinated notes in December 2001.

   Income Tax Expense

     For the three months ended June 30, 2002, we recorded income tax expense of $3.4 million based on a 39.7% effective tax rate. For the three months ended June 30, 2001, we recorded income tax expense of $2.1 million based on an effective tax rate of 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

     On May 22, 2002, we closed our follow-on public offering of 5,000,000 shares of common stock at $24.75 per share. Of the 5,000,000 shares, 4,600,000 shares were offered by selling stockholders and 400,000 by us. On June 5, 2002, the underwriters of our follow-on public offering exercised their over-allotment option to purchase 679,505 additional shares from selling stockholders and 70,495 additional shares from us. We received net proceeds totaling $10.3 million from the two closings for the follow-on offering.

     Our operating activities provided cash of $8.9 million for the six months ended June 30, 2002 compared to $28.0 million for the six months ended June 30, 2001. The decrease in cash provided in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was due to the timing of capitation payments and vendor payments.

     Our investing activities used cash of $63.9 million for 2002 and $555,000 in 2001. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As such, as of June 30, 2002, our investment portfolio consisted primarily of municipal bonds with an average duration of three months. Cash is invested in investment vehicles such as municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury instruments. The average portfolio return was 5.6% for the year ended December 31, 2001 and 3.1% for the six months ended June 30, 2002.

     Our financing activities provided cash of $10.4 million for the six months ended June 30, 2002 and $17,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, financing cash flows primarily consisted of the net proceeds from the issuance of common stock through the follow-on public offering.

     In 2002, we anticipate purchasing $3.6 million of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We have purchased $2.4 million in capital assets during the six months ended June 30, 2002.

Our principal contractual obligations at June 30, 2002 consisted of obligations under operating leases. The significant annual noncancelable lease payments are as follows (in thousands):

                                                            Payments Due
                                                            ------------
July 1, 2002 through December 31, 2002...............       $     1,121
2003.................................................             2,149
2004.................................................             2,112
2005.................................................             2,070
2006.................................................             1,788
Thereafter...........................................             5,836
                                                            -----------
                                                            $    15,076
                                                            ===========

     No significant new obligations were incurred during the six months ended June 30, 2002.

     At June 30, 2002, we had working capital of $(3.1) million as compared to $34.8 million at December 31, 2001. Our working capital is often negative due to our efforts to increase investment returns through purchases of long-term investments, which have maturities of greater than one year. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

     Cash, cash equivalents and short-term investments were $50.5 million at June 30, 2002 and $90.0 million at December 31, 2001. Long-term investments were $78.8 million at June 30, 2002 and $22.3 million at December 31, 2001. Based on our operating plan, we expect that our available cash, cash equivalents and investments, and cash from our operations will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report.

     On May 1, 2002, we obtained a $25 million revolving line of credit facility from a financial institution. The line of credit has a term of one year and interest rates based on prime, floating and LIBOR rates. We have granted to the financial institution a security interest in the common stock of our subsidiaries. The facility includes financial covenants requiring a minimum quarterly EBITDA of $1.5 million and minimum tangible net worth of $52.2 million. As of June 30, 2002, all covenants have been met. We are required to obtain the lender's consent if any proposed acquisition would result in violation of one of the covenants contained in the line of credit. As of July 24, 2002, we have borrowed no funds under the line of credit facility.

     In addition, we have raised capital from time to time to fund planned geographic and product expansion, necessary regulatory reserves, and acquisitions of healthcare contracts. We may use our existing funds, including proceeds from our two public offerings, to acquire Medicaid and CHIP contract rights and related assets to increase our membership and to expand our business into new service areas. We are currently party to a definitive agreement that would expand our CHIP program in Texas. This proposed acquisition is subject to regulatory approval and other conditions, and there can be no assurance that we will complete the acquisition or any future proposed acquisition.

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

     Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2002, our subsidiaries had aggregate statutory capital and surplus of $19.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $10.8 million.

     In 1998, the National Association of Insurance Commissioners adopted guidelines, which, to the extent that they have been implemented by the states, set new minimum capitalization requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. Risk-based capital rules for managed care organizations, which may vary from state to state, are currently being considered for adoption. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. The managed care organization rules, if adopted by Indiana in their proposed form, may increase the minimum capital required for our subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. We have adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization has been discontinued. For the three months ended June 30, 2001, this adjustment would have added $122,000 in net earnings, or $0.02 per diluted share and $0.13 per basic share. For the six months ended June 30, 2001, this adjustment would have added $245,000 in net earnings, or $0.03 per diluted share and $0.27 per basic share. We review goodwill and other long-lived assets annually for impairment. We recognize impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. We did not recognize any impairment losses for the periods presented.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS No. 144 did not have a material impact on our results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

     You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this prospectus, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

   RISKS RELATED TO BEING A REGULATED ENTITY

   Reductions in Medicaid Funding Could Substantially Reduce Our Profitability.

     Nearly all of our revenues come from Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that additional reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

   If Our Medicaid and CHIP Contracts are Terminated or are not Renewed, Our Business will Suffer.

     We provide managed care programs and selected services to individuals receiving benefits under Medicaid, including SSI and CHIP. We provide those healthcare services under five contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2002 and December 31, 2003. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2001. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

   Changes in Government Regulations Designed to Protect Providers and Members Rather than Our Stockholders Could Force Us to Change How We Operate and Could Harm Our Business.

     Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect health plan providers and members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules, or changing interpretations of these laws and rules could, among other things:

     - force us to restructure our relationships with providers within our network;

     -    require us to implement additional or different programs and systems;

     - mandate minimum medical expense levels as a percentage of premium revenues;

     -    restrict revenue and enrollment growth;

     - require us to develop plans to guard against the financial insolvency of our providers;

     -    increase our healthcare and administrative costs;

     -    impose additional capital and reserve requirements; and

     - increase or change our liability to members in the event of malpractice by our providers.

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

     Also, on January 18, 2002, the federal Centers for Medicare and Medicaid Services, or CMS, published a final rule that removed an exception contained in the federal Medicaid reimbursement regulations permitting states to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services at amounts up to 150 percent of a reasonable estimate of the amount that would be paid for the services furnished by these hospitals under Medicare payment principles. This development in federal law could decrease the profitability of our health plans.

   Failure to Comply with Government Regulations Could Subject Us to Civil and Criminal Penalties.

     Federal and state governments have enacted fraud and abuse laws and other laws to protect patients' privacy and access to healthcare. Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SSI and CHIP programs. Because of these potential sanctions, we seek to monitor our compliance and that of our providers with federal and state fraud and abuse and other healthcare laws on an ongoing basis. These penalties or exclusions, were they to occur as the result of our actions or omissions, or our inability to monitor the compliance of our providers, would negatively impact our ability to operate our business. For example, failure to pay our providers promptly could result in the imposition of fines and other penalties. In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including a whistle blower program. Further, HIPAA imposes civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of individually-identifiable health information. Congress may enact additional legislation to increase penalties and to create a private right of action under HIPAA, which would entitle patients to seek monetary damages for violations of the privacy rules.

   Compliance with New Government Regulations may Require Us to Make Significant Expenditures.

     In August 2000, the Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We are required to comply with the new regulation by October 2002, or submit a "compliance plan" with HHS on or before October 15, 2002, that details how we will meet the extended compliance deadline of October 16, 2003. In addition, Texas has indicated that it may impose an earlier compliance deadline. In August 1998, HHS proposed a regulation that would require healthcare participants to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001. Compliance with this regulation will be required by April 14, 2003.

     In January 2001, CMS (then the Health Care Financing Administration) published new regulations regarding Medicaid managed care. CMS subsequently delayed the effective date of these regulations until August 16, 2002. In August 2001, CMS proposed new regulations that would modify the January regulations. If adopted, these regulations would implement the requirements of the Balanced Budget Act of 1997 that are intended to give states more flexibility in their administration of Medicaid managed care programs, provide new patient protections for Medicaid managed care enrollees and require states to meet new actuarial soundness requirements.

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

   If We are Unable to Participate in CHIP Programs Our Growth Rate may be Limited.

     CHIP is a relatively new federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. The programs vary significantly from state to state. Participation in CHIP programs is an important part of our growth strategy. If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

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

   RISKS RELATED TO OUR BUSINESS

   Receipt of Inadequate Premiums Would Negatively Affect Our Revenues and Profitability.

     Nearly all of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our customers. If premiums do not increase when expenses related to medical services rise, our earnings would be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenues, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed.

   Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

     Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 82.2% for the six months ended June 30, 2002, 83.0% for 2001 and 84.3% for 2000, but was 88.9% for 1999
and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

   Difficulties in Executing Our Acquisition Strategy Could Adversely Affect Our Business.

     Historically, the acquisition of Medicaid contract rights and related assets of other health plans, both in our existing service areas and in new markets, has accounted for a significant amount of our growth. For example, our acquisition of contract rights from Humana in February 2001 accounted for 88.0% of the increase in our net premium revenues for 2001 compared to 2000. Many of the other potential purchasers of Medicaid assets have greater financial resources than we have. In addition, many of the sellers are interested either in (1) selling, along with their Medicaid assets, other assets in which we do not have an interest or (2) selling their companies, including their liabilities, as opposed to the assets of their ongoing businesses.

     We generally are required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, even if we already operate in a state in which we acquire a new business, we would be required to obtain additional regulatory approval if the acquisition would result in our operating in an area of the state in which we did not operate previously and we could be required to renegotiate provider contracts of the acquired business. We cannot assure you that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all. In deciding whether to approve a proposed acquisition, state regulators may consider a number of factors outside our control, including giving preference to competing offers made by locally owned entities or by not-for-profit entities. Furthermore, we are party to a revolving line of credit facility that prohibits some acquisitions without the consent of our bank lender.

     In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired business or assets with our existing operations. This may include the integration of:

     - additional personnel who are not familiar with our operations and corporate culture;

     - existing provider networks, which may operate on different terms than our existing networks;

     -    existing members, who may decide to switch to another healthcare plan;
          and

     - disparate administrative, accounting and finance, and information systems.

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

     From time to time providers assert or threaten to assert claims seeking to terminate noncancellable agreements due to alleged actions or inactions by us. Even if these allegations represent attempts to avoid or renegotiate contractual terms that have become economically disadvantageous to the providers, it is possible that in the future a provider may pursue such a claim successfully. Regardless of whether any claims brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management's attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

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

     Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. In particular, the terrorist acts of September 11, 2001 created an uncertain economic environment that has continued to date, and we cannot predict the impact of these events, other acts of terrorism or related military action on federal or state funding of healthcare programs or on the size of the Medicaid-eligible population. If federal funding were decreased or unchanged while our membership was increasing, our results of operations would suffer.

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

   We may not be Able to Obtain and Maintain Adequate Insurance.

     We maintain liability insurance, subject to limits and deductibles, for claims that could result from providing or failing to provide managed care and related services. These claims could be substantial. We believe that our present insurance coverage and reserves are adequate to cover currently estimated exposures. We cannot assure you that we will be able to obtain adequate insurance coverage in the future at acceptable costs or that we will not incur significant liabilities in excess of policy limits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2002, we had short-term investments of $6.1 million and long-term investments of $78.8 million. The short-term investments primarily consist of securities with original maturities between three and twelve months. The long-term investments consist of municipal bonds and have original maturities greater than one year. The majority of our investments are highly liquid, with a weighted average duration of three months at June 30, 2002. Our investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2002, the fair value of our long-term income investments would decrease by approximately $834,000. Similarly, a 1% decrease in market interest rates at June 30, 2002 would result in an increase of the fair value of our investments of approximately $834,000. Declines in interest rates over time will reduce our investment income.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS

     From 1998 to 2000, we provided Medicaid services in certain regions of Indiana as subcontractor with Maxicare, Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. In September 2001, we filed an adversary proceeding in Marion County Circuit Court against Maxicare and the Indiana Insurance Commissioner seeking declaratory and injunctive relief and the turnover of funds. This proceeding is based on our belief that the State of Indiana's proposed liquidation plan for Maxicare does not adequately address our claims for approximately $4.7 million that we believe is owed to us by Maxicare. Maxicare and the Indiana Insurance Commissioner subsequently filed a counterclaim suit against us seeking, among other things, to avoid any claims we have for funds held by Maxicare and to recover payments previously made to us by Maxicare in the amount of approximately $2.0 million, on the grounds those payments constituted preferential transfers. A bench trial is scheduled for July 26, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on June 3, 2002. At the meeting, Samuel E. Bradt and Michael F. Neidorff were reelected as Class I directors. The vote with respect to each nominee is set forth below:

                                      Total Vote for      Total Vote Withheld
                                      Each Director       From Each Director
                                      --------------      -------------------
     Mr. Bradt                          7,743,809                92,297
     Mr. Neidorff                       7,579,134               256,972

     Additional directors of the company whose terms of office continued after the meeting are Edward L. Cahill, Howard E. Cox, Jr., Robert K. Ditmore, Claire
W. Johnson and Richard P. Wiederhold.

     Our stockholders approved our 2002 Employee Stock Purchase Plan authorizing the issuance of up to 300,000 shares of common stock for purchase by eligible employees at a discounted price. The plan was approved by a vote of 7,821,856 shares for, 14,250 shares against and -0- shares abstaining.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

  (a) Exhibits

     The following exhibits are incorporated by reference from our Amendment No. 2 to Form S-1 filed with the SEC on May 14, 2002

     10.1 Loan Agreement between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002

     10.1a Revolving Note between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002

     10.1b Stock Pledge Agreement between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002

  (b) Report on Form 8-K

     On June 20, 2002 we filed a current report on Form 8-K with respect to our engagement of PricewaterhouseCoopers LLP as our independent accountants succeeding Arthur Andersen LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2002
                                      CENTENE CORPORATION


                                      By: /s/ Michael F. Neidorff
                                         ---------------------------------------
                                         MICHAEL F. NEIDORFF
                                         President and Chief Executive Officer

                                      By: /s/ Karey L. Witty
                                         ---------------------------------------
                                         KAREY L. WITTY
                                         Senior Vice President, Chief Financial
                                         Officer, Secretary and Treasurer