Form 10-Q
period 2002-09-30
CENTENE CORP
filed 2002-10-28
CIK 1071739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to ___________


                               ------------------

                        Commission file number 000-33395

                               ------------------


                               CENTENE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                     04-1406317
       (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

      7711 CARONDELET AVENUE, SUITE 800
             ST. LOUIS, MISSOURI                                  63105
   (Address of Principal Executive Offices)                     (Zip Code)


                                 (314) 725-4477
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of October 18, 2002, the registrant had 10,769,199 shares of common stock, $.001 par value per share, outstanding.

================================================================================

                               CENTENE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
                                                      PART I

                                               FINANCIAL INFORMATION

Item 1.    Financial Statements..........................................................................3

           Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001........3
           Consolidated Statements of Earnings for the Three Months Ended September 30, 2002 and
                2001 (unaudited) and the Nine Months Ended September 30, 2002 (unaudited) and 2001.......4
           Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2002 (unaudited) and 2001..................................................5
           Notes to the Consolidated Financial Statements (unaudited)....................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................22

Item 4.    Controls and Procedures......................................................................22

                                                     PART II

                                                OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................23

Item 2.    Changes in Securities and Use of Proceeds....................................................23

Item 3.    Defaults Upon Senior Securities..............................................................23

Item 4.    Submission of Matters to a Vote of Security Holders..........................................23

Item 5.    Other Information............................................................................23

Item 6.    Exhibits and Reports on Form 8-K.............................................................23

SIGNATURES..............................................................................................24

CERTIFICATIONS..........................................................................................25

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      CENTENE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------      -----------
                                                                                   (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................................  $ 56,066          $ 88,867
   Premium and related receivables, net of allowances of $591 and $3,879,
     respectively ................................................................     8,250             7,032
   Short-term investments, at fair value (amortized cost $9,890 and $1,166,
     respectively) ...............................................................     9,834             1,169
   Deferred income taxes .........................................................     2,589             2,515
   Other current assets ..........................................................     3,202             2,464
                                                                                    --------          --------
     Total current assets ........................................................    79,941           102,047
LONG-TERM INVESTMENTS, at fair value (amortized cost $75,440 and $22,127,
   respectively) .................................................................    76,974            22,339
PROPERTY AND EQUIPMENT, net ......................................................     5,600             3,796
INTANGIBLE ASSETS, net ...........................................................     3,217             2,396
DEFERRED INCOME TAXES ............................................................        --               788
OTHER ASSETS .....................................................................     5,034                --
                                                                                    --------          --------
     Total assets ................................................................  $170,766          $131,366
                                                                                    ========          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Medical claims liabilities ....................................................  $ 65,194          $ 59,565
   Unearned capitation premium ...................................................       897                --
   Accounts payable and accrued expenses .........................................     5,235             7,712
                                                                                    --------          --------
     Total current liabilities ...................................................    71,326            67,277
OTHER LIABILITIES ................................................................     4,546                --
                                                                                    --------          --------
     Total liabilities ...........................................................    75,872            67,277
                                                                                    --------          --------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized 40,000,000 shares; 10,767,407 and
     10,085,112 shares issued and outstanding, respectively ......................        11                10
   Additional paid-in capital ....................................................    72,058            60,857
   Net unrealized gain on investments, net of tax ................................       931               135
   Retained earnings .............................................................    21,894             3,087
                                                                                    --------          --------
     Total stockholders' equity ..................................................    94,894            64,089
                                                                                    --------          --------
     Total liabilities and stockholders' equity ..................................  $170,766          $131,366
                                                                                    ========          ========


        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ----------------------------     ----------------------------
                                                                2002            2001             2002             2001
                                                            ------------     -----------     ------------     -----------
                                                                     (UNAUDITED)              (UNAUDITED)

REVENUES:
   Premiums ..............................................  $    116,289     $    85,313     $    319,441     $   235,995
   Administrative services fees ..........................           109             101              320             283
                                                            ------------     -----------     ------------     -----------
     Total revenues ......................................       116,398          85,414          319,761         236,278
                                                            ------------     -----------     ------------     -----------
EXPENSES:
   Medical services costs ................................        95,644          70,473          262,697         195,512
   General and administrative expenses ...................        12,726           9,586           35,056          27,992
                                                            ------------     -----------     ------------     -----------
     Total operating expenses ............................       108,370          80,059          297,753         223,504
                                                            ------------     -----------     ------------     -----------
     Earnings from operations ............................         8,028           5,355           22,008          12,774
OTHER INCOME (EXPENSE):
   Investment and other income, net ......................         6,768             909            8,659           2,806
   Interest expense ......................................           (16)            (89)             (27)           (285)
                                                            ------------     -----------     ------------     -----------
     Earnings before income taxes ........................        14,780           6,175           30,640          15,295
INCOME TAX EXPENSE .......................................         5,507           2,612           11,833           6,320
                                                            ------------     -----------     ------------     -----------
     Net earnings ........................................         9,273           3,563           18,807           8,975
ACCRETION OF REDEEMABLE PREFERRED STOCK ..................            --            (123)              --            (369)
                                                            ------------     -----------     ------------     -----------
     Net earnings attributable to common stockholders ....  $      9,273     $     3,440     $     18,807     $     8,606
                                                            ============     ===========     ============     ===========

EARNINGS PER COMMON SHARE, BASIC:
   Net earnings per common share .........................  $       0.87     $      3.78     $       1.81     $      9.47

EARNINGS PER COMMON SHARE, DILUTED:
   Net earnings per common share .........................  $       0.78     $      0.45     $       1.63     $      1.15

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   Basic .................................................    10,694,797         908,939       10,372,053         908,918
   Diluted ...............................................    11,833,381       7,862,779       11,565,345       7,787,653


        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   ----------------------
                                                                                     2002          2001
                                                                                   ---------     --------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings .................................................................  $  18,807     $  8,975
   Adjustments to reconcile net earnings to net cash provided by operating activities --
       Depreciation and amortization ............................................      1,534        1,274
       Stock compensation expense ...............................................        264            6
       Gain on sale of investments ..............................................       (632)         (72)
   Changes in assets and liabilities --
     (Increase) decrease in premium and related receivables .....................     (1,218)       8,285
     (Increase) decrease in other current assets ................................       (663)         810
     Decrease in deferred income taxes ..........................................        248          338
     Decrease in other assets ...................................................        171           --
     Increase in medical claims liabilities .....................................      5,629       13,100
     (Decrease) increase in accounts payable and accrued expenses ...............     (2,247)       6,850
     Increase in unearned capitation premium ....................................        897           --
     Decrease in other liabilities ..............................................       (659)          --
                                                                                   ---------     --------
       Net cash provided by operating activities ................................     22,131       39,566
                                                                                   ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...........................................     (3,110)      (2,540)
   Purchase of investments ......................................................   (155,690)     (17,459)
   Sales and maturities of investments ..........................................     96,975       16,148
   Contract acquisitions ........................................................       (570)      (1,250)
   Investment in subsidiary .....................................................     (3,193)       7,995
                                                                                   ---------     --------
       Net cash (used in) provided by investing activities ......................    (65,588)       2,894
                                                                                   ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock ...................................     10,317           17
   Proceeds from exercise of stock options ......................................        339           --
   Purchase/redemption of stock .................................................         --         (102)
                                                                                   ---------     --------
       Net cash provided by (used in) financing activities ......................     10,656          (85)
                                                                                   ---------     --------
       Net (decrease) increase in cash and cash equivalents .....................    (32,801)      42,375
                                                                                   ---------     --------
CASH AND CASH EQUIVALENTS, beginning of period ..................................     88,867       19,023
                                                                                   ---------     --------
CASH AND CASH EQUIVALENTS, end of period ........................................  $  56,066     $ 61,398
                                                                                   =========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid ................................................................  $      11     $    817
   Income taxes paid ............................................................  $  11,878     $  2,107
   The Company purchased all of the capital stock of Bankers Reserve for $3,527
     (Note 6). In conjunction with the acquisition, liabilities were assumed as follows:

       Fair value of assets acquired ........................ $   8,719
       Cash paid for the capital stock ......................    (3,527)
                                                              ---------
       Liabilities assumed .................................. $   5,192
                                                              =========

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.   ORGANIZATION

Centene Corporation (Centene or the Company) provides managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income (SSI), and the State Children's Health Insurance Program (SCHIP). Centene operates under its own state licenses in Wisconsin, Indiana and Texas, and contracts with other managed care organizations to provide risk and nonrisk management services.

2.   BASIS OF PRESENTATION

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2001. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2001 audited financial statements, have been omitted from these interim financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

3.   INVESTMENT AND OTHER INCOME

During July 2002, Centene received a one-time dividend of $5,055 from United SPC, a captive insurance company in which Centene maintained an investment. The dividend related to underwriting gains on certain underlying books of business assumed by United SPC.

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization has been discontinued. For the three months ended September 30, 2001, this adjustment would have added $108 in net earnings, or $0.01 per diluted share and $0.12 per basic share. For the nine months ended September 30, 2001, this adjustment would have added $353 in net earnings, or $0.05 per diluted share and $0.39 per basic share. The Company reviews goodwill and other long-lived assets annually for impairment and recognizes impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. The Company did not recognize any impairment losses for the periods presented.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are

                      CENTENE CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

5.   EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share:

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                             -------------------------    --------------------------
                                                                2002           2001          2002           2001
                                                             -----------    ----------    -----------    -----------
Net earnings ..............................................  $     9,273    $    3,563    $    18,807    $     8,975
Accretion of redeemable preferred stock ...................           --          (123)            --           (369)
                                                             -----------    ----------    -----------    -----------
Net earnings attributable to common stockholders ..........  $     9,273    $    3,440    $    18,807    $     8,606
                                                             ===========    ==========    ===========    ===========

Shares used in computing per share amounts:
   Weighted average number of common shares outstanding ...   10,694,797       908,939     10,372,053        908,918
   Dilutive effect of stock options and warrants (as
     determined by applying the treasury stock
     method) and convertible preferred stock ..............    1,138,584     6,953,840      1,193,292      6,878,735
                                                             -----------    ----------    -----------    -----------
   Weighted average number of common shares and
     potential dilutive common shares outstanding .........   11,833,381     7,862,779     11,565,345      7,787,653
                                                             ===========    ==========    ===========    ===========

Earnings per common share, basic:
   Net earnings per common share ..........................  $      0.87    $     3.78    $      1.81    $      9.47

Earnings per common share, diluted:
   Net earnings per common share ..........................  $      0.78    $     0.45    $      1.63    $      1.15



6.   ACQUISITION OF BANKERS RESERVE

On March 14, 2002, the Company completed an acquisition of Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve) for a cash purchase price of $3,527. The Company accounted for this acquisition under the purchase method of accounting and accordingly, the consolidated results of operations include the results of the acquired Bankers Reserve business from the date of acquisition. The Company has excluded pro forma disclosures related to the impact of Bankers Reserve on the results of operations for the nine-month period ended September 30, 2002, as well as the comparable period in the preceding year. Such disclosures have been excluded as there are no significant continuing operations as of the date of acquisition, outside of the run-off of Separate Account activity.

The Company allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Centene allocated $479 to identifiable intangible assets, representing the value assigned to acquired licenses, which are being amortized on a straight-line basis over a period of ten years. In addition, as part of the Bankers Reserve

                      CENTENE CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


acquisition, $5,200 of Separate Account assets and $5,200 of Separate Account liabilities were acquired and recorded in Other Assets and Other Liabilities. The Separate Account balances are being liquidated and paid to individual insureds as annuities mature.

Centene plans to use Bankers Reserve as a reinsurance company for its existing managed care Medicaid entities. It is not currently anticipated that Bankers Reserve would be used to offer reinsurance to unaffiliated entities.

7.   CONTRACT ACQUISITIONS

During August 2002, Superior HealthPlan, Inc. (Superior), a wholly owned Texas corporation, purchased the rights to Texas Universities Health Plan, Inc.'s SCHIP contracts with the State of Texas in three service areas. The transition of these contracts will occur September through November 2002 and will allow Superior to serve approximately 26,000 additional members in the state.

As a result of the above transaction, $570 was recorded as an intangible asset related to purchased contract rights. Centene is amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

8.   PENDING ACQUISITIONS

In August 2002, Centene and University of Medicine and Dentistry of New Jersey (UMDNJ) entered into an agreement for Centene to acquire UMDNJ's University Health Plans, Inc. (UHP). UHP is a managed health plan serving approximately 50,000 Medicaid members in 15 counties throughout New Jersey. Under the terms of the agreement, Centene will purchase 80% of the outstanding capital stock of UHP for $10,000 in cash, with UMDNJ continuing to own 20% of UHP's stock. Centene would have an option to purchase the remaining UHP stock within nine months of closing for approximately $2,500 in cash. If Centene did not exercise the option, Centene would acquire the remaining UHP stock at the third anniversary of closing for an appraised value of that stock, payable at Centene's option in cash or Centene common stock. The acquisition is subject to regulatory approvals and other closing conditions.

9    LEGAL PROCEEDINGS

From 1998 to 2000, Centene provided Medicaid services in certain regions of Indiana as subcontractor with Maxicare Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. In September 2001, Centene filed an adversary proceeding in Marion County Circuit Court against Maxicare and the Indiana Insurance Commissioner seeking declaratory and injunctive relief and the turnover of funds. This proceeding is based on Centene's belief that the State of Indiana's proposed liquidation plan for Maxicare does not adequately address Centene's claims for approximately $4,700 that Centene believes is owed to it by Maxicare. Maxicare and the Indiana Insurance Commissioner subsequently filed a counterclaim suit against Centene seeking, among other things, to avoid any claims Centene has for funds held by Maxicare and to recover payments previously made to Centene by Maxicare in the amount of approximately $2,000, on the grounds those payments constituted preferential transfers. On September 4, 2002, the parties negotiated a release and settlement agreement, which is currently awaiting court approval. The agreement requires no payment by either party, but does allow for future agreements by which Centene may provide administrative services for a fee. All receivable balances from Maxicare were previously fully reserved and, therefore, written off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     In August 2002, we purchased the rights to Texas Universities Health Plan, Inc.'s SCHIP contracts with the State of Texas in three service areas. The transition of these contracts will occur September through November 2002 and will allow Superior to serve approximately 26,000 additional members in the state. In addition, Centene and University of Medicine and Dentistry of New Jersey, or UMDNJ, entered into an agreement for Centene to acquire UMDNJ's University Health Plans, Inc., or UHP. UHP is a managed health plan serving approximately 50,000 Medicaid members in 15 counties throughout New Jersey. Under the terms of the agreement, Centene will purchase 80% of the outstanding capital stock of UHP for $10.0 million in cash, with UMDNJ continuing to own 20% of UHP's stock. Centene would have an option to purchase the remaining UHP stock within nine months of closing for approximately $2.5 million in cash. If Centene did not exercise the option, Centene would acquire the remaining UHP stock at the third year anniversary of closing for an appraised value of that stock, payable at Centene's option in cash or Centene common stock. The acquisition is expected to close in the fourth quarter 2002, but is subject to regulatory approvals and other closing conditions.

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

     The primary driver of our increasing revenues has been membership growth. We have increased our membership through internal growth and acquisitions. From September 30, 2001 to September 30, 2002, our membership grew 31.7% as a result of additions to our provider networks and growth in the number of Medicaid beneficiaries. The following table sets forth our membership by state:

                                                 SEPTEMBER 30,
                                             ---------------------
                                              2002          2001
                                             -------       -------

Wisconsin................................    126,800       108,100
Indiana..................................    101,500        61,800
Texas....................................     67,800        54,900
                                             -------       -------
   Total.................................    296,100       224,800
                                             =======       =======

     The following table depicts membership by line of business:

                                                 SEPTEMBER 30,
                                             ---------------------
                                              2002          2001
                                             -------       -------

Medicaid................................     266,700       204,500
SCHIP...................................      29,400        20,300
                                             -------       -------
   Total................................     296,100       224,800
                                             =======       =======

   OPERATING EXPENSES

     Our operating expenses include medical services costs and general and administrative expenses.

     Our medical services costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical service costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not exceed our estimates.

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

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                  ------------------       -----------------
                                  2002          2001       2002         2001
                                  ----          ----       ----         ----

Health benefits ratio...........  82.2%         82.6%      82.2%        82.8%


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

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                  ------------------       -----------------
                                  2002          2001       2002         2001
                                  ----          ----       ----         ----

General and administrative
  expenses ratio...............   10.9%         11.2%      11.0%        11.8%


OTHER INCOME

     Other income consists principally of investment and other income and interest expense.

     - Investment income is derived from our cash, cash equivalents and investments. Information about our investments is presented below under "Liquidity and Capital Resources."

     - Interest expense reflects the non-use fee on our revolving line of credit facility. In 2001, interest expense reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

   Revenues

     Premiums for the nine months ended September 30, 2002 increased $83.4 million, or 35.4%, to $319.4 million from $236.0 million for the comparable period in 2001. This increase was due to increases in membership in each of our markets and an increase in premium rates.

     Administrative services fees for the nine months ended September 30, 2002 increased $37,000, or 13.1%, to $320,000 from $283,000 for the comparable period in 2001. This increase resulted from increases in our non-risk SSI membership.

   Operating Expenses

     Medical services costs for the nine months ended September 30, 2002 increased $67.2 million, or 34.4%, to $262.7 million from $195.5 million for the comparable period in 2001. This increase reflected the growth in our membership.

     General and administrative expenses for the nine months ended September 30, 2002 increased $7.1 million, or 25.2%, to $35.1 million from $28.0 million for the comparable period in 2001. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth.

   Other Income

     Other income for the nine months ended September 30, 2002 increased $6.1 million, or 242%, to $8.6 million from $2.5 million for the comparable period in 2001. This reflected a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment.

   Income Tax Expense

     For the nine months ended September 30, 2002, we recorded income tax expense of $11.8 million based on a 38.6% effective tax rate. For the nine months ended September 30, 2001, we recorded income tax expense of $6.3 million based on an effective tax rate of 41.3%. Our effective tax rate decreased period over period primarily due to our investment in tax-advantaged securities and our implementation of state tax savings strategies during the period ended September 30, 2002.

   THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

   Revenues

     Premiums for the three months ended September 30, 2002 increased $31.0 million, or 36.3%, to $116.3 million from $85.3 million for the comparable period in 2001. This increase was due to increases in membership in each of our markets and an increase in premium rates.

     Administrative services fees for the three months ended September 30, 2002 increased $8,000, or 7.9%, to $109,000 from $101,000 for the comparable period in 2001. This increase resulted from increases in our non-risk SSI membership.

   Operating Expenses

     Medical services costs for the three months ended September 30, 2002 increased $25.2 million, or 35.7%, to $95.6 million from $70.5 million for the comparable period in 2001. This increase primarily reflected the growth in our membership.

     General and administrative expenses for the three months ended September 30, 2002 increased $3.1 million, or 32.8%, to $12.7 million from $9.6 million for the comparable period in 2001. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth.

   Other Income

     Other income for the three months ended September 30, 2002 increased $5.9 million, or 723%, to $6.8 million from $820,000 for the comparable period in 2001. This reflected a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment.

   Income Tax Expense

     For the three months ended September 30, 2002, we recorded income tax expense of $5.5 million based on a 37.3% effective tax rate. For the three months ended September 30, 2001, we recorded income tax expense of $2.6 million based on an effective tax rate of 42.3%. Our effective tax rate decreased period over period due to our investment in tax advantaged securities and our implementation of state tax savings strategies during the third quarter ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On May 22, 2002, we closed our follow-on public offering of 5,000,000 shares of common stock at $24.75 per share. Of the 5,000,000 shares, 4,600,000 shares were offered by selling stockholders and 400,000 by us. On June 5, 2002, the underwriters of our follow-on public offering exercised their over-allotment option to purchase 750,000 additional shares; 679,505 from selling stockholders and 70,495 shares from us. We received net proceeds totaling $10.3 million from the follow-on offering.

     Our operating activities provided cash of $22.1 million for the nine months ended September 30, 2002 compared to $39.6 million for the nine months ended September 30, 2001. The decrease in cash provided in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due to the timing of capitation receipts and membership increases. While membership increased in both periods, the nine months ended September 20, 2002 had the benefit of improved claims processing efficiencies implemented during 2002.

     Our investing activities used cash of $65.6 million for 2002 and provided cash of $2.9 million for the comparable period in 2001. The increase in the use of cash in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due to the purchase of short-term and long-term investments. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As such, as of September 30, 2002, our investment portfolio consisted primarily of municipal bonds with a weighted average duration of 3.9 years. Cash is invested in investment vehicles such as commercial paper, U.S. government-backed agencies and U.S. Treasury instruments. The average portfolio return was 5.6% for the year ended December 31, 2001 and 7.2% for the nine months ended September 30, 2002.

     Our financing activities provided cash of $10.7 million for the nine months ended September 30, 2002 and used $85,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, financing cash flows primarily consisted of our net proceeds from the follow-on public offering.

     Our capital expenditures consist primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We purchased $3.1 million of capital assets during the nine months ended September 30, 2002, and we anticipate spending $1.1 million for additional capital expenditures during the remainder of 2002.

     Our principal contractual obligations at September 30, 2002 consisted of obligations under operating leases. The significant annual noncancelable lease payments are as follows (in thousands):

                                                 PAYMENTS DUE
                                                 ------------
September 30, through December 31, 2002........   $     662
2003...........................................       2,785
2004...........................................       2,672
2005...........................................       2,576
2006...........................................       2,205
Thereafter.....................................       8,141
                                                  ---------
                                                  $  19,041
                                                  =========

     During the third quarter 2002, we entered into a new lease agreement for a ten-year period to support the expansion of the claims processing facility in Farmington, Missouri. Lease payments will begin when we occupy the building, which we anticipate will occur in the first quarter of 2003. This lease adds an additional $274,000 to our annual contractual obligations.

     At September 30, 2002, we had working capital of $8.6 million as compared to $34.8 million at December 31, 2001. Our working capital is often minimal and sometimes negative due to our efforts to increase investment returns through purchases of long-term investments, which have maturities of greater than one year. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

     Cash, cash equivalents and short-term investments were $65.9 million at September 30, 2002 and $90.0 million at December 31, 2001. Long-term investments were $77.0 million at September 30, 2002 and $22.3 million at December 31, 2001. Based on our operating plan, we expect that our available cash, cash equivalents and investments, and cash from our operations will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of the filing of this report.

     On May 1, 2002, we obtained a $25 million revolving line of credit facility from a financial institution. The line of credit has a term of one year and interest rates based on prime, floating and LIBOR rates. We have granted to the financial institution a security interest in the common stock of our subsidiaries. The facility includes financial covenants requiring minimum quarterly earnings before income taxes, depreciation and amortization, or EBITDA, of $1.5 million and minimum tangible net worth of $52.2 million. We are required to obtain the lender's consent if any proposed acquisition would result in violation of one of the covenants contained in the line of credit. As of September 30, 2002, all covenants were met. As of October 28, 2002, no borrowings were outstanding under the line of credit facility.

     In addition, we have raised capital from time to time to fund planned geographic and product expansion, necessary regulatory reserves, and acquisitions of healthcare contracts. We may use our existing funds, including proceeds from our two public offerings, to acquire Medicaid and SCHIP contract rights and related assets to increase our membership and to expand our business into new service areas. During August 2002, we purchased the rights to Texas Universities Health Plan, Inc.'s SCHIP contracts with the State of Texas for $500,000. In addition, we are currently party to a definitive agreement that would expand our Medicaid business into New Jersey, as described above under "Overview." This proposed acquisition is subject to regulatory approval and other conditions, and there can be no assurance that we will complete the acquisition or any future proposed acquisition.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

     Our operations are conducted through our subsidiaries. As managed care organizations, our subsidiaries are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity's level of statutory net income and statutory capital and surplus.

     Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2002, our subsidiaries had aggregate statutory capital and surplus of $22.3 million, compared with the required minimum aggregate statutory capital and surplus requirements of $11.8 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. We adopted SFAS No. 142 effective January 1, 2002. Goodwill amortization has been discontinued. For the three months ended September 30, 2001, this adjustment would have added $108,000 in net earnings, or $0.01 per diluted share and $0.12 per basic share. For the nine months ended September 30, 2001, this adjustment would have added $353,000 in net earnings, or $0.05 per diluted share and $0.39 per basic share. We review goodwill and other long-lived assets annually for impairment. We recognize impairment losses if expected undiscounted future cash flows of the related assets are less than their carrying value. An impairment loss represents the amount by which the carrying value of an asset exceeds the fair value of the asset. We did not recognize any impairment losses for the periods presented.

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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

     You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this report, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

   RISKS RELATED TO BEING A REGULATED ENTITY

   Reductions in Medicaid Funding Could Substantially Reduce Our Profitability.

     Nearly all of our revenues come from Medicaid premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid. We believe that reductions in Medicaid payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

   If Our Medicaid and SCHIP Contracts are Terminated or are not Renewed, Our Business will Suffer.

     We provide managed care programs and selected services to individuals receiving benefits under Medicaid, including SSI and SCHIP. We provide those healthcare services under five contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2002 and December 31, 2003. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2001. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

     For example, Congress recently has considered various forms of patient protection legislation commonly known as Patients' Bills of Rights. We cannot predict the impact of this legislation, if adopted, on our business.

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

   Failure to Comply with Government Regulations Could Subject Us to Civil and Criminal Penalties.

     Federal and state governments have enacted fraud and abuse laws and other laws to protect patients' privacy and access to healthcare. Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SSI and SCHIP programs. Because of these potential sanctions, we seek to monitor our compliance and that of our providers with federal and state fraud and abuse and other healthcare laws on an ongoing basis. These penalties or exclusions were they to occur as the result of our actions or omissions, or our inability to monitor the compliance of our providers, would negatively impact our ability to operate our business. For example, failure to pay our providers promptly could result in the imposition of fines and other penalties. In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including a whistle blower program. Further, HIPAA imposes civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of individually identifiable health information. Congress may enact additional legislation to increase penalties and to create a private right of action under HIPAA, which would entitle patients to seek monetary damages for violations of the privacy rules.

   Compliance with New Government Regulations may Require Us to Incur Significant Expenditures.

     In August 2000, the Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We were required to comply with the new regulation by October 2002. In December 2001, however, Congress enacted the Administrative Simplification Compliance Act, which allowed a one-year extension to the October 2002 compliance date. In order to qualify for the extension, a "compliance plan" was filed with HHS that detailed how we will meet the extended compliance deadline of October 16, 2003. In August 1998, HHS proposed a regulation that would require health plans to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA. In August 2002, HHS issued modifications to the privacy regulations to address implementation issues and concerns. Compliance with this regulation will be required by April 14, 2003.

     In June 2002, CMS issued a final rule amending the Medicaid regulations to implement the managed care provisions of the Balanced Budget Act of 1997, giving states more flexibility in their administration of Medicaid managed care programs, providing new patient protections for Medicaid managed care enrollees and requiring states to meet new actuarial soundness requirements. These rules superseded earlier roles that were issued in June 2001 and amended in August 2001, but that never became effective.

     The Bush Administration's issuance of new regulations, its review of the existing rules and published regulations, the states' ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems would not enable us to comply in all respects with these new regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and the related compliance costs could have a material adverse effect on our business.

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

   If We are Unable to Participate in SCHIP Programs Our Growth Rate may be Limited.

     SCHIP is a relatively new federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. The programs vary significantly from state to state. Participation in SCHIP programs is an important part of our growth strategy. If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

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

   Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

     Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 82.2% for the nine months ended September 30, 2002, 83.0% for 2001 and 84.3% for 2000, but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

   Failure to Accurately Predict Our Medical Expenses Could Negatively Affect Our Reported Results.

     Our medical expenses include estimates of IBNR medical expenses. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

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

     In August 2002, we entered into an agreement with UMDNJ to acquire capital stock of UHP, a managed health plan serving approximately 50,000 Medicaid members in 15 counties of New Jersey. The closing of this acquisition is subject to a number of closing conditions, including our obtaining approval from regulatory authorities in New Jersey. We have no prior experience in working with New Jersey regulators, and we cannot assure you that we will be able to obtain the required regulatory approvals or to satisfy the other closing conditions to this acquisition. Even if these conditions are met, in order to operate the acquired business successfully, we would need to integrate effectively new personnel, provider networks and members, as well as implement efficiently our administrative and information systems. We have not previously operated in New Jersey, and we cannot assure you that we will succeed in achieving operating efficiencies or in otherwise integrating and operating UHP, if acquired, successfully.

     Accordingly, we may be unable to identify, consummate and integrate future acquisitions successfully or operate acquired businesses profitably. We also may be unable to obtain sufficient additional capital resources for future acquisitions. If we are unable to effectively execute our acquisition strategy, our future growth will suffer and our results of operations could be harmed.

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

     From time to time providers assert or threaten to assert claims seeking to terminate noncancelable agreements due to alleged actions or inactions by us. Even if these allegations represent attempts to avoid or renegotiate contractual terms that have become economically disadvantageous to the providers, it is possible that in the future a provider may pursue such a claim successfully. Regardless of whether any claims brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management's attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of September 30, 2002, we had short-term investments of $9.8 million and long-term investments of $77.0 million. The short-term investments primarily consist of securities with original maturities between three and twelve months. The long-term investments consist of municipal bonds and have original maturities greater than one year. The majority of our investments are highly liquid, with a weighted average duration of 3.9 years at September 30, 2002. Our investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2002, the fair value of our long-term income investments would decrease by approximately $2.3 million. Similarly, a 1% decrease in market interest rates at September 30, 2002 would result in an increase of the fair value of our investments of approximately $2.3 million. Declines in interest rates over time will reduce our investment income.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From 1998 to 2000, we provided Medicaid services in certain regions of Indiana as subcontractor with Maxicare Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. In September 2001, we filed an adversary proceeding in Marion County Circuit Court against Maxicare and the Indiana Insurance Commissioner seeking declaratory and injunctive relief and the turnover of funds. This proceeding is based on our belief that the State of Indiana's proposed liquidation plan for Maxicare does not adequately address our claims for approximately $4.7 million that we believe is owed to us by Maxicare. Maxicare and the Indiana Insurance Commissioner subsequently filed a counterclaim suit against us seeking, among other things, to avoid any claims we have for funds held by Maxicare and to recover payments previously made to us by Maxicare in the amount of approximately $2.0 million, on the grounds those payments constituted preferential transfers. On September 4, 2002, the parties negotiated a release and settlement agreement, which is currently awaiting court approval. The agreement requires no payment by either party, but does allow for future agreements by which Centene may provide administrative services for a fee. All receivable balances from Maxicare were previously fully reserved and, therefore, written off.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          EXHIBIT
          NUMBER                         DESCRIPTION
          -------                        -----------

           10.1 Stock Purchase Agreement dated as of August 2, 2002 among University Health Plans, Inc., University of Medicine and Dentistry of New Jersey and Centene Corporation

           10.2 Executive Employment Agreement dated as of July 1, 2002 by and between Centene Corporation and Carol E. Goldman


     (b) Reports on Form 8-K.

     On August 30, 2002, we filed a current report on Form 8-K with respect to our adoption of a Shareholder Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 28, 2002.


                                    CENTENE CORPORATION

                                    By: /s/ Michael F. Neidorff
                                        --------------------------------------
                                        Michael F. Neidorff
                                        President and Chief Executive Officer
                                        (principal executive officer)


                                    By: /s/ Karey L. Witty
                                        --------------------------------------
                                        Karey L. Witty
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer (principal
                                        financial and accounting officer)

                                 CERTIFICATIONS

I, Michael F. Neidorff, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Centene Corporation;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Centene Corporation as of, and for, the periods presented in this quarterly report;

4. Karey L. Witty, the Senior Vice President, Chief Financial Officer and Treasurer of Centene Corporation, and I:

     - are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rule 13a-14 under the Securities Exchange Act of 1934, as amended) for Centene Corporation;

     - have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which this quarterly report was prepared;

     - have evaluated the effectiveness of the disclosure controls and procedures of Centene Corporation as of a date within 90 days prior to the filing date of this quarterly report; and

     - have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5. Mr. Witty and I have disclosed to the auditors of Centene Corporation and to the audit committee of the board of directors of Centene Corporation:

     - all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Centene Corporation to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Centene Corporation; and

6. Mr. Witty and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002
                                                  /s/ Michael F. Neidorff
                                           -------------------------------------
                                           Michael F. Neidorff
                                           President and Chief Executive Officer
                                           (principal executive officer)

I, Karey L. Witty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Centene Corporation;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Centene Corporation as of, and for, the periods presented in this quarterly report;

4. Michael F. Neidorff, the President and Chief Executive Officer of Centene Corporation, and I:

     - are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rule 13a-14 under the Securities Exchange Act of 1934, as amended) for Centene Corporation;

     - have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which this quarterly report was prepared;

     - have evaluated the effectiveness of the disclosure controls and procedures of Centene Corporation as of a date within 90 days prior to the filing date of this quarterly report; and

     - have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5. Mr. Neidorff and I have disclosed to the auditors of Centene Corporation and to the audit committee of the board of directors of Centene
     Corporation:

     - all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Centene Corporation to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Centene Corporation; and

6. Mr. Neidorff and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002                         /s/ Karey L. Witty
                                    --------------------------------------------
                                    Karey L. Witty Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)