Form 10-K
period 2002-12-31
CENTENE CORP
filed 2003-02-25
CIK 1071739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   Form 10-K

 (MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             For the fiscal year ended December 31, 2002



                                   or




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             For the transition period from           to

                       COMMISSION FILE NUMBER: 000-33395
                             ---------------------

                              CENTENE CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      04-1406317
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

      7711 CARONDELET AVENUE, SUITE 800                            63105
             ST. LOUIS, MISSOURI                                 (Zip Code)
   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (314) 725-4477

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                             ---------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the Nasdaq National Market on February 20, 2003, was $244,209,190.

     As of February 20, 2003, the registrant had 10,932,442 shares of common stock outstanding.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the registrant's 2003 annual meeting of stockholders are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I

Item 1.   Business....................................................    3

Item 2.   Properties..................................................   14

Item 3.   Legal Proceedings...........................................   14

Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15

Item 6.   Selected Financial Data.....................................   16

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   34

Item 8.   Financial Statements and Supplementary Data.................   34

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant..........   35

Item 11.  Executive Compensation......................................   38

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   38

Item 13.  Certain Relationships and Related Transactions..............   38

Item 14.  Controls and Procedures.....................................   38

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   39

Signatures............................................................   71

"CENTENE," "NURSEWISE" and "START SMART FOR YOUR BABY" are our registered service marks, and "CONNECTIONS" is our trademark. This report also contains trademarks, service marks and trade names of other companies.

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

     We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income, or SSI, and the State Children's Health Insurance Program, or SCHIP. We have health plans in Wisconsin, Texas, Indiana and New Jersey. We believe our local approach to managing our health plans, including provider and member services, enables us to provide accessible, high quality, culturally-sensitive healthcare services to our members. Our disease management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine health problems, as well as more severe acute and chronic conditions. We combine our decentralized local approach with centralized finance, information systems, claims processing and medical management support functions.

     We were organized in Wisconsin in 1993 as Coordinated Care Corporation. We initially were formed to serve as a holding company for a Medicaid managed care line of business that has been operating in Wisconsin since 1984. We changed our corporate name to Centene Corporation in 1997 and reincorporated in Delaware in November 2001.

     We maintain a website with the address www.centene.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

                                  OUR APPROACH

     Our approach to managed care is based on the following key attributes:

     - Medicaid Expertise. Over the last 19 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We do this primarily by providing nurse case managers who support our physicians in implementing disease management programs and by providing incentives for our physicians to provide preventive care on a regular basis. We recruit and train staff and providers who are attentive to the needs of our members and who are experienced in working with culturally diverse, low-income Medicaid populations. Our experience in working with state regulators helps us to implement and deliver our programs and services efficiently and affords us opportunities to provide input on Medicaid industry practices and policies in the states in which we operate.

     - Localized Services, Support and Branding. We provide access to healthcare services through local networks of providers and staff that focus on the cultural norms of their individual communities. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach program employs several former Medicaid recipients to work with our members and their communities to promote health, and to promote self-improvement through employment and education. We use locally recognized plan names, and we tailor our materials and processes to meet the needs of the communities and the state programs we serve. Our approach to community-based service results in local accountability and solidifies our decentralized management and operational structure.

     - State Budget Deficits. Our approach in these difficult economic times for states is to work with state agencies on redefining benefit levels, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid and SCHIP while maintaining adequate levels of provider compensation.

     - Physician-Driven Approach. We have implemented a physician-driven approach in which our physicians are actively engaged in developing and implementing our healthcare delivery policies and strategies. Our local boards of directors, which help shape the character and quality of our organization, have significant provider representation in each of our principal geographic markets. This approach is designed to eliminate unnecessary costs, improve service to our members and simplify the administrative burdens on our providers. It has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base.

     - Efficiency of Business Model. We have designed our business model to allow us to readily add new members in our existing markets and expand into new regions in which we may choose to operate. The combination of our decentralized local approach to operating our health plans and our centralized finance, information systems, claims processing and medical management support functions allows us to quickly and economically integrate new business opportunities. Because of our business model, we believe we would be able to quickly recover from a disaster in one of our plan locations by moving member and physician services to one of our other locations.

     - Specialized Systems and Technology. Through our specialized information systems, we are able to strengthen our relationships with providers and states, which help us to grow our membership base. These systems also help us identify needs for new healthcare programs. Physicians can use our claims, utilization and membership data to manage their practices more efficiently, and they benefit from our timely and accurate payments. State agencies can use data from our information systems to demonstrate that their Medicaid populations are receiving quality healthcare in an efficient manner.

     - Complementary Business Lines. We have begun to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations. We believe other business lines, such as our NurseWise triage program, will allow us to expand our services and diversify our sources of revenue.

                                  OUR STRATEGY

     Our objective is to become the leading national Medicaid managed care organization. We intend to achieve this objective by implementing the following key components of our strategy:

     - Increase Penetration of Existing State Markets. We intend to continue to increase our membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in Indiana, where the state assigns members to physicians, we increased our membership in 2002 by recruiting additional physicians. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets, such as our purchase of Texas Universities Health Plan's SCHIP contracts in 2002.

     - Develop and Acquire Additional State Markets. We continue to leverage our experience in identifying and developing new markets by seeking both to acquire existing businesses and to build our own operations. We expect to focus our expansion on states where Medicaid recipients are mandated to enroll in managed care organizations. For example, we entered the New Jersey market by acquiring 80% of the equity of University Health Plans, Inc., or UHP, on December 1, 2002.

     - Address Emerging State Needs. We are working to assist the states in which we operate in addressing the financial and other challenges they face in these difficult economic times. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. By helping states structure an appropriate level and range of Medicaid and

       SCHIP services, we seek to ensure that we are able to continue to provide those services on terms that protect our targeted gross margins and provide an acceptable return to our stockholders.

     - Diversify Our Business Lines. We seek to broaden our business lines into areas that complement our business to enable us to grow our revenue stream and decrease our dependence on Medicaid reimbursement. In addition to NurseWise, we are considering services such as behavioral health, disease management and other Medicaid related, fee-for-service lines of business that would complement our core business. We believe we may have opportunities to offer these services to other managed care organizations and states.

     - Leverage Our Information Technologies to Enhance Operating Efficiencies. We intend to continue to invest in our centralized information systems to further streamline our processes and drive efficiencies in our operations and to add functionality to improve the service we provide to our members. Our information systems enable us to add members and markets quickly and economically. For example, we began paying claims for UHP out of our centralized claims facility within the first week after we acquired an 80% equity interest in the New Jersey health plan.

                               MEDICAID AND SCHIP

     Medicaid is a health insurance program for low-income families and individuals with disabilities. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs -- one for each state, each territory and the District of Columbia. Medicaid eligibility is based on a combination of income and asset requirements subject to federal guidelines. Financial requirements are most often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group for Medicaid.

     SSI covers low-income aged, blind and disabled persons. SSI beneficiaries represent a growing portion of all Medicaid recipients, and SSI recipients typically utilize more services because of their more critical health issues.

     SCHIP was established to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. All states have adopted SCHIP.

     Since the early 1980s, increasing healthcare costs combined with significant growth in the number of Medicaid recipients have led many states to establish Medicaid managed care initiatives. State premium payments to managed care plans are financed in part by the federal government. In recent years, a growing number of states, including each of the states in which we operate, have mandated that their Medicaid recipients enroll in managed care plans.

                          MEMBER PROGRAMS AND SERVICES

     We recognize the importance of member-focused services in the delivery of quality managed care services. Our locally based staff assists members in accessing care, coordinating referrals to related health and social services, and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

     - primary and specialty physician care;

     - inpatient and outpatient hospital care;

     - emergency and urgent care;

     - prenatal care;

     - laboratory and x-ray services;

     - home health and durable medical equipment;

     - behavioral health and substance abuse services;

     - after hours nurse advice line;

     - transportation assistance;

     - health status calls to coordinate care;

     - vision care;

     - dental care;

     - immunizations; and

     - prescriptions and limited over-the-counter drugs.

     We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

     - CONNECTIONS is designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member's health, such as abuse risks, nutritional challenges and health education shortcomings. CONNECTIONS representatives, some of whom are former Medicaid enrollees, also contact new members by phone or mail to discuss managed care, the Medicaid program and our services. They make home visits, conduct educational programs and represent the plan at community events such as health fairs.

     - NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach customer service representatives and bilingual nursing staff who provide health education, triage advice and offer continuous access to health-plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and contact qualified behavioral health professionals for crisis stabilization assessments. Currently, NurseWise is receiving over 18,000 inbound calls and making over 3,000 outbound calls per month.

     - Start Smart For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant, and Children program, and increase well-child visits. The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans and assistance in selecting a provider for the infant and scheduling newborn follow-up visits.

     - EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services. We have a systematic program of communication, tracking, outreach, reporting, and follow-through that promotes state EPSDT programs.

     - Disease Management Programs are designed to help members understand their disease and treatment plan, and improve or maintain their quality of life. These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and prenatal care.

                                   PROVIDERS

     For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of January 31, 2003, our health plans had the following numbers of physicians and hospitals:

                                          WISCONSIN   TEXAS   INDIANA   NEW JERSEY   TOTAL
                                          ---------   -----   -------   ----------   ------
Primary Care Physicians.................    2,510     1,065     425       2,192       6,192
Specialty Care Physicians...............    3,079     2,290     496       6,604      12,469
Hospitals...............................       51        45      14          91         201

     The primary care physician is a critical component in care delivery, and also in the management of costs and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians.

     We work with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs, as well as adhering to a prompt payment policy. Our programs are also designed to help the physicians coordinate care outside of their offices.

     We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while assuming responsibility for medical policy decision making. The following are among the services we provide to support physicians:

     - Customized Utilization Reports provide our contracted physicians with information that enables them to run their practices more efficiently and focuses them on specific patient needs. For example, quarterly fund detail reports update physicians on their status within their risk pools. Equivalency reports provide physicians with financial comparisons of capitated versus fee-for-service arrangements.

     - Case Management Support helps the physician coordinate specialty care and ancillary services for patients with complex conditions and direct members to appropriate community resources to address both their health and socio-economic needs.

     - Web-based Claims and Eligibility Resources have been implemented in selected markets to provide physicians with on-line access to perform claims and eligibility inquiries.

     Our physicians also benefit from several of the services offered to our members, including the CONNECTIONS, EPSDT case management and disease management programs. For example, the CONNECTIONS staff facilitate doctor/patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the disease management programs assist physicians in managing their patients with chronic disease.

     We provide access to healthcare services for our members primarily through non-exclusive contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days' prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay physicians under a capitated or fee-for-service arrangement.

     - Under our capitated contract, primary care physicians are paid a monthly capitation rate for each of our members assigned to his or her practice and are at risk for all costs related to primary and specialty physician and emergency room services. In return for this payment, these physicians provide all primary care and preventive services, including primary care office visits and EPSDT services. If these physicians also provide non-capitated services to their assigned members, they may bill and be paid under fee-for-service arrangements at Medicaid rates.

     - Under our fee-for-service contracts with physicians, particularly specialty care physicians, we pay the physicians a negotiated fee for covered services. This model is characterized as having no financial risk for the physician.

     We also contract with ancillary providers on a negotiated fee arrangement for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit. In Wisconsin and Indiana, where prescription and limited over-the-counter drugs are a covered benefit, we have a capitated arrangement with a national pharmacy vendor that provides a pharmacy network.

                                  HEALTH PLANS

     We have four health plan subsidiaries offering healthcare services in Wisconsin, Texas, Indiana and New Jersey. We have never been denied a contract renewal from a state in which we do business. The table below provides summary data for the markets we currently serve.

                             WISCONSIN       TEXAS           INDIANA         NEW JERSEY
                           --------------  ----------  -------------------  ------------
Local Health Plan Name...  Managed Health   Superior    Coordinated Care     University
                              Services     HealthPlan  Corporation Indiana  Health Plans
First Year of
  Operations.............       1984          1999            1995              1994
Counties Licensed........        21            17              92                15
Membership at December
  31, 2002...............     133,000       118,000          105,700           52,900

     We acquired 80% of the equity of University Health Plans on December 1, 2002, and we will acquire the remaining equity of UHP by no later than December 1, 2005, as described below under "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview." For additional information about UHP, see Note 21 to our consolidated financial statements.

                                     STATES

     Our ability to establish and maintain our position as a leader in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs for, and our customer-focused approach to working with, state governments. Among the benefits we are able to provide to the states with which we contract are:

     - expertise in Medicaid managed care;

     - improved medical outcomes;

     - timely payment of provider claims;

     - timely and accurate reporting;

     - cost saving outreach and disease management programs; and

     - responsible collection and dissemination of encounter data.

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

     We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, the clinical databases and AMISYS as sources to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these intervention programs include:

     - a prenatal case management program to help women with high-risk pregnancies deliver full-term, healthy infants;

     - a program to reduce the number of inappropriate emergency room visits;
       and

     - a disease management program to decrease the need for emergency room visits and hospitalizations for asthma patients.

     Additionally, we provide reporting on a regular basis using our data warehouse. State and Health Employer Data and Information Set, or HEDIS, reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by Plan Quality Improvement Committees and our corporate medical management team.

     In order to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by the National Committee for Quality Assurance.

                         MANAGEMENT INFORMATION SYSTEMS

     The ability to access data and translate them into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems located in Saint Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate internal growth and growth from acquisitions. We have the ability to leverage the platform we have developed for one state for configuration into new states or health plan acquisitions. This integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. The system is currently configured and is supporting claims automatic adjudication rates of approximately 84% in all markets. Our AMISYS production system is capable of supporting over one million members.

     We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party. This plan allows us complete access to the business resumption centers and hot-site facilities provided by it. We have contracted with the third party to provide us with annual plan updates through 2005.

                              CORPORATE COMPLIANCE

     Our Corporate Ethics and Compliance Programs were first established in 1998 and provide methods by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care, and help assure that our values are reflected in everything we do.

     The two primary standards by which corporate compliance programs in the health care industry are measured are the 1991 Federal Organizational Sentencing Guidelines and the "Compliance Program Guidance" issued by the Office of the Inspector General, or OIG, of the Department of Health and Human Services.

     Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG Guidance. These key components are:

     - written standards of conduct;

     - designation of a corporate compliance officer and compliance committee;

     - effective training and education;

     - effective lines for reporting and communication;

     - enforcement of standards through disciplinary guidelines and actions;

     - internal monitoring and auditing; and

     - prompt response to detected offenses and development of corrective action plans.

     Our internal Corporate Compliance website, accessible by all employees, contains our Business Ethics and Conduct Policy; our Mission, Values and Philosophies and Compliance Programs, a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to report anonymously suspected incidents of fraud, abuse or other violations of our corporate compliance program.

                                  COMPETITION

     In the Medicaid business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

     - Primary Care Case Management Programs are programs established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited medical management oversight.

     - National and Regional Commercial Managed Care Organizations have Medicaid and Medicare members in addition to members in private commercial plans.

     - Medicaid Managed Care Organizations focus solely on providing healthcare services to Medicaid recipients, the vast majority of which operate in one city or state. Providers, especially hospitals, own many of these plans. Their membership is small relative to the infrastructure that is required for them to do business. There are a few multi-state Medicaid-only organizations that tend to be larger in size and therefore are able to leverage their infrastructure over larger memberships.

     We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets as federal regulations require at least two competitors in each service area. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into the Medicaid managed healthcare industry.

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

MANAGED CARE ORGANIZATIONS

     Our four health plan subsidiaries are licensed to operate as health maintenance organizations in each of Wisconsin, Texas, Indiana, and New Jersey. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid enrollees.

     The process for obtaining authorization to operate as a managed care organization is lengthy and involved and requires demonstration to the regulators of the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs and complaint procedures. Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries must comply with minimum statutory capital requirements and other financial requirements, such as minimum capital, deposit and reserve requirements. Insurance regulations may also require the prior state approval of acquisitions of other managed care organizations' businesses and the payment of dividends, as well as notice requirements for loans or the transfer of funds. Our subsidiaries are also subject to periodic reporting requirements. In addition, each health plan must meet numerous criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

MEDICAID

     In order to be a Medicaid managed care organization in each of the states in which we operate, we must operate under a contract with the state's Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program.

     We have entered into a contract with the Wisconsin Department of Health and Family Services to provide Medicaid services. The contract commenced January 1, 2002 and has a scheduled termination of December 31, 2003. We expect to renew this contract for an additional two-year term prior to its expiration. The contract can be terminated if a change in state or federal laws, rules or regulations materially affects either party's rights or responsibilities under the contract. We receive monthly payments under the contract based on specified capitation rates calculated on an actuarial basis.

     We have also entered into an agreement with Network Health Plan of Wisconsin, Inc. pursuant to which Network Health Plan subcontracts to us their Medicaid services under their contract with the State of Wisconsin. The agreement commenced January 1, 2001 and has a scheduled termination of December 31, 2006. The agreement renews automatically for successive five-year terms and can be terminated by either party upon two years notice prior to the end of the then current term. The agreement may also be terminated if a change in state or federal laws, rules or regulations materially affects either party's rights or responsibilities under the contract, or if Network Health Plan's contract with the State of Wisconsin is terminated. We receive a monthly payment based on a percentage of all premium and supplemental payments and other compensation received by Network Health Plan from the State of Wisconsin.

     We presently are party to several contracts with the Texas Health and Human Services Commission to provide Medicaid and SCHIP managed care services in our Texas markets through our Superior HealthPlan, Inc. subsidiary. Our Texas Medicaid contracts commenced September 1, 2001 and have scheduled termination dates of August 31, 2003. Each Medicaid contract is renewable for an additional one-year period. The SCHIP contracts began on October 1, 2002 and are scheduled to end on August 31, 2003. The contracts generally may be terminated upon any event of default or in the event state or federal funding for Medicaid programs is no longer available. We receive monthly payments under each of our Texas contracts based on specified capitation rates calculated on an actuarial basis.

     We have entered into a contract with the State of Indiana to provide Indiana Medicaid and Indiana Children's Health Insurance Program services. The contract commenced January 1, 2003 and has a scheduled termination of December 31, 2004. This contract may be terminated by the state without cause upon sixty days prior written notice. We are paid based on specified capitation rates for our services.

     As part of the acquisition of UHP, we obtained a contract with the State of New Jersey Department of Human Services to provide Medicaid and SCHIP services. The contract commenced on July 1, 2002 and has a scheduled termination date of June 30, 2003. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the state for event of default or significant change in circumstances. We receive monthly payments based on specified capitation rates for our services.

     Our contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector, including provisions relating to:

     - eligibility, enrollment and disenrollment processes;

     - covered services;

     - eligible providers;

     - subcontractors;

     - record-keeping and record retention;

     - periodic financial and informational reporting;

     - quality assurance;

     - marketing;

     - financial standards;

     - timeliness of claims payment;

     - health education and wellness and prevention programs;

     - safeguarding of member information;

     - fraud and abuse detection and reporting;

     - grievance procedures; and

     - organization and administrative systems.

     A health plan's compliance with these requirements is subject to monitoring by state regulators and by the federal government's Centers for Medicare and Medicaid Services, or CMS. A health plan is also subject to periodic comprehensive quality assurance evaluations by a third party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan must also submit many reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

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

     In August 2000, the Department of Health and Human Services, or HHS, issued new standards for submitting electronic claims and other administrative healthcare transactions. The new standards were designed to streamline the processing of claims, reduce the volume of paperwork and provide better service. The administrative and financial healthcare transactions covered include:

     - health claims and equivalent encounter information;

     - enrollment and disenrollment in a health plan;

     - eligibility for a health plan;

     - healthcare payment and remittance advice;

     - health plan premium payments;

     - coordination of benefits;

     - healthcare claim status; and

     - referral certification and authorization.

     Health plans other than certain smaller health plans were required to comply with the new standards by October 2002, but the deadline was extended to October 2003 for health plans that submitted a written compliance plan to CMS by October 2002. The regulation's requirements apply to transactions conducted using "electronic media." Because "electronic media" is defined broadly to include "transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media," many communications will be considered electronically transmitted. In addition, health plans will be required to have the capacity to accept and send all standard transactions in a standardized electronic format. The regulation sets forth other rules that apply specifically to health plans as follows:

     - a plan may not delay processing of a standard transaction (that is, it must complete transactions using the new standards at least as quickly as it had prior to implementation of the new standards);

     - there should be "no degradation in the transmission of, receipt of, processing of, and response to" a standard transaction as compared to the handling of a non-standard transaction;

     - if a plan uses a healthcare clearinghouse to process a standard request, the other party to the transaction may not be charged more or otherwise disadvantaged as a result of using the clearinghouse;

     - a plan may not reject a standard transaction on the grounds that it contains data that is not needed or used by the plan;

     - a plan may not adversely affect (or attempt to adversely affect) the other party to a transaction for requesting a standard transaction; and

     - if a plan coordinates benefits with another plan, then upon receiving a standard transaction, it must store the coordination of benefits data required to forward the transaction to the other plan.

In addition, on August 14, 2002, HSS published modifications to the final privacy regulations which addressed the implementation concerns of the healthcare industry.

     On December 28, 2000, HHS published a final regulation setting forth new standards for protecting the privacy of individually identifiable health information in any medium. Compliance with these rules will be required by April 2003, except for certain small health plans which will have until April 2004. The new regulation is designed to protect medical records and other personal health information maintained and used by healthcare providers, hospitals, health plans and health insurers, and healthcare clearinghouses. Among numerous other requirements, the new standards:

     - limit certain non-consensual uses and disclosures of private health information, and require patient authorizations for such uses and disclosures of private health information;

     - give patients new rights to access their medical records and to know who else has accessed them;

     - limit most disclosure of health information to the minimum needed for the intended purpose;

     - establish procedures to ensure the protection of private health information;

     - establish new requirements for access to records by researchers and others; and

     - establish new criminal and civil sanctions for improper use or disclosure of health information.

     The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements. The Secretary of HHS may grant exceptions allowing state laws to prevail if one or more of a number of conditions are met, including but not limited to the following:

     - the state law is necessary to prevent fraud and abuse related to the provision of and payment for healthcare;

     - the state law is necessary to ensure appropriate state regulation of insurance and health plans;

     - the state law is necessary for state reporting on healthcare delivery or costs; or

     - the state law addresses controlled substances.

     In addition, on August 12, 1998, HHS published proposed regulations relating to the security of individually identifiable health information. These rules would require healthcare providers, health plans and healthcare clearinghouses to ensure the privacy and confidentiality of such information when it is electronically stored, maintained or transmitted through such devices as user authentication mechanisms and system activity audits. The final security regulations were released on February 20, 2003. The compliance deadline for the security regulations is April 20, 2005. The security regulations require health plans, health care clearinghouses and certain providers to implement administrative physical and technical safeguards to protect electronic protected health information.

PATIENTS' RIGHTS LEGISLATION

     The United States Senate and House of Representatives passed different versions of patients' rights legislation in June and August 2001, respectively. Both versions included provisions that specifically apply protections to participants in federal healthcare programs, including Medicaid beneficiaries. This type of legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients' rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries' receipt of benefits as a result of our medical necessity or other coverage determinations. The differences include such matters as the amount of allowable damages, whether cases would be governed by federal or state law, and whether such actions could be brought in federal or state courts. We cannot predict when or whether patients' rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

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

                                   EMPLOYEES

     As of January 31, 2003, we had 593 employees, of whom 241 were employed at our St. Louis headquarters and Farmington claims center, 2 in our Washington, D.C. office, 72 by our Indiana plan, 99 by our Wisconsin plan, 102 by our Texas plan and 77 by our New Jersey plan. Our employees are not represented by a union. We believe our relationships with our employees are good.

ITEM 2.  PROPERTIES

     Our headquarters occupy approximately 40,000 square feet of office space in St. Louis, Missouri under a lease expiring in 2010. Our claims center currently occupies 13,000 square feet of office space in Farmington, Missouri. During 2002, we entered into a new lease agreement for a ten-year period to support the expansion of our claims facility. This lease adds an additional 25,000 square feet to our existing facility. We also lease space in Wisconsin, Texas, Indiana, and New Jersey where our health plans are located, as well as Washington, D.C. We are required by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of our business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK; DIVIDENDS

     Our common stock has been traded and quoted on the Nasdaq National Market under the symbol "CNTE" since December 13, 2001. The reported high and low last sale prices for our common stock on the Nasdaq National Market between January 1, 2002 and December 31, 2002 were $35.48 and $18.10, respectively. On February 20, 2003, the last reported sale price for our common stock was $23.64. As of February 20, 2003, there were 28 holders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock, and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Information concerning our equity compensation plans will appear in our Proxy Statement for our 2003 annual meeting of stockholders under "Equity Compensation Plan Information." This portion of the proxy statement is incorporated herein by reference.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

     In our initial public offering, we sold an aggregate of 3,250,000 shares of our common stock at a price of $14.00 per share on December 13, 2001. Our net proceeds after deduction of underwriting discounts and commissions of $3.2 million and expenses of $1.3 million, were $41.0 million. In December 2001, we used $4.0 million of our net proceeds to repay the entire principal amount of our outstanding subordinated notes. In December 2002, we used $10.6 million to purchase 80% of the equity of University Health Plans. The balance of our net proceeds has been added to our working capital.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in connection with, and are qualified by reference to, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The data for the years ended December 31, 2002, 2001 and 2000 and as of December 31, 2002 and 2001 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 1999 and 1998 and as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this filing. The pro forma share information included in the consolidated statement of earnings data assumes that as of the first day of the period, (1) our initial public offering was completed, (2) all classes of our preferred and common stock were converted into a single class of common stock, (3) our subordinated notes of $4.0 million were repaid with a portion of the net proceeds of $41.0 million from our initial public offering and (4) the balance of the net proceeds were invested in short-term instruments bearing interest of 3.5%.

                                                                                YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------------
                                                                1998        1999        2000         2001         2002
                                                              ---------   --------   ----------   ----------   ----------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  Premiums..................................................  $ 149,577   $200,549   $  216,414   $  326,184   $  461,030
  Administrative services fees..............................        861        880        4,936          385          457
                                                              ---------   --------   ----------   ----------   ----------
    Total revenues..........................................    150,438    201,429      221,350      326,569      461,487
                                                              ---------   --------   ----------   ----------   ----------
Operating expenses:
  Medical services costs....................................    132,199    178,285      182,495      270,151      379,468
  General and administrative expenses.......................     25,066     29,756       32,335       37,946       50,413
                                                              ---------   --------   ----------   ----------   ----------
    Total operating expenses................................    157,265    208,041      214,830      308,097      429,881
                                                              ---------   --------   ----------   ----------   ----------
    Earnings (losses) from operations.......................     (6,827)    (6,612)       6,520       18,472       31,606
Other income (expense):
  Investment and other income, net..........................      1,794      1,623        1,784        3,916        9,575
  Interest expense..........................................       (771)      (498)        (611)        (362)         (45)
  Equity in earnings (losses) from joint ventures...........       (477)         3         (508)          --           --
                                                              ---------   --------   ----------   ----------   ----------
    Earnings (losses) from continuing operations before
      income taxes..........................................     (6,281)    (5,484)       7,185       22,026       41,136
Income tax expense (benefit)................................     (1,542)        --         (543)       9,131       15,631
Minority interest...........................................         --         --           --           --          116
                                                              ---------   --------   ----------   ----------   ----------
    Earnings (losses) from continuing operations............     (4,739)    (5,484)       7,728       12,895       25,621
Loss from discontinued operations, net......................     (2,223)    (3,927)          --           --           --
                                                              ---------   --------   ----------   ----------   ----------
    Net earnings (losses)...................................     (6,962)    (9,411)       7,728       12,895       25,621
Accretion of redeemable preferred stock.....................       (122)      (492)        (492)        (467)          --
                                                              ---------   --------   ----------   ----------   ----------
    Net earnings (losses) attributable to common
      stockholders..........................................  $  (7,084)  $ (9,903)  $    7,236   $   12,428   $   25,621
                                                              =========   ========   ==========   ==========   ==========
Net earnings (losses) from continuing operations per common
  share:
  Basic.....................................................  $   (4.65)  $  (6.63)  $     8.03   $     8.97   $     2.45
  Diluted...................................................  $   (4.65)  $  (6.63)  $     1.13   $     1.61   $     2.20
Net earnings (losses) per common share:
  Basic.....................................................  $   (6.78)  $ (10.99)  $     8.03   $     8.97   $     2.45
  Diluted...................................................  $   (6.78)  $ (10.99)  $     1.13   $     1.61   $     2.20
Weighted average common shares outstanding:
  Basic.....................................................  1,044,434    900,944      901,526    1,385,399   10,477,360
  Diluted...................................................  1,044,434    900,944    6,819,595    8,019,497   11,644,077
Pro forma net earnings per common share:
  Basic.....................................................                         $      .52   $     1.38
  Diluted...................................................                         $      .52   $     1.25
Pro forma weighted average common shares outstanding:
  Basic.....................................................                         10,025,885   10,049,085
  Diluted...................................................                         10,069,595   11,100,319

                                                                                 DECEMBER 31,
                                                              --------------------------------------------------
                                                               1998       1999      2000       2001       2002
                                                              -------   --------   -------   --------   --------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........  $21,525   $ 23,663   $26,423   $ 90,036   $ 69,227
Total assets................................................   45,727     52,207    66,017    131,366    210,327
Long-term debt, net of current portion......................    4,000      4,000     4,000         --         --
Redeemable convertible preferred stock......................   17,700     18,386    18,878         --         --
Total stockholders' equity (deficit)........................   (6,196)   (16,367)   (8,834)    64,089    102,183

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income, or SSI, and the State Children's Health Insurance Program, or SCHIP. We have health plans in Wisconsin, Texas, Indiana and New Jersey.

     On December 1, 2002, we acquired 80% of the outstanding capital stock of University Health Plans, or UHP, from University of Medicine and Dentistry of New Jersey, or UMDNJ, which continues to own the remaining capital stock of UHP. UHP is a managed health plan operating in 15 counties in New Jersey. We paid an aggregate purchase price of approximately $10.6 million for our interest in UHP. We entered into an investor rights agreement with UMDNJ providing that, among other things:

     - We have the right, exercisable at any time prior to September, 1, 2003, to purchase the remaining shares of UHP held by UMDNJ for a cash purchase price of $2.6 million.

     - If we do not exercise the right described above, the remaining shares of UHP held by UMDNJ will be exchanged on December 1, 2005 for a purchase price payable in either, at our election, shares of our common stock or cash. The purchase price would equal the greater of (a) $2.6 million or
       (b) the product of (1) the enterprise value of UHP as of December 1, 2005 and (2) the percentage of the outstanding UHP common stock (on a fully diluted basis) then represented by the shares owned by UMDNJ.

     In June 2002, Superior HealthPlan entered into an agreement with Texas Universities Health Plan Inc. to purchase the SCHIP contracts in three Texas service areas. Effective September 1, October 1 and November 1, 2002, the state of Texas approved the contract sales between Superior and Texas Universities Health Plan, thereby adding approximately 24,000 members to our Texas health plan. As a result of this transaction, $595 was recorded as an intangible asset, purchased contract rights. We are amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

REVENUES

     We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premiums during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. We also generate administrative services fees for providing services to SSI members on a non-risk basis.

     Premiums collected in advance are recorded as unearned premiums. Premiums due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management's judgement on the collectibility of these accounts. As we generally receive premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue and does not have a material impact on the presentation of our financial condition, changes in financial position or results of operations. From 1998 to 2000, however, we provided Medicaid services in certain regions of Indiana as a subcontractor with Maxicare Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. As a result, we recorded an allowance for uncollectible receivables in the amount of $2.7 million to fully reserve for all receivables from Maxicare as of December 31, 2001. In 2002, subsequent to a release and settlement agreement with Maxicare and the Indiana Insurance Commissioner which requires no payment by either Maxicare or us, we wrote off the entire balance of the receivable from Maxicare as uncollectible and reduced the related allowance for doubtful accounts.

     The primary driver of our increasing revenues has been membership growth. We have increased our membership through both internal growth and acquisitions. From December 31, 2000 to December 31, 2002, we increased our membership by 111%. The following table sets forth our membership by state:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Wisconsin...............................................  133,000   114,300    60,200
Texas...................................................  118,000    54,900    26,000
Indiana.................................................  105,700    65,900   108,000
New Jersey..............................................   52,900        --        --
                                                          -------   -------   -------
     Total..............................................  409,600   235,100   194,200
                                                          =======   =======   =======

     The following table sets forth our membership by line of business:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Medicaid (excluding SSI)................................  336,100   210,900   183,500
SCHIP...................................................   65,900    21,800     9,800
SSI.....................................................    7,600     2,400       900
                                                          -------   -------   -------
     Total..............................................  409,600   235,100   194,200
                                                          =======   =======   =======

     In 2002, our membership increased by 24,000 members in Texas due to the purchase of SCHIP contract rights from Texas University Health Plan. In addition, two smaller plans exited the Austin, Texas market. As a result, our Texas plan increased its membership by 28,000 lives. This increase includes 12,000 lives that we are managing for the state of Texas on an interim basis and that will become part of a reprocurement process scheduled for mid 2003. We entered the New Jersey market through our acquisition of 80% of the equity of UHP. Membership increases in our Wisconsin and Indiana markets resulted from additions to our provider network and growth in the number of Medicaid beneficiaries.

     In 2001, our membership in Indiana declined due to a subcontracting provider organization terminating a percent-of-premium arrangement, which was our only contract of that type. Separately, we entered into agreements with Humana that resulted in the transfer to us of 35,000 members in Wisconsin and 30,000 members in Texas.

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

     Our medical services costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical service costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of consultants who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not exceed our estimates.

     Our results of operations depend on our ability to manage expenses related to health benefits and to predict accurately costs incurred. The table below depicts our health benefits ratio, which represents medical services costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. Our stabilization in the ratio primarily reflects improved provider contract terms, premium rate increases in our markets served and member reductions in our southern Indiana market.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
Health benefits ratio.......................................  82.3%    82.8%    84.3%

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
General and administrative expenses ratio...................  10.9%    11.6%    14.6%

     The improvement in the general and administrative expenses ratio reflects growth in membership and leveraging of our overall infrastructure. For example, the decrease in our general and administrative ratio over the past two years in part reflects our efforts to increase claims processing efficiencies through our centralized support functions. As a result, our days in claims payable, which is a calculation of medical claims liabilities at the end of the quarter divided by average claims expense per calendar day for such quarter, decreased from 73.4 days at December 31, 2001 to 71.8 at December 31, 2002. Net of the effects of our acquisition of 80% of the capital stock of UHP on December 1, 2002, our days in claims payable at December 31, 2002 would have been 64.5 days.

OTHER INCOME (EXPENSE)

     Other income (expense) consists principally of investment and other income, interest expense and equity in earnings (losses) from joint ventures.

     - Investment income is derived from our cash, cash equivalents and investments. Information about our investments is presented below under "Liquidity and Capital Resources."

     - Interest expense reported in 2002 represents commitment fees paid to a bank in conjunction with our undrawn credit facility. Interest expense reported in 2001 and 2000 primarily reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

     - Equity in earnings (losses) from joint ventures principally represented our share of operating results from Superior HealthPlan, which we formed with Community Health Centers Network in 1997. From 1998 through 2000, we owned 39% of Superior, and therefore accounted for the investment under the equity method of accounting. Effective January 1, 2001, we entered into an agreement to purchase an additional 51% of Superior. We also agreed to purchase from TACHC GP, Inc. a term note pursuant to which Superior owed TACHC $160,000. As a result of entering into this agreement, we began accounting for our investment in Superior using consolidation accounting. We therefore no longer reflect any operations of Superior in equity in earnings (losses) from joint ventures and we eliminate in consolidation all administrative fees from Superior. In addition, in December 2001 we acquired the remaining 10% equity interest in Superior in exchange for 7,143 shares of our common stock.

                          CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. Two of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty.

MEDICAL CLAIMS LIABILITIES

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

     In applying this policy, our management uses its judgment to determine the assumptions to be used in the determination of the required estimates. While we believe these estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

     The change in medical claims liabilities is summarized as follows:

                                                     2002            2001            2000
                                                   --------        --------        --------
Balance, January 1...............................  $ 59,565        $ 45,805        $ 37,339
Acquisitions.....................................    16,230           5,074              --
Incurred related to:
  Current year...................................   399,141         289,133         188,034
  Prior years....................................   (19,673)        (18,982)         (5,539)
                                                   --------        --------        --------
     Total incurred..............................   379,468         270,151         182,495
                                                   --------        --------        --------
Paid related to:
  Current year...................................   326,636         230,216         146,360
  Prior years....................................    37,446          31,249          27,669
                                                   --------        --------        --------
     Total paid..................................   364,082         261,465         174,029
                                                   --------        --------        --------
Balance, December 31.............................  $ 91,181        $ 59,565        $ 45,805
                                                   ========        ========        ========

Acquisitions in 2002 include reserves acquired in connection with our acquisition of 80% of the outstanding capital stock of UHP. Acquisitions in 2001 include reserves acquired in connection with our acquisition of the remaining shares of Superior HealthPlan.

     Changes in estimates of incurred claims for prior years recognized during 2002, 2001 and 2000 were attributable to favorable development in all of our markets, including lower than anticipated utilization of medical services.

INTANGIBLE ASSETS

     We have made several acquisitions over the past two years that collectively have resulted in our recording of a significant amount of intangible assets. These intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions and consist of purchased contract rights, provider contracts and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from 60 to 120 months. Provider contracts are amortized using the straight-line method over 120 months.

     Our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. Impairment of an intangible asset is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount of the intangible asset and related goodwill. If the events or circumstances indicate that the remaining balance of the intangible asset and goodwill may be permanently impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and goodwill and the fair value of such asset determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective acquired entity. Our management must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

     Effective January 1, 2002, we ceased to amortize goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill is reviewed at least annually for impairment. In addition, we will perform an impairment analysis of intangible assets more frequently based on other factors. These factors would include significant changes in membership, state funding, medical contracts and provider networks and contracts. We did not recognize any impairment losses during 2000, 2001 or 2002.

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  REVENUES

     Premiums for the year ended December 31, 2002 increased $134.8 million, or 41.3%, to $461.0 million from $326.2 million in 2001. This increase was due to organic growth in our existing markets, the purchase of the Texas SCHIP contracts and the inclusion of one month of revenues of UHP. In addition, we received premium rate increases ranging from 1.5% to 10.7%, or 5.1% on composite basis across our markets.

     Administrative services fees for the year ended December 31, 2002 increased $72,000, or 18.7%, to $457,000 from $385,000 in 2001. This increase resulted from increases in our non-risk SSI membership in our Texas market.

  OPERATING EXPENSES

     Medical services costs for the year ended December 31, 2002 increased $109.3 million, or 40.5%, to $379.5 million from $270.2 million in 2001. This increase reflected the growth in our membership.

     General and administrative expenses for the year ended December 31, 2002 increased $12.5 million, or 32.9%, to $50.4 million from $37.9 million in 2001. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth.

  OTHER INCOME

     Other income for the year ended December 31, 2002 increased $6.0 million, or 168.1%, to $9.5 million from $3.6 million in 2001. A majority of the increase is due to the receipt of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment. In addition, investment income increased due to a larger amount of dollars invested, and interest expense decreased year over year due to the repayment of our subordinated debt in December 2001.

  INCOME TAX EXPENSE

     For the year ended December 31, 2002 we recorded income tax expense of $15.6 million, or an effective tax rate of 38.0%. This compares to $9.1 million, or an effective tax rate of 41.5%, for the year ended December 31, 2001. Our effective tax rate decreased year over year due to our investment in tax-advantaged securities and our implementation of state tax saving strategies during 2002.

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

  INCOME TAX EXPENSE

     For the year ended December 31, 2001, we recorded income tax expense of $9.1 million based on a 41.5% effective tax rate. For the year ended December 31, 2000, we recorded an income tax benefit of $543,000 primarily as a result of the reversal of our valuation allowance related to deferred tax assets.

                        LIQUIDITY AND CAPITAL RESOURCES

     On May 22, 2002, we closed a follow-on public offering of 5,000,000 shares of common stock at $24.75 per share. Of the 5,000,000 shares, 4,600,000 shares were offered by selling stockholders and 400,000 by us. On June 5, 2002, the underwriters of our follow-on public offering exercised their over-allotment option to purchase 679,505 additional shares from selling stockholders and 70,495 shares from us. We received net proceeds of $10.3 million from the two closings of the follow-on offering.

     On December 18, 2001, we closed our initial public offering of 3,250,000 shares of common stock at $14.00 per share. We received net proceeds of $41.0 million. Prior to this offering, we financed our operations and growth through private equity and debt financings and internally generated funds, raising $22.4 million between 1993 and 1998. This consisted of $18.4 million through the issuance of equity securities and $4.0 million through subordinated debt financing.

     Our operating activities provided cash of $13.5 million in 2000, $30.2 million in 2001 and $39.7 million in 2002. The increases in 2001 and 2002 were due to further improved profitability, an increase in membership and the timing of capitation payments.

     Our investing activities used cash of $14.6 million in 2000, provided cash of $2.7 million in 2001 and used cash of $79.7 million in 2002. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2002, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average portfolio yield was 5.6% as of December 31, 2001 and 6.9% as of December 31, 2002, exclusive of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment.

     Our financing activities used cash of $2.4 million in 2000 and provided cash of $37.0 million in 2001 and $10.8 million in 2002. During 2000, financing cash flows consisted of borrowings and repayments under a credit facility and issuances of preferred stock. During 2001, financing cash flows primarily consisted of the issuance of common stock through our initial public offering net of the repayment of subordinated notes with $4.0 million of our proceeds. During 2002, financing cash flows primarily consisted of the issuance of common stock through our follow-on offering, the exercise of the over-allotment and proceeds received from the exercise of stock options.

     We may use our existing funds, including proceeds from our two public offerings, to make strategic acquisitions including Medicaid and SCHIP businesses, contract rights and related assets to increase our membership and to expand our business into new service areas. In 2002, we purchased the capital stock of Bankers Reserve Life Insurance Company of Wisconsin for $479,000, net of assets and liabilities acquired, and the rights to Texas Universities Health Plan's SCHIP contracts for $595,000. In addition, we purchased 80% of the outstanding capital stock of UHP for $10.6 million. In 2001, we purchased the rights to the Humana Medicaid contracts with the states of Texas and Wisconsin for $1.2 million. In 2002, we spent $3.9 million on capital assets consisting primarily of new software, software and hardware upgrades, furniture, equipment and leasehold improvements related to office and market expansions. In 2001, we purchased $3.6 million of furniture, equipment and leasehold improvements due to the addition of the Austin and San Antonio markets and the expansion of the Wisconsin market. We anticipate spending $7.3 million on additional capital expenditures in 2003 related to office and market expansions and system upgrades.

     Our principal contractual obligations at December 31, 2002 consisted of obligations under operating leases. The significant annual noncancelable lease payments over the next five years and beyond are as follows (in thousands):

                                                                PAYMENT
                                                                  DUE
                                                                -------
2003........................................................    $ 3,241
2004........................................................      3,124
2005........................................................      3,026
2006........................................................      2,661
2007........................................................      2,396
Thereafter..................................................      7,624
                                                                -------
                                                                $22,072
                                                                =======

     In addition, we will acquire the remaining equity of UHP by no later than December 1, 2005, as described under "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview."

     In May 2002, we entered into a $25 million revolving line of credit facility with LaSalle Bank N.A. The line of credit has a term of one year and has interest rates based on prime, floating and LIBOR rates. We granted a security interest in the common stock of our subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We are required to obtain LaSalle's consent of any proposed acquisition that would result in a violation of any of the covenants contained in the line of credit. As of December 31, 2002, we were in compliance with all covenants and no funds had been drawn on the facility.

     At December 31, 2002, we had working capital of $(8.8) million as compared to $35.7 million at December 31, 2001 and $(5.3) million at December 31, 2000. Our working capital is negative at times due to our efforts to increase investment returns through purchases of long-term investments, which have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

     Cash, cash equivalents and short-term investments were $69.2 million at December 31, 2002 and $90.0 million at December 31, 2001. Long-term investments were $95.4 million at December 31, 2002 and $22.3 million at December 31, 2001, including restricted deposits of $15.8 million and $1.2 million, respectively. Cash and investments held by our unregulated entities totaled $52.0 million at December 31, 2002. Based on our operating plan, we expect that our cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report.

                  REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

     Our operations are conducted through our subsidiaries, most of which are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, additional regulations and restrict the timing, payment and amount of dividends and other distributions that may be paid to us.

     Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2002, our subsidiaries had aggregate statutory capital and surplus of $36.9 million, compared with the required minimum aggregate statutory capital and surplus of $22.0 million.

     The National Association of Insurance Commissioners adopted guidelines which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. As of December 31, 2002 our Wisconsin and Texas health plans were in compliance with risk-based capital requirements. The managed care organization rules, if adopted by Indiana and New Jersey, may increase the minimum capital required for these subsidiaries. We continue to monitor these requirements and do not expect that they will have a material impact on earnings or cash flows.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. We have adopted SFAS No. 142 effective January 1, 2002, and goodwill amortization was discontinued. For the year ended December 31, 2001, this adjustment would have added $471,000 in net earnings, or $0.06 per diluted share and $0.34 per basic share. For the year ended December 31, 2000, this adjustment would have added $224,000 in net earnings, or $0.03 per diluted share and $0.25 per basic share. Goodwill is reviewed at least annually for impairment. In addition, we will perform an impairment analysis of intangible assets more frequently based on other factors. Such factors would include, but would not be limited to, significant changes in membership, state funding, Medicaid contracts and provider networks and contracts. We did not recognize any impairment losses for the periods presented.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS No. 144 did not have a material impact on our results of operations, financial position or cash flows.

     In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on our results of operations, financial position or cash flows.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on our results of operations, financial position or cash flows.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure," was issued. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on our results of operations, financial position or cash flows.

     In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

     We have adopted the disclosure requirements of FIN 45 as required for fiscal years ending after December 15, 2002 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 related to initial recognition and measurement of guarantees is not expected to have a significant impact on our net income or equity. We have completed an inventory of potential contingencies and noted one potential guarantee that would require the following disclosure in our financial statement footnotes per FIN 45:

     "Within the Company's Medicaid contract with the state of Wisconsin, the Company is required to pay a fee if its contracted physicians do not provide an adequate number of healthy examinations to certain member groups. This agreement constitutes a performance guarantee. At the end of each fiscal year, the Company performs an analysis to estimate the amount owed to the state of Wisconsin, if any, under the performance guarantees. The state of Wisconsin, however, does not calculate or request payment for the amount owed until at least thirteen months subsequent to each year end. As such, the Company has recorded a current payable for any portions owed within one year and a long-term liability for portions owed for a period greater than one year from the balance sheet date. As of December 31, 2002 and 2001, the Company recorded $2.0 million and $829,000, respectively, of accounts payable and other accrued expenses for the current portions of the fees owed and $1.0 million at both year ends of other long-term liabilities for the long-term portions."

     On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE, which are entities for which control is achieved through means other than through voting rights. Our management has completed an analysis of FIN 46 and has determined that we do not have any VIEs.

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

  IF OUR MEDICAID AND SCHIP CONTRACTS ARE TERMINATED OR ARE NOT RENEWED, OUR BUSINESS WILL SUFFER.

     We provide managed care programs and select services to individuals receiving benefits under Medicaid, including SSI and SCHIP. We provide these healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between June 30, 2003 and December 31, 2003. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2002. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts is terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

     - mandate minimum medical expense levels as a percentage of premiums revenues;

     - restrict revenue and enrollment growth;

     - require us to develop plans to guard against the financial insolvency of our providers;

     - increase our healthcare and administrative costs; impose additional capital and reserve requirements; and

     - increase or change our liability to members in the event of malpractice by our providers.

     For example, Congress has considered various forms of patient protection legislation commonly known as Patients' Bills of Rights. We cannot predict the impact of this legislation, if adopted, on our business.

  REGULATIONS MAY DECREASE THE PROFITABILITY OF OUR HEALTH PLANS.

     Our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. To date no rebates have been required. This regulatory requirement, changes in this requirement or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The State of Texas has implemented and is enforcing a penalty provision for failure to pay claims in a timely manner. Failure to meet this requirement can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our medical loss ratio as too low. Any of these regulatory actions could harm our operating results.

     Also, on January 18, 2002, CMS published a final rule that removed an exception contained in the federal Medicaid reimbursement regulations permitting states to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services at amounts up to 150 percent of a reasonable estimate of the amount that would be paid for the services furnished by these hospitals under Medicaid payment principles. This development in federal law could decrease the profitability of our health plans.

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

     HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including a whistle blower program. Further, HIPAA imposes civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of individually-identifiable health information. Congress may enact additional legislation to increase penalties and to create a private right of action under HIPAA, which would entitle patients to seek monetary damages for violations of the privacy rules.

  COMPLIANCE WITH NEW GOVERNMENT REGULATIONS MAY REQUIRE US TO MAKE SIGNIFICANT EXPENDITURES.

     In August 2000, HHS issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We are required to comply with the new regulation by October 2003, and Texas has indicated that it may impose an earlier compliance deadline. In August 1998, HHS proposed a regulation that would require healthcare participants to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001. Compliance with this regulation will be required by April 14, 2003.

     The Bush Administration's issuance of new regulations and its review of existing regulations, the states' ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems may not enable us to comply in all respects with these new regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which are not expected to exceed $500,000 in 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and the related compliance costs could have a material adverse effect on our business.

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

  CHANGES IN FEDERAL FUNDING MECHANISMS MAY REDUCE OUR PROFITABILITY.

     In February 2003, the Bush Administration proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive combined Medicaid-SCHIP "allotments" for acute and long-term health care for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted, or if so, how it may change from the initial proposal. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of health care services provided, our growth, operations and financial performance could be adversely affected.

  IF WE ARE UNABLE TO PARTICIPATE IN SCHIP PROGRAMS, OUR GROWTH RATE MAY BE LIMITED.

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

     We principally operate through our health plan subsidiaries. If funds normally available to us become limited in the future, we may need to rely on dividends and distributions from our subsidiaries to fund our operations. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries' request to pay dividends to us, the funds available to our company as a whole would be limited. This could harm our ability to implement our business strategy.

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

  FAILURE TO EFFECTIVELY MANAGE OUR MEDICAL COSTS OR RELATED ADMINISTRATIVE COSTS WOULD REDUCE OUR PROFITABILITY.

     Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has varied. For example, our health benefits ratio was 82.3% for 2002, 82.8% for 2001 and 84.3% for 2000, but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

  FAILURE TO ACCURATELY PREDICT OUR MEDICAL EXPENSES COULD NEGATIVELY AFFECT OUR REPORTED RESULTS.

     Our medical expenses include estimates of IBNR. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to accurately estimate IBNR may also affect our ability to take timely corrective actions, further harming our results.

  DIFFICULTIES IN EXECUTING OUR ACQUISITION STRATEGY COULD ADVERSELY AFFECT OUR BUSINESS.

     Historically, the acquisition of Medicaid businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets, has accounted for a significant amount of our growth. For example, our acquisition of 80% of the equity of UHP on December 1, 2002, accounted for 30.3% of the increase in our membership for the year ended December 31, 2002 compared to 2001. Many of the other potential purchasers of Medicaid assets have greater financial resources than we have. In addition, many of the sellers are interested either in (1) selling, along with their Medicaid assets, other assets in which we do not have an interest or (2) selling their companies, including their liabilities, as opposed to the assets of their ongoing businesses.

     We generally are required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, even if we may already operate in a state in which we acquire a new business, we would be required to obtain additional regulatory approval if the acquisition would result in our operating in an area of the state in which we did not operate previously. We cannot assure you that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all. In deciding whether to approve a proposed acquisition, state regulators may consider a number of factors outside our control, including giving preference to competing offers made by locally owned entities or by not-for-profit entities. Furthermore, our credit facility may prohibit some acquisitions without the consent of our bank lender.

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

  WE DERIVE ALL OF OUR REVENUES FROM OPERATIONS IN FOUR STATES, AND OUR OPERATING RESULTS WOULD BE MATERIALLY AFFECTED BY A DECREASE IN REVENUES OR PROFITABILITY IN ANY ONE OF THOSE STATES.

     Operations in Wisconsin, Indiana, Texas and New Jersey account for all of our revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. In the first half of 2001, our membership in Indiana declined by approximately 46,000 due to a subcontracting provider organization terminating a percent-of-premium arrangement. In 2000, we reduced our service area in Wisconsin from 36 to 18 counties. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

  IF WE ARE UNABLE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR PROVIDER NETWORKS, OUR PROFITABILITY WILL BE HARMED.

     Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be cancelled by either party without cause upon 90 to 120 days' prior written notice. We cannot guarantee that we will be able to continue to renew our existing contracts or enter into new contracts enabling us to service our members profitably.

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

  CLAIMS RELATING TO MEDICAL MALPRACTICE COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES.

     Our providers and employees involved in medical care decisions may be subject to medical malpractice claims. Some states, including Texas, have adopted legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. In addition, plaintiffs in cases pending in federal courts are seeking to hold managed care organizations liable for denying medically necessary treatment and denying or delaying payments for services performed. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability. Even if any claims brought against us are unsuccessful or without merit, they would still be time-consuming and costly and could distract our management's attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

  GROWTH IN THE NUMBER OF MEDICAID-ELIGIBLE PERSONS DURING ECONOMIC DOWNTURNS COULD CAUSE OUR OPERATING RESULTS AND STOCK PRICES TO SUFFER IF STATE AND FEDERAL BUDGETS DECREASE OR DO NOT INCREASE.

     Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. In particular, we cannot predict the impact of acts of terrorism or related military action on federal or state funding of healthcare programs or on the size of the Medicaid-eligible population. If federal funding were decreased or unchanged while our membership was increasing, our results of operations would suffer.

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

  WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN ADEQUATE INSURANCE.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  INVESTMENTS

     As of December 31, 2002, we had short-term investments of $9.6 million and long-term investments of $95.4 million, including restricted deposits of $15.8 million. The short-term investments consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal bonds, U.S. government-backed agencies and U.S. Treasury investments, and have original maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the state's requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold these short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2002, the fair value of our fixed income investments would decrease by approximately $2.6 million. Similarly, a 1% decrease in market interest rates at December 31, 2002 would result in an increase of the fair value of our investments of approximately $2.6 million. Declines in interest rates over time will reduce our investment income.

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

                                COMPLIANCE COSTS

     Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $500,000 in 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and related notes thereto required by this item are set forth on the pages indicated in Item 15.

                              CENTENE CORPORATION

                    QUARTERLY SELECTED FINANCIAL INFORMATION
             (IN THOUSANDS, EXCEPT SHARE DATA AND MEMBERSHIP DATA)
                                  (UNAUDITED)

                                                                FOR THE QUARTER ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   2001        2001         2001            2001
                                                 ---------   --------   -------------   ------------
Total revenues.................................  $ 70,304    $ 80,560     $ 85,414        $ 90,291
Earnings from operations.......................     2,906       4,513        5,355           5,698
Earnings before income taxes...................     3,777       5,343        6,175           6,731
Net earnings...................................  $  2,182    $  3,230     $  3,563        $  3,920
Net earnings attributable to common
  stockholders.................................  $  2,059    $  3,107     $  3,440        $  3,822
Per share data:
  Earnings per common share, basic.............  $   2.27    $   3.41     $   3.78        $   1.37
  Earnings per common share, diluted...........  $   0.29    $   0.42     $   0.45        $   0.45
Period end membership..........................   205,000     213,200      224,800         235,100

                                                                FOR THE QUARTER ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   2002        2002         2002            2002
                                                 ---------   --------   -------------   ------------
Total revenues.................................  $ 95,753    $107,610     $116,398        $141,726
Earnings from operations.......................     6,262       7,718        8,028           9,598
Earnings before income taxes...................     7,177       8,683       14,780          10,496
Net earnings...................................  $  4,300    $  5,234     $  9,273        $  6,814
Net earnings attributable to common
  stockholders.................................  $  4,300    $  5,234     $  9,273        $  6,814
Per share data:
  Earnings per common share, basic.............  $   0.43    $   0.51     $   0.87        $   0.63
  Earnings per common share, diluted...........  $   0.38    $   0.45     $   0.78        $   0.57
Period end membership..........................   249,300     278,600      296,100         409,600

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS

     Information concerning our directors will appear in our Proxy Statement for our 2003 annual meeting of stockholders under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth information regarding our executive officers and key employees, including their ages at January 31, 2003:

                NAME                   AGE                          POSITION
-------------------------------------  ---   -------------------------------------------------------
Executive Officers
Michael F. Neidorff..................  60    President, Chief Executive Officer and Director
Joseph P. Drozda, Jr., M.D. .........  57    Senior Vice President, Medical Affairs
Carol E. Goldman.....................  45    Senior Vice President, Chief Administration Officer
Catherine M. Halverson...............  53    Senior Vice President, Business Development
Daniel R. Paquin.....................  39    Senior Vice President, Health Plan Business Group
Brian G. Spanel......................  47    Senior Vice President and Chief Information Officer
John D. Tadich.......................  50    Senior Vice President, Specialty Companies
Karey L. Witty.......................  38    Senior Vice President, Chief Financial Officer,
                                             Secretary and Treasurer
Key Employees
Christopher D. Bowers................  47    President and Chief Executive Officer, Superior
                                             HealthPlan
Kathleen R. Crampton.................  58    President and Chief Executive Officer, Managed Health
                                             Services Wisconsin
Rita Johnson-Mills...................  43    President and Chief Executive Officer, Coordinated Care
                                             Corporation Indiana
Alexander H. McLean..................  32    President and Chief Executive Officer, University
                                             Health Plans

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

     Carol E. Goldman has served as Senior Vice President, Chief Administration Officer since July 2002. From September 2001 to June 2002, Ms. Goldman served as our Plan Director of Human Resources. From July 1998 to August 2001, Ms. Goldman was Human Resources Manager at Mallinckrodt Inc., a medical device and pharmaceutical company. From June 1996 to June 1998, Ms. Goldman served as Compensation Analyst for Mallinckrodt.

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

     Daniel R. Paquin has served as our Senior Vice President, Health Plan Business Group since January 2003. From January 2002 to December 2002, Mr. Paquin served as Regional President, Midwest/Medicaid for UnitedHealth Group. From February 1999 to January 2002, Mr. Paquin served as Senior Vice President, Operations at AmeriChoice Health Services, a managed care organization. From April 1997 to February 1999, Mr. Paquin was the Regional Vice President, Northeast Region of Comprehensive Care Corporation, a managed care organization.

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

     John D. Tadich has served as our Senior Vice President, Specialty Companies since November 2002. From September 1997 to October 2002, Mr. Tadich was a private investor and consultant in the healthcare industry. From January 1992 to September 1997, Mr. Tadich served as President of United Behavioral Health, a specialty company within UnitedHealth Group.

     Karey L. Witty has served as our Senior Vice President and Chief Financial Officer since August 2000, as our Secretary since February 2000 and as our Treasurer since November 2001. From March 1999 to August 2000, Mr. Witty served as our Vice President of Health Plan Accounting. From 1996 to March 1999, Mr. Witty was Controller of Heritage Health Systems, Inc., a healthcare company in Nashville, Tennessee. From 1994 to 1996, Mr. Witty served as Director of Accounting for Healthwise of America, Inc., a publicly traded managed care organization. Mr. Witty is a Certified Public Accountant.

     Christopher D. Bowers has served as the President and Chief Executive Officer of Superior HealthPlan, our health plan in Texas, since April 2002. From October 2000 to March 2002, Mr. Bowers was the Vice President of Operations for Physicians Health Plan of Southwest Michigan, Inc. (PHP) and IBA Health & Life Assurance Company, which are wholly owned subsidiaries of the Bronson Healthcare Group. From 1996 to September 2000, Mr. Bowers served as the Director of Government Programs, Kalamazoo, Michigan, for UnitedHealth Group. While directly working for Bronson Healthcare Group, Mr. Bowers served as the Assistant Vice President of Community Relations and the Assistant Vice President of Strategic Planning and Development.

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

     Rita Johnson-Mills has served as the President and Chief Executive Officer of Coordinated Care Corporation, our health plan in Indiana, since April 2001. From March 2000 to April 2001, Ms. Johnson-Mills served as the Chief Operating Officer of Coordinated Care Corporation. From July 1999 to March 2000, Ms. Johnson-Mills was a Senior Vice President and the Chief Operating Officer of Coordinated Care Corporation. From 1995 to March 1999, Ms. Johnson-Mills served as Senior Vice President and Chief Operating Officer of DC Chartered Health Plan, Inc., a health maintenance organization.

     Alexander H. McLean has served as the President and Chief Executive Officer of University Health Plans, a health plan in New Jersey of which we acquired control in December 2002, since May 1999. From October 1997 to May 1999, Mr. McLean served as the Chief Operating Officer of UHP. From February 1995 to October 1997, Mr. McLean was employed by Ernst & Young LLP as a Senior Consultant in Ernst & Young's healthcare practices.

     Information concerning our executive officers' compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2003 annual meeting of stockholders under "Section 16(a)

Beneficial Ownership Reporting Compliance." This portion of our Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation will appear in our Proxy Statement for our 2003 annual meeting of stockholders under "Executive Compensation" and "Employment Agreements." This portion of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2003 annual meeting of stockholders under "Principal Stockholders "and "Equity Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2003 annual meeting of stockholders under "Transactions with Management." This portion of our Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
             Report of Independent Public Accountants....................   40
             Consolidated Balance Sheets as of December 31, 2002 and
               2001......................................................   42
             Consolidated Statements of Earnings for the Years Ended
               December 31, 2002, 2001 and 2000..........................   43
             Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 2002, 2001 and 2000..............   44
             Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2002, 2001 and 2000..........................   45
             Notes to Consolidated Financial Statements..................   46

         2.  FINANCIAL STATEMENT SCHEDULES
             Report of Independent Public Accountants....................   66
             Schedule II -- Valuation and Qualifying Accounts............   67

          3.  EXHIBITS

         The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K.

         On June 20, 2002, we filed a current report on Form 8-K with respect to our engagement of PricewaterhouseCoopers LLP as our independent accounts succeeding Arthur Andersen LLP.

         On August 30, 2002, we filed a current report on Form 8-K with respect to our adoption of a Shareholder Rights Plan.

         On December 1, 2002, we filed a current report on Form 8-K with respect to our acquisition of 80% of the outstanding capital stock of UHP.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Centene Corporation:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statement of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Centene Corporation and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

     As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          /S/ PRICEWATERHOUSECOOPERS LLP
St. Louis, Missouri
February 14, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                          /S/ ARTHUR ANDERSEN LLP
St. Louis, Missouri
February 1, 2002

                      CENTENE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 59,656    $ 88,867
  Premium and related receivables, net of allowances of $219
    and $3,879, respectively................................    16,773       7,032
  Short-term investments, at fair value (amortized cost
    $9,687 and $1,166, respectively)........................     9,571       1,169
  Deferred income taxes.....................................     2,846       2,515
  Other current assets......................................     4,243       2,464
                                                              --------    --------
    Total current assets....................................    93,089     102,047
Long-term investments, at fair value (amortized cost $78,025
  and $20,923, respectively)................................    79,666      21,119
Restricted deposits, at fair value (amortized cost $15,561
  and $1,204, respectively).................................    15,762       1,220
Property and equipment, net.................................     6,295       3,796
Other assets................................................     4,348          --
Intangible assets, net......................................    10,695       2,396
Deferred income taxes.......................................       472         788
                                                              --------    --------
    Total assets............................................  $210,327    $131,366
                                                              ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Medical claims liabilities................................  $ 91,181    $ 59,565
  Accounts payable and accrued expenses.....................    10,748       6,712
                                                              --------    --------
    Total current liabilities...............................   101,929      66,277
Other liabilities...........................................     5,334       1,000
                                                              --------    --------
    Total liabilities.......................................   107,263      67,277
Minority interest...........................................       881          --
Stockholders' equity:
  Common stock, $.001 par value; authorized 40,000,000
    shares; 10,829,099 and 10,085,112 shares issued and
    outstanding.............................................        11          10
  Additional paid-in capital................................    72,377      60,857
Accumulated other comprehensive income:
  Net unrealized gain on investments, net of tax............     1,087         135
Retained earnings...........................................    28,708       3,087
                                                              --------    --------
  Total stockholders' equity................................   102,183      64,089
                                                              --------    --------
  Total liabilities and stockholders' equity................  $210,327    $131,366
                                                              ========    ========

      The accompanying notes are an integral part of these balance sheets.

                      CENTENE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2002          2001         2000
                                                          -----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES:
  Premiums..............................................  $   461,030   $  326,184   $  216,414
  Administrative services fees..........................          457          385        4,936
                                                          -----------   ----------   ----------
     Total revenues.....................................      461,487      326,569      221,350
                                                          -----------   ----------   ----------
EXPENSES:
  Medical services costs................................      379,468      270,151      182,495
  General and administrative expenses...................       50,413       37,946       32,335
                                                          -----------   ----------   ----------
     Total operating expenses...........................      429,881      308,097      214,830
                                                          -----------   ----------   ----------
     Earnings from operations...........................       31,606       18,472        6,520
OTHER INCOME (EXPENSE):
  Investment and other income, net......................        9,575        3,916        1,784
  Interest expense......................................          (45)        (362)        (611)
  Equity in losses from joint ventures..................           --           --         (508)
                                                          -----------   ----------   ----------
     Earnings from operations before income taxes.......       41,136       22,026        7,185
INCOME TAX EXPENSE (BENEFIT)............................       15,631        9,131         (543)
Minority interest.......................................          116           --           --
                                                          -----------   ----------   ----------
     Net earnings.......................................       25,621       12,895        7,728
Accretion of redeemable preferred stock.................           --         (467)        (492)
                                                          -----------   ----------   ----------
     Net earnings attributable to common stockholders...  $    25,621   $   12,428   $    7,236
                                                          ===========   ==========   ==========
EARNINGS PER COMMON SHARE, BASIC:
  Net earnings per common share.........................  $      2.45   $     8.97   $     8.03
EARNINGS PER COMMON SHARE, DILUTED:
  Net earnings per common share.........................  $      2.20   $     1.61   $     1.13
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic.................................................   10,477,360    1,385,399      901,526
  Diluted...............................................   11,644,077    8,019,497    6,819,595

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    PREFERRED STOCK                            COMMON STOCK
                                                 -----------------------------------------------------   -------------------------

                                                 SERIES A           SERIES B           SERIES C          SERIES A         SERIES B
                                                  SHARES     AMT     SHARES     AMT     SHARES    AMT     SHARES    AMT    SHARES
                                                 --------   -----   --------   -----   --------   ----   --------   ---   --------
BALANCE, December 31, 1999.....................   733,850   $ 123    864,640   $ 144    557,850   $ 93    277,247   $1     624,279
  Net earnings.................................        --      --         --      --         --     --         --   --          --
  Net unrealized investment gains, net of $136
    tax........................................        --      --         --      --         --     --         --   --          --
      Comprehensive earnings...................
  Series D preferred stock accretion...........        --      --         --      --         --     --         --   --          --
                                                 --------   -----   --------   -----   --------   ----   --------   ---   --------
BALANCE, December 31, 2000.....................   733,850   $ 123    864,640   $ 144    557,850   $ 93    277,247   $1     624,279
  Net earnings.................................        --      --         --      --         --     --         --   --          --
  Net unrealized investment gains, net of $32
    tax........................................        --      --         --      --         --     --         --   --          --
      Comprehensive earnings...................
  Issuance of common stock upon exercise of
    options....................................        --      --         --      --         --     --     19,100   --          --
  Purchase of stock............................        --      --         --      --         --     --    (11,000)  --          --
  Stock compensation expense...................        --      --         --      --         --     --         --   --          --
  Series D preferred stock accretion...........        --      --         --      --         --     --         --   --          --
  Exercise of warrants to purchase common
    stock......................................        --      --         --      --         --     --         --   --      46,003
  Conversion of Series A, B, C and D preferred
    stock to common stock......................  (733,850)   (123)  (864,640)   (144)  (557,850)   (93)        --   --          --
  Conversion of Series A and B common stock to
    $.001 par value common stock...............        --      --         --      --         --     --   (285,347)  (1)   (670,282)
  Issuance of 3,250,000 shares of common stock,
    net........................................        --      --         --      --         --     --         --   --          --
  Issuance of common stock for purchase of
    joint venture interest.....................        --      --         --      --         --     --         --   --          --
                                                 --------   -----   --------   -----   --------   ----   --------   ---   --------
BALANCE, December 31, 2001.....................        --   $  --         --   $  --         --   $ --         --   $--         --
  Net earnings.................................        --      --         --      --         --     --         --   --          --
  Net unrealized investment gains, net of $559
    tax........................................        --      --         --      --         --     --         --   --          --
      Comprehensive earnings...................
  Issuance of common stock in relation to stock
    options and employee stock purchase plan...        --      --         --      --         --     --         --   --          --
  Issuance of 470,495 shares of common stock,
    net........................................        --      --         --      --         --     --         --   --          --
  Stock compensation expense...................        --      --         --      --         --     --         --   --          --
  Tax benefit of disqualifying dispositions....        --      --         --      --         --     --         --   --          --
                                                 --------   -----   --------   -----   --------   ----   --------   ---   --------
BALANCE, December 31, 2002.....................        --   $  --         --   $  --         --   $ --         --   $--         --
                                                 ========   =====   ========   =====   ========   ====   ========   ===   ========

                                                      COMMON STOCK
                                                 ----------------------                    NET
                                                                                       UNREALIZED
                                                       $.001 PAR          ADDITIONAL   GAIN (LOSS)   RETAINED
                                                         VALUE             PAID-IN         ON        EARNINGS
                                                 AMT     SHARES     AMT    CAPITAL     INVESTMENTS   (DEFICIT)     TOTAL
                                                 ---   ----------   ---   ----------   -----------   ---------     -----
BALANCE, December 31, 1999.....................  $2            --   $--    $     7       $ (216)     $(16,521)   $(16,367)
  Net earnings.................................  --            --   --          --           --         7,728       7,728
  Net unrealized investment gains, net of $136
    tax........................................  --            --   --          --          297            --         297
                                                                                                                 --------
      Comprehensive earnings...................                                                                     8,025
  Series D preferred stock accretion...........  --            --   --          --           --          (492)       (492)
                                                 ---   ----------   ---    -------       ------      --------    --------
BALANCE, December 31, 2000.....................  $2            --   $--    $     7       $   81      $ (9,285)   $ (8,834)
  Net earnings.................................  --            --   --          --           --        12,895      12,895
  Net unrealized investment gains, net of $32
    tax........................................  --            --   --          --           54            --          54
                                                                                                                 --------
      Comprehensive earnings...................                                                                    12,949
  Issuance of common stock upon exercise of
    options....................................  --            --   --          32           --            --          32
  Purchase of stock............................  --            --   --         (30)                       (56)        (86)
  Stock compensation expense...................  --            --   --           6           --            --           6
  Series D preferred stock accretion...........  --            --   --          --           --          (467)       (467)
  Exercise of warrants to purchase common
    stock......................................  --            --   --          18           --            --          18
  Conversion of Series A, B, C and D preferred
    stock to common stock......................  --     5,872,340    6      19,683           --            --      19,329
  Conversion of Series A and B common stock to
    $.001 par value common stock...............  (2)      955,629    1           2           --            --          --
  Issuance of 3,250,000 shares of common stock,
    net........................................  --     3,250,000    3      41,039           --            --      41,042
  Issuance of common stock for purchase of
    joint venture interest.....................  --         7,143   --         100           --            --         100
                                                 ---   ----------   ---    -------       ------      --------    --------
BALANCE, December 31, 2001.....................  $--   10,085,112   $10    $60,857       $  135      $  3,087    $ 64,089
  Net earnings.................................  --            --   --          --           --        25,621      25,621
  Net unrealized investment gains, net of $559
    tax........................................  --            --   --          --          952            --         952
                                                                                                                 --------
      Comprehensive earnings...................                                                                    26,573
  Issuance of common stock in relation to stock
    options and employee stock purchase plan...  --       273,492   --         491           --            --         491
  Issuance of 470,495 shares of common stock,
    net........................................  --       470,495    1      10,317           --            --      10,318
  Stock compensation expense...................  --            --   --         270           --            --         270
  Tax benefit of disqualifying dispositions....  --            --   --         442           --            --         442
                                                 ---   ----------   ---    -------       ------      --------    --------
BALANCE, December 31, 2002.....................  $--   10,829,099   $11    $72,377       $1,087      $ 28,708    $102,183
                                                 ===   ==========   ===    =======       ======      ========    ========

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  25,621   $ 12,895   $  7,728
  Adjustments to reconcile net earnings to net cash provided by operating activities --
     Depreciation and amortization..........................      2,565      1,847      1,034
     Stock compensation expense.............................        270          6         --
     Minority interest......................................       (116)        --         --
     (Gain) loss on sale of investments.....................       (649)      (390)        40
     Equity in losses from joint ventures...................         --         --        508
  Changes in assets and liabilities --
     (Increase) decrease in premium and related
       receivables..........................................     (2,449)     9,406     (4,087)
     (Increase) decrease in other current assets............     (1,463)      (238)       684
     Increase in deferred income taxes......................       (574)       (37)      (584)
     Decrease in other assets...............................        857         --         --
     Increase in medical claims liabilities.................     15,386      8,686      8,466
     Decrease in unearned premiums..........................       (827)        --     (3,601)
     Increase (decrease) in accounts payable and accrued
       expenses.............................................      1,910     (1,987)     3,270
     Decrease in other liabilities..........................       (872)        --         --
                                                              ---------   --------   --------
          Net cash provided by operating activities.........     39,659     30,188     13,458
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (3,918)    (3,635)      (642)
  Purchase of investments...................................   (192,371)   (25,481)   (20,260)
  Sales and maturities of investments.......................    127,706     25,037      7,382
  Contract acquisitions.....................................       (595)    (1,250)        --
  Investments in subsidiaries...............................    (10,501)     7,995     (1,097)
                                                              ---------   --------   --------
          Net cash (used in) provided by investing
            activities......................................    (79,679)     2,666    (14,617)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of note payable...................................         --         --     (2,350)
  Payment of subordinated debt..............................         --     (4,000)        --
  Proceeds from exercise of stock options...................        491         32         --
  Net proceeds from issuance of common stock................     10,318     41,042         --
  Purchase of stock.........................................         --       (102)        --
  Proceeds from exercise of warrants........................         --         18         --
                                                              ---------   --------   --------
          Net cash provided by (used in) financing
            activities......................................     10,809     36,990     (2,350)
                                                              ---------   --------   --------
          Net (decrease) increase in cash and cash
            equivalents.....................................    (29,211)    69,844     (3,509)
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, beginning of period..............     88,867     19,023     22,532
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  59,656   $ 88,867   $ 19,023
                                                              =========   ========   ========
  Interest paid.............................................  $      28   $    920   $    531
  Income taxes paid.........................................  $  16,433   $  9,460   $    310

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  ORGANIZATION AND OPERATIONS

     Centene Corporation (Centene or the Company) provides managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income (SSI), and State Children's Health Insurance Program (SCHIP). Centene operates under its own state licenses in Wisconsin, Indiana, Texas and New Jersey, and contracts with other managed care organizations to provide risk and nonrisk management services.

     Centene's managed care organization (MCO) subsidiaries include Managed Health Services Insurance Corp. (MHSIC), a wholly owned Wisconsin corporation; Coordinated Care Corporation Indiana, Inc. (CCCI), a wholly owned Indiana corporation; Superior HealthPlan, Inc. (Superior), a wholly owned Texas corporation (39% before January 1, 2001); and University Health Plans, Inc.
(UHP), an 80% owned New Jersey corporation.

     Centene's other subsidiaries include Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve), a wholly owned Wisconsin corporation that the Company purchased on March 14, 2002, and NurseWise, Inc., a wholly owned Delaware corporation that was incorporated in August of 2002.

     The Company is currently operated as one business segment, which includes both its underwritten and administrative only services provided to individuals receiving benefits under Medicaid, including SSI, and SCHIP.

2.  INITIAL PUBLIC OFFERING AND FOLLOW-ON

     On December 13, 2001, the Company completed an initial public offering
(IPO) of 3,250,000 shares of its common stock at $14.00 per share. The net proceeds, after paying the underwriting discount and expenses associated with the offering, were $41,000. In conjunction with the IPO all outstanding shares of preferred stock were converted into shares of common stock in accordance with their terms.

     On May 22, 2002, the Company closed a follow-on public offering of 5,000,000 shares of common stock at $24.75 per share. Of the 5,000,000 shares, 4,600,000 shares were offered by selling stockholders and 400,000 by the Company. On June 5, 2002, the underwriters of the follow-on public offering exercised their over-allotment option to purchase 679,505 additional shares from selling stockholders and 70,495 additional shares from the Company. Centene received net proceeds of $10,300 from the two closings of the follow-on offering.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries. All material intercompany balances and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     Investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. Cash equivalents consist of commercial paper, money market funds and bank savings accounts.

  INVESTMENTS

     Short-term investments include securities with original maturities between three months and one year. Long-term investments include securities with original maturities greater than one year.

                      CENTENE CORPORATION AND SUBSIDIARIES

     Short-term and long-term investments are classified as available for sale and are carried at fair value based on quoted market prices. Unrealized gains and losses on investments available for sale are excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effects. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. The Company monitors the difference between the cost and fair value of investments. Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

     As part of the Company's acquisition of UHP, certain call and put option rights were received and granted (See Note 21). The Company is in the process of obtaining third party valuations related to the fair value of the call and put options, which may result in an increase or decrease in the portion of the purchase price allocated to goodwill. The fair value of the call option, once determined, will be evaluated for impairment. To the extent that impairment would be determined, adjustments would be recorded as a charge to investment income. The fair value of the put option, once determined, will be evaluated on a quarterly basis, with adjustments in the fair values being recorded as a charge or credit to investment income.

     The Company did not own any unaffiliated equity investments as of December 31, 2002. During 2002 and 2001, the Company maintained an equity investment in an unaffiliated reinsurance company. The estimated fair value of this investment, which approximated the original cost, was not significant and was included within other long-term investments as of December 31, 2001. This investment was sold in July 2002.

  RESTRICTED DEPOSITS

     Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term, regardless of the contractual maturity date due to the nature of the states' requirements.

     Under the State of New Jersey Department of Banking and Insurance (DOBI) regulations, UHP is required to maintain certain insolvency deposits in a custodial account for the protection of enrollees. UHP is entitled to receive interest income on these deposits; however, the principal may not be withdrawn without the written consent of the Commissioner of the DOBI. The minimum deposit requirement is calculated on December 31 of each year and must be funded by June 30 of the following year. The restricted amounts are invested in money market funds. The minimum deposit requirement based on the December 31, 2002 calculation is $15,422. The total unfunded balance at December 31, 2002 is $3,237. The Company intends to fund the minimum deposit requirement from unrestricted cash and cash equivalents.

     All other restricted deposit requirements were fully funded on December 31, 2002.

  PROPERTY AND EQUIPMENT

     Furniture, equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation for furniture and equipment, other than computer equipment, is calculated based on the estimated useful lives of the assets ranging between five and seven years. Depreciation for computer equipment is calculated using the straight-line method based on a three-year life. Software is stated at cost and is amortized over its estimated useful life of three years using the straight-line method. Depreciation for leasehold improvements is calculated using the straight-line method based on the shorter of the estimated useful lives of the asset or the term of the respective leases, ranging between three and ten years.

                      CENTENE CORPORATION AND SUBSIDIARIES

  INTANGIBLE ASSETS

     Intangible assets represent the excess of cost over the fair market value of net assets acquired in purchase transactions and consist of purchased contract rights, provider contracts and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from 60 to 120 months. Provider contracts are amortized using the straight-line method over 120 months.

     Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill is reviewed at least annually for impairment. In addition, the Company will perform an impairment analysis of intangible assets more frequently based on other factors. Such factors would include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts. An impairment loss is recognized if the carrying value of goodwill exceeds the implied fair value. The Company did not recognize any impairment losses for the periods presented.

  MEDICAL CLAIMS LIABILITIES

     Medical services costs include claims paid, claims adjudicated but not yet paid, estimates for claims received but not yet adjudicated, estimates for claims incurred but not yet received and estimates for the costs necessary to process unpaid claims.

     The estimates of medical claims liabilities are developed using standard actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include accrued wages and related payroll taxes, federal and state tax payables and payments owed to vendors for services performed in the normal course of business.

  OTHER ASSETS AND LIABILITIES

     Other assets and liabilities consist principally of Separate Account assets of $4,298 and related Separate Account liabilities of $4,298 as of December 31, 2002 (See Note 24). In addition, other liabilities include certain payments due to various states related to minimum performance guarantees.

  PREMIUM REVENUE AND RELATED RECEIVABLES

     The majority of the Company's premium revenue is received monthly based on fixed rates per member as determined by the state contracts. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. The revenue is recognized as earned over the covered period of services. Premiums collected in advance are recorded as unearned premiums. Premiums due to the Company are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management's judgement on the collectibility of these accounts.

     As the Company generally receives premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue. From 1998 to 2000, however, Centene provided Medicaid services in certain regions of Indiana as a subcontractor with Maxicare Indiana, Inc. In June 2001, the Insurance Commissioner of the Indiana Department of Insurance declared Maxicare insolvent and ordered Maxicare into liquidation. As a result, Centene recorded an allowance for uncollectible receivables in the amount of $2,700 to fully reserve for all receivables from Maxicare as of December 31, 2001. In 2002, subsequent to a release and settlement agreement with Maxicare and the Indiana Insurance

                      CENTENE CORPORATION AND SUBSIDIARIES

Commissioner which requires no payment by either Maxicare or Centene, Centene wrote off the entire balance of the receivable from Maxicare as uncollectible and reduced the related allowance for doubtful accounts. There are no contractual allowances related to Centene's premium revenue.

  SIGNIFICANT CUSTOMERS

     Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The contracts, which expire on various dates between June 30, 2003 and December 31, 2003, are expected to be renewed. Our contracts with the states of Wisconsin, Indiana and Texas accounted for 44%, 30% and 24%, respectively, of the Company's revenues for the year ended December 31, 2002.

  REINSURANCE

     Centene's MCO subsidiaries have purchased reinsurance from third parties to cover eligible healthcare services. The current reinsurance agreements generally cover 90% of inpatient healthcare expenses in excess of annual deductibles of $75 to $150 per member, up to a lifetime maximum of $2,000. The subsidiaries are responsible for inpatient charges in excess of an average daily per diem.

     Reinsurance recoveries were approximately $1,542, $3,958 and $1,454 in 2002, 2001 and 2000, respectively. Reinsurance expenses were approximately $3,981, $10,252 and $3,391 in 2002, 2001 and 2000, respectively. Reinsurance recoveries, net of expenses, are included in medical services costs.

  OTHER INCOME (EXPENSE)

     Other income (expense) consists principally of investment and other income and interest expense. Investment income is derived from the Company's cash, cash equivalents and investments. For the year ended December 31, 2002, investment income included a $5,100 one-time dividend from a captive insurance company in which the Company maintained an investment. For the year ended December 31, 2000, other income included equity in losses from a joint venture. Interest expense for the year ended December 31, 2002, included commitment fees paid to a bank in conjunction with the Company's revolving line of credit. Interest expense for the years ended December 31, 2001 and 2000, reflected interest paid on the Company's subordinated notes, which were paid in full in December 2001.

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

                      CENTENE CORPORATION AND SUBSIDIARIES

  RECLASSIFICATIONS

     Certain 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications have no effect on net earnings or shareholders' equity as previously reported.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002 and goodwill amortization was discontinued. Goodwill is reviewed at least annually for impairment. In addition, the Company will perform an impairment analysis of intangible assets more frequently based on other factors. Such factors would include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts. The Company did not recognize any impairment losses for the periods presented.

     The effect of this adjustment on net earnings as well as basic and diluted earnings per share for the years ended December 31, 2001 and 2000, follows:

                                                               2001      2000
                                                              -------   ------
Net earnings, as reported...................................  $12,428   $7,236
Goodwill amortization.......................................      471      224
                                                              -------   ------
Adjusted net earnings.......................................  $12,899   $7,460
                                                              =======   ======

                                                               2001      2000
                                                              -------   ------
EARNINGS PER COMMON SHARE, BASIC:
Net earnings, as reported...................................  $  8.97   $ 8.03
Goodwill amortization.......................................     0.34     0.25
                                                              -------   ------
Adjusted net earnings.......................................  $  9.31   $ 8.28
                                                              =======   ======

                                                               2001      2000
                                                              -------   ------
EARNINGS PER COMMON SHARE, DILUTED:
Net earnings, as reported...................................  $  1.61   $ 1.13
Goodwill amortization.......................................     0.06     0.03
                                                              -------   ------
Adjusted net earnings.......................................  $  1.67   $ 1.16
                                                              =======   ======

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS No. 144 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

                      CENTENE CORPORATION AND SUBSIDIARIES

Occurring Events and Transactions." SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure," was issued. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

     Centene has adopted the disclosure requirements of FIN 45 as required for fiscal years ending after December 15, 2002 and will adopt the provisions for initial recognition and measurement for all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 related to initial recognition and measurement of guarantees is not expected have a significant impact on the net income or equity of the Company. The Company has completed an inventory of potential contingencies and noted one potential guarantee that would require the following disclosure per FIN 45:

     "Within the Company's Medicaid contract with the state of Wisconsin, the Company is required to pay a fee if its contracted physicians do not provide an adequate number of healthy examinations to certain member groups. This agreement constitutes a performance guarantee. At the end of each fiscal year, the Company performs an analysis to estimate the amount owed to the state of Wisconsin, if any, under the performance guarantees. The state of Wisconsin, however, does not calculate or request payment for the amount owed until at least thirteen months subsequent to each year end. As such, the Company has recorded a current payable for any portions owed within one year and a long-term liability for portions owed for a period greater than one year from the balance sheet date. As of December 31, 2002 and 2001, the Company recorded $2,004 and $829, respectively, of accounts payable and other accrued

                      CENTENE CORPORATION AND SUBSIDIARIES
     expenses for the current portions of the fees owed and $1,036 and $1,000, respectively, of other long-term liabilities for the long-term portions."

     On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

4.  SHORT-TERM AND LONG-TERM INVESTMENTS AND RESTRICTED DEPOSITS

     Short-term and long-term investments and restricted deposits available for sale by investment type consist of the following:

                                                            DECEMBER 31, 2002
                                             -----------------------------------------------
                                                           GROSS        GROSS      ESTIMATED
                                             AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                               COST        GAINS        LOSSES       VALUE
                                             ---------   ----------   ----------   ---------
U.S. Treasury securities and obligations of
  U.S. government corporations and
  agencies.................................  $  2,797      $  204       $  (3)     $  2,998
Commercial paper...........................    13,278          --          --        13,278
State/municipal securities and other.......    87,198       1,669        (144)       88,723
                                             --------      ------       -----      --------
Total......................................  $103,273      $1,873       $(147)     $104,999
                                             ========      ======       =====      ========

                                                             DECEMBER 31, 2001
                                              -----------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                COST        GAINS        LOSSES       VALUE
                                              ---------   ----------   ----------   ---------
U.S. Treasury securities and obligations of
  U.S. government corporations and
  agencies..................................   $17,998       $216         $ (3)      $18,211
Commercial paper............................       462          3           --           465
State/municipal securities and other........     4,833          8           (9)        4,832
                                               -------       ----         ----       -------
Total.......................................   $23,293       $227         $(12)      $23,508
                                               =======       ====         ====       =======

     The contractual maturity of short-term and long-term investments and restricted deposits as of December 31, 2002, are as follows:

                                                    INVESTMENTS         RESTRICTED DEPOSITS
                                               ---------------------   ---------------------
                                                           ESTIMATED               ESTIMATED
                                               AMORTIZED    MARKET     AMORTIZED    MARKET
                                                 COST        VALUE       COST        VALUE
                                               ---------   ---------   ---------   ---------
One year or less.............................   $ 9,687     $ 9,571     $12,764     $12,764
One year through five years..................    34,065      34,637       1,882       1,985
Five years through ten years.................    35,544      36,611         915       1,013
After ten years..............................     8,416       8,418          --          --
                                                -------     -------     -------     -------
Total........................................   $87,712     $89,237     $15,561     $15,762
                                                =======     =======     =======     =======

     Actual maturities may differ from contractual maturities due to call or prepayment options.

                      CENTENE CORPORATION AND SUBSIDIARIES

     The Company recorded realized gains and losses on the sale of investments for the years ended December 31 as follows:

                                                              2002   2001   2001
                                                              ----   ----   ----
Gross realized gains........................................  $698   $424   $ 57
Gross realized losses.......................................   (49)   (34)   (97)
                                                              ----   ----   ----
  Net realized gains/(losses)...............................  $649   $390   $(40)
                                                              ====   ====   ====

     Various state statutes require MCOs to deposit or pledge minimum amounts of investments to state agencies. Securities with an amortized cost of $15,561 and $1,204 were deposited or pledged to state agencies by Centene's MCO subsidiaries at December 31, 2002 and 2001, respectively. These investments are classified as long-term restricted deposits in the consolidated financial statements due to the nature of the states' requirements.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31:

                                                               2002      2001
                                                              -------   -------
Furniture and office equipment..............................  $ 6,461   $ 4,349
Computer software...........................................    4,724     2,423
Leasehold improvements......................................    1,286       878
Building....................................................      434        --
Land........................................................      151        10
                                                              -------   -------
                                                               13,056     7,660
Less -- accumulated depreciation............................   (6,761)   (3,864)
                                                              -------   -------
  Property and equipment, net...............................  $ 6,295   $ 3,796
                                                              =======   =======

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,887, $1,199, and $810, respectively.

6.  INTANGIBLE ASSETS

     Intangible assets at December 31 consist of the following:

                                                               2002      2001
                                                              -------   -------
Goodwill....................................................  $ 6,255   $ 2,464
Purchased contract rights...................................    3,885     1,410
Provider contracts..........................................    2,400        --
                                                              -------   -------
     Total intangibles......................................   12,540     3,874
Less accumulated amortization:
  Goodwill..................................................   (1,233)   (1,233)
  Purchased contract rights.................................     (592)     (245)
  Provider contracts........................................      (20)       --
                                                              -------   -------
     Total accumulated amortization.........................   (1,845)   (1,478)
                                                              -------   -------
Intangible assets, net......................................  $10,695   $ 2,396
                                                              =======   =======

                      CENTENE CORPORATION AND SUBSIDIARIES

     Amortization expense was $367, $648 and $224 for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated amortization expense for each of the next five years, assuming no further acquisitions, is approximately $800.

7.  INCOME TAXES

     Centene files a consolidated federal income tax return while Centene and each subsidiary file separate state income tax returns.

     The consolidated income tax expense (benefit) consists of the following for the years ended December 31:

                                                            2002      2001     2000
                                                           -------   ------   -------
Current:
  Federal................................................  $13,661   $7,952   $   629
  State..................................................    2,338    1,624       625
                                                           -------   ------   -------
     Total current.......................................   15,999    9,576     1,254
Deferred.................................................     (368)    (445)   (1,797)
                                                           -------   ------   -------
     Total expense (benefit).............................  $15,631   $9,131   $  (543)
                                                           =======   ======   =======

     The following is a reconciliation of the expected income tax expense (benefit) as calculated by multiplying pretax income by federal statutory rates and Centene's actual income tax benefit for the years ended December 31:

                                                            2002      2001     2000
                                                           -------   ------   -------
Expected federal income tax expense......................  $14,398   $7,709   $ 2,443
State income taxes, net of federal income tax benefit....    1,520    1,141       412
Tax exempt investment income.............................     (411)      --        --
Equity in losses of joint ventures, net of tax...........       --       --       175
Change in valuation allowance............................       --       --    (3,764)
Other, net...............................................      124      281       191
                                                           -------   ------   -------
     Income tax expense (benefit)........................  $15,631   $9,131   $  (543)
                                                           =======   ======   =======

     Federal statutory rates for the years ended December 31, 2002, 2001 and 2000 were 35%, 35% and 34%, respectively.

                      CENTENE CORPORATION AND SUBSIDIARIES

     Temporary differences that give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

                                                               2002     2001
                                                              ------   ------
Medical claims liabilities and other accruals...............  $3,848   $2,279
Allowance for doubtful accounts.............................      81    1,435
Depreciation and amortization...............................     702      353
Other.......................................................       8       18
                                                              ------   ------
     Total deferred tax assets..............................   4,639    4,085
                                                              ------   ------
Other.......................................................   1,321      782
                                                              ------   ------
     Total deferred tax liabilities.........................   1,321      782
                                                              ------   ------
Net deferred tax assets and liabilities.....................  $3,318   $3,303
                                                              ======   ======

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

                      CENTENE CORPORATION AND SUBSIDIARIES

8.  MEDICAL CLAIMS LIABILITIES

     The change in medical claims liabilities is summarized as follows:

                                                                2002
                                                              --------
Balance, January 1..........................................  $ 59,565
Acquisitions................................................    16,230
Incurred related to:
  Current year..............................................   399,141
  Prior years...............................................   (19,673)
                                                              --------
     Total incurred.........................................   379,468
                                                              --------
Paid related to:
  Current year..............................................   326,636
  Prior years...............................................    37,446
                                                              --------
     Total paid.............................................   364,082
                                                              --------
Balance, December 31........................................  $ 91,181
                                                              ========

     Acquisitions in 2002 include reserves acquired in connection with the Company's acquisition of 80% of the outstanding capital stock of UHP.

     Changes in estimates of incurred claims for prior years recognized during 2002 were attributable to favorable development in all of our markets, including lower than anticipated utilization of medical services.

     The Company had reinsurance recoverables related to paid and unpaid medical claims liabilities of $2,738 and $1,202 at December 31, 2002 and 2001, respectively, included in premiums and other receivables.

9.  REVOLVING LINE OF CREDIT

     In May 2002, the Company entered into a $25,000 revolving line of credit facility with LaSalle Bank N.A. The line of credit has a term of one year and has interest rates based on prime, floating and LIBOR rates. The Company granted a security interest in the common stock of its subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. The Company is required to obtain LaSalle's consent of any proposed acquisition that would result in a violation of any of the covenants contained in the line of credit. As of December 31, 2002, no funds had been drawn on the facility.

10.  NOTES PAYABLE AND SUBORDINATED DEBT

     As of December 31, 2002 and 2001, the Company has no outstanding debt.

     During 2001 and 2000, the Company had subordinate promissory notes with principal balances due ranging from $0 to $4,000. Interest was due and payable annually in September at a rate of 8.5%. In the event that the Company did not comply with the terms of the subordinated promissory notes, the Company would be considered to be in default on its debt and the interest rate would be 10.5%.

     During 2000, the Company was in default on its promissory notes due to late interest payments. In December 2001, all of the promissory notes and related accrued interest were paid in full. Interest expense for the years ended December 31, 2001 and 2000 was $362 and $611, respectively.

                      CENTENE CORPORATION AND SUBSIDIARIES

11.  REDEEMABLE PREFERRED STOCK

     Upon completion of the Company's IPO in December 2001, all outstanding shares of Series D redeemable preferred stock were converted into 3,716,000 shares of common stock.

     Series D preferred stock was convertible, at the option of the holder, into common stock at an initial conversion rate of one common share for each preferred share and was automatically converted at an initial public offering. Series D preferred stock was redeemable for cash at the option of the holder for up to 50% of that holder's Series D preferred stock outstanding on each of September 1, 2003, and September 1, 2004, at a price equal to the sum of (1) $5.50 per share plus (2) an amount equal to any dividends declared or accrued but unpaid on such shares. Series D preferred stock was entitled to an initial liquidation preference in the amount of $5.00 per share.

     Redeemable preferred stock is summarized as follows:

                                                               SERIES D
                                                                SHARES      AMOUNT
                                                              ----------   --------
Balance, December 31, 1999..................................   3,718,000   $ 18,386
  Preferred stock accretion.................................          --        492
                                                              ----------   --------
Balance, December 31, 2000..................................   3,718,000     18,878
  Preferred stock accretion.................................          --        467
  Purchase of stock.........................................      (2,000)       (16)
  Conversion to common......................................  (3,716,000)   (19,329)
                                                              ----------   --------
Balance, December 31, 2001..................................          --         --
  Purchase of stock.........................................          --         --
  Conversion to common......................................          --         --
                                                              ----------   --------
Balance, December 31, 2002..................................          --   $     --
                                                              ==========   ========

12.  STOCKHOLDERS' EQUITY

     Upon completion of the Company's IPO in December 2001, each outstanding share of each class of common stock and preferred stock was converted into one share of a single class of $.001 par value common stock. Prior to the IPO, the Company had three classes of preferred stock outstanding and included in equity. They were Series A, Series B and Series C preferred stock.

     Holders of common stock are entitled to one vote for each share of common stock held.

     Effective November 2001, the Company changed its state of incorporation from Wisconsin to Delaware. Under the Delaware Certificate of Incorporation, the Company has 10,000,000 authorized shares of preferred stock at $.001 par value and 40,000,000 authorized shares of common stock at $.001 par value. At December 31, 2002, there were no preferred shares outstanding.

     During 2001, Centene had warrants outstanding to purchase 60,000 shares of the Company's Series D preferred stock at an exercise price of $5.00 per share. In addition, there were warrants outstanding to purchase 7,432 of the Company's common stock at an exercise price of $2.40 per share. Prior to the completion of the Company's IPO, all outstanding warrants were exercised.

13.  STATUTORY CAPITAL REQUIREMENTS

     Various state laws require Centene's subsidiaries to maintain minimum capital requirements. At December 31, 2002 and 2001, Centene's subsidiaries had aggregate statutory capital and surplus of $36,900

                      CENTENE CORPORATION AND SUBSIDIARIES
and $16,300, respectively, compared with the required minimum aggregate statutory capital and surplus of $22,000 and $9,100, respectively.

14.  DIVIDEND RESTRICTIONS

     Under the laws of the states of which the Company operates, the Company's regulated subsidiaries are required to obtain approval for dividends from the appropriate state regulatory body. The Company received dividends of $4,000 from its managed care subsidiaries during 2002. No dividends were declared in 2001 or 2000.

15.  STOCK OPTION PLANS

     As of December 31, 2002, Centene had five stock option plans (the Plans) for issuance of common stock. The Plans allow for the granting of options to purchase common stock at the market price at the date of grant for key employees, consultants, and other individual contributors of or to Centene. Both incentive options and nonqualified stock options can be awarded under the Plans. Each option awarded under the Plans is exercisable as determined by the Board of Directors upon grant. Further, depending on the type of grant, no option will be exercisable for longer than ten years after date of grant. The Plans have reserved 2,200,000 shares for option grants. Options granted generally vest over a five-year period. Vesting generally begins on the anniversary of the date of grant and annually thereafter.

     Option activity for the years ended December 31 is summarized below:

                                      2002                    2001                    2000
                              ---------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                              ----------   --------   ----------   --------   ----------   --------
Options outstanding,
  beginning of year.........   1,422,940    $ 2.65     1,410,040    $ 1.68       955,992    $1.91
Granted.....................     487,500     24.82       139,000     11.99       531,000     1.26
Exercised...................    (277,400)     1.65       (19,100)     1.71            --       --
Canceled....................     (79,400)    10.98      (107,000)     1.82       (76,952)    1.69
                              ----------    ------    ----------    ------    ----------    -----
Options outstanding, end of
  year......................   1,553,640    $ 9.38     1,422,940    $ 2.67     1,410,040    $1.68
                              ==========              ==========              ==========
Weighted average remaining
  life......................   7.4 years               7.6 years               7.7 years
Weighted average fair value
  of options granted........  $    15.07              $     5.59              $     0.37

                      CENTENE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about options outstanding as of December 31, 2002:

                          OPTIONS OUTSTANDING
------------------------------------------------------------------------           OPTIONS VESTED
                                     WEIGHTED AVERAGE                      ------------------------------
      RANGE OF           OPTIONS        REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
  EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ---------------      -----------   ----------------   ----------------   -----------   ----------------
$ 0.00 - $ 3.43           988,040           6.2              $ 1.74          576,440          $ 1.99
$ 3.44 - $ 6.87            13,800           8.2                5.25            1,000            5.25
$ 6.88 - $10.30            25,000           8.7                7.78            6,250            7.78
$10.31 - $13.73                --            --                  --               --              --
$13.74 - $17.17            61,800           9.0               16.26            8,400           16.98
$17.18 - $20.60             5,000           9.1               18.86               --              --
$20.61 - $24.03           288,000           9.5               22.57            4,250           20.71
$24.04 - $27.46            44,000           9.7               25.66               --              --
$27.47 - $30.90            94,500           9.6               29.43               --              --
$30.91 - $34.33            33,500          10.0               32.13               --              --
                        ---------          ----              ------          -------          ------
                        1,553,640           7.4              $ 9.38          596,340          $ 2.40
                        =========                                            =======

     The Company accounts for the Plans in accordance with the intrinsic value based method of Accounting Principles Board Opinion No. 25 as permitted by SFAS No. 123. Accordingly, compensation cost related to stock options issued to employees is calculated on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense is then recognized on a straight-line basis over the years the employees' services are received (over the vesting period), generally five years. No compensation cost related to the Plans was charged against income during 2000. During 2002 and 2001, the Company recognized $270 and $6, respectively, in noncash compensation expense related to the issuance of stock options. Had compensation cost for the Plans been determined based on the fair value method at the grant dates as specified in SFAS No. 123, Centene's net earnings would have been reduced to the following pro forma amounts:

                                                     2002          2001         2000
                                                  -----------   ----------   ----------
Net earnings, as reported.......................  $    25,621   $   12,895   $    7,728
Accretion of redeemable preferred stock.........           --         (467)        (492)
                                                  -----------   ----------   ----------
  Net earnings attributable to common
     stockholders...............................       25,621       12,428        7,236
Total stock-based employee compensation expense
  determined under fair value based method, net
  of related tax effects........................        6,170          665          110
                                                  -----------   ----------   ----------
Pro forma net earnings..........................  $    19,451   $   11,763   $    7,126
                                                  ===========   ==========   ==========
EARNINGS PER COMMON SHARE:
  Basic, as reported............................  $      2.45   $     8.97   $     8.03
  Basic, pro forma..............................         1.86         8.49         7.90
  Diluted, as reported..........................  $      2.20   $     1.61   $     1.13
  Diluted, pro forma............................         1.67         1.53         1.12
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic.........................................   10,447,360    1,385,399      901,526
  Diluted.......................................   11,644,077    8,019,497    6,819,595

                      CENTENE CORPORATION AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following assumptions: no dividend yield; expected volatility of 1% through the date of the IPO; 50% through the end of 2001; and 54% for 2002, risk-free interest rate of 3.6%, 4.9% and 5.3% and expected lives of 7.4, 7.6 and 7.7 for the years ended December 31, 2002, 2001 and 2000, respectively.

     During 2002, Centene implemented an employee stock purchase plan. Under this plan, eligible employees are permitted to purchase shares of the Company's common stock at a discounted price through payroll withholdings. At the end of each plan period, the Company issues stock to participating employees at a price equal to 85% of the lesser of the closing stock price on either the first business day of the plan period or the exercise date. The Company has reserved 300,000 shares of common stock and issued 1,792 shares in 2002.

16.  RETIREMENT PLAN

     Centene has a defined contribution plan (Retirement Plan) which covers substantially all employees who work at least 1,000 hours in a twelve consecutive month period and are at least twenty-one years of age. Under the Retirement Plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. In addition, Centene may make a profit sharing contribution to the Retirement Plan covering all eligible employees. Expenses under the Retirement Plan were $312, $306 and $203 during the years ended December 31, 2002, 2001 and 2000, respectively.

     During 2002, Centene implemented an executive retirement savings plan (Executive Plan). This Plan is a voluntary, nonqualified deferred compensation plan designed to provide executive employees with tax-deferred savings opportunities. Under the Executive Plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations.

17.  RELATED-PARTY TRANSACTIONS

     No related party transactions occurred in 2002. Certain members of Centene's Board of Directors performed consulting services for the Company totaling $3 in 2001 and $36 in 2000. Legal fees of $94 and $48 were paid in 2001 and 2000, respectively, to a law firm affiliated through a stockholder of the Company.

18.  COMMITMENTS

     Centene and its subsidiaries lease office facilities and various equipment under noncancelable operating leases. In addition to base rental costs, Centene and its subsidiaries are responsible for property taxes and maintenance for both facility and equipment leases. Rental expense was $2,109, $1,704 and $1,383 for the years ended December 31, 2002, 2001 and 2000, respectively. The significant annual noncancelable lease payments over the next five years and thereafter are as follows:

2003........................................................  $ 3,241
2004........................................................    3,124
2005........................................................    3,026
2006........................................................    2,661
2007........................................................    2,396
Thereafter..................................................    7,624
                                                              -------
                                                              $22,072
                                                              =======

                      CENTENE CORPORATION AND SUBSIDIARIES

19.  RISKS AND UNCERTAINTIES

     The Company is a party to various legal actions normally associated with the managed care industry, the aggregate effect of which is presently unknown.

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

     Financial instruments that potentially subject the Company to concentrations of credit and interest rate risks consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, government and agency securities, and money market funds. Investments in marketable securities are managed within guidelines established by the Company's Board of Directors. The Company carries these investments at fair value.

     Concentrations of credit risk with respect to accounts receivable are limited due to significant customers paying as services are rendered. Significant customers include the federal government and the states in which Centene operates. The Company has a risk of incurring loss if its allowance for doubtful accounts is not adequate.

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

                      CENTENE CORPORATION AND SUBSIDIARIES

20.  EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

                                                             2002          2001         2000
                                                          -----------   ----------   ----------
Net earnings............................................  $    25,621   $   12,895   $    7,728
Accretion of redeemable preferred stock.................           --         (467)        (492)
                                                          -----------   ----------   ----------
     Net earnings attributable to common stockholders...  $    25,621   $   12,428   $    7,236
                                                          ===========   ==========   ==========
Shares used in computing per share amounts:
  Weighted average number of common shares
     outstanding........................................   10,477,360    1,385,399      901,526
  Dilutive effect of stock options and warrants (as
     determined by applying the treasury stock method)
     and convertible preferred stock....................    1,166,717    6,634,098    5,918,069
                                                          -----------   ----------   ----------
     Weighted average number of common shares and
       potential dilutive common shares outstanding.....   11,644,077    8,019,497    6,819,595
                                                          ===========   ==========   ==========
EARNINGS PER COMMON SHARE, BASIC:
  Net earnings per common share.........................  $      2.45   $     8.97   $     8.03
EARNINGS PER COMMON SHARE, DILUTED:
  Net earnings per common share.........................  $      2.20   $     1.61   $     1.13

21.  JOINT VENTURES -- UNIVERSITY HEALTH PLANS, INC.

     On December 1, 2002, Centene purchased 80% of the outstanding capital stock of University Health Plans, Inc. UHP is a managed health plan serving approximately 53,000 Medicaid members in 15 counties throughout New Jersey. Centene paid approximately $10,630 in cash and expenses. In accordance with terms in the agreement, the purchase price may be adjusted based on certain conditions up to one year after the acquisition date. The results of operation for UHP are included in the consolidated financial statements since December 1, 2002. Centene will operate UHP as a joint venture with the third-party owner, and Centene will manage UHP's operations in a manner consistent with its other Medicaid health plans. The joint venture investment is consistent with Centene's strategy to enter new markets where it sees an opportunity for organic growth in Medicaid managed care.

     The stock purchase agreement provides terms for Centene's future purchase of the remaining 20% of UHP's outstanding capital stock. This future purchase is in the form of a call and put option. The call option allows Centene to purchase the additional 20% of outstanding shares for cash within nine months after the original acquisition date at an aggregate purchase price of $2,600. The put option requires the third party owner to transfer, convey, assign and deliver the additional 20% of outstanding common stock to Centene on the third anniversary following the original acquisition date. The put option allows Centene to acquire the additional shares based on its "deemed value" at such point in time. The "deemed value" is defined as an amount equal to the greater of (i) $2,600 or (ii) the enterprise value, as established by mutual agreement of the parties, of UHP as of the date of exchange multiplied by the percentage of the outstanding common stock.

     The condensed balance sheet below includes the purchase price allocation at the acquisition date. Goodwill is not amortized and is not deductible for tax purposes. The state contract and provider network will be amortized over a ten-year period. The value of the common stock acquired is being determined based on the fair value of tangible assets and liabilities acquired as well as external valuations of identifiable intangible assets.

                      CENTENE CORPORATION AND SUBSIDIARIES

     Centene is in the process of obtaining third party valuations related to certain intangible assets, including the value associated with the options to purchase the remaining 20% of UHP's outstanding common stock; thus, the allocation of the purchase price is subject to refinement.

                                ASSETS
Cash and cash equivalents...................................   $ 3,324
Premium and related receivables.............................     6,604
Other current assets........................................       215
Property and equipment, net.................................       468
Restricted deposits.........................................    12,173
Intangible assets:
  Goodwill..................................................     3,791
  Purchased contract rights.................................     1,400
  Provider network..........................................     2,400
                                                               -------
  Total assets..............................................   $30,375
                                                               =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued medical claims......................................   $16,230
Accounts payable and accrued liabilities....................     2,518
Minority interest...........................................       997
Stockholders' equity........................................    10,630
                                                               -------
Total liabilities and stockholders' equity..................   $30,375
                                                               =======

     The following unaudited pro forma information presents the results of operations of Centene and subsidiaries as if the acquisition described above had occurred as of January 1, 2001. Effective July 1, 2002, the state of New Jersey excluded the General Assistance population from managed care programs. In addition, effective November 22, 2002, in contemplation of its Stock Purchase Agreement with Centene, UHP entered into an agreement with a third party related to its commercial membership. Any members not enrolling with the third party will not be renewed by UHP. As a result, pro forma adjustments include UHP earnings before taxes excluding the financial results of the General Assistance population and the commercial membership. In addition, the pro forma adjustments include the amortization of intangibles, excluding goodwill, before taxes of $348 in 2002 and $380 in 2001. The pro forma adjustments to earnings are net of taxes at Centene's effective tax rates and have been adjusted for the 20% minority interest in UHP by a third party. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

                                                                2002       2001
                                                              --------   --------
Revenue.....................................................  $567,048   $395,155
Net earnings before accretion of redeemable preferred
  stock.....................................................    25,986     12,305
Net earnings................................................    25,986     11,838
Basic earnings per share....................................      2.48       8.54
Diluted earnings per share..................................      2.23       1.53

                      CENTENE CORPORATION AND SUBSIDIARIES

22.  JOINT VENTURES -- SUPERIOR HEALTHPLAN, INC.

     From 1998 through 2000, Centene owned 39% of Superior and, therefore, accounted for the investment under the equity method of accounting. Superior participates in the state of Texas medical assistance program. Superior had no enrolled membership during 1998, but became fully operational on December 1, 1999. Under the terms of a management agreement, a wholly owned subsidiary of Centene performs third-party administrative services for Superior. This agreement generated $4,936 of administrative service fees during 2000.

     Summary financial information for Superior as of and for the year ended December 31 follows:

                                                                2000
                                                               -------
Total assets................................................   $ 7,284
Stockholders' deficit.......................................    (1,481)
Revenues....................................................    34,102
Net loss....................................................    (1,303)
Company's equity in net loss................................      (508)

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

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2000
                                                               -----------------
Total revenues..............................................       $250,516
Net earnings attributable to common stockholders............          6,441
Diluted net earnings per common share.......................            .94

23.  CONTRACT ACQUISITIONS

     In June 2002, Superior HealthPlan entered into an agreement with Texas Universities Health Plan Inc. to purchase the SCHIP contracts in three Texas service areas. Effective September 1, October 1 and November 1, 2002, the state of Texas approved the contract sales between Superior and Texas Universities Health Plan. As a result of this transaction, $595 was recorded as an intangible asset, purchased contract rights. Centene is amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

     In December 2000, MHSIC and Superior entered into agreements with Humana Inc. to transfer Humana's Medicaid contract with the state of Wisconsin to MHSIC and Humana's Medicaid contract with the state of Texas to Superior. Effective February 1, 2001, the state of Wisconsin approved the agreement, thereby allowing MHSIC to serve approximately 35,000 additional members in the state. Effective February 1, 2001, the state of Texas approved a management agreement between Superior and Humana Inc., thereby allowing Superior to manage approximately 30,000 additional members in Texas. As a result of these

                      CENTENE CORPORATION AND SUBSIDIARIES
transactions, $1,250 was recorded as an intangible asset purchased contract rights. Centene is amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

24.  BANKERS RESERVE ACQUISITION

     On March 14, 2002, the Company completed an acquisition of Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve) for a cash purchase price of $3,527. The Company allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Centene allocated $479 to identifiable intangible assets, representing the value assigned to acquired licenses, which are being amortized on a straight-line basis over a period of ten years. The Company accounted for this acquisition under the purchase method of accounting and accordingly, the consolidated results of operations include the results of the acquired Bankers Reserve business from the date of acquisition. The Company has excluded pro forma disclosures related to the impact of Bankers Reserve on the results of operations for the twelve-month period ended December 31, 2002, as well as the comparable period in the preceding year. Such disclosures have been excluded as there are no significant continuing operations as of the date of acquisition, outside of the run-off of Separate Account activity.

     As part of the acquisition, the Company acquired $5,200 of Separate Account assets and $5,200 of Separate Account liabilities. The acquired Separate Account assets and liabilities represent fixed rate annuity contracts with various maturity dates. Concurrent with the acquisition of Bankers Reserve, the Company entered into a 100% coinsurance reinsurance agreement with an unaffiliated party to reinsure the guaranteed cash value, annuity benefit, surrender benefit and death benefits associated with these contracts. The reinsurance premiums paid for this coverage equal the net administrative fee earned and received by the Company on the annuity contracts. Accordingly, there is no income statement impact to the Company as a result of acquiring the Separate Account assets and liabilities. The Separate Account balances, which are being liquidated and paid to insureds as annuities mature, do not have a minimum guarantee benefit beyond the cash surrender value of the policy.

     Centene acquired Bankers Reserve for the purpose of providing reinsurance coverage to its existing managed care Medicaid entities. It is not currently anticipated that Bankers Reserve would be used to offer reinsurance to unaffiliated entities.

     The intercompany reinsurance activity is eliminated on a consolidated basis.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Centene Corporation:

     Our audit of the consolidated financial statements of Centene Corporation referred to in our report dated February 14, 2003 included in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 14, 2003

                                  SCHEDULE II

                              CENTENE CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE       AMOUNTS     WRITE-OFFS OF   BALANCE
                                                    BEGINNING OF   CHARGED TO   UNCOLLECTIBLE   END OF
                                                       PERIOD       EXPENSE      RECEIVABLES    PERIOD
                                                    ------------   ----------   -------------   -------
Allowance for Doubtful Receivables:
Year ended December 31, 2000......................     $1,245        $1,390        $  (769)     $1,866
Year ended December 31, 2001......................      1,866         2,319           (306)      3,879
Year ended December 31, 2002......................      3,879          (971)        (2,689)        219

                                 EXHIBIT INDEX

                                                                     INCORPORATED BY REFERENCE
                                                  FILED WITH   -------------------------------------
EXHIBIT                                              THIS                    FILING DATE     EXHIBIT
NUMBER                 DESCRIPTION                 FORM 10-K     FORM         WITH SEC       NUMBER
-------                -----------                -----------  ---------  -----------------  -------
 3.1      Certificate of Incorporation of                         S-1      October 9, 2001     3.1
          Centene Corporation
 3.1a     Certificate of Amendment to                            S-1/A    November 13, 2001    3.2a
          Certificate of Incorporation of
          Centene Corporation, dated November 8,
          2001
 3.2      By-laws of Centene Corporation                          S-1      October 9, 2001     3.3
 4.1      Amended and Restated Shareholders'                      S-1      October 9, 2001     4.2
          Agreement, dated September 23, 1998
 4.2      Rights Agreement between Centene                        8-K      August 30, 2002     4.1
          Corporation and Mellon Investor
          Services LLC, as Rights Agent, dated
          August 30, 2002
10.1      Stock Purchase and Recapitalization                     S-1      October 9, 2001    10.1
          Agreement among Community Health
          Centers Network, L.P., Superior
          HealthPlan, Inc., Centene Corporation
          and TACHC GP, Inc., dated September
          10, 2001
10.2      Contract for Medicaid/Badger Care HMO                  10-Q      April 29, 2002     10.2
          Services between Managed Health
          Services Insurance Corp. and Wisconsin
          Department of Health and Family
          Services, dated January 2002-December
          2003
10.3+     Agreement between Network Health                        S-1      October 9, 2001    10.3
          Plan of Wisconsin, Inc. and Managed
          Health Services Insurance Corp., dated
          January 1, 2001
10.4      1999 Contract for Services between the                  S-1      October 9, 2001    10.4
          Texas Department of Health and
          Superior HealthPlan, Inc. (El Paso
          Service Area), dated May 14, 1999
10.4a     Amendments 7-10 to contract included         X
          as Exhibit 10.4
10.5      1999 Contract for Services between the                  S-1      October 9, 2001    10.5
          Texas Department of Health and
          Superior HealthPlan, Inc. (Travis
          Service Area), dated August 9, 1999
10.5a     Amendments 10-13 to contract included        X
          as Exhibit 10.5
10.6      1999 Contract for Services between the                  S-1      October 9, 2001    10.6
          Texas Department of Health and
          Superior HealthPlan, Inc. (Bexar
          Service Area), dated August 9, 1999
10.6a     Amendments 10-13 to contract included        X
          as Exhibit 10.6
10.8      1994 Stock Plan of Centene Corporation                  S-1      October 9, 2001    10.8
10.9      1996 Stock Plan of Centene Corporation                  S-1      October 9, 2001    10.9
10.10     1998 Stock Plan of Centene Corporation                  S-1      October 9, 2001    10.10
10.11     1999 Stock Plan of Centene Corporation                  S-1      October 9, 2001    10.11
10.12     2000 Stock Plan of Centene Corporation                  S-1      October 9, 2001    10.12
10.13     Form of Incentive Stock Option                          S-1      October 9, 2001    10.13
          Agreement of Centene Corporation

                                                                     INCORPORATED BY REFERENCE
                                                  FILED WITH   -------------------------------------
EXHIBIT                                              THIS                    FILING DATE     EXHIBIT
NUMBER                 DESCRIPTION                 FORM 10-K     FORM         WITH SEC       NUMBER
-------                -----------                -----------  ---------  -----------------  -------
10.14     Form of Non-statutory Stock Option                      S-1      October 9, 2001    10.14
          Agreement of Centene Corporation
10.15     Executive Employment Agreement between                  S-1      October 9, 2001    10.15
          Centene Corporation and Karey Witty,
          dated January 1, 2001
10.16     Executive Employment Agreement between                  S-1      October 9, 2001    10.16
          Centene Corporation and Brian G.
          Spanel, dated September 26, 2001
10.17     Executive Employment Agreement between                 10-Q      April 29, 2002     10.3
          Centene Corporation and Joseph P.
          Drozda, M.D., dated October 1, 2001
10.18     Executive Employment Agreement between                 10-Q      April 29, 2002     10.4
          Centene Corporation and Mary O'Hara,
          dated October 26, 2001
10.19     Standard Office Lease between Centene                   S-1     November 13, 2001   10.19
          Corporation and Clayton Investors
          Associates LLC, dated February 22,
          1999
10.20     2002 Employee Stock Purchase Plan of                   10-Q      April 29, 2002     10.5
          Centene Corporation
10.21     Loan Agreement between Centene                          S-1       May 14, 2002      10.21
          Corporation and LaSalle Bank National
          Association, dated May 1, 2002
10.21a    Revolving Note between Centene                          S-1       May 14, 2002      10.21a
          Corporation and LaSalle Bank National
          Association, dated May 1, 2002
10.21b    Stock Pledge Agreement between Centene                  S-1       May 14, 2002      10.21b
          Corporation and LaSalle Bank National
          Association, dated May 1, 2002
10.22     Stock Purchase Agreement among                         10-Q     October 28, 2002    10.1
          University Health Plans, Inc.,
          University of Medicine and Dentistry
          of New Jersey and Centene Corporation,
          dated August 2, 2002
10.23     Executive Employment Agreement between                 10-Q     October 28, 2002    10.2
          Centene Corporation and Carol E.
          Goldman, dated July 1, 2002
10.24     Executive Employment Agreement between       X
          Centene Corporation and Daniel R.
          Paquin, dated November 19, 2002
10.25     Executive Employment Agreement between       X
          Centene Corporation and John T.
          Tadich, dated October 31, 2002
10.26     Contract between the Office of               X
          Medicaid Policy and Planning, the
          Office of the Children's Health
          Insurance Program and Coordinated Care
          Corporation Indiana, Inc., dated
          January 1, 2001
10.27     Children's Health Insurance Program          X
          Agreement for the Provision of Health
          Care Services between the Texas Health
          and Human Services Commission and
          Texas Universities Health Plan, Inc.,
          dated January 20, 2000

                                                                     INCORPORATED BY REFERENCE
                                                  FILED WITH   -------------------------------------
EXHIBIT                                              THIS                    FILING DATE     EXHIBIT
NUMBER                 DESCRIPTION                 FORM 10-K     FORM         WITH SEC       NUMBER
-------                -----------                -----------  ---------  -----------------  -------
10.28     Contract between the State of New            X
          Jersey Department of Human Services
          Division of Medical Assistance and
          Health Services and University Health
          Plans, Inc., dated October 1, 2000
10.28a    Amendment to contract included as            X
          Exhibit 10.28
21        List of subsidiaries                         X
99.1      Certifications                               X

-------------------------

+ Confidential treatment has been granted for a portion of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2003.

                                          CENTENE CORPORATION

                                          By:    /s/ MICHAEL F. NEIDORFF
                                            ------------------------------------
                                                    Michael F. Neidorff
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and indicated, as of February 24, 2003.

                   SIGNATURE                                             TITLE
                   ---------                                             -----
            /s/ MICHAEL F. NEIDORFF                 President, Chief Executive Officer and Director
------------------------------------------------             (principal executive officer)
              Michael F. Neidorff




               /s/ KAREY L. WITTY                                Senior Vice President,
------------------------------------------------    Chief Financial Officer, Secretary and Treasurer
                 Karey L. Witty                       (principal financial and accounting officer)




              /s/ SAMUEL E. BRADT                                       Director
------------------------------------------------
                Samuel E. Bradt




              /s/ EDWARD L. CAHILL                                      Director
------------------------------------------------
                Edward L. Cahill




             /s/ ROBERT K. DITMORE                                      Director
------------------------------------------------
               Robert K. Ditmore




             /s/ CLAIRE W. JOHNSON                                      Director
------------------------------------------------
               Claire W. Johnson




           /s/ RICHARD P. WIEDERHOLD                                    Director
------------------------------------------------
             Richard P. Wiederhold

                                 CERTIFICATIONS

I, Michael F. Neidorff, certify that:

     1. I have reviewed this annual report on Form 10-K of Centene Corporation;

     2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Centene Corporation as of, and for, the periods presented in this annual report;

     4. Karey L. Witty, the Senior Vice President, Chief Financial Officer and Treasurer of Centene Corporation, and I:

     - are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rule 13a-14 under the Securities and Exchange Act of 1934, as amended) for Centene Corporation;

     - have designed such disclosure controls and procedures to ensure that material information relating to Centene Corporation, including its consolidated subsidiaries, is made known to us by others within those entitling, particularly during the period in which this annual report was prepared;

     - have evaluated the effectiveness of the disclosure controls and procedures of Centene Corporation as of a date within 90 days prior to the filing date of this annual report; and

     - have presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     5. Mr. Witty and I have disclosed, based on our most recent evaluation, to the auditors of Centene Corporation and to the audit committee of the board of directors of Centene Corporation:

     - all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Centene Corporation to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Centene Corporation; and

     6. Mr. Witty and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ MICHAEL F. NEIDORFF
                                          --------------------------------------
                                                   Michael F. Neidorff
                                          President and Chief Executive Officer
                                              (principal executive officer)

Date: February 24, 2003

                                 CERTIFICATIONS

I, Karey L. Witty, certify that:

     1. I have reviewed this annual report on Form 10-K of Centene Corporation;

     2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Centene Corporation as of, and for, the periods presented in this annual report;

     4. Mr. Michael F. Neidorff, the President and Chief Executive Officer of Centene Corporation, and I:

     - are responsible for establishing and maintaining disclosure controls and procedures (as defined for purposes of Rule 13a-14 under the Securities and Exchange Act of 1934, as amended) for Centene Corporation;

     - have designed such disclosure controls and procedures to ensure that material information relating to Centene Corporation, including its consolidated subsidiaries, is made known to us by others within those entitling, particularly during the period in which this annual report was prepared;

     - have evaluated the effectiveness of the disclosure controls and procedures of Centene Corporation as of a date within 90 days prior to the filing date of this quarterly report; and

     - have presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     5. Mr. Neidorff and I have disclosed, based on our most recent evaluation, to the auditors of Centene Corporation and to the audit committee of the board of directors of Centene Corporation:

     - all significant deficiencies in the design or operation of internal controls that could adversely affect the ability of Centene Corporation to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Centene Corporation; and

     6. Mr. Neidorff and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: February 24, 2003