Form 10-Q
period 2003-03-31
CENTENE CORP
filed 2003-04-30
CIK 1071739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to ________________

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

              Regristrant's telephone number, including area code:
                                 (314) 725-4477

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[X] Yes [ ] No

     As of April 25, 2003, the registrant had 10,952,359 shares of common stock outstanding.

================================================================================

                               CENTENE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
                                                          PART I

                                                  FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................................................    3
           Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.................    3
           Consolidated Statements of Earnings for the Three Months Ended
              March 31, 2003 and 2002 (unaudited).............................................................    4
           Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2003 and 2002 (unaudited).............................................................    5
           Notes to the Consolidated Financial Statements (unaudited).........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............   10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................   22

Item 4.    Controls and Procedures............................................................................   23

                                                         PART II

                                                    OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................................   24

Item 2.    Changes in Securities and Use of Proceeds..........................................................   24

Item 3.    Defaults Upon Senior Securities....................................................................   24

Item 4.    Submission of Matters to a Vote of Security Holders................................................   24

Item 5.    Other Information..................................................................................   24

Item 6.    Exhibits and Reports on Form 8-K...................................................................   24

SIGNATURES....................................................................................................   25

CERTIFICATIONS................................................................................................   26

                                     PART I

                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                      CENTENE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2003               2002
                                                                                    -------------     --------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................   $      59,970     $       59,656
  Premium and related receivables, net of allowances of $215 and $219,
    respectively.................................................................          19,925             16,773
  Short-term investments, at fair value (amortized cost $8,724 and $9,687,
    respectively)................................................................           8,719              9,571
  Deferred income taxes..........................................................           1,853              2,846
  Other current assets...........................................................           5,335              4,243
                                                                                    -------------     --------------
    Total current assets.........................................................          95,802             93,089
LONG-TERM INVESTMENTS, at fair value (amortized cost $85,580 and $78,025,
  respectively)..................................................................          87,187             79,666
RESTRICTED DEPOSITS, at fair value (amortized cost $16,322 and $15,561,
  respectively) .................................................................          16,533             15,762
PROPERTY AND EQUIPMENT, net......................................................           6,998              6,295
INTANGIBLE ASSETS, net...........................................................          13,308             10,695
DEFERRED INCOME TAXES............................................................             630                472
OTHER ASSETS.....................................................................           4,289              4,348
                                                                                    -------------     --------------
    Total assets.................................................................   $     224,747     $      210,327
                                                                                    =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Medical claims liabilities.....................................................   $      94,767     $       91,181
  Accounts payable and accrued expenses..........................................          13,041             10,748
  Other current liabilities......................................................             370                 --
                                                                                    -------------     --------------
    Total current liabilities....................................................         108,178            101,929
OTHER LIABILITIES................................................................           6,319              5,334
                                                                                    -------------     --------------
    Total liabilities............................................................         114,497            107,263
MINORITY INTEREST ...............................................................             589                881
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized 40,000,000 shares;
    10,943,142 and 10,829,099 shares issued and outstanding, respectively........              11                 11
  Additional paid-in capital.....................................................          72,640             72,377
Accumulated other comprehensive income:
  Net unrealized gain on investments, net of tax.................................           1,141              1,087
Retained earnings................................................................          35,869             28,708
                                                                                    -------------     --------------
  Total stockholders' equity.....................................................         109,661            102,183
                                                                                    -------------     --------------
  Total liabilities and stockholders' equity.....................................   $     224,747     $      210,327
                                                                                    =============     ==============

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    --------------------------------
                                                                                         2003              2002
                                                                                    -------------     --------------
                                                                                               (Unaudited)
REVENUES:
  Premiums.......................................................................   $     176,212     $       95,650
  Services.......................................................................           1,222                103
                                                                                    -------------     --------------
    Total revenues...............................................................         177,434             95,753
                                                                                    -------------     --------------
EXPENSES:
  Medical costs..................................................................         146,907             78,944
  Cost of services...............................................................             975                 82
  General and administrative expenses............................................          19,405             10,465
                                                                                    -------------     --------------
    Total operating expenses.....................................................         167,287             89,491
                                                                                    -------------     --------------
      Earnings from operations...................................................          10,147              6,262
OTHER INCOME (EXPENSE):
  Investment and other income, net...............................................             974                915
  Interest expense...............................................................             (27)                --
                                                                                    -------------     --------------
      Earnings before income taxes...............................................          11,094              7,177
INCOME TAX EXPENSE...............................................................           4,233              2,877
MINORITY INTEREST................................................................             300                 --
                                                                                    -------------     --------------
    Net earnings.................................................................   $       7,161     $        4,300
                                                                                    =============     ==============

EARNINGS PER COMMON SHARE, BASIC:
    Net earnings per common share................................................   $        0.66     $         0.43

EARNINGS PER COMMON SHARE, DILUTED:
    Net earnings per common share................................................   $        0.60     $         0.38

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic..........................................................................      10,898,849         10,091,348
  Diluted........................................................................      11,838,177         11,317,634

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    --------------------------------
                                                                                         2003              2002
                                                                                    -------------     --------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings...................................................................   $       7,161     $        4,300
  Adjustments to reconcile net earnings to net cash provided by operating activities --
      Depreciation and amortization..............................................           1,379                476
      Stock compensation expense.................................................               5                  4
      Minority interest..........................................................            (300)                --
      Gain on sale of investments................................................            (293)              (205)
  Changes in assets and liabilities --
    Increase in premium and related receivables..................................          (1,982)            (2,640)
    Increase in other current assets.............................................            (626)            (2,413)
    Decrease in deferred income taxes............................................             803                288
    Decrease in other assets.....................................................              58                 --
    Increase in medical claims liabilities.......................................           3,586              5,363
    Decrease in accounts payable and accrued expenses............................            (187)            (2,869)
    Increase in unearned revenues................................................              19                 --
    Increase in other liabilities................................................             236                 --
                                                                                    -------------     --------------
      Net cash provided by operating activities..................................           9,859              2,304
                                                                                    -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............................................            (684)            (1,338)
  Purchase of investments........................................................         (42,055)            (6,673)
  Sales and maturities of investments............................................          35,218             11,751
  Contract acquisitions..........................................................            (561)                --
  Investment in subsidiary.......................................................          (1,722)            (3,188)
                                                                                    -------------     --------------
      Net cash (used in) provided by investing activities........................          (9,804)               552
                                                                                    -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options........................................             259                 15
                                                                                    -------------     --------------
      Net cash provided by financing activities..................................             259                 15
                                                                                    -------------     --------------
      Net increase in cash and cash equivalents..................................             314              2,871
                                                                                    -------------     --------------
CASH AND CASH EQUIVALENTS, beginning of period...................................          59,656             88,867
                                                                                    -------------     --------------
CASH AND CASH EQUIVALENTS, end of period.........................................   $      59,970     $       91,738
                                                                                    =============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid..................................................................   $          18     $           --
  Income taxes paid..............................................................   $       1,230     $        4,330

        The accompanying notes are an integral part of these statements.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.   ORGANIZATION

Centene Corporation (Centene or the Company) provides managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income (SSI), and the State Children's Health Insurance Program (SCHIP). Centene operates under its own state licenses in Wisconsin, Texas, Indiana and New Jersey. In addition, the Company contracts with other health care organizations to provide specialty services including behavioral health, nurse triage and pharmacy compliance.

Centene's managed care organization subsidiaries include Managed Health Services Insurance Corp. (MHSIC), a wholly owned Wisconsin corporation; Superior Healthplan, Inc, (Superior), a wholly owned Texas corporation; Coordinated Care Corporation Indiana, Inc. (CCCI), a wholly owned Indiana corporation; and University Health Plans, Inc. (UHP), an 80% owned New Jersey corporation.

Centene's other subsidiaries include Centene Management Corporation (CMC), a wholly owned Wisconsin corporation; Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve), a wholly owned Wisconsin corporation that the Company purchased on March 14, 2002; NurseWise, LP (NurseWise), a wholly owned Delaware corporation that was formed in August of 2002; Cenphiny, Inc. (Cenphiny), a wholly owned Delaware corporation that was incorporated in December of 2002; and Group Practice Affiliates, LLC (GPA), a 63.7% owned joint venture, purchased in March of 2003.

2.   BASIS OF PRESENTATION

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2002. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2002 audited financial statements, have been omitted from these interim financial statements. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on the Company's results of operations, financial position or cash flows.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the Company's results of operations, financial position or cash flows.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

4.   RECLASSIFICATIONS

Certain 2002 amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

5.   STOCK OPTION PLANS

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        --------------------------------
                                                                                           2003                 2002
                                                                                           ----                 ----
Net earnings, as reported........................................................       $     7,161          $    4, 300
Total stock-based employee compensation expense determined under fair value based
    method, net of related tax effects...........................................               855                  204
                                                                                        -----------          -----------
Pro forma net earnings...........................................................       $     6,306          $     4,096
                                                                                        ===========          ===========

Earnings per share:
    Basic, as reported...........................................................       $      0.66          $      0.43
    Basic, pro forma.............................................................              0.58                 0.41

    Diluted, as reported.........................................................       $      0.60          $      0.38
    Diluted, pro forma...........................................................              0.53                 0.36

Shares used in computing per share amounts:
    Basic........................................................................        10,898,849           10,091,348
    Diluted......................................................................        11,838,177           11,317,634

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following assumptions: no dividend yield, expected volatility of 55% and 54%, risk-free interest rate of 3.3% and 3.6%, and expected lives of 7.3 and 7.4, for the three months ended March 31, 2003 and 2002, respectively.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6.   EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share:

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                ---------------------------
                                                                                                   2003            2002
                                                                                                -----------     -----------
Net earnings............................................................................        $     7,161     $     4,300
                                                                                                ===========     ===========

Shares used in computing per share amounts:
   Weighted average number of common shares outstanding.................................         10,898,849      10,091,348
   Dilutive effect of stock options (as determined by applying the treasury
       stock method)....................................................................            939,328       1,226,286
                                                                                                -----------     -----------
   Weighted average number of common shares and potential dilutive common
     shares outstanding.................................................................         11,838,177      11,317,634
                                                                                                ===========     ===========

Earnings per common share, basic:
    Net earnings per common share.......................................................        $      0.66     $      0.43

Earnings per common share, diluted:
    Net earnings per common share.......................................................        $      0.60     $      0.38

7.   JOINT VENTURE - GROUP PRACTICE AFFILIATES

Effective March 1, 2003, Cenphiny, a wholly owned subsidiary of Centene, acquired a 63.7% ownership interest in Group Practice Affiliates, LLC. GPA, an Atlanta, Georgia-based behavioral healthcare services company, serves over 700,000 individuals in three states through a combination of networks, groups and schools, including Centene's Texas membership.

Cenphiny paid approximately $4,300 in cash for its investment in GPA. The cost to acquire the ownership interest has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of approximately $1,795. The goodwill is not amortized and is not deductible for tax purposes.

The consolidated financial statements include the results of operations of GPA since March 1, 2003. In accordance with ARB No. 51, "Consolidated Financial Statements," the minority interests' share of GPA's deficit is shown as an additional component of goodwill of $469. In addition, Centene is recognizing 100% of GPA's earnings or losses subsequent to the date of investment until the historical partners' equity in GPA becomes positive.

Cenphiny may be required to make an additional investment, which is estimated not to exceed $1,700, in June 2004 based on GPA's 2003 performance and other factors. After a three-year term of the joint venture, Cenphiny will have the option to acquire the remaining interest in GPA. Similarly, the minority interest partners will have the option to sell their remaining interest in GPA to Cenphiny after the three-year term. Any purchase or sale of the remaining partners' interest will be equal to the fair market value of the partners' interests as of the date of the notice.

                      CENTENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

8.   CONTRACT ACQUISITIONS

Effective March 1, 2003, Cenphiny purchased contract and name rights of ScriptAssist, LLC (ScriptAssist), a medication compliance company. ScriptAssist used various approaches and medical expertise to promote adherence to prescription drugs. Cenphiny is administering the purchased contracts under the ScriptAssist name.

Cenphiny paid approximately $561 in cash in connection with the purchase from ScriptAssist. Cenphiny allocated the entire purchase price of $561 to identifiable intangible assets, representing the value assigned to acquired contracts, which is being amortized on a straight-line basis over a period of five years, the expected period of benefit.

9.   SEGMENT INFORMATION

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company's chief operating decision maker to evaluate all results of operations.

With the acquisition of 63.7% of GPA and the purchase of ScriptAssist assets on March 1, 2003, Centene began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene's health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene's specialty services including the reinsurance, behavioral health, nurse triage and pharmacy compliance functions.

Revenues and earnings from operations from third parties for the three months ended March 31, 2003, from Centene's Specialty Services segment represented less than 1.0% of the Company's consolidated revenues and earnings from operations. As a result, financial information by segment as of and for the three months ended March 31, 2003, has not been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report and in our annual report for the year ended December 31, 2002. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under "Factors that May Affect Future Results and the Trading Price of Our Common Stock." Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses.

OVERVIEW

         We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income, or SSI, and the State Children's Health Insurance Program, or SCHIP. We have health plans in Wisconsin, Texas, Indiana and New Jersey. In addition, we contract with other healthcare organizations to provide specialty services including behavioral health, nurse triage and pharmacy compliance.

         Effective March 1, 2003, we acquired a 63.7% ownership interest in Group Practice Affiliates, or GPA. GPA, an Atlanta, Georgia-based behavioral healthcare services company, serves over 700,000 individuals in three states through a combination of networks, groups and schools, including our Texas membership of approximately 123,000. The joint venture investment is consistent with our strategy to provide diversified medical services to the managed Medicaid population.

         We paid approximately $4.3 million in cash for our investment in GPA. We may be required to make an additional investment of up to $1.7 million in June 2004 based on GPA's 2003 performance and other factors. After a three-year term of the joint venture, we will have the option to acquire the remaining interest in GPA. Similarly the minority interest partners will have the option to sell their remaining interest in GPA to us after the three-year term. Any purchase or sale of the remaining partners' interest will be equal to the fair market value of the partners' interests as of the date of the notice.

         Effective March 1, 2003, we purchased contract and name rights of ScriptAssist, a medication compliance company, for $561,000 in cash. ScriptAssist used various approaches and medical expertise to promote adherence to prescription drugs. We are administering the purchased contracts under the ScriptAssist name. The asset acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population.

         As a result of the ScriptAssist transaction, $561,000 was allocated to an intangible asset, purchased contract rights. We are amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

         On December 1, 2002, we acquired 80% of the outstanding capital stock of University Health Plans, or UHP, from University of Medicine and Dentistry of New Jersey, or UMDNJ, which continues to own the remaining capital stock of UHP. UHP is a managed health plan operating in 15 counties in New Jersey. We paid an aggregate purchase price of approximately $10.6 million for our interest in UHP. We entered into an investor rights agreement with UMDNJ providing that, among other things:

         - We have the right, exercisable at any time prior to September 1, 2003, to purchase the remaining shares of UHP held by UMDNJ for a cash purchase price of $2.6 million.

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

         In June 2002, Superior HealthPlan entered into an agreement with Texas Universities Health Plan Inc. to purchase the SCHIP contracts in three Texas service areas. Effective September 1, October 1 and November 1, 2002, the state of Texas approved the contract sales between Superior and Texas Universities Health Plan, thereby adding approximately 24,000 members to our Texas health plan. As a result of this transaction, $595,000 was recorded as an intangible asset, purchased contract rights. We are amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

         With our acquisition of 63.7% of GPA and our purchase of ScriptAssist assets, we began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of our health plans, including all of the functions needed to operate them. The Specialty Services segment consists of our specialty services, including our reinsurance, behavioral health, nurse triage and pharmacy compliance functions. Our consolidated financial statements for the three months ended March 31, 2003 are not presented by segment because revenues and earnings from operations from third parties from our Specialty Services segment represented less than 1.0% of consolidated revenues and earnings from operations for such period.

   REVENUES

         We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premiums during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. We generate services revenue for providing services on a non-risk basis to SSI members through our Medicaid managed care organizations, and for providing behavioral health, nurse triage and pharmacy compliance services to other healthcare entities.

         The primary driver of our increasing revenues has been membership growth. We have increased our membership through internal growth and acquisitions. From March 31, 2002 to March 31, 2003, our membership grew 68.2%.

         The following table depicts membership in our managed care organizations by state:

                                                                                                      MARCH 31,
                                                                                               ---------------------
                                                                                                2003          2002
                                                                                                ----          ----
Wisconsin............................................................................          139,100       114,600
Texas................................................................................          122,700        57,100
Indiana..............................................................................          104,800        77,600
New Jersey...........................................................................           52,700            --
                                                                                               -------       -------
   Total.............................................................................          419,300       249,300
                                                                                               =======       =======

         The following table depicts membership in our managed care organizations by member category:

                                                                                                     MARCH 31,
                                                                                               ---------------------
                                                                                                2003          2002
                                                                                                ----          ----
Medicaid (excluding SSI).............................................................          344,700       224,900
SCHIP................................................................................           66,600        21,900
SSI..................................................................................            8,000         2,500
                                                                                               -------       -------
   Total.............................................................................          419,300       249,300
                                                                                               =======       =======

         Our membership increased by 24,000 members in Texas due to the purchase of SCHIP contract rights from Texas Universities Health Plan through the third and fourth quarters of 2002. In addition, two smaller plans exited the Austin, Texas market during 2002. As a result, our Texas plan increased its membership by 28,000 lives. This increase includes 12,000 lives that we are managing for the state of Texas on an interim basis and that will become part of a reprocurement process scheduled for mid 2003. We entered the New Jersey market through our acquisition of 80% of the equity of UHP in December 2002. The remaining membership increases in our Wisconsin, Texas and Indiana markets resulted from additions to our provider network and growth in the number of Medicaid beneficiaries.

   OPERATING EXPENSES

         Our operating expenses include medical costs, cost of services, and general and administrative expenses.

         Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not exceed our estimates.

         Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our health benefits ratio represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided.

         The table below depicts our health benefits ratio by member category:

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            --------------------
                                                                                             2003          2002
                                                                                             ----          ----
     Medicaid (excluding SSI)........................................................        82.4%         82.5%
     SSI.............................................................................       104.2%           --
         Total.......................................................................        83.4%         82.5%

         While our core Medicaid business remained consistent between periods, the addition of the SSI members in New Jersey in December of 2002 has caused our health benefits ratio to increase. The health benefits ratio for SSI is affected by a low membership base, which subjects us to volatility. We expect the health benefits ratio for SSI to decrease as these members become fully integrated into our medical management programs and our membership base grows within the state of New Jersey as well as in new markets.

         Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to the clinics and supporting facilities and equipment used to provide services.

         Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to health plans and our centralized functions that support all of our business units. The major centralized functions are claims processing, information systems, finance, medical management support, human resources and administration. Our general and administrative expense ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The following table sets forth the general and administrative expense ratios by business segment. Although we did not operate a Specialty Services segment in the prior year, prior year ratios have been presented for comparison purposes.

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            --------------------
                                                                                             2003          2002
                                                                                             ----          ----
     Medicaid Managed Care...........................................................        10.5%         10.7%
     Specialty Services..............................................................        18.6%         20.1%
         Total.......................................................................        10.9%         10.9%

   OTHER INCOME (EXPENSE)

         Other income (expense) consists principally of investment income and interest expense.

         - Investment income is derived from our cash, cash equivalents and investments. Information about our investments is presented below under "Liquidity and Capital Resources."

         - Interest expense primarily reflects the non-use fee on our revolving credit facility.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH
   31, 2002

   Revenues

         Premiums for the three months ended March 31, 2003 increased $80.6 million, or 84.2%, to $176.2 million from $95.7 million for the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix, the purchase of the Texas SCHIP contracts and the acquisition of 80% of the outstanding capital stock of UHP. In addition, we received weighted average rate increases effective January 1, 2003, of 1.0% in Indiana and 4.3% in Wisconsin.

         Services revenue for the three months ended March 31, 2003 increased $1.1 million to $1.2 million from $103,000 for the comparable period in 2002. This increase resulted from increases in our non-risk SSI membership in our Texas market and from the inclusion of one month of services revenue of GPA.

   Operating Expenses

         Medical costs for the three months ended March 31, 2003 increased $68.0 million, or 86.1%, to $146.9 million from $78.9 million for the comparable period in 2002. This increase primarily reflected the growth in our membership as described above.

         Cost of services for the three months ended March 31, 2003 increased $893,000, or 1089%, to $975,000 from $82,000 for the comparable period in 2002.
This increase was due to the inclusion of one month of direct costs related to the services revenue of GPA.

         General and administrative expenses for the three months ended March 31, 2003 increased $8.9 million, or 85.4%, to $19.4 million from $10.5 million for the comparable period in 2002. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth and expanding markets.

   Other Income (Expense)

         Other income (expense) for the three months ended March 31, 2003 increased $32,000, or 3.5%, to $947,000 from $915,000 for the comparable period in 2002. The modest increase between periods is due to a larger amount of dollars invested offset by the decrease in the interest rate environment.

   Income Tax Expense

         For the three months ended March 31, 2003, we recorded income tax expense of $4.2 million based on a 38.2% effective tax rate. For the three months ended March 31, 2002, we recorded income tax expense of $2.9 million based on an effective tax rate of 40.1%. Our effective tax rate decreased period over period due to our investment in tax-advantaged securities and our implementation of state tax savings strategies during the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities provided cash of $9.9 million for the three months ended March 31, 2003 compared to $2.3 million for the three months ended March 31, 2002. The increase in cash provided in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 is due to continued profitability, an increase in membership and timing of income tax payments.

         Our investing activities used cash of $9.8 million for the three months ended March 31, 2003 and provided cash of $552,000 for the comparable period in 2002. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of March 31, 2003, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper, U.S. government-backed agencies and U.S. Treasury instruments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average annualized portfolio yield was 3.5% for the three months ended March 31, 2003 and 6.9% for the year ended December 31, 2002, exclusive of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment. Our yield decreased due to our investment in tax-advantaged securities in the third and fourth quarters of 2002 as well as a decrease in the overall interest rate environment.

         Our financing activities provided cash of $259,000 for the three months ended March 31, 2003 and $15,000 for the three months ended March 31, 2002. Cash flows for these periods consisted of proceeds received from the exercise of stock options.

         We may use our existing funds to make strategic acquisitions including Medicaid and SCHIP businesses, specialty services businesses and contract rights to increase our membership and to expand our business into new service areas. For example, effective March 1, 2003, we acquired a 63.7% interest in GPA for $4.3 million and purchased assets of ScriptAssist for $561,000.

         Our capital expenditures consist primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We purchased $684,000 of capital assets during the three months ended March 31, 2003, and we anticipate spending $6.6 million for additional capital expenditures during the remainder of 2003 on office and market expansions and system upgrades. In addition, we are investigating opportunities to purchase our corporate headquarters to eliminate potential disruptions to our business. This is not expected to significantly affect our cash flows or cash position.

         Our principal contractual obligations at March 31, 2003 consisted of obligations under operating leases. The significant annual noncancelable lease payments over the next five years and beyond are as follows (in thousands):

                                                                                                        PAYMENTS DUE
                                                                                                        ------------

March 31 through December 31, 2003............................................................            $  4,286
2004..........................................................................................               5,495
2005..........................................................................................               5,012
2006..........................................................................................               4,453
2007..........................................................................................               3,847
Thereafter....................................................................................               8,065
                                                                                                          --------
    Total.....................................................................................            $ 31,158
                                                                                                          ========

         At March 31, 2003, we had working capital, defined as current assets less current liabilities, of $(12.4) million as compared to $(8.8) million at December 31, 2002. Our working capital is often minimal and sometimes negative due to our efforts to increase investment returns through purchases of long-term investments, which have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

         Cash, cash equivalents and short-term investments were $68.7 million at March 31, 2003 and $69.2 million at December 31, 2002. Long-term investments were $103.7 million at March 31, 2003 and $95.4 million at December 31, 2002 including restricted deposits of $16.5 million and $15.8 million, respectively. Cash and investments held by our unregulated entities totaled $46.4 million at March 31, 2003. Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report.

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

         Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2003, our subsidiaries had aggregate statutory capital and surplus of $42.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $23.4 million.

         The National Association of Insurance Commissioners adopted guidelines which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. As of December 31, 2002 our Wisconsin and Texas health plans were in compliance with risk-based capital requirements. The managed care organization rules, if adopted by Indiana and New Jersey, may increase the minimum capital required for our health plans in these states. We continue to monitor these requirements and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on our results of operations, financial position or cash flows.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on our results of operations, financial position or cash flows.

         On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, which are entities for which control is achieved through means other than through voting rights. Our management has completed an analysis of FIN 46 and has determined that we do not have any variable interest entities.

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

   If Our Medicaid and SCHIP Contracts Are Terminated or Are Not Renewed, Our Business Will Suffer.

         We provide managed care programs and selected services to individuals receiving benefits under Medicaid, including SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between June 30, 2003 and December 31, 2003. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2002. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

   Regulations May Decrease the Profitability of Our Health Plans.

         Our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. To date no rebates have been required. This regulatory requirement, changes in this requirement or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The state of Texas has implemented this requirement and is enforcing a penalty provision for failure to pay claims in a timely manner. Failure to meet this requirement can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

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

   Compliance with New Government Regulations May Require Us to Make Significant Expenditures.

In August 2000, HHS issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We are required to comply with the new regulation by October 2003. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001. Compliance with this regulation was required by April 14, 2003. We are in compliance with this regulation. On February 20, 2003 HHS published the final HIPAA security regulations. The security regulations became effective on April 21, 2003. Compliance with the security regulations will be required by April 21, 2005. These regulations will require covered entities to implement administrative, physical and technical safeguards to protect electronic health information maintained or transmitted by the organization.

         The Bush Administration's issuance of new regulations and its review of existing regulations, the states' ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with the relatively new regulatory landscape difficult. Our existing programs and systems may not enable us to comply in all respects with the new security regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which are not expected to exceed $500,000 in 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states. The new regulations and the related compliance costs could have a material adverse effect on our business.

   Changes in Federal Funding Mechanisms May Reduce Our Profitability.

         In February 2003, the Bush Administration proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive combined Medicaid-SCHIP "allotments" for acute and long-term health care for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted, or if so, how it may change from the initial proposal. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

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

   Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

         Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 83.4% for the three months ended March 31, 2003, 82.3% for 2002, 82.8% for 2001 and 84.3% for 2000,
but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

   Difficulties in Executing Our Acquisition Strategy Could Adversely Affect Our Business.

         Historically, the acquisition of Medicaid businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets has accounted for a significant amount of our growth. For example, our acquisition of 80% of the equity of UHP on December 1, 2002, accounted for 30.3% of the increase in our membership for the year ended December 31, 2002 compared to 2001. Many of the other potential purchasers of Medicaid assets have greater financial resources than we have. In addition, many of the sellers are interested either in (1) selling, along with their Medicaid assets, other assets in which we do not have an interest or (2) selling their companies, including their liabilities, as opposed to the assets of their ongoing businesses.

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

   We Derive All of Our Premium Revenues from Operations in Four States, and Our Operating Results Would be Materially Affected by a Decrease in Revenues or Profitability in Any One of Those States.

         Operations in Wisconsin, Texas, Indiana and New Jersey account for most of our revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. In the first half of 2001, our membership in Indiana declined by approximately 46,000 due to a subcontracting provider organization terminating a percent-of-premium arrangement. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Investments

         As of March 31, 2003, we had short-term investments of $8.7 million and long-term investments of $103.7 million, including restricted deposits of $16.5 million. The short-term investments consisted of highly liquid securities with maturities between three and twelve months. The long-term investments consisted of municipal bonds, U.S. agencies and U.S. Treasury investments, and had original maturities greater than one year. Restricted deposits consisted of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the states' requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2003, the fair value of our fixed income investments would have decreased by $2.5 million. Similarly, a 1% decrease in market interest rates at March 31, 2003 would have resulted in an increase of the fair value of our investments of $2.5 million. Declines in interest rates over time will reduce our investment income.

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

Compliance Costs

         Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the security regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $500,000 in 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

ITEM 4.  CONTROLS AND PROCEDURES.

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

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

          EXHIBIT
          NUMBER               DESCRIPTION
          ------               -----------
           99.1                Certification Pursuant to 18 U.S.C. Section 1350,
                               as Adopted Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 30, 2003.

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

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

4. Karey L. Witty, the Senior Vice President, Chief Financial Officer and Treasurer of Centene Corporation, and I:

         - are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules, Rule 13a-14 and 15d-14) for Centene Corporation;

         - have designed such disclosure controls and procedures to ensure that material information relating to Centene Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

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

Date: April 30, 2003

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

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

4. Michael F. Neidorff, the President and Chief Executive Officer of Centene Corporation, and I:

         - are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules, Rule 13a-14 and 15d-14) for Centene Corporation;

         - have designed such disclosure controls and procedures to ensure that material information relating to Centene Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

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

Date: April 30, 2003

                                              /s/ Karey L. Witty
                                              ---------------------------------
                                              Karey L. Witty
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (principal financial and
                                              accounting officer)