Form 10-Q
period 2003-06-30
CENTENE CORP
filed 2003-07-28
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-33395

CENTENE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-1406317
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7711 CARONDELET AVENUE, SUITE 800
ST. LOUIS, MISSOURI	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
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
[X] Yes [  ] No

     As of July 18, 2003, the registrant had 16,606,059 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,422	$59,656
Premium and related receivables, net of allowances of $246 and $219, respectively	16,739	16,773
Short-term investments, at fair value (amortized cost $9,396 and $9,687, respectively)	9,405	9,571
Deferred income taxes	1,688	2,846
Other current assets	6,574	4,243

Total current assets	77,828	93,089
Long-term investments, at fair value (amortized cost $94,813 and $78,025, respectively)	96,489	79,666
Restricted deposits, at fair value (amortized cost $19,840 and $15,561, respectively)	20,068	15,762
Property and equipment, net	8,202	6,295
Intangible assets, net	13,039	10,695
Deferred income taxes	726	472
Other assets	4,062	4,348

Total assets	$220,414	$210,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$87,101	$91,181
Accounts payable and accrued expenses	9,810	10,748
Other current liabilities	30	—

Total current liabilities	96,941	101,929
Other liabilities	5,641	5,334

Total liabilities	102,582	107,263
Minority interest	7	881
Stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares; 16,606,059 and 16,243,649 shares issued and outstanding, respectively	17	16
Additional paid-in capital	73,026	72,372
Accumulated other comprehensive income:
Net unrealized gain on investments, net of tax	1,204	1,087
Retained earnings	43,578	28,708

Total stockholders’ equity	117,825	102,183

Total liabilities and stockholders’ equity	$220,414	$210,327

The accompanying notes are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues:
Premiums	$182,900	$107,503	$359,112	$203,152
Services	3,332	107	4,554	211

Total revenues	186,232	107,610	363,666	203,363

Expenses:
Medical costs	152,404	88,109	299,311	167,053
Cost of services	2,613	86	3,588	168
General and administrative expenses	20,879	11,697	40,284	22,162

Total operating expenses	175,896	99,892	343,183	189,383

Earnings from operations	10,336	7,718	20,483	13,980
Other income (expense):
Investment and other income, net	1,257	976	2,231	1,891
Interest expense	(4)	(11)	(31)	(11)

Earnings before income taxes	11,589	8,683	22,683	15,860
Income tax expense	4,462	3,449	8,695	6,327
Minority interest	581	—	881	—

Net earnings	$7,708	$5,234	$14,869	$9,533

Earnings per common share, basic:
Net earnings per common share	$0.47	$0.34	$0.91	$0.62
Earnings per common share, diluted:
Net earnings per common share	$0.43	$0.30	$0.83	$0.56
Shares used in computing per share amounts:
Basic	16,484,945	15,483,915	16,409,291	15,311,427
Diluted	17,803,016	17,319,569	17,829,558	17,152,775

The accompanying notes are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net earnings	$14,869	$9,533
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	2,761	975
Stock compensation expense	108	49
Minority interest	(881)	—
Gain on sale of investments	(777)	(307)
Loss on disposal of equipment	44	—
Changes in assets and liabilities —
Decrease (increase) in premium and related receivables	1,205	(492)
Increase in other current assets	(2,065)	(1,676)
Decrease (increase) in deferred income taxes	836	(555)
Decrease (increase) in other assets	286	(106)
(Decrease) increase in medical claims liabilities	(4,081)	3,992
Decrease in accounts payable and accrued expenses	(3,248)	(2,497)
Increase in other current liabilities	30	—
Increase in other liabilities	308	—

Net cash provided by operating activities	9,395	8,916

Cash flows from investing activities:
Purchase of property and equipment	(2,561)	(2,431)
Purchase of investments	(103,310)	(87,328)
Sales and maturities of investments	83,196	29,093
Contract acquisitions	(561)	—
Investment in subsidiary	(1,734)	(3,193)
Proceeds from disposal of equipment	11	—

Net cash used in investing activities	(24,959)	(63,859)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	10,304
Extinguishment of acquired liabilities	(1,218)	—
Proceeds from exercise of stock options	548	108

Net cash (used in) provided by financing activities	(670)	10,412

Net decrease in cash and cash equivalents	(16,234)	(44,531)

Cash and cash equivalents, beginning of period	59,656	88,867

Cash and cash equivalents, end of period	$43,422	$44,336

Supplemental disclosures of cash flow information:
Interest paid	$42	$—
Income taxes paid	$8,580	$9,282

The accompanying notes are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.     ORGANIZATION

Centene Corporation (Centene or the Company) provides managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene operates under its own state licenses in Wisconsin, Texas, Indiana and New Jersey. In addition, the Company contracts with other healthcare organizations to provide specialty services including behavioral health, nurse triage and pharmacy compliance.

Centene’s managed care organization subsidiaries include Managed Health Services Insurance Corp. (MHSIC), a wholly owned Wisconsin corporation; Superior HealthPlan, Inc, (Superior), a wholly owned Texas corporation; Coordinated Care Corporation Indiana, Inc. (CCCI), a wholly owned Indiana corporation; and University Health Plans, Inc. (UHP), an 80% owned New Jersey corporation.

Centene’s other subsidiaries include Centene Management Corporation (CMC), a wholly owned Wisconsin corporation; Bankers Reserve Life Insurance Company of Wisconsin (Bankers Reserve), a wholly owned Wisconsin corporation that the Company purchased in March of 2002; NurseWise, LP (NurseWise), a wholly owned Delaware corporation that was formed in August of 2002; Cenphiny, Inc. (Cenphiny), a wholly owned Delaware corporation that was incorporated in December of 2002; and Group Practice Affiliates, LLC (GPA), a 63.7% owned joint venture, purchased in March of 2003.

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

On May 27, 2003, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend, payable July 11, 2003 to shareholders of record on June 20, 2003. All share, per share and stockholders equity amounts have been restated to reflect this stock split.

Certain 2002 amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings, as reported	$7,708	$5,234	$14,869	$9,533
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	614	94	977	135

Pro forma net earnings	$7,094	$5,140	$13,892	$9,398

Earnings per common share:
Basic, as reported	$0.47	$0.34	$0.91	$0.62
Basic, pro forma	0.43	0.33	0.85	0.61
Diluted, as reported	$0.43	$0.30	$0.83	$0.56
Diluted, pro forma	0.40	0.30	0.78	0.55
Shares used in computing per share amounts:
Basic	16,484,945	15,483,915	16,409,291	15,311,427
Diluted	17,803,016	17,319,569	17,829,558	17,152,775

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which required that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a significant impact on the net income or equity of the Company. The Company has guaranteed that one of its HMO subsidiaries shall have and maintain capital and surplus at least in the minimum amount required by law. The maximum amount of payments required under this guarantee is based on state requirements, however, the capital of this HMO exceeded the amount required at June 30, 2003. There are no recourse provisions to offset payments made under this guarantee arrangement.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” was issued. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s results of operations, financial position or cash flows.

On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

In April 2003, SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying and certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial statements.

4.     EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings	$7,708	$5,234	$14,869	$9,533

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	16,484,945	15,483,915	16,409,291	15,311,427
Dilutive effect of stock options (as determined by applying the treasury stock method)	1,318,071	1,835,654	1,420,267	1,841,348

Weighted average number of common shares and potential dilutive common shares outstanding	17,803,016	17,319,569	17,829,558	17,152,775

Earnings per common share, basic:
Net earnings per common share	$0.47	$0.34	$0.91	$0.62
Earnings per common share, diluted:
Net earnings per common share	$0.43	$0.30	$0.83	$0.56

5.     JOINT VENTURE - GROUP PRACTICE AFFILIATES

Effective March 1, 2003, Cenphiny, a wholly owned subsidiary of Centene, acquired a 63.7% ownership interest in Group Practice Affiliates, LLC. GPA, an Atlanta, Georgia-based behavioral healthcare services company, serves over 700,000 individuals, including a portion of Centene’s Texas membership, in three states through a combination of networks, groups and schools.

Cenphiny paid approximately $4,300 in cash for its investment in GPA. The cost to acquire the ownership interest has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of approximately $1,775. The goodwill is not amortized and is not deductible for tax purposes.

The consolidated financial statements include the results of operations of GPA since March 1, 2003. In accordance with ARB No. 51, “Consolidated Financial Statements,” the minority interests’ share of GPA’s deficit is shown as an additional component of goodwill of $450. In addition, Centene is recognizing 100% of GPA’s earnings or losses subsequent to the date of investment until the historical partners’ equity in GPA becomes positive.

Cenphiny may be required to make an additional investment, which is estimated not to exceed $1,700, by June 2004 based on GPA’s 2003 performance and other factors. Conversely, certain post-closing adjustments based on GPA’s 2003 performance and other factors may result in an increase of Cenphiny’s ownership percentage. After a three-year term of the joint venture, Cenphiny will have the option to acquire any remaining interest in GPA. Similarly, the minority interest partners will have the option to sell any remaining interest in GPA to Cenphiny after the three-year term. Any purchase or sale of the remaining partners’ interests will be equal to the fair market value of the partners’ interests as of the date of the notice.

6.     CONTRACT ACQUISITIONS

Effective March 1, 2003, Cenphiny purchased contract and name rights of ScriptAssist, LLC (ScriptAssist), a medication compliance company. Cenphiny is administering the purchased contracts under the ScriptAssist name. ScriptAssist uses various approaches and medical expertise to promote adherence to prescription drugs.

Cenphiny paid approximately $561 in cash in connection with the purchase from ScriptAssist. Cenphiny allocated the entire purchase price of $561 to identifiable intangible assets, representing the value assigned to acquired contracts, which is being amortized on a straight-line basis over a period of five years, the expected period of benefit.

7.     SEGMENT INFORMATION

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

With the acquisition of 63.7% of GPA and the purchase of ScriptAssist assets on March 1, 2003, Centene began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty services including behavioral health, nurse triage and pharmacy compliance functions.

Revenues and earnings from operations from third parties for the three months and six months ended June 30, 2003, from Centene’s Specialty Services segment represented less than 4.0% of the Company’s consolidated revenues and earnings from operations. As a result, financial information by segment as of and for the three months and six months ended June 30, 2003, has not been presented.

8.     COMPREHENSIVE INCOME

Differences between net earnings and total comprehensive income resulted from changes in unrealized gains and losses on investments available for sale, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings	$7,708	$5,234	$14,869	$9,533
Changes in unrealized gains on investments available for sale	100	657	184	144
Tax effect of changes in unrealized gains	(37)	(243)	(67)	(53)

Total comprehensive income	$7,771	$5,648	$14,986	$9,624

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2002. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors that May Affect Future Results and the Trading Price of Our Common Stock.”

OVERVIEW

     We provide managed care programs and related services to individuals receiving benefits under Medicaid, including Supplemental Security Income, or SSI, and the State Children’s Health Insurance Program, or SCHIP. We have health plans in Wisconsin, Texas, Indiana and New Jersey. In addition, we contract with other healthcare organizations to provide specialty services including behavioral health, nurse triage and pharmacy compliance.

     Effective March 1, 2003, we acquired a 63.7% ownership interest in Group Practice Affiliates, or GPA. GPA, an Atlanta, Georgia-based behavioral healthcare services company, serves over 700,000 individuals in three states through a combination of networks, groups and schools, including a portion of our membership. The joint venture investment is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid $4.3 million in cash for our investment in GPA. We may be required to make an additional investment of up to $1.7 million by June 2004 based on GPA’s 2003 performance and other factors. Conversely, certain post-closing adjustments based on GPA’s 2003 performance and other factors may result in our ownership percentage increasing. After a three-year term of the joint venture, we will have the option to acquire any remaining interest in GPA. Similarly the minority interest partners will have the option to sell any remaining interest in GPA to us after the three-year term. Any purchase or sale of the remaining partners’ interests will be made at a price equal to the fair market value of the partners’ interests as of the date of the notice.

     Also effective March 1, 2003, we purchased contract and name rights of ScriptAssist, a medication compliance company, for $561,000 in cash. We are administering the purchased contracts under the ScriptAssist name. ScriptAssist uses various approaches and medical expertise to promote adherence to prescription drugs. The asset acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. As a result of the ScriptAssist transaction, $561,000 was allocated to an intangible asset, purchased contract rights. We are amortizing the contract rights on a straight-line basis over five years, the period expected to be benefited.

     On December 1, 2002, we acquired 80% of the outstanding capital stock of University Health Plans, or UHP, from University of Medicine and Dentistry of New Jersey, or UMDNJ, which continues to own the remaining capital stock of UHP. UHP is a managed health plan operating in 15 counties in New Jersey. We paid an aggregate purchase price of $10.6 million for our interest in UHP. In connection with the acquisition, we entered into an investor rights agreement with UMDNJ providing that, among other things:

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

     In June 2003 we entered into a definitive agreement under which we expect to acquire, in the third quarter of 2003, the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market for a purchase price of $1.0 million in cash. This acquisition will add 21,000 members to our existing base of 24,000 members in San Antonio.

     With our acquisition of 63.7% of GPA and our purchase of ScriptAssist assets, we began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of our health plans, including all of the functions needed to operate them. The Specialty Services segment consists of our specialty services, including our behavioral health, nurse triage and pharmacy compliance functions. Our consolidated financial statements for the three months and six months ended June 30, 2003 are not presented by segment because revenues and earnings from operations from third parties from our Specialty Services segment represented less than 4.0% of consolidated revenues and earnings from operations for each such period.

     REVENUES

     We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premiums during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. We generate services revenues, for providing services on a non-risk basis to SSI members through our Medicaid managed care organizations, and for providing behavioral health, nurse triage and pharmacy compliance services to other healthcare entities.

     Premiums collected in advance are recorded as unearned premiums. Premiums due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management’s judgment on the collectibility of these accounts. As we generally receive premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue and does not have a material impact on the presentation of our financial condition, changes in financial position or results of operations.

     The primary driver of our increasing revenues has been membership growth. We have increased our membership through internal growth and acquisitions. From June 30, 2002 to June 30, 2003, we increased our membership by 57%. The following table sets forth our membership by state:

	June 30,

	2003	2002

Wisconsin	145,600	123,900
Texas	131,400	61,900
Indiana	109,000	92,800
New Jersey	52,700	—

Total	438,700	278,600

     The following table sets forth our membership by line of business:

	June 30,

	2003	2002

Medicaid (excluding SSI)	361,700	250,800
SCHIP	68,800	25,200
SSI	8,200	2,600

Total	438,700	278,600

     Our membership increased by 24,000 members in Texas due to the purchase of SCHIP contract rights from Texas Universities Health Plan in the third and fourth quarters of 2002. In addition, two competing plans exited the Austin, Texas market during 2002. As a result, our Texas plan increased its membership by 28,000 lives. This increase includes 12,000 lives that we are managing for the state of Texas on an interim basis and that will become part of a re-procurement process scheduled for mid-2004. We entered the New Jersey market through our acquisition of 80% of the equity of UHP in December 2002. The remaining membership increases in our Wisconsin, Texas and Indiana markets resulted from additions to our provider network and growth in the number of Medicaid beneficiaries.

     OPERATING EXPENSES

     Our operating expenses include medical costs, cost of services, and general and administrative expenses.

     Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims, and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuarial consultants who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claims costs will not materially differ from our estimates.

     Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our health benefits ratio represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our health benefits ratios by member category and in total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Medicaid (excluding SSI)	82.4%	82.0%	82.4%	82.2%
SSI	103.3	—	103.7	—
Total	83.3	82.0	83.3	82.2

     While our core Medicaid business remained consistent between periods, the addition of the SSI members in New Jersey in December 2002 has caused our heath benefits ratio to increase. The health benefits ratio for SSI is affected by a low membership base, which subjects us to volatility. We expect the health benefits ratio for SSI to decrease as these members become fully integrated into our medical management programs and our membership base grows within the state of New Jersey as well as in new markets.

     Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to the clinics and supporting facilities and equipment used to provide services.

     Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to health plans and our centralized functions that support all of our business units. The major centralized functions are claims processing, information systems, finance, medical management support, human resources and administration. Our general and administrative expenses ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The following table sets forth the general and administrative expenses ratios by business segment and in total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Medicaid Managed Care	10.3%	10.9%	10.4%	11.0%
Specialty Services	32.2	—	30.2	—
Total	11.2	10.9	11.1	11.0

     OTHER INCOME (EXPENSE)

     Other income (expense) consists principally of investment income and interest expense.

-	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

-	Interest expense reflects non-use fees paid to a bank in conjunction with our revolving credit facility.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Revenues

     Premiums for the six months ended June 30, 2003 increased $156.0 million, or 76.8%, to $359.1 million from $203.2 million for the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas SCHIP contracts and the acquisition of 80% of the outstanding capital stock of UHP. In addition, we received weighted average rate increases effective January 1, 2003 of 1.0% in Indiana and 4.3% in Wisconsin.

     Services revenues for the six months ended June 30, 2003 increased $4.3 million to $4.6 million from $211,000 for the comparable period in 2002. This increase resulted from increases in our non-risk SSI membership in our Texas market and services revenues of GPA since March 1, 2003.

     Operating Expenses

     Medical costs for the six months ended June 30, 2003 increased $132.3 million, or 79.2%, to $299.3 million from $167.1 million for the comparable period in 2002. This increase primarily reflected the growth in our membership as described above.

     Cost of services for the six months ended June 30, 2003 increased $3.4 million to $3.6 million from $168,000 for the comparable period in 2002. This increase was due primarily to the inclusion of direct costs related to the services revenues of GPA since March 1, 2003.

     General and administrative expenses for the six months ended June 30, 2003 increased $18.1 million, or 81.8%, to $40.3 million from $22.2 million for the comparable period in 2002. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth and expanding markets.

     Other Income (Expense)

     Other income (expense) for the six months ended June 30, 2003 increased $320,000, or 17.0%, to $2.2 million from $1.9 million for the comparable period in 2002. This increase was due to a larger amount of dollars invested.

     Income Tax Expense

     For the six months ended June 30, 2003, we recorded income tax expense of $8.7 million based on a 38.3% effective tax rate. For the six months ended June 30, 2002, we recorded income tax expense of $6.3 million based on an effective tax rate of 39.9%. Our effective tax rate decreased period over period due to our investment in tax-advantaged securities and our implementation of state tax savings strategies.

     THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Revenues

     Premiums for the three months ended June 30, 2003 increased $75.4 million, or 70.1%, to $182.9 million from $107.5 million for the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas SCHIP contracts and the acquisition of 80% of the outstanding capital stock of UHP. In addition, we received weighted average rate increases effective January 1, 2003, of 1.0% in Indiana and 4.3% in Wisconsin.

     Services revenues for the three months ended June 30, 2003 increased $3.2 million to $3.3 million from $107,000 for the comparable period in 2002. This increase resulted from increases in our non-risk SSI membership in our Texas market and a full quarter of services revenues of GPA, which we acquired March 1, 2003.

     Operating Expenses

     Medical costs for the three months ended June 30, 2003 increased $64.3 million, or 73.0%, to $152.4 million from $88.1 million for the comparable period in 2002. This increase primarily reflected the growth in our membership as described above.

     Cost of services for the three months ended June 30, 2003 increased $2.5 million to $2.6 million from $86,000 for the comparable period in 2002. This increase was due primarily to the inclusion of direct costs related to the services revenue of GPA.

     General and administrative expenses for the three months ended June 30, 2003 increased $9.2 million, or 78.5%, to $20.9 million from $11.7 million for the comparable period in 2002. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth and expanding markets.

     Other Income (Expense)

     Other income (expense) for the three months ended June 30, 2003 increased $288,000, or 29.8%, to $1.3 million from $965,000 for the comparable period in 2002. This increase was due to a larger amount of dollars invested.

     Income Tax Expense

     For the three months ended June 30, 2003, we recorded income tax expense of $4.5 million based on a 38.5% effective tax rate. For the three months ended June 30, 2002, we recorded income tax expense of $3.4 million based on an effective tax rate of 39.7%. Our effective tax rate decreased period over period due to our investment in tax-advantaged securities and our implementation of state tax savings strategies.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities provided cash of $9.4 million for the six months ended June 30, 2003 compared to $8.9 million for the six months ended June 30, 2002. This increase was due to continued profitability and an increase in membership, partially offset by a decrease in medical claims liabilities and payment of accrued income taxes.

     Our investing activities used cash of $25.0 million for the six months ended June 30, 2003 and $63.9 million for the comparable period in 2002. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of June 30, 2003, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper, and instruments of U.S. government-backed agencies and the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average annualized portfolio yield was 5.5% for the six months ended June 30, 2003 and 6.9% for the year ended December 31, 2002 (exclusive of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment). Our yield decreased due to our investment in tax-advantaged securities in the first quarter of 2003 and the third and fourth quarters of 2002, as well as a decrease in the overall interest rate environment.

     Our financing activities used cash of $670,000 for the six months ended June 30, 2003 and provided cash of $10.4 million for the six months ended June 30, 2002. The use of cash for the six months ended June 30, 2003 was due to the elimination of liabilities acquired as part of the GPA acquisition, partially offset by proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2002 was primarily due to the proceeds from the issuance of common stock through a follow-on public offering completed in May 2002.

     On July 22, 2003 we filed a registration statement with the SEC under which we propose to offer to the public 3,000,000 shares of common stock. If this offering is completed, we intend to use our net proceeds for working capital and other general corporate purposes, which may include acquisitions of businesses, assets and technologies that are complementary to our business. We may use proceeds to acquire Medicaid and SCHIP businesses, specialty services businesses and contract rights in order to increase our membership and to expand our business into new service areas. For example, we have three pending matters for which we may use a portion of the net proceeds:

•	In June 2003 we entered into a definitive agreement under which we expect to acquire, in the third quarter of 2003, the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market for a purchase price of $1.0 million in cash.

•	We are party to a non-binding letter of intent that would expand our programs into a new state for a proposed purchase price of less than $7 million in cash. This proposed acquisition is in an early stage of diligence and negotiation, and there can be no assurance that the acquisition will be completed.

•	We may elect, at any time prior to September 1, 2003, to purchase those shares of University Health Plans that we do not currently own, for a cash purchase price of $2.6 million.

Although we have evaluated other possible acquisitions from time to time, we currently have no other commitments or agreements to make any acquisitions, and we cannot assure you that we will make any other acquisitions in the future. We also apply proceeds to fund working capital to:

•	increase market penetration within our current service areas;

•	pursue opportunities for the development of new markets;

•	expand services and products available to our members; and

•	strengthen our capital base by increasing the statutory capital of our health plan subsidiaries.

We have not determined the amount of net proceeds, if any, to be used specifically for the foregoing purposes. As a result, our management will have broad discretion to allocate any net proceeds of the public offering. Alternatively, we may choose to use existing funds for some or all of the foregoing purposes. For example, effective March 1, 2003, we acquired a 63.7% interest in GPA for $4.3 million and purchased assets of ScriptAssist for $561,000. Pending application of any such net proceeds, we intend to invest the net proceeds in short-term, investment-grade, interest-bearing instruments, repurchase agreements and high-grade corporate notes.

     Our capital expenditures consist primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We purchased $2.6 million of capital assets during the six months ended June 30, 2003, and we anticipate spending $5.1 million for additional capital expenditures during the remainder of 2003 on office and market expansions and system upgrades.

     In July 2003, we purchased the building in which our corporate headquarters in Saint Louis, Missouri are located for an aggregate purchase price of $12.5 million. We paid the purchase price in cash, and we currently are negotiating with a bank to borrow $8.0 million under a non-recourse mortgage loan arrangement to replenish a portion of the cash purchase price.

     Our principal contractual obligations at June 30, 2003 consisted of obligations under operating leases and estimated mortgage obligations for our corporate headquarters purchase. The significant non-cancelable lease and mortgage payments over the next five years and beyond are as follows (in thousands):

Payments Due

July 1 through December 31, 2003	$2,774
2004	5,309
2005	4,707
2006	4,102
2007	3,520
Thereafter	14,166

Total	$34,578

     Effective May 1, 2003, we extended our $25 million revolving line of credit facility with LaSalle Bank N.A. until May 2004. The facility has interest rates based on LaSalle’s prime rate and LIBOR. We have granted a security interest in the common stock of our subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We are required to obtain LaSalle’s consent to any proposed acquisition that would result in a violation of any of the covenants contained in the facility. As of June 30, 2003, we were in compliance with all covenants and no funds had been drawn on the facility.

     At June 30, 2003, we had working capital, defined as current assets less current liabilities, of $(19.1) million as compared to $(8.8) million at December 31, 2002. Our working capital is often minimal and sometimes negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

     Cash, cash equivalents and short-term investments were $52.8 million at June 30, 2003 and $69.2 million at December 31, 2002. Long-term investments were $116.6 million at June 30, 2003 and $95.4 million at December 31, 2002, including restricted deposits of $20.1 million at June 30, 2003 and $15.8 million at December 31, 2002. Cash and investments held by our unregulated entities totaled $41.5 million at June 30, 2003. Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

     Our operations are conducted through our subsidiaries. As managed care organizations, our subsidiaries are subject to state regulations that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity’s level of statutory net income and statutory capital and surplus.

     Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2003, our subsidiaries had aggregate statutory capital and surplus of $50.2 million, compared with the required minimum aggregate statutory capital and surplus requirements of $25.8 million.

     The National Association of Insurance Commissioners adopted guidelines which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. As of December 31, 2002, our Wisconsin and Texas health plans were in compliance with risk-based capital requirements. Indiana has adopted risk-based capital rules that will take effect as of December 31, 2004. The managed care organization rules, if adopted by New Jersey, may increase the minimum capital required for our health plans in New Jersey. We continue to monitor these requirements in Indiana and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on our results of operations, financial position or cash flows.

     In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which required that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

     In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a significant impact on our net income or equity. We have guaranteed that one of our HMO subsidiaries shall have and maintain capital and surplus at least in the minimum amount required by law. The maximum amount of payments required under this guarantee is based on state requirements, however, the capital of this HMO exceeded the amount required at June 30, 2003. There are no recourse provisions to offset payments made under this guarantee arrangement.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” was issued. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No.

148 did not have a material impact on our results of operations, financial position or cash flows.

     On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, which are entities for which control is achieved through means other than through voting rights. Our management has completed an analysis of FIN 46 and has determined that we do not have any variable interest entities.

     In April 2003, SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying and certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not expect that adoption of SFAS No. 149 will have a material impact on our financial statements.

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

     RISKS RELATED TO BEING A REGULATED ENTITY

     Reductions in Medicaid and SCHIP Funding Could Substantially Reduce Our Profitability.

     Nearly all of our revenues come from Medicaid and SCHIP premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid and SCHIP premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid and SCHIP programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid and SCHIP. We believe that reductions in Medicaid and SCHIP payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

     If Our Medicaid and SCHIP Contracts Are Terminated or Are Not Renewed, Our Business Will Suffer.

     We provide managed care programs and selected services to individuals receiving benefits under Medicaid, including SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between August 31, 2003 and June 30, 2004. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2002. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

     For example, Congress has considered various forms of patient protection legislation commonly known as Patients’ Bills of Rights. We cannot predict the impact of this legislation, if adopted, on our business.

     Regulations May Decrease the Profitability of Our Health Plans.

     Our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. Similarly, our New Jersey plans are required to pay a rebate to the state in the event their health benefits ratio is less than 80%. To date we have not been required to pay any rebate under either the Texas or New Jersey regulations. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The states of Texas and New Jersey have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

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

     Failure to Comply with Government Regulations Could Subject Us to Civil and Criminal Penalties.

     Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare. Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SSI and SCHIP programs. If we were to become subject to these penalties or exclusions as the result of our actions or omissions, or our inability to monitor the compliance of our providers, it would negatively impact our ability to operate our business. For example, failure to pay our providers promptly could result in the imposition of fines and other penalties. In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. Further, HIPAA imposes civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of most individually identifiable health information. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which would entitle patients to seek monetary damages for violations of the privacy rules.

     Compliance with New Government Regulations May Require Us to Make Significant Expenditures.

     On August 17, 2000, the United States Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We are required to comply with the new regulation by October 2003. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001 and for which compliance was required by April 14, 2003. We are taking steps to enhance the privacy initiatives of GPA, which we acquired in March 2003, in order for these initiatives to be consistent with the privacy initiatives implemented in our other operations. On February 20, 2003 HHS published the final HIPAA security regulations. The security regulations became effective on April 21, 2003. Compliance with the security regulations is required by April 21, 2005. These regulations will require covered entities to implement administrative, physical and technical safeguards to protect electronic health information maintained or transmitted by the organization.

     The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with the relatively new regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with the new security regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which are not expected to exceed $500,000 in 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

     Changes in Federal Funding Mechanisms May Reduce Our Profitability.

     In February 2003, the Bush Administration proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive combined Medicaid-SCHIP “allotments” for acute and long-term health care for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted, or if so, how it may change from the initial proposal. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

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

     We principally operate through our health plan subsidiaries. If funds normally available to us become limited in the future, we may need to rely on dividends and distributions from our subsidiaries to fund our operations. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries’ request to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy.

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

Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

     Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 83.3% for the six months ended June 30, 2003, 82.3% for 2002, 82.8% for 2001 and 84.3% for 2000, but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

     Difficulties in Executing Our Acquisition Strategy Could Adversely Affect Our Business.

     Historically, the acquisition of Medicaid businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets has accounted for a significant amount of our growth. For example, our acquisition of 80% of the equity of University Health Plans, or UHP, on December 1, 2002, accounted for 30.3% of the increase in our membership for the year ended December 31, 2002 compared to 2001. Many of the other potential purchasers of Medicaid assets have greater financial resources than we have. In addition, many of the sellers are interested either in (a) selling, along with their Medicaid assets, other assets in which we do not have an interest or (b) selling their companies, including their liabilities, as opposed to the assets of their ongoing businesses.

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

If Competing Medicaid Managed Care Programs are Unwilling to Purchase Specialty Services From Us, We May Be Unable to Successfully Implement Our Strategy of Diversifying Our Business Lines.

     We are seeking to diversify, broaden our business lines into areas that complement our Medicaid business in order to grow our revenue stream and balance our dependence on Medicaid risk reimbursement. Effective March 1, 2003, for example, we acquired a 63.7% interest in GPA, a behavioral health services company, and purchased contract and name rights of ScriptAssist, a medication compliance company. In order to diversify our business, we must succeed in selling the services of GPA, ScriptAssist and any other specialty subsidiaries not only to our managed care plans, but to programs operated by third parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our Medicaid programs. Our inability to market specialty services to other Medicaid programs may impair our ability to execute our business strategy.

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

We Derive All of Our Premium Revenues from Operations in Four States, and Our Operating Results Would be Materially Affected by a Decrease in Premium Revenues or Profitability in Any One of Those States.

     Operations in Wisconsin, Texas, Indiana and New Jersey account for all of our premium revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. For example, in the first half of 2001, our membership in Indiana declined by approximately 46,000 due to a subcontracting provider organization terminating a percent-of-premium arrangement. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

If We Are Unable to Maintain Satisfactory Relationships with Our Provider Networks, Our Profitability Will Be Harmed.

     Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be cancelled by either party without cause upon 90 to 120 days’ prior written notice. We cannot assure you that we will be able to continue to renew our existing contracts or enter into new contracts enabling us to service our members profitably.

     From time to time providers assert or threaten to assert claims seeking to terminate noncancelable agreements due to alleged actions or inactions by us. Even if these allegations represent attempts to avoid or renegotiate contractual terms that have become economically disadvantageous to the providers, it is possible that in the future a provider may pursue such a claim successfully. In addition, we are aware that other managed care organizations have been subject to class action suits by physicians with respect to claim payment procedures, and we may be subject to similar claims. Regardless of whether any claims brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

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

     Claims Relating to Medical Malpractice Could Cause Us to Incur Significant Expenses.

     Our providers and employees involved in medical care decisions may be subject to medical malpractice claims. In addition, some states, including Texas, have adopted legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability. Even if any claims brought against us are unsuccessful or without merit, they would still be time-consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

Growth in the Number of Medicaid-Eligible Persons During Economic Downturns Could Cause Our Operating Results and Stock Prices to Suffer if State and Federal Budgets Decrease or Do Not Increase.

     Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. We cannot predict the impact of changes in the United States economic environment or other economic or political events, including acts of terrorism or related military action, on federal or state funding of healthcare programs or on the size of the population eligible for the programs we operate. If federal funding decreases or remains unchanged while our membership increases, our results of operations will suffer.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENTS

     As of June 30, 2003, we had short-term investments of $9.4 million and long-term investments of $116.6 million, including restricted deposits of $20.1 million. The short-term investments consisted of highly liquid securities with maturities between three and twelve months. The long-term investments consisted of municipal bonds and instruments of U.S. government-backed agencies and the U.S. Treasury, and had original maturities greater than one year. Restricted deposits consisted of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2003, the fair value of our fixed income investments would have decreased by $2.9 million. Similarly, a 1% decrease in market interest rates at June 30, 2003 would have resulted in an increase of the fair value of our investments of $2.9 million. Declines in interest rates over time will reduce our investment income.

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

COMPLIANCE COSTS

     Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the security regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $500,000 in 2003. We incurred implementation cost of $179,000 in the six months ended June 30, 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

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

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Aurora Health Care, Inc., or Aurora, provides medical professional services to our Wisconsin health plan subsidiary, Managed Health Services, or MHS. In May 2003 Aurora filed a lawsuit against MHS in the Milwaukee County Circuit Court disputing MHS’s interpretation of its contract with Aurora and claiming that, as a result of such interpretation, MHS had failed to adequately reimburse Aurora for services rendered to MHS’s Medicaid members during the period from 1998 to 2003. The claim seeks damages totaling $7.9 million. MHS disputes the claim, has filed an answer and discovery requests against Aurora, and plans to vigorously defend against the matter. While the case is in the early stages of litigation, we do not expect the matter will have a material effect on our business or financial position.

     In addition, we may become subject to legal proceedings in the normal course of our business. We are not currently subject to any legal proceedings that will materially affect our business or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of stockholders on May 6, 2003. At the meeting, Edward L. Cahill and Robert K. Ditmore were reelected as Class II Directors, while David L. Steward was elected as a new Class II Director. The votes with respect to each nominee (without giving effect to the three-for-two split of our common stock effected as a common stock dividend paid as of July 11, 2003) are set forth below:

	Total Vote for	Total Vote Withheld From
	Each Director	Each Director

Mr. Cahill	8,138,263	726,170
Mr. Ditmore	8,137,763	726,670
Mr. Steward	8,280,876	583,557

     Additional directors of the company whose terms of office continued after the meeting are Samuel E. Bradt, Michael F. Neidorff, Claire W. Johnson and Richard P. Wiederhold.

     At the meeting, our stockholders approved our 2003 Stock Incentive Plan by a vote of 6,614,776 shares for, 1,285,263 shares against and 964,384 shares abstaining and approved our Short-Term Executive Compensation Plan by a vote of 7,767,048 shares for, 932,435 shares against and 164,950 shares abstaining.

ITEM 5.    OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

10.1	First Amendment dated as of May 1, 2003 to Loan Agreement by and between LaSalle Bank National Association and Centene Corporation

10.2	Agreement of Purchase and Sale dated as of April 24, 2003 by and between The Realty Associates Fund IV, L.P., as seller, and Centene Management Corporation, as purchaser

31.1	Certification of President and Chief Executive Officer pursuant to Rule 139-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 139-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

     On May 1, 2003, we filed a current report on Form 8-K announcing our operating results for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 28, 2003.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff Michael F. Neidorff President and Chief Executive Officer (principal executive officer)

By:	/s/ Karey L. Witty Karey L. Witty Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)