Form 10-Q
period 2003-09-30
CENTENE CORP
filed 2003-10-27
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of October 16, 2003, the registrant had 20,063,474 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,906	$59,656
Premium and related receivables, net of allowances of $720 and $219, respectively	22,076	16,773
Short-term investments, at fair value (amortized cost $10,660 and $9,687, respectively)	10,659	9,571
Deferred income taxes	2,049	2,846
Other current assets	5,283	4,243

Total current assets	102,973	93,089
Long-term investments, at fair value (amortized cost $162,533 and $78,025, respectively)	164,685	79,666
Restricted deposits, at fair value (amortized cost $19,844 and $15,561, respectively)	20,038	15,762
Property and equipment, net	20,953	6,295
Intangible assets, net	15,232	10,695
Deferred income taxes	586	472
Other assets	3,985	4,348

Total assets	$328,452	$210,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$91,739	$91,181
Accounts payable and accrued expenses	13,471	10,748
Current portion of long-term debt and notes payable	869	—
Other current liabilities	631	—

Total current liabilities	106,710	101,929
Long-term debt	7,688	—
Other liabilities	5,504	5,334

Total liabilities	119,902	107,263
Minority interest	—	881
Stockholders’ equity:
Common stock, $.001 par value; 40,000,000 shares authorized; 20,060,949 and 16,243,649 shares issued and outstanding, respectively	20	16
Additional paid-in capital	154,775	72,372
Accumulated other comprehensive income:
Net unrealized gain on investments, net of tax	1,477	1,087
Retained earnings	52,278	28,708

Total stockholders’ equity	208,550	102,183

Total liabilities and stockholders’ equity	$328,452	$210,327

The accompanying notes are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues:
Premiums	$195,827	$116,289	$554,939	$319,441
Services	2,580	109	7,134	320

Total revenues	198,407	116,398	562,073	319,761

Expenses:
Medical costs	160,672	95,644	459,983	262,697
Cost of services	2,681	84	6,269	252
General and administrative expenses	22,414	12,642	62,698	34,804

Total operating expenses	185,767	108,370	528,950	297,753

Earnings from operations	12,640	8,028	33,123	22,008
Other income (expense):
Investment and other income, net	1,245	6,768	3,476	8,659
Interest expense	(71)	(16)	(102)	(27)

Earnings before income taxes	13,814	14,780	36,497	30,640
Income tax expense	5,110	5,507	13,805	11,833
Minority interest	—	—	881	—

Net earnings	$8,704	$9,273	$23,573	$18,807

Earnings per common share, basic:
Net earnings per common share	$0.47	$0.58	$1.38	$1.21
Earnings per common share, diluted:
Net earnings per common share	$0.44	$0.52	$1.28	$1.08
Shares used in computing per share amounts:
Basic	18,430,713	16,042,196	17,094,621	15,558,080
Diluted	19,842,145	17,750,072	18,439,050	17,348,018

The accompanying notes are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net earnings	$23,573	$18,807
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	4,299	1,534
Stock compensation expense	232	264
Minority interest	(881)	—
Gain on sale of investments	(1,188)	(632)
Loss on disposal of equipment	102	—
Changes in assets and liabilities —
Increase in premium and related receivables	(4,132)	(1,218)
Increase in other current assets	(849)	(663)
Decrease in deferred income taxes	452	248
Decrease in other assets	363	171
Increase in medical claims liabilities	558	5,629
Decrease in accounts payable and accrued expenses	(396)	(2,247)
Increase in unearned capitation premium	—	897
Increase in other current liabilities	27	—
Increase (decrease) in other liabilities	164	(659)

Net cash provided by operating activities	22,324	22,131

Cash flows from investing activities:
Purchase of property and equipment	(16,253)	(3,110)
Proceeds from disposal of equipment	11	—
Purchase of investments	(291,462)	(155,690)
Sales and maturities of investments	202,306	96,975
Contract acquisitions	(1,451)	(570)
Investment in subsidiary, net of cash acquired	(1,767)	(3,193)

Net cash used in investing activities	(108,616)	(65,588)

Cash flows from financing activities:
Net proceeds from issuance of common stock	81,403	10,317
Extinguishment of acquired liabilities	(1,218)	—
Proceeds from borrowings	8,581	—
Reduction of long-term debt	(24)	—
Cash dividends paid	(3)	—
Proceeds from exercise of stock options	803	339

Net cash provided by financing activities	89,542	10,656

Net increase (decrease) in cash and cash equivalents	3,250	(32,801)

Cash and cash equivalents, beginning of period	59,656	88,867

Cash and cash equivalents, end of period	$62,906	$56,066

Supplemental disclosures of cash flow information:
Interest paid	$85	$11
Income taxes paid	$13,479	$11,878

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

Centene’s managed care organization subsidiaries include Managed Health Services Insurance Corp. (MHSIC), a wholly owned Wisconsin corporation; Superior HealthPlan, Inc. (Superior), a wholly owned Texas corporation; Coordinated Care Corporation Indiana, Inc. (CCCI), a wholly owned Indiana corporation and University Health Plans, Inc. (UHP), a wholly owned New Jersey corporation purchased in increments in December 2002 and October 2003.

Centene’s other subsidiaries include Centene Management Company, LLC (CMC), a wholly owned Wisconsin LLC; Bankers Reserve Insurance Company of Wisconsin (Bankers Reserve), a wholly owned Wisconsin corporation that the Company purchased in March of 2002; NurseWise, LP (NurseWise), a wholly owned Delaware corporation that was formed in August of 2002; Cenphiny, Inc. (Cenphiny), a wholly owned Delaware corporation that was incorporated in December of 2002; and Group Practice Affiliates, LLC (GPA), a wholly owned California LLC purchased in increments in March and August of 2003.

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

On May 27, 2003, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable July 11, 2003 to stockholders of record on June 20, 2003. All share, per share and stockholders’ equity amounts have been restated to reflect this stock split.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings, as reported	$8,704	$9,273	$23,573	$18,807
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	400	47	1,316	182

Pro forma net earnings	$8,304	$9,226	$22,257	$18,625

Earnings per common share:
Basic, as reported	$0.47	$0.58	$1.38	$1.21
Basic, pro forma	$0.45	$0.58	$1.30	$1.20

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Diluted, as reported	$0.44	$0.52	$1.28	$1.08
Diluted, pro forma	$0.42	$0.52	$1.21	$1.07
Shares used in computing per share amounts:
Basic	18,430,713	16,042,196	17,094,621	15,558,080
Diluted	19,842,145	17,750,072	18,439,050	17,348,018

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

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which required that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a significant impact on the net income or equity of the Company. The Company has guaranteed that one of its HMO subsidiaries shall have and maintain capital and surplus at least in the minimum amount required by law. The maximum amount of payments required under this guarantee is based on state requirements, however, the capital of this HMO exceeded the amount required at September 30, 2003. There are no recourse provisions to offset payments made under this guarantee arrangement.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” was issued. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after September 30, 2003, except certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial statements.

In July 2003, SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued. Among other provisions, the SOP provides guidance on separate account presentation. The statement requires disclosure of the nature, extent and timing of minimum guarantees related to variable contracts and the amount of gains and losses recognized on assets transferred to separate accounts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of the provisions of SOP 03-1 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

4.     EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	$8,704	$9,273	$23,573	$18,807

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	18,430,713	16,042,196	17,094,621	15,558,080
Common stock equivalents (as determined by applying the treasury stock method)	1,411,432	1,707,876	1,344,429	1,789,938

Weighted average number of common shares and potential dilutive common shares outstanding	19,842,145	17,750,072	18,439,050	17,348,018

Earnings per common share, basic:
Net earnings per common share	$0.47	$0.58	$1.38	$1.21
Earnings per common share, diluted:
Net earnings per common share	$0.44	$0.52	$1.28	$1.08

5.     ACQUISITION OF GROUP PRACTICE AFFILIATES

Effective March 1, 2003, Cenphiny, a wholly owned subsidiary of Centene, acquired a 63.7% ownership interest in Group Practice Affiliates, LLC (GPA). GPA, a behavioral healthcare services company, serves over 700,000 individuals in four states through a combination of networks, groups and schools including a portion of Centene’s membership. Effective August 15, 2003, Cenphiny acquired the remaining 36.3% and now owns 100% of GPA. The consolidated financial statements include the results of operations of GPA since March 1, 2003.

Cenphiny paid approximately $5,082 for its total investment in GPA. The cost to acquire the ownership interest has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of approximately $3,786. The goodwill is not amortized and is not deductible for tax purposes.

In connection with the acquisition of the remaining 36.3% of GPA, Centene made the decision to close the Atlanta, Georgia office and transition the overhead functions provided to the Company’s other offices. This closure will result in a reduction of employment of approximately 26 people. The estimated cost of this action, $377, was accrued in the opening balance sheet. At September 30, 2003, the Company has terminated one employee in connection with this closure. The remaining accrual for severance, $200, is expected to be paid in the fourth quarter of 2003.

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

Effective August 1, 2003, Superior HealthPlan, Inc. (Superior), a wholly owned Texas corporation, acquired the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market. This transaction allows Superior to serve approximately 17,000 additional members in the state.

Superior paid approximately $890 in cash in connection with the purchase. Superior allocated the entire purchase price of $890 to identifiable intangible assets, representing the value assigned to acquired contracts, which is being amortized on a straight-line basis over a period of five years, the expected period of benefit.

7.     LONG TERM DEBT AND NOTES PAYABLE

In August 2003, the Company borrowed $8,000 under a non-recourse mortgage loan arrangement to finance a portion of its corporate headquarters building purchase price. The mortgage bears interest at the prevailing prime rate less ..25%. At September 30, 2003 the mortgage bore interest at 3.75%. Maturities on the mortgage are as follows:

October 1 through December 31, 2003	$72
2004	288
2005	288
2006	288
2007	288
2008	6,752

Total	$7,976

Additionally, in August 2003, the Company issued a $581 promissory note payable as part of the acquisition of the remaining 36.3% of GPA.

8.     SUBSEQUENT EVENTS

In September 2003, the Company signed a definitive agreement to acquire the Medicaid-related assets of Family Health Plan, Inc., a wholly owned subsidiary of Mercy Health Partners. This transaction includes the right to serve up to 24,000 of Family Health Plan’s Medicaid members in Toledo, Ohio, a new market for the Company. The purchase price is approximately $6.5 million. The Company anticipates this acquisition to be effective in the first quarter of 2004. This acquisition, if completed, will be accounted for under the purchase method of accounting.

On October 15, 2003, the Company exercised its option to purchase the remaining 20% of UHP for approximately $2.6 million.

On October 16, 2003, the Company began trading of its common stock on the New York Stock Exchange. The Company’s common stock was previously traded on the NASDAQ.

9.     SEGMENT INFORMATION

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

With the acquisition of GPA and the purchase of ScriptAssist assets on March 1, 2003, Centene began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, nurse triage and pharmacy compliance functions.

     Segment information for the nine months ended September 30, 2003, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total

Revenue from external customers	$555,044	$7,029	$—	$562,073
Revenue from internal customers	10,848	7,948	(18,796)	—

Total revenue	$565,892	$14,977	$(18,796)	$562,073

Net earnings	$21,958	$1,615	$—	$23,573

Total assets	$322,771	$5,681	$—	$328,452

     Segment information for the three months ended September 30, 2003, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total

Revenue from external customers	$195,848	$2,559	$—	$198,407
Revenue from internal customers	7,304	4,111	(11,415)	—

Total revenue	$203,152	$6,670	$(11,415)	$198,407

Net earnings	$8,497	$207	$—	$8,704

The Company evaluates performance and allocates resources based on net earnings. The accounting policies are the same as those described in the “Summary of Significant Accounting Policies” included in Note 2 of the annual consolidated financial statements. Revenue from internal customers is eliminated in consolidation.

10.     COMPREHENSIVE INCOME

Differences between net earnings and total comprehensive income resulted from changes in unrealized gains and losses on investments available for sale, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	$8,704	$9,273	$23,573	$18,807
Reclassification adjustment, net of tax	(198)	(72)	(474)	(116)
Unrealized gains on investments available for sale, net of tax	471	778	864	912

Total comprehensive income	$8,977	$9,979	$23,963	$19,603

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

     Effective August 1, 2003, we acquired the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market. This transaction allows us to serve approximately 17,000 additional members in the state. We paid approximately $890,000 in cash in connection with the purchase. We allocated the entire purchase price to identifiable intangible assets, representing the value assigned to acquired contracts, which is being amortized on a straight-line basis over a period of five years, the expected period of benefit.

     Effective March 1, 2003, we acquired a 63.7% ownership interest in Group Practice Affiliates, or GPA. GPA, a behavioral healthcare services company, serves over 700,000 individuals in four states through a combination of networks, groups and schools, including a portion of our membership. Effective August 15, 2003, we acquired the remaining 36.3%. This acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid $5.1 million for our total investment in GPA. The preliminary allocation of acquired assets and liabilities has resulted in goodwill of $3.8 million.

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

     On December 1, 2002, we acquired 80% of the outstanding capital stock of University Health Plans, or UHP, from University of Medicine and Dentistry of New Jersey, or UMDNJ. UHP is a managed health plan operating in 20 counties in New Jersey. We paid an aggregate purchase price of $10.6 million for our initial interest in UHP. On October 15, 2003 we exercised our option to purchase the remaining 20% of UHP for $2.6 million.

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

     With our acquisition of GPA and our purchase of ScriptAssist assets, we began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of our health plans, including all of the functions needed to operate them. The Specialty Services segment consists of our specialty companies, including our behavioral health, nurse triage and pharmacy compliance functions.

     REVENUES

     We generate revenues primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premiums during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. We generate services revenues for providing services on a non-risk basis to SSI members through our Medicaid managed care organizations and for providing behavioral health, nurse triage and pharmacy compliance services to other healthcare entities.

     Premiums collected in advance are recorded as unearned premiums. Premiums due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management’s judgment on the collectibility of these accounts. As we generally receive premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue and does not have a material impact on the presentation of our financial condition, changes in financial position or results of operations.

     The primary driver of our increasing revenues has been membership growth. We have increased our membership through internal growth and acquisitions. From September 30, 2002 to September 30, 2003, we increased our membership by 58%. The following table sets forth our membership by state:

	September 30,

	2003	2002

Wisconsin	150,200	126,800
Texas	152,100	67,800
Indiana	112,100	101,500
New Jersey	52,700	—

Total	467,100	296,100

     The following table sets forth our membership by line of business:

	September 30,

	2003	2002

Medicaid (excluding SSI)	389,200	264,100
SCHIP	68,600	29,400
SSI	9,300	2,600

Total	467,100	296,100

     Our membership increased by 41,000 members in Texas due to the purchase of Medicaid-related contract rights from HMO Blue Texas in the third quarter of 2003 and SCHIP contract rights from Texas Universities Health Plan in the third and fourth quarters of 2002. In addition, two competing plans exited the Austin, Texas market during 2002. As a result, our Texas plan increased its membership by an additional 28,000 lives in 2002. This increase includes 12,000 lives that we are managing for the state of Texas on an interim basis and that will become part of a re-procurement process scheduled for mid-2004. We entered the New Jersey market through our acquisition of UHP in December 2002. The remaining membership increases in our Wisconsin, Texas and Indiana markets resulted from additions to our provider network and growth in the number of Medicaid beneficiaries.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Medicaid (excluding SSI) and SCHIP	81.3%	82.2%	82.0%	82.2%
SSI	102.9	—	103.5	—
Total	82.0	82.2	82.9	82.2

     While our core Medicaid business remained consistent between periods, the addition of the SSI members in New Jersey in December 2002 has caused our heath benefits ratio for the nine months ended September 30, 2003 to increase. The health benefits ratio for SSI is affected by a low membership base, which subjects us to volatility. We expect the health benefits ratio for SSI to decrease as these members become fully integrated into our medical management programs, as our membership base grows within the state of New Jersey and as our membership base grows in other markets.

     Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to the clinics and supporting facilities and equipment used to provide services.

     Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to health plans and our centralized functions that support all of our business units. The major centralized functions are claims processing, information systems, finance, medical management support, provider contracting support, human resources and administration. Our general and administrative expenses ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The following table sets forth the general and administrative expenses ratios by business segment and in total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Medicaid Managed Care	10.1%	10.9%	10.3%	10.9%
Specialty Services	32.0	—	31.0	—
Total	11.3	10.9	11.2	10.9

OTHER INCOME (EXPENSE)

Other income (expense) consists principally of investment income and interest expense.

- Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

- Interest expense primarily reflects mortgage interest on our corporate headquarters building and non-use fees paid to a bank in conjunction with our revolving credit facility.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Premiums for the nine months ended September 30, 2003 increased $235.5 million, or 73.7%, to $554.9 million from $319.4 million for the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts and the addition of our New Jersey membership through our acquisition of UHP. In addition, we received weighted average rate increases effective January 1, 2003 of 1.0% in Indiana and 4.3% in Wisconsin; effective July 1, 2003 of 6.2% in New Jersey; and effective September 1, 2003 of 7.5% in Texas.

     Services revenues for the nine months ended September 30, 2003 increased $6.8 million to $7.1 million from $320,000 for the comparable period in 2002. This increase resulted from the addition of GPA services revenues since March 1, 2003 and increases in our non-risk SSI membership in our Texas market.

     Operating Expenses

     Medical costs for the nine months ended September 30, 2003 increased $197.3 million, or 75.1%, to $460.0 million from $262.7 million for the comparable period in 2002. This increase primarily reflected the growth in our membership as described above.

     Cost of services for the nine months ended September 30, 2003 increased $6.0 million to $6.3 million from $252,000 for the comparable period in 2002. This increase was due primarily to the inclusion of direct costs related to the services revenues of GPA since March 1, 2003.

     General and administrative expenses for the nine months ended September 30, 2003 increased $27.9 million, or 80.1%, to $62.7 million from $34.8 million for the comparable period in 2002. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth and expanding markets. In addition, facilities charges and related expenses have increased to support our increased membership.

     Other Income (Expense)

     Other income (expense) for the nine months ended September 30, 2003 decreased $5.3 million, or 60.9%, to $3.4 million from $8.6 million for the comparable period in 2002. Our 2002 results of operations included a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment. Excluding this one-time gain, other income was essentially flat with higher investment balances in 2003 offset by a lower interest rate environment.

     Income Tax Expense

     For the nine months ended September 30, 2003, we recorded income tax expense of $13.8 million based on a 37.8% effective tax rate. For the nine months ended September 30, 2002, we recorded income tax expense of $11.8 million based on an effective tax rate of 38.6%. Our effective tax rate decreased period over period due to our utilization of net operating loss carryforwards obtained with certain of our acquisitions.

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues

     Premiums for the three months ended September 30, 2003 increased $79.5 million, or 68.4%, to $195.8 million from $116.3 million for the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts and the addition of our New Jersey membership through our acquisition of UHP. In addition, we received weighted average rate increases effective January 1, 2003, of 1.0% in Indiana and 4.3% in Wisconsin; effective July 1, 2003 of 6.2% in New Jersey; and effective September 1, 2003 of 7.5% in Texas.

     Services revenues for the three months ended September 30, 2003 increased $2.5 million to $2.6 million from $109,000 for the comparable period in 2002. This increase resulted from the addition of GPA services revenues which we acquired March 1, 2003 and increases in our non-risk SSI membership in our Texas market.

     Operating Expenses

     Medical costs for the three months ended September 30, 2003 increased $65.0 million, or 68.0%, to $160.7 million from $95.6 million for the comparable period in 2002. This increase primarily reflected the growth in our membership as described above.

Medical costs as a percentage of premium revenue were lower in the three months ended September 30, 2003 partially due to a distribution from an escrow account for costs incurred prior to our acquisition of UHP.

     Cost of services for the three months ended September 30, 2003 increased $2.6 million to $2.7 million from $84,000 for the comparable period in 2002. This increase was due primarily to the inclusion of direct costs related to the services revenue of GPA.

     General and administrative expenses for the three months ended September 30, 2003 increased $9.8 million, or 77.3%, to $22.4 million from $12.6 million for the comparable period in 2002. This increase reflected a higher level of wages and related expenses for additional staff to support our membership growth and expanding markets. In addition, facilities charges and related expenses have increased to support our increased membership.

     Other Income (Expense)

     Other income (expense) for the three months ended September 30, 2003 decreased $5.6 million, or 82.6%, to $1.2 million from $6.8 million for the comparable period in 2002. Our 2002 results of operations included a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment. Excluding this one-time gain, other income decreased $500,000 with a lower interest rate environment partially offset by higher investment balances in 2003.

     Income Tax Expense

     For the three months ended September 30, 2003, we recorded income tax expense of $5.1 million based on a 37.0% effective tax rate. For the three months ended September 30, 2002, we recorded income tax expense of $5.5 million based on an effective tax rate of 37.3%. Our effective tax rate decreased period over period due to our utilization of net operating loss carryforwards obtained with certain of our acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On August 13, 2003, we closed our follow-on public offering of 3,450,000 shares of common stock, including the underwriters over-allotment option, exercised on August 11, 2003, at $25.00 per share. We received net proceeds totaling $81.4 million from the follow-on offering. We intend to use our net proceeds for working capital and other general corporate purposes, which may include acquisitions of businesses, assets and technologies that are complementary to our business. We may use proceeds to acquire Medicaid and SCHIP businesses, specialty services businesses and contract rights in order to increase our membership and to expand our business into new service areas.

     Our operating activities provided cash of $22.3 million for the nine months ended September 30, 2003 compared to $22.1 million for the nine months ended September 30, 2002. This slight increase was due to continued profitability and an increase in membership, offset by an increase in premium and related receivables.

     Our investing activities used cash of $108.6 million for the nine months ended September 30, 2003 and $65.6 million for the comparable period in 2002. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of September 30, 2003, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper, and instruments of U.S. government-backed agencies and the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their cash. The average annualized portfolio yield was 4.5% for the nine months ended September 30, 2003 and 6.9% for the year ended December 31, 2002 (exclusive of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment). Our yield decreased due to a decrease in the overall interest rate environment.

     Our financing activities provided cash of $89.5 million for the nine months ended September 30, 2003 and $10.7 million for the nine months ended September 30, 2002. Cash provided by financing activities for the nine months ended September 30, 2003 was primarily due to the proceeds from the issuance of common stock through our follow-on public offering completed in August 2003. Cash provided by financing activities for the nine months ended September 30, 2002 was primarily due to the proceeds from the issuance of common stock through a follow-on public offering completed in May 2002.

     Our capital expenditures consist primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We purchased $3.7 million of capital assets during the nine months ended September 30, 2003, and we anticipate spending $3.0 million for additional capital expenditures during the remainder of 2003 on office and market expansions, system upgrades, facilities renovations and a mail distribution center.

     In July 2003, we purchased the building in which our corporate headquarters in Saint Louis, Missouri are located for an aggregate purchase price of $12.6 million. We financed a portion of the purchase price through an $8.0 million non-recourse mortgage loan arrangement. The mortgage bears interest at the prevailing prime rate less .25%. At September 30, 2003, our mortgage bore interest at 3.75%.

     Our principal contractual obligations at September 30, 2003 consisted of obligations under operating leases and mortgage obligations for our corporate headquarters purchase. The significant non-cancelable lease and mortgage payments over the next five years and beyond are as follows (in thousands):

Payments Due

October 1 through December 31, 2003	$1,361
2004	5,150
2005	4,638
2006	4,041
2007	3,447
Thereafter	12,139

Total	$30,776

     Effective May 1, 2003, we extended our $25 million revolving line of credit facility with LaSalle Bank N.A. until May 2004. The facility has an interest rate based on LaSalle’s prime rate or LIBOR. In order to secure our obligations under the facility, we have granted a security interest in the common stock of our subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We are required to obtain LaSalle’s consent to proposed acquisitions that would result in a violation of any of the covenants contained in the facility. As of September 30, 2003, we were in compliance with all covenants and no funds were outstanding on the facility.

     At September 30, 2003, we had working capital, defined as current assets less current liabilities, of $(3.7) million as compared to $(8.8) million at December 31, 2002. Our working capital is often minimal and sometimes negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

     Cash, cash equivalents and short-term investments were $73.6 million at September 30, 2003 and $69.2 million at December 31, 2002. Long-term investments were $184.7 million at September 30, 2003 and $95.4 million at December 31, 2002, including restricted deposits of $20.0 million at September 30, 2003 and $15.8 million at December 31, 2002. Cash and investments held by our unregulated entities totaled $132.5 million at September 30, 2003. Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this report.

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

     Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2003, our subsidiaries had aggregate statutory capital and surplus of $49.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $27.1 million.

     The National Association of Insurance Commissioners adopted guidelines which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. Wisconsin and Texas adopted various forms of the rules as of December 31, 1999. As of December 31, 2002, our Wisconsin and Texas health plans were in compliance with risk-based capital requirements. Indiana has adopted risk-based capital rules that will take effect as of December 31, 2004. The managed care organization rules, if adopted by New Jersey, may increase the minimum capital required for our health plan in New Jersey. We continue to monitor these requirements in Indiana and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishment of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98 or SFAS No. 28, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 did not have a material impact on our results of operations, financial position or cash flows.

     In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” which required that a liability for an exit cost be recognized upon the entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

     In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a significant impact on our net income or equity. We have guaranteed that one of our HMO subsidiaries shall have and maintain capital and surplus at least in the minimum amount required by law. The maximum amount of payments required under this guarantee is based on state requirements, however, the capital of this HMO exceeded the amount required at September 30, 2003. There are no recourse provisions to offset payments made under this guarantee arrangement.

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

     In April 2003, SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued.

SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying and certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after September 30, 2003, except certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after September 30, 2003. We do not expect that adoption of SFAS No. 149 will have a material impact on our financial statements.

     In July 2003, SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued. Among other provisions, the SOP provides guidance on separate account presentation. The statement requires disclosure of the nature, extent and timing of minimum guarantees related to variable contracts and the amount of gains and losses recognized on assets transferred to separate accounts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of the provisions of SOP 03-1 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

     If Our Medicaid and SCHIP Contracts Are Terminated or Are Not Renewed, Our Business Will Suffer.

     We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2003 and August 31, 2004. Our contracts with the states of Indiana and Wisconsin accounted for 73% of our revenues for the year ended December 31, 2002. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

     Regulations May Decrease the Profitability of Our Health Plans.

     Our Texas plans are required to pay a rebate to the state in the event profits exceed established levels. Similarly, our New Jersey plans are required to pay a rebate to the state in the event their health benefits ratio is less than 80%. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The states of Texas, Indiana and New Jersey have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

     Also, on January 18, 2002, the federal Centers for Medicare and Medicaid Services, or CMS, published a final rule that removed a provision contained in the federal Medicaid reimbursement regulations permitting states to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services at amounts up to 150 percent of a reasonable estimate of the amount that would be paid for the services furnished by these hospitals under Medicaid payment principles. The upper payment limit was reduced to 100% of Medicare payments for comparable services. This development in federal regulation decreased the profitability of our health plans.

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

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. Further, HIPAA imposes civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of most individually identifiable health information. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

Compliance with New Government Regulations May Require Us to Make Significant Expenditures.

     On August 17, 2000, the United States Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We have been required to comply with this regulation since October 16, 2003. In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001 and for which compliance was required by April 14, 2003. We are taking steps to integrate the privacy policies and procedures of GPA, which we acquired in March 2003, with the privacy policies and procedures we have implemented in our other operations. On February 20, 2003 HHS published the final HIPAA health data security regulations. The security regulations became effective on April 21, 2003. Compliance with the security regulations is required by April 21, 2005. These regulations will require covered entities to implement administrative, physical and technical safeguards to protect electronic health information maintained or transmitted by the organization.

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

     If We Are Unable to Participate in SCHIP Programs Our Growth Rate May Be Limited.

     SCHIP is a federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs. The programs vary significantly from state to state. Participation in SCHIP programs is an important part of our growth strategy. If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

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

     Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

     Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 82.9% for the nine months ended September 30, 2003, 82.3% for 2002, 82.8% for 2001 and 84.3% for 2000, but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

     We are seeking to diversify our business lines into areas that complement our Medicaid business in order to grow our revenue stream and balance our dependence on Medicaid risk reimbursement. Effective March 1, 2003, for example, we acquired a 63.7% interest in GPA, a behavioral health services company, and purchased contract and name rights of ScriptAssist, a medication compliance company. In order to diversify our business, we must succeed in selling the services of GPA, ScriptAssist and any other specialty subsidiaries not only to our managed care plans, but to programs operated by third-parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our Medicaid programs. Our inability to market specialty services to other Medicaid programs may impair our ability to execute our business strategy.

     Failure to Achieve Timely Profitability in Any Business Would Negatively Affect Our Results of Operations.

     Start-up costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to obtain a state contract and process claims. If we were unsuccessful in obtaining the necessary license, winning the bid to provide service or attracting members in numbers sufficient to cover our costs, any new business of ours would fail. We also could be obligated by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or recover start-up costs. In addition, we may not be able to effectively commercialize any new programs or services we seek to market to third-parties. The expenses associated with starting up a new business could have a significant impact on our results of operations if we are unable to achieve profitable operations in a timely fashion.

     We Derive a Majority of Our Premium Revenues from Operations in Four States, and Our Operating Results Would be Materially Affected by a Decrease in Premium Revenues or Profitability in Any One of Those States.

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

     Some of the health plans with which we compete have greater financial and other resources and offer a broader scope of products than we do. In addition, significant merger and acquisition activity has occurred in the managed care industry, as well as in industries that act as suppliers to us, such as the hospital, physician, pharmaceutical, medical device and health information systems businesses. To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, or maintain or increase our revenue growth, pricing flexibility and control over medical cost trends may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENTS

     As of September 30, 2003, we had short-term investments of $10.7 million and long-term investments of $184.7 million, including restricted deposits of $20.0 million. The short-term investments consisted of highly liquid securities with maturities between three and twelve months. The long-term investments consisted of municipal bonds and instruments of U.S. government-backed agencies and the U.S. Treasury, and had original maturities greater than one year. Restricted deposits consisted of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the short-term investments to maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2003, the fair value of our fixed income investments would have decreased by $5.7 million. Similarly, a 1% decrease in market interest rates at September 30, 2003 would have resulted in an increase of the fair value of our investments of $5.7 million. Declines in interest rates over time will reduce our investment income.

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

COMPLIANCE COSTS

     Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the security regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $500,000 in 2003. We incurred implementation costs of $268,000 in the nine months ended September 30, 2003. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

ITEM 4. CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

10.1	Second Amendment, dated as of August 1, 2003, to Loan Agreement by and between LaSalle Bank National Association and Centene Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

On July 29, 2003, we furnished a current report on Form 8-K under Item 12 announcing our operating results for the quarter ended June 30, 2003.

On August 27, 2003 we filed a current report on Form 8-K under Item 5 announcing our adoption of a policy under which our executive officers and directors are only permitted to sell common stock pursuant to written trading plans established in accordance with Rule 10b5-1 under the Securities Exchange Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 27, 2003.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff

Michael F. Neidorff President and Chief Executive Officer (principal executive officer)

By:	/s/ Karey L. Witty

Karey L. Witty Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)