Form 10-K
period 2003-12-31
CENTENE CORP
filed 2004-02-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-33395

Centene Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-1406317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7711 Carondelet Avenue, Suite 800 St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

Registrant’s telephone number, including area code:

(314) 725-4477

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.001 Par Value	New York Stock Exchange
Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Each Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2003, was $404,751,936.

      As of February 10, 2004, the registrant had 20,166,981 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the registrant’s 2004 annual meeting of stockholders are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We May Not be Able to Obtain or Maintain Adequate Insurance.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
EXHIBIT INDEX
SIGNATURES
Amendments to contract included as Exhibit 10.2
Amendment 11 to contract included as Exhibit 10.4
Amendment 14 to contract included as Exhibit 10.5
Amendment 14 to contract included as Exhibit 10.6
Executive Employment Agreement
Executive Employment Agreement
Amendment to contract included as Exhibit 10.26
Amendment to contract included as Exhibit 10.28
2003 Stock Incentive Plan
Lease Agreement
Asset Sale and Purchase Agreement
Midwest Bankcentre Loan to CMC Real Estate Company
Contract
List of Subsidiaries
Consent of Independent Auditors
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer

“CENTENE,” “NURSEWISE” and “START SMART FOR YOUR BABY” are our registered service marks, and “CONNECTIONS” is our trademark. This filing also contains trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business

OVERVIEW

      We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). In addition, we provide specialty services including behavioral health, nurse triage and pharmacy compliance to our own and other healthcare organizations. We have health plans in Wisconsin, Texas, Indiana, New Jersey and Ohio and provide specialty services in Texas, California, Arizona, Colorado, Wisconsin and Indiana. We believe our local approach to managing our subsidiaries, including provider and member services, enables us to provide accessible, high quality, culturally-sensitive healthcare services to our communities. Our disease management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

      We were organized in Wisconsin in 1993 and reincorporated in Delaware in 2001. We initially were formed to serve as a holding company for a Medicaid managed care line of business that has been operating in Wisconsin since 1984. Our corporate office is located at 7711 Carondelet Avenue, Suite 800, St. Louis, Missouri 63105, and our telephone number is (314) 725-4477.

      We maintain a website with the address www.centene.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available, free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

INDUSTRY

      Established in 1965, Medicaid is the largest publicly funded program in the United States, providing health insurance to low-income families and individuals with disabilities. Authorized by Title IXX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs — one for each state, each territory and the District of Columbia. The Congressional Budget Office (CBO) estimates the total Medicaid market was approximately $270 billion in 2003 and the federal Centers for Medicare and Medicaid Services (CMS) estimate the market will grow to over $400 billion by fiscal year 2007. Medicaid eligibility is based on a combination of income and asset requirements subject to federal guidelines, often determined by an income level relative to the federal poverty level. The number of persons covered by Medicaid increased from 23 million in 1989 to 51 million in 2003. Historically, children have represented the largest eligibility group.

      SSI covers low-income aged, blind and disabled persons. SSI beneficiaries represent a growing portion of all Medicaid recipients. In addition, SSI recipients typically utilize more services because of their more critical health issues.

      The Balanced Budget Act of 1997 created SCHIP to help states expand coverage primarily to children whose families earn too much to qualify for Medicaid, yet not enough to afford private health insurance. SCHIP is the single largest expansion of health insurance coverage for children since the enactment of Medicaid and some states are expanding their SCHIP coverage to include adults.

      Costs related to the largest eligibility group, children, are primarily composed of pediatrics, OB/ GYN and family care. These costs tend to be more predictable than other healthcare issues which predominantly affect the adult population. Additionally, behavioral health issues represent a growing component of total Medicaid expenditures.

      While Medicaid programs have directed funds to many individuals who could not afford or otherwise maintain health insurance coverage, they did not initially address the inefficient and costly manner in which the Medicaid population tends to access healthcare. Medicaid recipients typically have not sought preventive care or routine treatment for chronic conditions, such as asthma and diabetes. Rather, they have sought healthcare in hospital emergency rooms, which tend to be more expensive. As a result, many states have found that the costs of providing Medicaid benefits have increased while the medical outcomes for the recipients remained unsatisfactory.

      Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives. In recent years, a growing number of states, including each of the five states in which we operate, have mandated that their Medicaid recipients enroll in managed care plans. Currently, 37 states have mandated managed care for some or all of their Medicaid recipients and other states are considering moving to a mandated managed care approach.

      In addition, several states have initiated specialized programs that focus on specific, chronic diseases. Often, chronic diseases like diabetes and asthma can be treated more successfully and efficiently when a comprehensive treatment plan is properly executed. Such a plan includes not only timely and appropriate medical care, but requires that the patient maintain an appropriate diet and exercise regimen, take medicines as prescribed, keep appointments with doctors, and monitor their health status.

      Historically, commercial managed care organizations contracted with states to provide healthcare benefits to Medicaid enrollees. Many of these organizations encountered difficulties in adapting their commercial approaches and infrastructures to address the Medicaid market in a cost-effective manner. Some commercial plans have chosen to exit all or a portion of their Medicaid markets. As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the Medicaid, including SSI, and SCHIP populations. We believe our approach and strategy enable us to be a growing participant in this market.

OUR APPROACH

      Our approach to our multi-line managed care organization is based on the following key attributes:

•	Multi-Business Lines. We have provided benefits to Medicaid recipients for over 20 years. In the last few years, we have begun to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations. In 2003 we acquired Group Practice Affiliates, LLC (GPA), a behavioral health services company, and purchased assets of ScriptAssist, a medication compliance company. In 2002 we incorporated NurseWise, our 24-hour triage program. We believe these and other business lines will allow us to expand our services and diversify our sources of revenue.

•	Medicaid Expertise. Over the last 20 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We do this primarily by providing nurse case managers who support our provider network in implementing disease management programs and by providing incentives for our provider network to provide preventive care on a regular basis. We recruit and train staff and providers who are attentive to the needs of our members and who are experienced in working with culturally diverse, low-income Medicaid populations. Our experience in working with state regulators helps us to implement and deliver our programs and services efficiently and affords us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate.

•	Localized Services, Support and Branding. We provide access to services through local networks of providers and staff that focus on the cultural norms of their individual communities. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs employ several former Medicaid recipients to work with our members and their communities to promote health and self-improvement through employment and education. Our behavioral health company has school programs in Arizona which provide special education programs directly in local schools. We use locally recognized company names, and we tailor our materials and processes to meet the needs of the communities we serve. Our approach to community-based service results in local accountability and improved access.

•	Collaborative Approach with States. Our approach is to work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid and SCHIP and expand the types of benefits offered. Our approach is to do this while maintaining adequate levels of provider compensation and protecting our margins.

•	Physician-Driven Approach Within Our Health Plans. We have implemented a physician-driven approach in which our contracted physicians are actively engaged in developing and implementing our healthcare delivery policies and strategies. Our local boards of directors, which help shape the character and quality of our organization, have significant provider representation in each of our principal geographic markets. This approach is designed to eliminate unnecessary costs, improve service to our members and simplify the administrative burdens on our providers. It has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base.

•	Efficiency of Business Model. We have designed our business model to allow us to readily add new members in our existing markets, expand into new regions in which we choose to operate and more fully develop our services. The combination of our decentralized local approach to operating our subsidiaries and our centralized finance, information systems and claims processing allows us to quickly and economically integrate new business opportunities in both Medicaid and specialty services.

•	Specialized Systems and Technology. Through our specialized information systems we are able to strengthen our relationships with providers and states which helps us to grow our membership base. These systems also help us identify needs for new healthcare and specialty programs. Physicians can use our claims, utilization and membership data to manage their practices more efficiently, and they also benefit from our timely and accurate payments. State agencies can use data from our information systems to demonstrate that their Medicaid populations receive quality healthcare in an efficient manner. Our ScriptAssist program uses specialized software and psychology-based tools to predict medication compliance in an efficient and scalable manner.

OUR STRATEGY

      Our objective is to become the leading multi-line Medicaid and Medicaid-related managed care organization. We intend to achieve this objective by implementing the following key components of our strategy:

•	Diversify Our Business Lines. We seek to broaden our business lines into areas that complement our business to enable us to grow our revenue stream. In 2003 we acquired GPA, a behavioral health services company, and purchased assets of ScriptAssist, a medication compliance company. In addition to the services provided through these acquisitions and NurseWise, our 24-hour telephone triage service, we are considering services such as disease management and other Medicaid related, fee-for-service lines of business that would complement our core business. We believe we have opportunities to offer these services to other managed care organizations and states.

•	Address Emerging State Needs. We are working to assist the states in which we operate in addressing the challenges they face in these difficult economic times. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. By helping states structure an appropriate level and range of Medicaid, SCHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that protect our targeted gross margins, provide an acceptable return to our stockholders and grow our business.

•	Increase Penetration of Existing State Markets. We intend to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in Indiana, where the state assigns members to physicians, we increased our membership in 2003 by recruiting additional physicians. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets. For example, we purchased Medicaid-related contracts from HMO Blue Texas in 2003 and purchased Texas Universities Health Plan’s SCHIP contracts in 2002.

•	Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing businesses and to build our own operations. We expect to focus our expansion on states where Medicaid recipients are mandated to enroll in managed care organizations. For example, we entered the Ohio market effective January 1, 2004 through our acquisition of Medicaid-related assets from Family Health Plan, Inc. (FHP). In 2002 we entered the New Jersey market through our acquisition of University Health Plans, Inc. (UHP).

•	Leverage Our Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in our infrastructure to further drive efficiencies in our operations and to add functionality to improve the service we provide to our members and other organizations at a low cost. Our centralized functions enable us to add members and markets quickly and economically. For example, we began paying claims out of our centralized claims facility within the first week after we acquired the Medicaid related contract rights of HMO Blue Texas in August 2003. Additionally, functionality upgrades to our information systems improve the service we provide to our members and their providers.

MEDICAID MANAGED CARE

Health Plans

      We have five health plan subsidiaries offering healthcare services in Wisconsin, Texas, Indiana, New Jersey and Ohio. We have never been denied a contract renewal from a state in which we do business. The table below provides summary data for the markets we currently serve.

	Wisconsin	Texas	Indiana	New Jersey	Ohio

Local Health Plan Name	Managed Health	Superior	Coordinated Care	University	Buckeye Community
	Services	HealthPlan	Corporation Indiana	Health Plans	Health Plan
First Year of Operations	1984	1999	1995	1994	2004
Counties Licensed	22	28	92	20	1
Membership at December 31, 2003	157,800	158,400	119,400	54,000	—

States

      Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs for, and our customer-focused approach to working with, state governments. Among the benefits we are able to provide to the states with which we contract are:

•	significant cost savings compared to fee-for-service	•	timely payment of provider claims
•	data-driven approaches to balance cost and verify eligibility	•	cost saving outreach and specialty programs
•	establishment of realistic and meaningful expectations for quality deliverables	•	responsible collection and dissemination of encounter data
•	expertise in Medicaid managed care	•	timely and accurate reporting
•	improved medical outcomes

Member Programs and Services

      We recognize the importance of member-focused services in the delivery of quality managed care services. Our locally based staff assist members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

•	primary and specialty physician care	•	after hours nurse advice line
•	inpatient and outpatient hospital care	•	transportation assistance
•	emergency and urgent care	•	health status calls to coordinate care
•	prenatal care	•	vision care
•	laboratory and x-ray services	•	dental care
•	home health and durable medical equipment	•	immunizations
•	behavioral health and substance abuse services	•	prescriptions and limited over-the-counter drugs

      We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

•	CONNECTIONS is designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member’s health, such as abuse risks, nutritional challenges and health education shortcomings. CONNECTIONS representatives, some of whom are former Medicaid enrollees, also contact new members by phone or mail to discuss managed care, the Medicaid program and our services. Our CONNECTIONS representatives make home visits, conduct educational programs and represent our health plans at community events such as health fairs.

•	Start Smart For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, and increase well-child visits. The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a provider for the infant and scheduling newborn follow-up visits.

•	EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services. We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•	Disease Management Programs are designed to help members understand their disease and treatment plan, and improve or maintain their quality of life. These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and prenatal care.

Providers

      For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of January 31, 2004, our health plans had the following numbers of physicians and hospitals:

	Wisconsin	Texas	Indiana	New Jersey	Ohio	Total

Primary Care Physicians	2,133	1,673	450	1,806	210	6,272
Specialty Care Physicians	3,359	2,959	786	4,822	56	11,982
Hospitals	55	42	21	82	5	205

      The primary care physician is a critical component in care delivery, management of costs and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians.

      We work with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs. In addition, we adhere to a prompt payment policy. Our programs are also designed to help the physicians coordinate care outside of their offices.

      We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members. The following are among the services we provide to support physicians:

•	Customized Utilization Reports provide our contracted physicians with information that enables them to run their practices more efficiently and focuses them on specific patient needs. For example, quarterly fund detail reports update physicians on their status within their risk pools. Equivalency reports provide physicians with financial comparisons of capitated versus fee-for-service arrangements.

•	Case Management Support helps the physician coordinate specialty care and ancillary services for patients with complex conditions and direct members to appropriate community resources to address both their health and socio-economic needs.

•	Web-based Claims and Eligibility Resources have been implemented in selected markets to provide physicians with on-line access to perform claims and eligibility inquiries.

      Our contracted physicians also benefit from several of the services offered to our members, including the CONNECTIONS, EPSDT case management and disease management programs. For example, the CONNECTIONS staff facilitate doctor/patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the disease management programs assist physicians in managing their patients with chronic disease.

      We provide access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days’ prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay physicians under a capitated or fee-for-service arrangement.

•	Under our capitated contracts, primary care physicians are paid a monthly capitation rate for each of our members assigned to his or her practice and are at risk for all costs related to primary and specialty physician and emergency room services. In return for this payment, these physicians provide all primary care and preventive services, including primary care office visits and EPSDT services. If these physicians also provide non-capitated services to their assigned members, they may bill and be paid under fee-for-service arrangements at Medicaid rates.

•	Under our fee-for-service contracts with physicians, particularly specialty care physicians, we pay the physicians a negotiated fee for covered services. This model is characterized as having no financial risk for the physician.

      Some of our health plans utilize GPA to provide behavioral health services. We also contract with ancillary providers on a negotiated fee arrangement for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit. In our healthplans, where prescription and limited over-the-counter drugs are a covered benefit, we have a fee-for-service arrangement with a national pharmacy vendor that provides a pharmacy network.

Quality Management

      Our medical management programs focus on improving quality of care in areas that have the greatest impact on our members. We employ strategies, including disease management and complex case management, that are fine-tuned for implementation in our individual markets by a system of physician committees chaired by local physician leaders. This process promotes physician participation and support, both critical factors in the success of any clinical quality improvement program.

      We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, clinical databases and AMISYS as sources to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these intervention programs include:

•	a prenatal case management program to help women with high-risk pregnancies deliver full-term, healthy infants;

•	a program to reduce the number of inappropriate emergency room visits; and

•	a disease management program to improve the ability of those with asthma and their families to control their disease and thereby reduce the need for emergency room visits and hospitalizations.

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

Management Information Systems

      The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems located in St. Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate internal growth and growth from acquisitions.

We have the ability to leverage the platform we have developed for one state for configuration into new states or health plan acquisitions.

      This integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our AMISYS production system is capable of supporting over one million members.

      We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party. This plan allows us complete access to the business resumption centers and hot-site facilities provided by the plan.

SPECIALTY SERVICES

      In 2003 we entered the specialty services market. Our specialty services are provided primarily through the following interrelated businesses:

•	GPA manages behavioral healthcare for members via a combination of owned clinics and a contracted network of providers. GPA works with providers to determine the best course of treatment for a given diagnosis and helps ensure members and their providers are aware of the full array of services available. GPA’s networks feature a range of services so that patients can be treated at an appropriate level of care. GPA also runs school-based programs in Arizona that focus on students with special education needs.

•	ScriptAssist is a medication adherence program that uses psychology-based tools to predict which patients are likely to cease taking their medications, and then to motivate those at-risk patients to adhere to their doctors’ advice. Patients with chronic medical conditions frequently fail to take their medications properly, if at all. This generally results in increased hospital costs and poor outcomes for the patients. ScriptAssist uses registered nurses to educate patients about the reasons for the medications they were prescribed, to provide accurate information about side effects and risks of such medications, and to keep the doctors informed of the patients’ progress between visits.

•	NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach customer service representatives and bilingual nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments. Call volume is based on membership levels and seasonal variation. In recent months, NurseWise has received from 12,000 to 19,000 inbound calls per month and has made over 3,000 outbound calls per month.

      Currently, approximately 6% of our ambulatory care is behavioral health related and will increase as our SSI membership increases. Our entry into the behavioral health field allows us to continue to offer solutions to the states in which we have health plans as well as other states where behavioral health for Medicaid recipients has been underserved.

CORPORATE COMPLIANCE

      Our Corporate Ethics and Compliance Programs were first established in 1998 and provide methods by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care and help assure that our values are reflected in everything we do.

      The two primary standards by which corporate compliance programs in the healthcare industry are measured are the 1991 Federal Organizational Sentencing Guidelines and the “Compliance Program Guidance” series issued by the Office of the Inspector General, or OIG, of the Department of Health and Human Services.

      Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance. These key components are:

•	written standards of conduct;

•	designation of a corporate compliance officer and compliance committee;

•	effective training and education;

•	effective lines for reporting and communication;

•	enforcement of standards through disciplinary guidelines and actions;

•	internal monitoring and auditing; and

•	prompt response to detected offenses and development of corrective action plans.

      Our internal Corporate Compliance website, accessible by all employees, contains our Business Ethics and Conduct Policy; our Mission, Values and Philosophies and Compliance Programs; a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to report suspected incidents of fraud, abuse or other violations of our corporate compliance program.

COMPETITION

      In the Medicaid business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Primary Care Case Management Programs are programs established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited medical management oversight.

•	National and Regional Commercial Managed Care Organizations have Medicaid or Medicare members in addition to members in private commercial plans.

•	Medicaid Managed Care Organizations focus solely on providing healthcare services to Medicaid recipients. The vast majority of these operate in one city or state and are owned by providers, primarily hospitals. Their membership is small relative to the infrastructure that is required for them to do business. There are a few multi-state Medicaid-only organizations that tend to be larger in size and, therefore, are able to leverage their infrastructure over larger memberships.

      We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets as federal regulations require at least two competitors in each service area. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. The licensing requirements and bidding and contracting procedures in some states, however, present barriers to entry into the Medicaid managed healthcare industry.

      We compete with other managed care organizations for state contracts. In order to grant a contract, state governments consider many factors. These factors include quality of care, financial requirements, an ability to deliver services and establish provider networks and infrastructure.

      We also compete to enroll new members and retain existing members. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the quality of care and services offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits. In certain markets, where recipients select a physician instead of a health plan, we are able to grow our membership by adding new physicians to our provider base.

      We also compete with other managed care organizations to enter into contracts with physicians, physician groups and other providers. We believe the factors that providers consider in deciding whether to contract with us include existing and potential member volume, reimbursement rates, medical management programs, speed of reimbursement and administrative service capabilities.

      Specialized programs that focus on specific chronic diseases are often administered by companies that developed comprehensive care guidelines and patient support services appropriate to each specific disease or disorder. High cost and high risk conditions offer the best return on investment in these programs and a number of companies compete for these contracts. Managed care organizations have long had disease specific initiatives, but such programs are now offered by pharmacy benefit managers, pharmaceutical makers and a number of specialty companies.

FINANCIAL INFORMATION

      All of our revenue is derived from operations within the United States. Our managed care subsidiaries in Wisconsin, Texas, Indiana and New Jersey have revenues from their respective state governments that each exceeded 10% of consolidated revenues in 2003. Our operations in Ohio began on January 1, 2004. Other financial information about our segments is found in Note 20 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

REGULATION

      Our healthcare and specialty operations are regulated at both state and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules also may occur periodically.

Managed Care Organizations

      Our five health plan subsidiaries are licensed to operate as health maintenance organizations in each of Wisconsin, Texas, Indiana, New Jersey and Ohio. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid enrollees.

      The process for obtaining authorization to operate as a managed care organization is lengthy and involved and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network adequacy and procedures for covering emergency medical conditions. Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries must comply with minimum statutory capital requirements and other financial requirements, such as deposit and reserve requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic reporting requirements. In addition, each health plan must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

      The state of Texas recently adopted a number of new regulations that may affect our business and results of operations. Under these regulations:

•	premium and maintenance taxes apply to Medicaid and SCHIP programs;

•	stringent prompt-pay laws may become applicable to Medicaid and SCHIP programs;

•	disclosure requirements regarding provider fee schedules and coding procedures may become applicable to Medicaid and SCHIP programs; and

•	programs may be required to monitor and supervise the activities and financial solvency of provider groups.

Medicaid

      In order to be a Medicaid managed care organization in each of the states in which we operate, we must operate under a contract with the state’s Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program.

      We have entered into a contract with the Wisconsin Department of Health and Family Services to provide Medicaid services. The contract commenced January 1, 2002 and has been extended to April 30, 2004. We expect to renew this contract for an additional term ending December 31, 2005. The contract can be terminated if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract. We have held a contract with the State of Wisconsin for 20 years. We receive monthly payments under the contract based on specified capitation rates determined on an actuarial basis.

      We have also entered into an agreement with Network Health Plan of Wisconsin, Inc. pursuant to which Network Health Plan subcontracts to us their Medicaid services under its contract with the State of Wisconsin. The agreement commenced January 1, 2001 and has a scheduled termination of December 31, 2006. The agreement renews automatically for successive five-year terms and can be terminated by either party upon two-years notice prior to the end of the then current term. The agreement may also be terminated if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State of Wisconsin is terminated. We receive a monthly payment based on a percentage of all premium and supplemental payments and other compensation received by Network Health Plan from the State of Wisconsin.

      We presently are party to several contracts with the Texas Health and Human Services Commission to provide Medicaid and SCHIP managed care services in our Texas markets through our Superior HealthPlan, Inc. subsidiary. Our Texas Medicaid contracts commenced September 1, 2001 and have scheduled termination dates of August 31, 2004. Each Medicaid contract is renewable for an additional one-year period. Our SCHIP contract began on October 1, 2002 and is scheduled to end on August 31, 2004. The contracts generally may be terminated upon any event of default or in the event state or federal funding for Medicaid programs is no longer available. We have held a contract with the State of Texas since 1999. We receive monthly payments under each of our Texas contracts based on specified capitation rates determined on an actuarial basis.

      We have entered into a contract with the Indiana Office of Medicaid Policy and Planning and Office of the Children’s Health Insurance Program to provide Indiana Medicaid and Indiana Children’s Health Insurance Program services. The contract commenced January 1, 2003 and has a scheduled termination date of December 31, 2004. This contract may be terminated by the State without cause upon sixty days prior written notice. We have held a contract with the State of Indiana since 1993. We are paid based on specified capitation rates for our services.

      As part of the acquisition of UHP, we obtained a contract with the State of New Jersey Department of Human Services to provide Medicaid and SCHIP services. The contract commenced on July 1, 2002 and had an initial scheduled termination date of June 30, 2003, but has been renewed through June 30, 2004. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the State for event of default or significant change in circumstances. UHP has held a contract with the State of New Jersey since 1994. We receive monthly payments based on specified capitation rates for our services.

      In conjunction with the asset purchase from FHP, we entered into a contract with the Ohio Department of Job and Family Services to provide Medicaid services. The contract commenced January 1, 2004 and has a scheduled termination date of June 30, 2004. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the State for event of default. We are paid based on specified capitation rates for our services.

      Our contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector, including provisions relating to:

•	eligibility, enrollment and disenrollment processes

•	covered services

•	eligible providers

•	subcontractors

•	record-keeping and record retention

•	periodic financial and informational reporting

•	quality assurance

•	financial standards

•	timeliness of claims payment

•	health education and wellness and prevention programs

•	safeguarding of member information

•	fraud and abuse detection and reporting

•	grievance procedures

•	organization and administrative systems

      A health plan’s compliance with these requirements is subject to monitoring by state regulators and by CMS. A health plan is also subject to periodic comprehensive quality assurance evaluations by a third party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan must also submit many reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

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

      In August 2000, the Department of Health and Human Services, or HHS, issued new standards for submitting electronic claims and other administrative healthcare transactions. The new standards were designed to streamline the processing of claims, reduce the volume of paperwork and provide better service. The administrative and financial healthcare transactions covered include:

•	health claims and equivalent encounter information

•	enrollment and disenrollment in a health plan

•	eligibility for a health plan

•	healthcare payment and remittance advice

•	health plan premium payments

•	coordination of benefits

•	healthcare claim status

•	referral certification and authorization

      Health plans other than certain smaller health plans were required to comply with the new standards by October 2002, but the deadline was extended to October 2003 for health plans that submitted a written compliance plan to CMS by October 2002. The regulation’s requirements apply to transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered electronically transmitted. Under the regulations, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. The regulation sets forth other rules that apply specifically to health plans as follows:

•	a plan may not delay processing of a standard transaction (that is, it must complete transactions using the new standards at least as quickly as it had prior to implementation of the new standards);

•	there should be “no degradation in the transmission of, receipt of, processing of, and response to” a standard transaction as compared to the handling of a non-standard transaction;

•	if a plan uses a healthcare clearinghouse to process a standard request, the other party to the transaction may not be charged more or otherwise disadvantaged as a result of using the clearinghouse;

•	a plan may not reject a standard transaction on the grounds that it contains data that is not needed or used by the plan;

•	a plan may not adversely affect (or attempt to adversely affect) the other party to a transaction for requesting a standard transaction; and

•	if a plan coordinates benefits with another plan, then upon receiving a standard transaction, it must store the coordination of benefits data required to forward the transaction to the other plan.

      On December 28, 2000, HHS published final regulations setting forth new standards for protecting the privacy of individually identifiable health information in any medium. These regulations were modified by additional regulations published on August 14, 2002, in which HHS addressed some of the implementation concerns on the part of the healthcare industry that had been raised by the initial final rule. The regulations are designed to protect medical records and other personal health information maintained and used by healthcare providers, health plans and healthcare clearinghouses. Compliance with the privacy regulations was required by April 2003, except for certain small health plans which have until April 2004. We have implemented processes, policies and procedures to comply with the HIPAA privacy regulations. All employees received education and training regarding the new privacy requirements. In addition, the corporate privacy officer and health plan privacy officials serve as resources to employees to address any questions or concerns they may have. Among numerous other requirements, the new standards:

•	limit certain uses and disclosures of private health information, and require patient authorizations for such uses and disclosures of private health information;

•	give patients new rights to access their medical records and to know who else has accessed them;

•	limit most disclosure of health information to the minimum needed for the intended purpose;

•	establish procedures to ensure the protection of private health information;

•	establish new requirements for access to records by researchers and others; and

•	establish new criminal and civil sanctions for improper use or disclosure of health information.

      The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements. In addition, the Secretary of HHS may grant exceptions allowing state laws to prevail if one or more of a number of conditions are met, including but not limited to the following:

•	the state law is necessary to prevent fraud and abuse related to the provision of and payment for healthcare;

•	the state law is necessary to ensure appropriate state regulation of insurance and health plans;

•	the state law is necessary for state reporting on healthcare delivery or costs; or

•	the state law addresses controlled substances.

      In February 2003, HHS published final regulations relating to the security of electronic individually identifiable health information. These rules require healthcare providers, health plans and healthcare clearinghouses to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of such information when it is electronically stored, maintained or transmitted through such devices as user authentication mechanisms and system activity audits. The compliance deadline for the security regulations is April 21, 2005.

Patients’ Rights Legislation

      The United States Senate and House of Representatives passed different versions of patients’ rights legislation in June and August 2001, respectively. Both versions included provisions that specifically apply protections to participants in federal healthcare programs, including Medicaid beneficiaries. Although no version of this type of federal legislation has yet to become law, patients’ rights proposals are currently pending in Congress. If enacted, this type of legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. We cannot predict when or whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

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

EMPLOYEES

      As of January 31, 2004, we had approximately 950 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.

Item 2.	Properties

      In 2003, we acquired the building in St. Louis, Missouri which houses our corporate headquarters. We purchased the building in order to ensure the continuity of our operations. The building contains approximately 98,000 square feet of office space, of which we occupy approximately 58,000 square feet. The remaining space is either leased to third parties or available to support our expansion.

      We lease space in each of the areas where our health plans and specialty companies operate. We are required by various insurance and Medicaid regulatory authorities to have offices in the service areas where we provide Medicaid benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3.	Legal Proceedings

      Aurora Health Care, Inc. (Aurora) provides medical professional services to our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to 2003. The claim seeks damages totaling $9.4 million. We dispute the claim, have filed answer and discovery requests against Aurora, and plan to vigorously defend against the matter.

      We are routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, we do not expect the result of these matters to have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

      Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003. From December 13, 2001 until October 15, 2003 our common stock was traded and quoted on the Nasdaq National Market under the symbol “CNTE”. All share and per share information presented below has been adjusted for a three-for-two stock split effected in the form of a 50% stock dividend paid July 11, 2003 to stockholders of record on June 20, 2003.

	2003 Stock Price		2002 Stock Price

	High	Low	High	Low

First Quarter	$23.23	$14.90	$15.71	$12.07
Second Quarter	26.43	18.77	20.73	15.07
Third Quarter	31.59	24.56	20.45	14.47
Fourth Quarter	35.70	26.98	23.65	16.97

      As of February 10, 2004, there were 25 holders of record of our common stock.

      We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

      Information concerning our equity compensation plans will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Equity Compensation Plan Information.” This portion of our Proxy Statement is incorporated herein by reference.

Use of Proceeds of Initial Public Offering

      In our initial public offering, we sold an aggregate of 4,875,000 shares of our common stock at $9.33 per share in December 2001. Our net proceeds after deduction of underwriting discounts and commissions of $3.2 million and expenses of $1.3 million, were $41.0 million. In 2001, we used $4.0 million of our net proceeds to repay the entire principal amount of our outstanding subordinated notes. In 2002, we used $10.6 million to purchase 80% of the equity of UHP, $3.9 million on capital expenditures to support our growth and $0.6 million to purchase SCHIP contracts in three Texas service areas. In 2003, we used $2.6 million to purchase the remaining 20% of the equity of UHP, $1.8 million for our purchase of GPA, $1.0 million for the Medicaid-related contract rights of HMO Blue Texas and $0.6 million for certain assets of ScriptAssist. Additionally, in 2003, we used $11.2 million, net of mortgage proceeds, on capital expenditures which included the purchase of our corporate headquarters building. In January 2004, we used $6.8 million to acquire the Medicaid-related assets of FHP, Inc.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in connection with, and are qualified by reference to, the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The data for the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 2000 and 1999 and as of December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this filing.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except share data)
Statement of Earnings Data:
Revenues:
Premiums	$759,763	$461,030	$326,184	$216,414	$200,549
Services	9,967	457	385	4,936	880

Total revenues	769,730	461,487	326,569	221,350	201,429

Operating expenses:
Medical costs	626,192	379,468	270,151	182,495	178,285
Cost of services	8,323	341	329	135	—
General and administrative expenses	88,288	50,072	37,617	32,200	29,756

Total operating expenses	722,803	429,881	308,097	214,830	208,041

Earnings (losses) from operations	46,927	31,606	18,472	6,520	(6,612)
Other income (expense):
Investment and other income	5,160	9,575	3,916	1,784	1,623
Interest expense	(194)	(45)	(362)	(611)	(498)
Equity in earnings (losses) from joint ventures	—	—	—	(508)	3

Earnings (losses) from continuing operations before income taxes	51,893	41,136	22,026	7,185	(5,484)
Income tax expense (benefit)	19,504	15,631	9,131	(543)	—
Minority interest	881	116	—	—	—

Earnings (losses) from continuing operations	33,270	25,621	12,895	7,728	(5,484)
Loss from discontinued operations, net	—	—	—	—	(3,927)

Net earnings (losses)	33,270	25,621	12,895	7,728	(9,411)
Accretion of redeemable preferred stock	—	—	(467)	(492)	(492)

Net earnings (losses) attributable to common stockholders	$33,270	$25,621	$12,428	$7,236	$(9,903)

Net earnings (losses) per common share:
Basic	$1.86	$1.63	$5.98	$5.35	$(7.33)
Diluted	$1.73	$1.47	$1.07	$0.76	$(7.33)
Weighted average common shares outstanding:
Basic	17,852,213	15,716,040	2,078,099	1,352,289	1,351,416
Diluted	19,211,076	17,466,116	12,029,246	10,229,393	1,351,416

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$79,506	$69,227	$90,036	$26,423	$23,663
Total assets	362,692	210,327	131,366	66,017	52,207
Long-term debt, net of current portion	7,616	—	—	4,000	4,000
Redeemable convertible preferred stock	—	—	—	18,878	18,386
Total stockholders’ equity (deficit)	220,115	102,183	64,089	(8,834)	(16,367)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results and The Trading Price of Our Common Stock.”

OVERVIEW

      We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We have health plans in Wisconsin, Texas, Indiana, New Jersey and Ohio. We also provide specialty services in Texas, California, Arizona, Colorado, Wisconsin and Indiana. These specialty services include behavioral health, nurse triage and pharmacy compliance.

      We have organized this Management’s Discussion and Analysis to address the following:

•	Recent Acquisitions;

•	Critical Accounting Policies;

•	Revenue and Expense Discussion and Key Metrics;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Contractual Commitments; and

•	Regulatory Capital and Dividend Restrictions.

RECENT ACQUISITIONS

      Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc., a subsidiary of Mercy Health Partners, for a purchase price of $6.8 million. This transaction includes the right to serve up to 24,000 of FHP’s Medicaid members in Toledo, Ohio, a new market for us. While we did incur start-up cost in 2003, the results of operations of this entity will be included in our consolidated financial statements beginning January 1, 2004.

      Effective August 1, 2003, we acquired the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market. This transaction allows us to serve approximately 17,000 additional members in the State. Our purchase price was $1.0 million. We allocated the entire purchase price to acquired contracts. The contracts are being amortized on a straight-line basis over a period of five years, the expected period of benefit.

      During 2003, we acquired a 100% ownership interest in Group Practice Affiliates, LLC (63.7% in March 2003 and 36.3% in August 2003). GPA, a behavioral healthcare services company, serves over 700,000 individuals in five states through a combination of networks, groups and schools, including a portion of our membership. This acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid an aggregate purchase price of $1.8 million for GPA, resulting in goodwill of $3.9 million.

      In March 2003, we purchased certain assets of ScriptAssist, a medication compliance company. We are administering the purchased contracts under the ScriptAssist name. ScriptAssist uses various approaches and medical expertise to promote adherence to prescription drugs. The asset acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population.

The purchase price of $563,000 was allocated to acquired contracts. We are amortizing the contracts on a straight-line basis over five years, the expected period of benefit.

      On December 1, 2002, we acquired 80% of the outstanding capital stock of University Health Plans, Inc. from University of Medicine and Dentistry of New Jersey. In October 2003 we exercised our option to purchase the remaining 20%. UHP is a managed health plan operating in 20 counties in New Jersey. We paid an aggregate purchase price of $13.3 million for our interest in UHP. The purchase price allocation resulted in intangible assets of $3.8 million representing provider contracts and purchased contract rights, which are being amortized over 10 years, and goodwill of $7.9 million.

      In June 2002, we entered into an agreement with Texas Universities Health Plan Inc. to purchase the SCHIP contracts in three Texas service areas, thereby adding approximately 24,000 members to our Texas health plan. The cash purchase price of $595,000 was recorded as purchased contract rights, which are being amortized on a straight-line basis over five years, the expected period of benefit.

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

CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are more fully described in Note 3 to our annual consolidated financial statements included elsewhere herein. Two of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result they are subject to an inherent degree of uncertainty.

Medical Claims Liabilities

      Our medical costs include claims paid, claims adjudicated but not yet paid, estimates for claims received but not yet adjudicated, estimates for claims incurred but not reported and estimates for the costs necessary to process unpaid claims. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

      In applying this policy, our management uses its judgment to determine the assumptions to be used in the determination of the required estimates. While we believe these estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our health benefits ratio would have affected net earnings by $4.7 million for the year ended December 31, 2003. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

      The change in medical claims liabilities is summarized as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Balance, January 1	$91,181	$59,565	$45,805
Acquisitions	335	16,230	5,074
Incurred related to:
Current year	645,482	396,715	287,282
Prior years	(19,290)	(17,247)	(17,131)

Total incurred	626,192	379,468	270,151

Paid related to:
Current year	544,309	324,210	228,365
Prior years	66,830	39,872	33,100

Total paid	611,139	364,082	261,465

Balance, December 31	$106,569	$91,181	$59,565

      Acquisitions in 2003 and 2002 include reserves acquired in connection with our acquisition of UHP. Acquisitions in 2001 include reserves acquired in connection with our acquisition of the remaining shares of Superior HealthPlan.

      Changes in estimates of incurred claims for prior years were attributable to favorable development in all of our markets, including lower than anticipated utilization of medical services.

Intangible Assets

      We have made several acquisitions since 2001 that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights, provider contracts and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from 60 to 120 months. Provider contracts are amortized using the straight-line method over 120 months.

      Our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. Impairment of an intangible asset is triggered when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible asset and related goodwill. If the events or circumstances indicate that the remaining balance of the intangible asset and goodwill may be permanently impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and goodwill and the fair value of such asset determined using the estimated future discounted cash flows generated from the use and ultimate disposition of the respective acquired entity. Our management must make assumptions and estimates, such as the discount factor, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

      Goodwill is reviewed at least annually for impairment. In addition, we will perform an impairment analysis of intangible assets more frequently based on other factors. These factors would include significant changes in membership, state funding, medical contracts and provider networks and contracts. We did not recognize any impairment losses during the years ended December 31, 2003, 2002 or 2001.

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

      We are providing certain non-GAAP financial measures in this discussion of revenues and expenses which exclude the impact of a newly enacted premium tax which totaled $1.4 million in 2003. We believe that these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented non-GAAP financial measures internally to focus management on period-to-period changes in our business. Therefore, we believe that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Revenues

      We generate revenues in our Medicaid Managed Care segment primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premiums during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members.

      Our Specialty Services companies generate revenues from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans and others. It also receives fees for the direct provision of care and certain school programs in Arizona. Our pharmacy compliance program receives fee income from the manufacturers of pharmaceuticals. NurseWise receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

      Premiums collected in advance are recorded as unearned revenue. Premiums due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management’s judgment on the collectibility of these accounts. As we generally receive premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue and does not have a material impact on the presentation of our financial condition, changes in financial position or results of operations.

      The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment and our entry into the Specialty Services segment. We have increased our membership through internal growth and acquisitions. From December 31, 2001 to December 31, 2003, we increased our membership by 108%. The following table sets forth our membership by state:

	December 31,

	2003	2002	2001

Wisconsin	157,800	133,000	114,300
Texas	158,400	118,000	54,900
Indiana	119,400	105,700	65,900
New Jersey	54,000	52,900	—

Total	489,600	409,600	235,100

      The following table sets forth our membership by line of business:

	December 31,

	2003	2002	2001

Medicaid	411,800	336,100	210,900
SCHIP	68,400	65,900	21,800
SSI	9,400	7,600	2,400

Total	489,600	409,600	235,100

      In 2003, our membership increased by 17,000 members in Texas due to the purchase of contract rights from HMO Blue Texas. Our membership increased in all our markets from additions to our provider network, increases in counties served and growth in the number of Medicaid beneficiaries.

      In 2002, our membership increased by 24,000 members in Texas due to the purchase of SCHIP contract rights from Texas Universities Health Plan. In addition, two smaller plans exited the Austin, Texas market. As a result, our Texas plan increased its membership by 28,000 lives. This increase includes 12,000 lives that we are managing for the state of Texas on an interim basis and that will become part of a reprocurement process scheduled for mid-2004. We entered the New Jersey market through our acquisition of UHP. Membership increases in our Wisconsin and Indiana markets resulted from additions to our provider network and growth in the number of Medicaid beneficiaries.

Operating Expenses

      Our operating expenses include medical costs, cost of services, and general and administrative expenses.

      Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

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

	Year Ended December 31,

	2003	2002	2001

Medicaid and SCHIP	81.7%	82.2%	82.8%
SSI	102.5	100.7	—
Total (GAAP)	82.4	82.3	82.8
Total (non-GAAP), excluding effect of premium tax	82.6	82.3	82.8

      Our Medicaid and SCHIP ratio decreased in 2003 from 2002 due primarily to initiatives to reduce inappropriate emergency department usage and to establish preferred drug lists such as generics. The addition of the SSI members in New Jersey in December 2002 has caused our total health benefits ratio to increase slightly. The health benefits ratio for SSI is affected by a low membership base and is subject to greater volatility as a percentage of premiums (although relatively immaterial in total dollars to total medical costs). We expect the health benefits ratio for SSI to decrease as these members become fully integrated into our medical management programs, as our membership base grows within the State of New Jersey and as our membership base grows in other markets.

      Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to the clinics and supporting facilities and equipment used to provide services.

      Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to health plans, specialty companies and our centralized functions that support all of our business units. The major centralized functions are claims processing, information systems and finance. In September 2003, concurrent with a rate increase received in one state, we began to be charged premium taxes by that state. Premium taxes are classified as general and administrative expenses. Our general and administrative expense ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The following table sets forth the general and administrative expense ratios by business segment and in total:

	Year Ended December 31,

	2003		2002	2001

	GAAP	Non-GAAP*

Medicaid Managed Care	10.3%	10.1%	10.9%	11.6%
Specialty Services	38.2	38.2	—	—
Total	11.5	11.3	10.9	11.6

*	excluding effect of premium tax

      The improvement in the Medicaid Managed Care general and administrative expenses ratio reflects growth in membership and leveraging of our overall infrastructure. This ratio decreased in 2003 from 2002 despite 1) the levying of the premium tax from one of our states which resulted in $1.4 million additional general and administrative expense, 2) increased spending on tax planning initiatives and 3) start-up costs, primarily in the fourth quarter, related to our new health plan in Ohio. The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment.

Other Income (Expense)

      Other income (expense) consists principally of investment and other income and interest expense.

•	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

•	Interest expense reported in 2003 reflects mortgage interest on our corporate headquarters’ building and fees paid to a bank in conjunction with our credit facility. Interest expense reported in 2002 reflected fees paid to a bank in conjunction with our credit facility. Interest expense reported in 2001 primarily reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Summarized comparative financial data for 2003 and 2002 are as follows ($ in millions):

			% Change
	2003	2002	2002-2003

Premium revenue	$759.7	$461.0	64.8%
Services revenue	10.0	.5	—

Total revenues	769.7	461.5	66.8%
Medical costs	626.2	379.5	65.0%
Cost of services	8.3	.3	—
General and administrative expenses	88.3	50.1	76.3%

Earnings from operations	46.9	31.6	48.5%
Investment and other income, net	5.0	9.5	(47.9)%

Earnings before income taxes	51.9	41.1	26.1%
Income tax expense	19.5	15.6	24.8%
Minority interest	.9	.1	—

Net earnings	$33.3	$25.6	29.9%

Diluted earnings per common share	$1.73	$1.47	18.0%

Revenues

      Premiums for the year ended December 31, 2003 increased 64.8% from the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts and the addition of our New Jersey membership through our acquisition of UHP. In addition, we received premium rate increases ranging from 1.0% to 7.5%, or 4.6% on a composite basis across our markets.

      Services revenues increased due to an increase in our non-risk SSI membership in our Texas market and the addition of services revenues of GPA beginning March 1, 2003.

Operating Expenses

      Medical costs increased 65.0% due to the growth in our membership as discussed above. Our Medicaid and SCHIP health benefits ratio decreased to 81.7% from 82.2% due in part to our initiatives to reduce emergency department usage and to establish preferred drug lists as previously discussed.

      Cost of services increased due to the inclusion of direct costs related to the services revenues of GPA beginning March 1, 2003.

      General and administrative expenses increased 76.3% primarily due to expenses for additional staff to support our membership growth and expansion into the Specialty Services segment. Additionally, general and administrative expenses increased as a result of the institution of a premium tax, tax planning costs incurred during the year and Ohio start-up costs previously discussed.

Other Income

      Other income (expense) in 2002 included a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment. Excluding this one-time gain, other income increased from 2002 with higher investment balances in 2003 partially offset by a lower interest rate environment and interest expense on our corporate headquarters’ mortgage.

Income Tax Expense

      Our effective tax rate in 2003 was 37.6%, compared to 38.0% in 2002. The decrease was primarily due to increased levels of tax-exempt interest income and a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

      Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2003 primarily resulting from the follow-on offering of 3,450,000 shares sold in August 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Summarized comparative financial data for 2002 and 2001 are as follows ($ in millions):

			% Change
	2002	2001	2001-2002

Premium revenue	$461.0	$326.2	41.3%
Services revenue	.5	.4	18.7%

Total revenues	461.5	326.6	41.3%
Medical costs	379.5	270.2	40.5%
Cost of services	.3	.3	3.6%
General and administrative expenses	50.1	37.6	33.1%

Earnings from operations	31.6	18.5	71.1%
Investment and other income, net	9.5	3.5	—

Earnings before income taxes	41.1	22.0	86.8%
Income tax expense	15.6	9.1	71.2%
Minority interest	.1	—	—

Net earnings	$25.6	$12.9	98.7%

Diluted earnings per common share	$1.47	$1.07	36.8%

Revenues

      Premiums for the year ended December 31, 2002 increased 41.3% due to organic growth in our existing markets, the purchase of the Texas SCHIP contracts and the inclusion of one month of revenues of UHP. In addition, we received premium rate increases ranging from 1.5% to 10.7%, or 5.1% on a composite basis across our markets.

      Services revenues for the year ended December 31, 2002 increased due to increases in our non-risk SSI membership in our Texas market.

Operating Expenses

      Medical costs for the year ended December 31, 2002 increased 40.5% reflecting the growth in our membership.

      Cost of services increased $12,000 from the comparable period in 2001. While the non-risk SSI membership increased between periods, the cost of services remained flat as we leveraged existing systems to support the increased membership.

      General and administrative expenses for the year ended December 31, 2002 increased 33.1% reflecting a higher level of wages and related expenses for additional staff to support our membership growth.

Other Income

      Other income for the year ended December 31, 2002 increased $6.0 million from 2001. A majority of the increase was due to the receipt of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment. In addition, investment income increased due to a larger amount of dollars invested, and interest expense decreased year over year due to the repayment of our subordinated debt in December 2001.

Income Tax Expense

      For the year ended December 31, 2002 we recorded income tax expense at an effective tax rate of 38.0%. This compares to an effective tax rate of 41.5% for the year ended December 31, 2001. Our effective tax rate decreased year over year due to increased levels of tax-exempt interest income and a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

      Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2002 resulting from the follow-on offering of 705,743 shares sold in June 2002 and 4,875,000 shares sold in our initial public offering in December 2001.

LIQUIDITY AND CAPITAL RESOURCES

      In August 2003, we closed our follow-on public offering of 3,450,000 shares of common stock at $25.00 per share. We received net proceeds totaling $81.3 million from this offering. We intend to use our net proceeds for working capital and other general corporate purposes, which may include acquisitions of businesses, assets and technologies that are complementary to our business. We may use proceeds to acquire Medicaid and SCHIP businesses, specialty services businesses and contract rights in order to increase our membership and to expand our business into new service areas.

      In June 2002, we closed our follow-on public offering, whereby 7,919,258 shares were sold by selling stockholders and 705,743 shares were sold by us at $16.50 per share. We received net proceeds of $10.3 million from this offering.

      In December 2001, we closed our initial public offering of 4,875,000 shares of common stock at $9.33 per share. We received net proceeds of $41.0 million. Prior to this offering, we financed our operations and growth through private equity and debt financings and internally generated funds.

      Our operating activities provided cash of $56.0 million in 2003, $39.7 million in 2002 and $30.2 million in 2001. The increases in 2003 and 2002 were due to continued profitability, increases in membership, increases in medical claims liabilities and the timing of premium receipts.

      Our investing activities used cash of $140.7 million in 2003 and $79.7 million in 2002 and provided cash of $2.7 million in 2001. The largest component of investing activities related to increases in our investment portfolio. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2003, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.6 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash. The average annualized portfolio yield was 3.7% for the year ended December 31, 2003 and 6.9% for 2002 (exclusive of a one-time dividend of $5.1 million from a captive insurance company in which we maintained an investment). Our yield decreased due to our investment in tax-advantaged securities beginning in the fourth quarter of 2002, as well as a decrease in the overall interest rate environment.

      Our financing activities provided cash of $89.4 million in 2003, $10.8 million in 2002 and $37.0 million in 2001. Cash provided by financing activities for the year ended December 31, 2003 was primarily due to the proceeds from the issuance of common stock through our public offering completed in August 2003. During 2002, financing cash flows primarily consisted of the issuance of common stock through our offering completed in June 2002. During 2001, financing cash flows primarily consisted of the issuance of common stock through our initial public offering net of the repayment of subordinated notes with $4.0 million of our proceeds.

      We spent $6.6 million and $3.9 million in 2003 and 2002, respectively, on capital assets consisting primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. In 2001, we purchased $3.6 million of furniture, equipment and leasehold improvements due to the addition of the Austin and San Antonio markets and the expansion of the Wisconsin market. We anticipate spending $10.5 million on additional capital expenditures in 2004 related to office and market expansions and system upgrades.

      In July 2003, we purchased the building in which our corporate headquarters in St. Louis, Missouri is located for an aggregate purchase price of $12.6 million. We financed a portion of the purchase price through an $8.0 million non-recourse mortgage loan arrangement. The mortgage bears interest at the prevailing prime rate less .25%. At December 31, 2003, our mortgage bore interest at 3.75%.

      At December 31, 2003, we had working capital, defined as current assets less current liabilities, of $(18.5) million as compared to $(8.8) million at December 31, 2002. Our working capital is negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

      Cash, cash equivalents and short-term investments were $79.5 million at December 31, 2003 and $69.2 million at December 31, 2002. Long-term investments were $205.2 million at December 31, 2003 and $95.4 million at December 31, 2002, including restricted deposits of $20.4 million and $15.8 million, respectively. Cash and investments held by our unregulated entities totaled $126.7 million and $52.0 million at December 31, 2003 and 2002, respectively. Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL COMMITMENTS

      Our principal contractual obligations at December 31, 2003 consisted of obligations under operating leases and mortgage obligations for our corporate headquarters. The non-cancelable lease and mortgage payments over the next five years and beyond are as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Debt	$8,195	$579	$576	$7,040	$—
Operating leases	37,148	7,233	12,849	8,479	8,587

Total	$45,343	$7,812	$13,425	$15,519	$8,587

      We have a $25 million revolving line of credit facility with LaSalle Bank N.A. (LaSalle) which expires in May 2004. The facility has interest rates based on LaSalle’s prime rate or LIBOR. The line is secured by the common stock of our subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We are required to obtain LaSalle’s consent to any proposed acquisition that would result in a violation of any of the covenants contained in the facility. As of December 31, 2003, we were in compliance with all covenants and no funds were outstanding on the facility.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

      Our Medicaid Managed Care operations are conducted through our subsidiaries. As managed care organizations, these subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity’s level of statutory net income and statutory capital and surplus.

      Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2003, our subsidiaries had aggregate statutory capital and surplus of $64.7 million, compared with the required minimum aggregate statutory capital and surplus requirements of $30.9 million.

      The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2003, our Wisconsin, Texas and Ohio health plans were in compliance with risk-based capital requirements. Indiana has adopted risk-based capital rules that will take effect as of December 31, 2004. If adopted by New Jersey, risk-based capital may increase the minimum capital required for our health plan in New Jersey. We continue to monitor the requirements in Indiana and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

      A discussion of recent accounting pronouncements and their effect on our financial position and results of operations can be found in Note 3 to our annual consolidated financial statements under the caption Recent Accounting Pronouncements included elsewhere herein.

FORWARD-LOOKING STATEMENTS

      This filing contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue” or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the sections of this filing entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

      Actual results may differ from projections or estimates due to a variety of important factors. Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payers, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation or suspension of our Medicaid managed care contracts by the state governments would also negatively impact us. Due to these factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING

PRICE OF OUR COMMON STOCK

      You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.

Risks Related to Being a Regulated Entity

Reduction in Medicaid and SCHIP Funding Could Substantially Reduce Our Profitability.

      Most of our revenues come from Medicaid and SCHIP premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid and SCHIP premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid and SCHIP programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid and SCHIP. We believe that reductions in Medicaid and SCHIP payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

      We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between April 30, 2004 and December 31, 2004. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

Changes in Government Regulations Designed to Protect Providers and Members Rather than Our Stockholders Could Force Us to Change How We Operate and Could Harm Our Business.

      Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect health plan providers and members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules or changing interpretations of these laws and rules could, among other things:

•	force us to restructure our relationships with providers within our network;

•	require us to implement additional or different programs and systems;

•	mandate minimum medical expense levels as a percentage of premiums revenues;

•	restrict revenue and enrollment growth;

•	require us to develop plans to guard against the financial insolvency of our providers;

•	increase our healthcare and administrative costs;

•	impose additional capital and reserve requirements; and

•	increase or change our liability to members in the event of malpractice by our providers.

      For example, Congress has considered various forms of patient protection legislation commonly known as the Patients’ Bill of Rights and patient protection legislation is currently pending in Congress. We cannot predict the impact of this legislation, if adopted, on our business.

Regulations May Decrease the Profitability of Our Health Plans.

      Our Texas plan is required to pay a rebate to the state in the event profits exceed established levels. Similarly, our New Jersey plan is required to pay a rebate to the state in the event its health benefits ratio is less than 80%. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The states of Texas, Indiana and New Jersey have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

      Also, on January 18, 2002, CMS published a final rule that removed a provision contained in the federal Medicaid reimbursement regulations permitting states to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services at amounts up to 150% of a reasonable estimate of the amount that would be paid for the services furnished by these hospitals under Medicaid payment principles. The upper payment limit was reduced to 100% of Medicare payments for comparable services. This development in federal regulation decreased the profitability of our health plans.

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

Compliance With New Government Regulations May Require Us to Make Significant Expenditures.

      On August 17, 2000, the United States Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We were originally required to comply with this regulation by October 16, 2003. On July 24, 2003, CMS issued guidance allowing covered entities to implement contingency plans and accept legacy transaction formats if they were not able to meet the October 16th, 2003 compliance date. The objective of the guidance was to “ensure the smooth flow of payments” within the health care industry. Many of the states that we operate in implemented contingency plans, which resulted in staggered compliance dates for the organization from October 16, 2003 to April 16, 2004.

      In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001 and for which compliance was required by April 14, 2003. We have begun to integrate GPA into our privacy program. GPA’s privacy policies and procedures are being updated to align with our policies and procedures and all GPA employees are receiving job specific education and training on our privacy practices. Full integration of our privacy program at GPA is expected by the second quarter of 2004.

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

      The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with the relatively new regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with the new security regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which were $310,000 in 2003 and are not expected to exceed $500,000 in 2004. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

Changes in Healthcare Law May Reduce Our Profitability.

      Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. For example, these changes could reduce the number of persons enrolled or eligible for Medicaid and reduce the reimbursement or payment levels for medical services. More generally, we are unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements may seriously harm our operations and financial results.

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

Risks Related to Our Business

Receipt of Inadequate Premiums Would Negatively Affect Our Revenues and Profitability.

      Nearly all of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our customers. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenues, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed.

Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

      Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 82.4% for the year ended December 31, 2003, 82.3% for 2002, 82.8% for 2001 and 84.3% for 2000, but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

      In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired business or assets with our existing operations. This may include the integration of:

•	additional personnel who are not familiar with our operations and corporate culture;

•	existing provider networks, that may operate on different terms than our existing networks;

•	existing members, who may decide to switch to another healthcare plan; and

•	disparate administrative, accounting and finance, and information systems.

      Accordingly, we may be unable to identify, consummate and integrate future acquisitions successfully or operate acquired businesses profitably. We also may be unable to obtain sufficient additional capital resources for future acquisitions. If we are unable to effectively execute our acquisition strategy, our future growth will suffer and our results of operations could be harmed.

If Competing Managed Care Programs are Unwilling to Purchase Specialty Services From Us, We May Not be Able to Successfully Implement Our Strategy of Diversifying Our Business Lines.

      We are seeking to diversify our business lines into areas that complement our Medicaid business in order to grow our revenue stream and balance our dependence on Medicaid risk reimbursement. In 2003, for example, we acquired GPA, a behavioral health services company, and purchased contract and name rights of ScriptAssist, a medication compliance company. In order to diversify our business, we must succeed in selling the services of GPA, ScriptAssist and any other specialty subsidiaries not only to our managed care plans, but to programs operated by third-parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from

us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our Medicaid programs. Our inability to market specialty services to other programs may impair our ability to execute our business strategy.

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

We Derive a Majority of Our Premium Revenues From Operations in Five States, and Our Operating Results Would be Materially Affected by a Decrease in Premium Revenues or Profitability in Any One of Those States.

      Operations in Wisconsin, Texas, Indiana, New Jersey and Ohio account for a majority of our premium revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

We May be Unable to Attract and Retain Key Personnel.

      We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, including our chief executive officer, Michael F. Neidorff, who has been instrumental in developing our business strategy and forging our business relationships, our business and operating results could be harmed. We do not have an employment agreement with Mr. Neidorff, and we cannot assure you that we will be able to retain his services. Our ability to replace any departed members of our senior management or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Medicaid managed care and specialty services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel.

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

Loss of Providers Due to Increased Insurance Costs Could Adversely Affect Our Business.

      Our providers routinely purchase insurance to help protect themselves against medical malpractice claims. In recent years, the costs of maintaining commercially reasonable levels of such insurance have increased dramatically, and these costs are expected to increase to even greater levels in the future. As a result of the level of these costs, providers may decide to leave the practice of medicine or to limit their practice to certain areas, which may not address the needs of Medicaid participants. We rely on retaining a sufficient number of providers in order to maintain a certain level of service. If a significant number of our providers exit our provider networks or the practice of medicine generally, we may be unable to replace them in a timely manner, if at all, and our business could be adversely affected.

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

We Intend to Expand Our Medicaid Managed Care Business Primarily into Markets Where Medicaid Recipients are Required to Enroll in Managed Care Plans.

      We expect to continue to focus our business in states in which Medicaid enrollment in managed care is mandatory. Currently, approximately two-thirds of the states require health plan enrollment for Medicaid eligible participants in all or a portion of their counties. The programs are voluntary in other states. Because we concentrate on markets with mandatory enrollment, we expect the geographic expansion of our Medicaid Managed Care segment to be limited to those states.

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

INVESTMENTS

      As of December 31, 2003, we had short-term investments of $15.2 million and long-term investments of $205.2 million, including restricted deposits of $20.4 million. The short-term investments consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal bonds and U.S. Treasury investments and have original maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold these short-term investments to maturity which would mitigate the risk of a significant increase in market rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2003, the fair value of our fixed income investments would decrease by approximately $5.8 million. Declines in interest rates over time will reduce our investment income.

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

COMPLIANCE COSTS

      Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $500,000 in 2004. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes required by this item are set forth on the pages indicated in Item 15.

QUARTERLY SELECTED FINANCIAL INFORMATION

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Total revenues	$177,434	$186,232	$198,754	$207,310
Earnings from operations	10,147	10,336	12,640	13,804
Earnings before income taxes	11,094	11,589	13,814	15,396
Net earnings	$7,161	$7,708	$8,704	$9,697
Per share data:
Basic earnings per common share	$0.44	$0.47	$0.47	$0.48
Diluted earnings per common share	$0.40	$0.43	$0.44	$0.45
Period end membership	419,300	438,700	467,100	489,600

	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total revenues	$95,753	$107,610	$116,398	$141,726
Earnings from operations	6,262	7,718	8,028	9,598
Earnings before income taxes	7,177	8,683	14,780	10,496
Net earnings	$4,300	$5,234	$9,273	$6,814
Per share data:
Basic earnings per common share	$0.28	$0.34	$0.58	$0.42
Diluted earnings per common share	$0.25	$0.30	$0.52	$0.38
Period end membership	249,300	278,600	296,100	409,600

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Directors

      Information concerning our directors will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	Executive Officers and Key Employees

      The following table sets forth information regarding our executive officers and key employees, including their ages at January 31, 2004:

Name	Age	Position

Executive Officers
Michael F. Neidorff	61	President, Chief Executive Officer and Director
Joseph P. Drozda, Jr., M.D.	58	Executive Vice President, Operations
Carol E. Goldman	46	Senior Vice President, Chief Administration Officer
Cary D. Hobbs	36	Senior Vice President, Strategy and Business Implementation
Daniel R. Paquin	40	Senior Vice President, New Plan Implementation and Development
William N. Scheffel	50	Senior Vice President and Controller
Brian G. Spanel	48	Senior Vice President and Chief Information Officer
John D. Tadich	51	Senior Vice President, Specialty Companies
Karey L. Witty	39	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Key Employees
Christopher D. Bowers	48	President and Chief Executive Officer, Superior HealthPlan
Kathleen R. Crampton	59	President and Chief Executive Officer, Managed Health Services Insurance Corporation
Rita Johnson-Mills	44	President and Chief Executive Officer, Coordinated Care Corporation Indiana
Alexander H. McLean	33	President and Chief Executive Officer, University Health Plans

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

      Joseph P. Drozda, Jr., M.D. has served as our Executive Vice President, Operations since September 2003. Dr. Drozda served as our Senior Vice President, Medical Affairs from November 2000 through August 2003 and as our part-time Medical Director from January 2000 through October 2000. From June 1999 to October 2000, Dr. Drozda was self-employed as a consultant to managed care organizations, physician groups, hospital networks and employer groups on a variety of managed care delivery and financing issues. From 1996 to April 1999, Dr. Drozda served as the Vice President of Medical Management of SSM Health Care, a health services network.

      Carol E. Goldman has served as Senior Vice President, Chief Administration Officer since July 2002. From September 2001 to June 2002, Ms. Goldman served as our Plan Director of Human Resources.

From 1998 to August 2001, Ms. Goldman was Human Resources Manager at Mallinckrodt Inc., a medical device and pharmaceutical company. From 1996 to 1998, Ms. Goldman served as Compensation Analyst for Mallinckrodt.

      Cary D. Hobbs has served as our Senior Vice President of Strategy and Business Implementation since January 2004, as our Vice President of Strategy and Business Implementation from September 2002 to December 2003 and as our Director of Business Implementation from 1997 to August 2002. From 1995 to 1996, Ms. Hobbs was responsible for the development and implementation of the corporate Community Relations department of Group Health Plan, a St. Louis-based subsidiary of Coventry Corporation.

      Daniel R. Paquin has served as our Senior Vice President, New Plan Implementation and Development since September 2003. From January 2003 through August 2003, Mr. Paquin served as our Senior Vice President, Health Plan Business Group. In 2002, Mr. Paquin served as Regional President, Midwest/ Medicaid for UnitedHealth Group. From 1999 to 2002, Mr. Paquin served as Senior Vice President, Operations at AmeriChoice Health Services, a managed care organization. From 1997 to 1999, Mr. Paquin was the Regional Vice President, Northeast Region of Comprehensive Care Corporation, a managed care organization.

      William N. Scheffel has served as our Senior Vice President and Controller since December 2003. From July 2002 to October 2003, Mr. Scheffel was a partner with Ernst & Young LLP. From 1975 to July 2002, Mr. Scheffel was with Arthur Andersen LLP, where he was admitted as a partner in 1987. Mr. Scheffel is a Certified Public Accountant.

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

      John D. Tadich has served as our Senior Vice President, Specialty Companies since November 2002. From 1997 to October 2002, Mr. Tadich was a private investor and consultant in the healthcare industry. From 1992 to 1997, Mr. Tadich served as President of United Behavioral Health, a specialty company within UnitedHealth Group.

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

      Rita Johnson-Mills has served as the President and Chief Executive Officer of Coordinated Care Corporation, our health plan in Indiana, since April 2001. From September 2000 to April 2001, Ms. Johnson-Mills served as the Chief Operating Officer of Coordinated Care Corporation. From 1999 to 2000, Ms. Johnson-Mills was a Senior Vice President and the Chief Operating Officer of Medical Diagnostic Management, Inc. From 1995 to 1999, Ms. Johnson-Mills served as Senior Vice President and Chief Operating Officer of DC Chartered Health Plan, Inc., a health maintenance organization.

      Alexander H. McLean has served as the President and Chief Executive Officer of University Health Plans, a health plan in New Jersey of which we acquired control in December 2002, since May 1999. From 1997 to May 1999, Mr. McLean served as the Chief Operating Officer of UHP. From 1995 to 1997, Mr. McLean was employed by Ernst & Young LLP as a Senior Consultant in its healthcare practice.

      Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of our Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

      Information concerning executive compensation will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Information About Executive Compensation” and “Stock Performance Graph.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Principal Stockholders” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2004 annual meeting of stockholders under “Principal Accountant Fees and Services.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

                    1.     Consolidated Financial Statements

                    2.     Financial Statement Schedules

Report of Independent Auditors on Financial Statement Schedule	66
Schedule II — Valuation and Qualifying Accounts	67

                    3.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

      (b) Reports on Form 8-K.

On October 27, 2003, we furnished a current report on Form 8-K under Item 12 announcing our operating results for the quarter ended September 30, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Centene Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Centene Corporation and its subsidiaries (the Company) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001, prior to the revisions discussed in Notes 1 and 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

      As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Notes 1 and 3, these financial statements have been restated to reflect the three-for-two stock split that was declared by the Company’s Board of Directors on May 27, 2003 and have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements and the transitional disclosures described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 9, 2004

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. The Financial Statements to which this report relates have been restated to reflect the three-for-two stock split which was declared by Centene Corporation’s board of directors on May 27, 2003 and have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. This copy of the Arthur Andersen report does not cover the adjustments to restate the Financial Statements which is further discussed in Note 1, or the transitional disclosures which are presented in Note 3. The adjustments and transitional disclosures were reported on by PricewaterhouseCoopers LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Centene Corporation:

      We have audited the accompanying consolidated balance sheets of Centene Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri

February 1, 2002

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$64,346	$59,656
Premium and related receivables, net of allowances of $607 and $219, respectively	20,308	16,773
Short-term investments, at fair value (amortized cost $15,192 and $9,687, respectively)	15,160	9,571
Deferred income taxes	2,732	2,846
Other current assets	7,755	4,243

Total current assets	110,301	93,089
Long-term investments, at fair value (amortized cost $183,749 and $78,025, respectively)	184,811	79,666
Restricted deposits, at fair value (amortized cost $20,201 and $15,561, respectively)	20,364	15,762
Property, software and equipment	23,106	6,295
Goodwill	13,066	5,022
Intangible assets	6,294	5,673
Other assets	4,750	4,820

Total assets	$362,692	$210,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$106,569	$91,181
Accounts payable and accrued expenses	17,965	10,748
Unearned revenue	3,673	—
Current portion of long-term debt and notes payable	579	—

Total current liabilities	128,786	101,929
Long-term debt	7,616	—
Other liabilities	6,175	5,334

Total liabilities	142,577	107,263
Minority interest	—	881
Stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 20,131,924 and 16,243,649 shares, respectively	20	16
Additional paid-in capital	157,380	72,372
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	740	1,087
Retained earnings	61,975	28,708

Total stockholders’ equity	220,115	102,183

Total liabilities and stockholders’ equity	$362,692	$210,327

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	2003	2002	2001

Revenues:
Premiums	$759,763	$461,030	$326,184
Services	9,967	457	385

Total revenues	769,730	461,487	326,569

Expenses:
Medical costs	626,192	379,468	270,151
Cost of services	8,323	341	329
General and administrative expenses	88,288	50,072	37,617

Total operating expenses	722,803	429,881	308,097

Earnings from operations	46,927	31,606	18,472
Other income (expense):
Investment and other income	5,160	9,575	3,916
Interest expense	(194)	(45)	(362)

Earnings before income taxes	51,893	41,136	22,026
Income tax expense	19,504	15,631	9,131
Minority interest	881	116	—

Net earnings	33,270	25,621	12,895
Accretion of redeemable preferred stock	—	—	(467)

Net earnings attributable to common stockholders	$33,270	$25,621	$12,428

Earnings per share:
Basic earnings per common share	$1.86	$1.63	$5.98
Diluted earnings per common share	$1.73	$1.47	$1.07
Weighted average number of shares outstanding:
Basic	17,852,213	15,716,040	2,078,099
Diluted	19,211,076	17,466,116	12,029,246

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock						Preferred Stock
										Unrealized
					$.001 Par				Additional	Gain	Retained
	Series A		Series B		Value				Paid-in	(Loss) on	Earnings
	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Investments	(Deficit)	Total

Balance, December 31, 2000	415,871	$1	936,419	$2	—	$—	3,234,510	$360	$7	$81	$(9,285)	$(8,834)
Net earnings	—	—	—	—	—	—	—	—	—	—	12,895	12,895
Change in unrealized investment gains, net of $32 tax	—	—	—	—	—	—	—	—	—	54	—	54

Comprehensive earnings												12,949
Common stock issued for stock options	28,650	—	—	—	—	—	—	—	32	—	—	32
Purchase of stock	(16,500)	—	—	—	—	—	—	—	(30)	—	(56)	(86)
Stock compensation expense	—	—	—	—	—	—	—	—	6	—	—	6
Preferred stock accretion	—	—	—	—	—	—	—	—	—	—	(467)	(467)
Exercise warrants to purchase common stock	—	—	69,004	—	—	—	—	—	18	—	—	18
Conversion of preferred stock to common stock	—	—	—	—	8,808,510	9	(3,234,510)	(360)	19,680	—	—	19,329
Conversion of Series A and B common stock to $.001 par value common stock	(428,021)	(1)	(1,005,423)	(2)	1,433,444	1	—	—	2	—	—	—
Proceeds from initial public offering	—	—	—	—	4,875,000	5	—	—	41,037	—	—	41,042
Issuance of common stock for purchase of joint venture interest	—	—	—	—	10,714	—	—	—	100	—	—	100

Balance, December 31, 2001	—	$—	—	$—	15,127,668	$15	—	$—	$60,852	$135	$3,087	$64,089
Net earnings	—	—	—	—	—	—	—	—	—	—	25,621	25,621
Change in unrealized investment gains, net of $559 tax	—	—	—	—	—	—	—	—	—	952	—	952

Comprehensive earnings												26,573
Common stock issued for stock options and employee stock purchase plan	—	—	—	—	410,238	—	—	—	491	—	—	491
Proceeds from stock offering	—	—	—	—	705,743	1	—	—	10,317	—	—	10,318
Stock compensation expense	—	—	—	—	—	—	—	—	270	—	—	270
Tax benefits related to stock options	—	—	—	—	—	—	—	—	442	—	—	442

Balance, December 31, 2002	—	$—	—	$—	16,243,649	$16	—	$—	$72,372	$1,087	$28,708	$102,183
Net earnings	—	—	—	—	—	—	—	—	—	—	33,270	33,270
Change in unrealized investment gains, net of $(186) tax	—	—	—	—	—	—	—	—	—	(347)	—	(347)

Comprehensive earnings												32,923
Common stock issued for stock options and employee stock purchase plan	—	—	—	—	438,275	1	—	—	1,144	—	—	1,145
Proceeds from stock offering	—	—	—	—	3,450,000	3	—	—	81,310	—	—	81,313
Stock compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Tax benefits related to stock options	—	—	—	—	—	—	—	—	2,366	—	—	2,366
Cash paid for fractional share impact of stock split	—	—	—	—	—	—	—	—	—	—	(3)	(3)

Balance, December 31, 2003	—	$—	—	$—	20,131,924	$20	—	$—	$157,380	$740	$61,975	$220,115

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$33,270	$25,621	$12,895
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	6,448	2,565	1,847
Stock compensation expense	188	270	6
Minority interest	(881)	(116)	—
Gain on sale of investments	(1,646)	(649)	(390)
Changes in assets and liabilities —
Premium and related receivables	(2,364)	(2,449)	9,406
Other current assets	(3,180)	(1,463)	(238)
Deferred income taxes	772	(574)	(37)
Other assets	223	857	—
Medical claims liabilities	15,053	15,386	8,686
Unearned revenue	3,673	(827)	—
Accounts payable and accrued expenses	3,897	1,910	(1,987)
Other operating activities	546	(872)	—

Net cash provided by operating activities	55,999	39,659	30,188

Cash flows from investing activities:
Purchase of property, software and equipment	(19,162)	(3,918)	(3,635)
Purchase of investments	(435,282)	(192,371)	(25,481)
Sales and maturities of investments	319,564	127,706	25,037
Acquisitions, net of cash acquired	(5,861)	(11,096)	6,745

Net cash (used in) provided by investing activities	(140,741)	(79,679)	2,666

Cash flows from financing activities:
Proceeds from issuance of common stock	81,313	10,318	41,042
Payment of subordinated debt	—	—	(4,000)
Proceeds from exercise of stock options	1,145	491	32
Extinguishment of acquired liabilities	(1,218)	—	—
Cash paid for fractional share impact of stock split	(3)	—	—
Proceeds from borrowings	8,581	—	—
Reduction of long-term debt and notes payable	(386)	—	—
Other financing activities	—	—	(84)

Net cash provided by financing activities	89,432	10,809	36,990

Net increase (decrease) in cash and cash equivalents	4,690	(29,211)	69,844

Cash and cash equivalents, beginning of period	59,656	88,867	19,023

Cash and cash equivalents, end of period	$64,346	$59,656	$88,867

Interest paid	$176	$28	$920
Income taxes paid	$19,935	$16,433	$9,460

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1.	Organization and Operations

      Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates under its own state licenses in Wisconsin, Texas, Indiana and New Jersey, and contracts with other managed care organizations to provide risk and nonrisk management services. As of January 1, 2004, the Company commenced operations under its own state license in Ohio. Centene’s Specialty Services segment contracts with other healthcare organizations, as well as Centene owned companies, to provide specialty services including behavioral health, nurse triage and pharmacy compliance.

      In May 2003, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend, payable July 11, 2003 to shareholders of record on June 20, 2003. All share, per share and stockholders’ equity amounts have been restated to reflect this stock split.

2.	Public Stock Offerings

      In August 2003, the Company closed a follow-on public offering of 3,450,000 shares of common stock at $25.00 per share. Centene received net proceeds of $81,313 from this offering.

      In June 2002, the Company closed a follow-on public offering whereby 7,919,258 shares were sold by selling stockholders and 705,743 shares were sold by the Company at $16.50 per share. Centene received net proceeds of $10,318 from this offering.

      In December 2001, the Company completed an initial public offering (IPO) of 4,875,000 shares of its common stock at $9.33 per share. The net proceeds to the Company were $41,042. In conjunction with the IPO, all outstanding shares of preferred stock were converted into shares of common stock in accordance with their terms.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

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

Cash and Cash Equivalents

      Investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of commercial paper, money market funds and bank savings accounts.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Short-term investments include securities with maturities between three months and one year. Long-term investments include securities with maturities greater than one year.

      Short-term and long-term investments are classified as available for sale and are carried at fair value based on quoted market prices. Unrealized gains and losses on investments available for sale are excluded from earnings and reported as a separate component of stockholders’ equity, net of income tax effects. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. The Company monitors the difference between the cost and fair value of investments. Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

Restricted Deposits

      Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term, regardless of the contractual maturity date, due to the nature of the states’ requirements. The Company is required to annually adjust the amount of the deposit pledged to certain states. These adjustments are funded from cash and investment balances and are expected to total $629 in 2004.

Property, Software and Equipment

      Property, software and equipment is stated at cost less accumulated depreciation. Depreciation is calculated principally by the straight-line method over estimated useful lives ranging from 40 years for buildings, three years for software and computer equipment and five to seven years for furniture and equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease ranging between two and ten years.

Intangible Assets

      Intangible assets represent assets acquired in purchase transactions and consist of purchased contract rights, provider contracts and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from 60 to 120 months. Provider contracts are amortized using the straight-line method over 120 months.

      Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is reviewed at least annually for impairment. In addition, the Company will perform an impairment analysis of intangible assets more frequently based on other factors. Such factors would include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts. An impairment loss is recognized if the carrying value of goodwill exceeds the implied fair value. The Company did not recognize any impairment losses for the periods presented.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of this adjustment on net earnings, as well as basic and diluted earnings per share, for the year ended December 31, 2001 follows:

		Basic Earnings	Diluted Earnings
	Amount	Per Common Share	Per Common Share

Net earnings attributable to common stockholders	$12,428	$5.98	$1.07
Goodwill amortization	471	0.23	0.04

Adjusted net earnings	$12,899	$6.21	$1.11

Medical Claims Liabilities

      Medical services costs include claims paid, claims adjudicated but not yet paid, estimates for claims received but not yet adjudicated, estimates for claims incurred but not yet received and estimates for the costs necessary to process unpaid claims.

      The estimates of medical claims liabilities are developed using standard actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known. Management did not change actuarial methods during the years presented. Management believes the amount of medical claims payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of December 31, 2003; however, actual claim payments may differ from established estimates.

Premium Revenue and Related Receivables

      The majority of the Company’s Medicaid Managed Care premium revenue is received monthly based on fixed rates per member as determined by the state contracts. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. The revenue is recognized as earned over the covered period of services. Premiums collected in advance are recorded as unearned revenue.

      The Specialty Services segment generates revenue from capitation payments to our behavioral health company from our health plans and others. It also receives fees for the direct provision of care and school programs in Arizona. The Company’s medication compliance program receives fee income from the manufacturers of pharmaceuticals. The Company’s nurse line product receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

      Revenues due to the Company are recorded as premium and related receivables and recorded net of an allowance for uncollectible accounts based on historical trends and management’s judgement on the collectibility of these accounts.

Significant Customers

      Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The contracts, which expire on various dates between April 30, 2004 and December 31, 2004 are expected to be renewed. Contracts with the states of Wisconsin, Texas, Indiana and New Jersey each accounted for over 10% of the Company’s revenues for the year ended December 31, 2003.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance

      Centene’s Medicaid Managed Care subsidiaries have purchased reinsurance from third parties to cover eligible healthcare services. The current reinsurance agreements generally cover 90% of inpatient healthcare expenses in excess of annual deductibles of $75 to $150 per member, up to a lifetime maximum of $2,000. The subsidiaries are responsible for inpatient charges in excess of an average daily per diem.

      Reinsurance recoveries were $5,345, $1,542 and $3,958 in 2003, 2002 and 2001, respectively. Reinsurance expenses were approximately $6,185, $3,981 and $10,252 in 2003, 2002 and 2001, respectively. Reinsurance recoveries, net of expenses, are included in medical costs.

Other Income (Expense)

      Other income (expense) consists principally of investment income and interest expense. Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments. For the year ended December 31, 2002, investment income included a $5,100 one-time dividend from a captive insurance company in which the Company maintained an investment.

Income Taxes

      Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

Stock Based Compensation

      The Company accounts for stock based compensation plans in accordance with the intrinsic value based method of Accounting Principles Board Opinion No. 25 as permitted by SFAS No. 123 and SFAS No. 148. Compensation cost related to stock options issued to employees is calculated on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense is then recognized on a straight-line basis over the vesting period, generally five years. The Company recognized $188, $270 and $6 during the years ended December 31, 2003, 2002 and 2001, respectively, for stock based compensation expense. Had compensation cost for the plans been determined based on the fair value method at the grant dates as specified in SFAS No. 123, the Company’s net earnings would have been reduced to the following pro forma amounts:

	2003	2002	2001

Net earnings attributable to common stockholders	$33,270	$25,621	$12,428
Pro-forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	2,261	1,556	665

Pro forma net earnings	$31,009	$24,065	$11,763

Basic earnings per common share:
As reported	$1.86	$1.63	$5.98
Pro forma	1.74	1.53	5.66
Diluted earnings per common share:
As reported	$1.73	$1.47	$1.07
Pro forma	1.61	1.38	1.02

      Additional information regarding the stock option plans is included in Note 14.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain 2002 and 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

      In July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” was issued which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002 and goodwill amortization was discontinued. Goodwill is reviewed at least annually for impairment. In addition, the Company will perform an impairment analysis of intangible assets more frequently based on other factors. Such factors would include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts. The Company did not recognize any impairment losses for the periods presented.

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

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. This interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FASB Interpretation No. 45 did not have a significant impact on the net income or equity of the Company.

      In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” was issued. The primary objectives of this interpretation, as amended, are to provide guidance on the identification and consolidation of variable interest entities, or VIE’s, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of this Interpretation and has determined that it does not have any VIEs.

4.	Acquisitions

Family Health Plan, Inc.

      Effective January 1, 2004, the Company commenced operations in Ohio through the acquisition from Family Health Plan, Inc. of certain Medicaid-related assets for a purchase price of approximately $6,800. The cost to acquire the Medicaid-related assets will be allocated to the assets acquired and liabilities assumed according to estimated fair values.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HMO Blue Texas

      Effective August 1, 2003, the Company acquired certain Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market for $1,045. The purchase price was allocated to acquired contracts, which are being amortized on a straight-line basis over a period of five years, the expected period of benefit.

Group Practice Affiliates

      During 2003, the Company acquired a 100% ownership interest in Group Practice Affiliates, LLC, a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). The consolidated financial statements include the results of operations of GPA since March 1, 2003. The Company paid $1,800 for its purchase of GPA. The cost to acquire the ownership interest has been allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of approximately $3,895. The goodwill is not amortized and is not deductible for tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

ScriptAssist

      In March 2003, the Company purchased contract and name rights of ScriptAssist, LLC (ScriptAssist), a medication compliance company. The purchase price of $563 was allocated to acquired contracts, which are being amortized on a straight-line basis over a period of five years, the expected period of benefit. The investor group who held membership interests in ScriptAssist included one of the Company’s executive officers.

University Health Plans, Inc.

      On December 1, 2002, the Company purchased 80% of the outstanding capital stock of University Health Plans, Inc. (UHP) in New Jersey. In October 2003, the Company exercised its option to purchase the remaining 20% of the outstanding capital stock. Centene paid a total purchase price of $13,258. The results of operations for UHP are included in the consolidated financial statements since December 1, 2002.

      The acquisition of UHP resulted in identified intangible assets of $3,800, representing purchased contract rights and provider network. The intangibles are being amortized over a ten-year period. Goodwill of $7,940 is not amortized and is not deductible for tax purposes. Changes during 2003 to the preliminary purchase price allocation primarily consisted of the purchase of the remaining 20% of the outstanding stock and the recognition of intangible assets and related deferred tax liabilities.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma information presents the results of operations of Centene and subsidiaries as if the UHP acquisition described above had occurred as of January 1, 2001. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2002	2001

Revenue	$567,048	$395,155
Net earnings	25,869	11,573
Diluted earnings per common share	1.48	1.00

Texas Universities Health Plan

      In June 2002, the Company purchased SCHIP contracts in three Texas service areas. The cash purchase price of $595 was recorded as purchased contract rights, which are being amortized on a straight-line basis over five years, the expected period of benefit.

Bankers Reserve

      In March 2002, the Company acquired Bankers Reserve Life Insurance Company of Wisconsin for a cash purchase price of $3,527. The Company allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Centene allocated $479 to identifiable intangible assets, representing the value assigned to acquired licenses, which are being amortized on a straight-line basis over a period of ten years. The Company accounted for this acquisition under the purchase method of accounting and accordingly, the consolidated results of operations include the results of the acquired Bankers Reserve business from the date of acquisition. Pro forma disclosures related to the acquisition have been excluded as immaterial.

      As part of the acquisition, the Company acquired $5,200 of Separate Account assets and $5,200 of Separate Account liabilities. The acquired Separate Account assets and liabilities represent fixed rate annuity contracts with various maturity dates. Concurrent with the acquisition of Bankers Reserve, the Company entered into a 100% coinsurance reinsurance agreement with an unaffiliated party to reinsure the guaranteed cash value, annuity benefit, surrender benefit and death benefits associated with these contracts. The reinsurance premiums paid for this coverage equal the net administrative fee earned and received by the Company on the annuity contracts. Accordingly, there is no income statement impact to the Company as a result of acquiring the Separate Account assets and liabilities. The Separate Account balances, which are being liquidated and paid to insureds as annuities mature, do not have a minimum guarantee benefit beyond the cash surrender value of the policy. At December 31, 2003 Separate Account balances of $3,866 are included in Other assets and Other liabilities in the consolidated balance sheets.

Humana, Inc.

      In February 2001, the Company acquired certain contract rights in Wisconsin and Texas for a cash purchase price of $1,250. The purchase price was allocated to purchased contract rights which are being amortized on a straight-line basis over five years, the period expected to be benefited.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-term and Long-term Investments and Restricted Deposits

      Short-term and long-term investments and restricted deposits available for sale by investment type consist of the following:

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,570	$163	$—	$19,733
Commercial paper	877	—	—	877
State/ municipal securities and other	198,695	1,344	(314)	199,725

Total	$219,142	$1,507	$(314)	$220,335

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,797	$204	$(3)	$2,998
Commercial paper	13,278	—	—	13,278
State/ municipal securities and other	87,198	1,669	(144)	88,723

Total	$103,273	$1,873	$(147)	$104,999

      The contractual maturity of short-term and long-term investments and restricted deposits as of December 31, 2003, are as follows:

	Investments		Restricted Deposits

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

One year or less	$15,192	$15,160	$1,130	$1,133
One year through five years	90,897	91,610	18,254	18,376
Five years through ten years	30,683	30,998	817	855
After ten years	62,169	62,203	—	—

Total	$198,941	$199,971	$20,201	$20,364

      Actual maturities may differ from contractual maturities due to call or prepayment options. The Company has the option to redeem within the next five years all of the securities included in the after ten years category listed above.

      The Company recorded realized gains and losses on the sale of investments for the years ended December 31 as follows:

	2003	2002	2001

Gross realized gains	$1,859	$698	$424
Gross realized losses	(213)	(49)	(34)

Net realized gains	$1,646	$649	$390

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Various state statutes require the Company’s managed care subsidiaries to deposit or pledge minimum amounts of investments to state agencies. Securities with an amortized cost of $20,201 and $15,561 were deposited or pledged to state agencies by Centene’s managed care subsidiaries at December 31, 2003 and 2002, respectively. These investments are classified as long-term restricted deposits in the consolidated financial statements due to the nature of the states’ requirements.

6.	Property, Software and Equipment

      Property, software and equipment consist of the following as of December 31:

	2003	2002

Building	$10,971	$434
Furniture and office equipment	9,641	6,461
Computer software	4,878	4,724
Leasehold improvements	3,663	1,286
Land	2,320	151

	31,473	13,056
Less — accumulated depreciation	(8,367)	(6,761)

Property, software and equipment, net	$23,106	$6,295

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3,469, $1,887 and $1,199, respectively.

7.	Intangible Assets

      Goodwill balances and the changes therein are as follows:

	Medicaid	Specialty
	Managed Care	Services	Total

Balance as of December 31, 2001	$1,231	$—	$1,231
Acquisitions	3,791	—	3,791

Balance as of December 31, 2002	5,022	—	5,022
Acquisitions	2,628	3,895	6,523
Purchase price allocation adjustments	1,521	—	1,521

Balance as of December 31, 2003	$9,171	$3,895	$13,066

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other intangible assets at December 31 consist of the following:

			Weighted
			Average Life
			in Years

	2003	2002	2003	2002

Purchased contract rights	$6,492	$4,885	7.9	7.4
Provider contracts	1,400	1,400	10.0	10.0

Other intangible assets	7,892	6,285	8.3	7.6
Less accumulated amortization
Purchased contract rights	(1,446)	(600)
Provider contracts	(152)	(12)

Total accumulated amortization	(1,598)	(612)

Other intangible assets, net	$6,294	$5,673

      Amortization expense was $986, $367 and $648 for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization expense for 2004, 2005, 2006, 2007 and 2008, excluding the acquisition of the Medicaid-related assets in Ohio and assuming no further acquisitions, is approximately $1,100, $1,100, $900, $800 and $600, respectively.

8.	Income Taxes

      The consolidated income tax expense consists of the following for the years ended December 31:

	2003	2002	2001

Current:
Federal	$16,776	$13,661	$7,952
State	2,464	2,338	1,624

Total current	19,240	15,999	9,576
Deferred	264	(368)	(445)

Total expense	$19,504	$15,631	$9,131

      The following is a reconciliation of the expected income tax expense at U.S. Federal statutory rates to Centene’s actual income tax expense for the years ended December 31:

	2003	2002	2001

Expected federal income tax expense	$18,163	$14,398	$7,709
State income taxes, net of federal income tax benefit	1,602	1,520	1,141
Tax exempt investment income	(916)	(411)	—
Other, net	655	124	281

Income tax expense	$19,504	$15,631	$9,131

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences that give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2003	2002

Medical claims liabilities and other accruals	$3,992	$3,848
Allowance for doubtful accounts	230	81
Depreciation and amortization	720	702
Unearned revenue	279	—
Other	156	8

Total deferred tax assets	5,377	4,639

Identified intangible assets	1,288	—
Unrealized gain on investments	472	618
Prepaid expenses	409	—
Other	566	703

Total deferred tax liabilities	2,735	1,321

Net deferred tax assets and liabilities	$2,642	$3,318

9.	Medical Claims Liabilities

      The change in medical claims liabilities is summarized as follows:

	2003	2002

Balance, January 1	$91,181	$59,565
Acquisitions	335	16,230
Incurred related to:
Current year	645,482	396,715
Prior years	(19,290)	(17,247)

Total incurred	626,192	379,468

Paid related to:
Current year	544,309	324,210
Prior years	66,830	39,872

Total paid	611,139	364,082

Balance, December 31	$106,569	$91,181

      Changes in estimates of incurred claims for prior years were attributable to favorable development in all of our markets, including lower than anticipated utilization of medical services.

      The Company had reinsurance recoverables related to medical claims liabilities of $1,590 and $2,738 at December 31, 2003 and 2002, respectively, included in premiums and other receivables.

10.	Revolving Line of Credit

      The Company has a $25,000 revolving line of credit facility with LaSalle Bank N.A. (LaSalle) which expires in May 2004. The line of credit has interest rates based on prime, floating or LIBOR rates. The line is secured by an interest in the common stock of the Company’s subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. The

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is required to obtain LaSalle’s consent of any proposed acquisition that would result in a violation of any of the covenants contained in the line of credit. As of December 31, 2003, the Company was in compliance with all covenants and no funds were outstanding on the facility.

11.	Notes Payable and Long-term Debt

      In August 2003, the Company borrowed $8,000 under a non-recourse mortgage loan arrangement to finance a portion of its purchase of its corporate headquarters’ building. The mortgage bears interest at the prevailing prime rate less .25%. During 2003 and at December 31, 2003, the mortgage bore interest at 3.75%. This mortgage is collateralized by our corporate headquarters’ building, which had a net book value of $12,575 at December 31, 2003. The loan includes a financial covenant requiring a minimum rolling twelve-month debt service coverage ratio. As of December 31, 2003, the Company was in compliance with this covenant. Maturities on the mortgage are as follows:

2004	$288
2005	288
2006	288
2007	288
2008	6,752

Total	$7,904

      The Company issued a $581 promissory note payable as part of the acquisition of GPA. The outstanding balance at December 31, 2003 was $291.

      As of December 31, 2002 and 2001, the Company had no outstanding debt. During 2001, the Company had subordinate promissory notes with principal balances due ranging from $0 to $4,000. Interest was due and payable annually in September at a rate of 8.5%. In December 2001, all of the promissory notes and related accrued interest were paid in full.

12.	Stockholders’ Equity

      Upon completion of the Company’s IPO in December 2001, each outstanding share of Class A and B common stock and Series A,B,C and D preferred stock was converted into one share of a single class of common stock.

      Effective November 2001, the Company changed its state of incorporation from Wisconsin to Delaware. Under the Delaware Certificate of Incorporation, the Company has 10,000,000 authorized shares of preferred stock at $.001 par value and 40,000,000 authorized shares of common stock at $.001 par value. At December 31, 2003, there were no preferred shares outstanding.

13.	Statutory Capital Requirements and Dividend Restrictions

      Various state laws require Centene’s regulated subsidiaries to maintain minimum capital requirements as required by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2003 and 2002, Centene’s subsidiaries had aggregate statutory capital and surplus of $64,700 and $38,600, respectively, compared with the required minimum aggregate statutory capital and surplus of $30,900 and $22,100, respectively. The Company received dividends from its managed care subsidiaries of $6,000, $4,000 and $0 during the years ended December 31, 2003, 2002 and 2001, respectively.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Option Plans

      The Company’s stock option plans allow for the granting of restricted stock awards and options to purchase common stock for key employees and other contributors to Centene. Both incentive options and nonqualified stock options can be awarded under the plans. Further, no option will be exercisable for longer than ten years after date of grant. The Plans have reserved 5,175,000 shares for option grants. Options granted generally vest over a five-year period beginning on the first anniversary of the date of grant and annually thereafter.

      Option activity for the years ended December 31 is summarized below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,330,460	$6.25	2,134,410	$1.78	2,115,060	$1.12
Granted	996,289	26.00	731,250	16.55	208,500	7.99
Exercised	(438,893)	2.25	(416,100)	1.10	(28,650)	1.14
Canceled	(171,077)	11.54	(119,100)	7.32	(160,500)	1.21

Options outstanding, end of year	2,716,779	$13.81	2,330,460	$6.25	2,134,410	$1.78

Weighted average remaining life	7.6 years		7.4 years		7.6 years
Weighted average fair value of options granted	$15.25		$10.05		$3.73

      The following table summarizes information about options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.00 - $ 1.99	1,029,566	5.0	$1.22	712,316	$1.36
$ 2.00 - $ 4.99	17,400	7.2	3.50	3,000	3.50
$ 5.00 - $ 9.99	41,250	8.0	7.45	23,250	5.99
$10.00 - $14.99	85,650	7.9	12.18	28,350	12.47
$15.00 - $19.99	646,148	8.7	16.68	85,598	16.78
$20.00 - $24.99	237,855	9.3	23.53	12,000	21.22
$25.00 - $29.99	558,250	9.7	27.52	—	—
$30.00 - $34.99	100,660	9.9	31.00	—	—

	2,716,779	7.6	$13.81	864,514	$3.66

      The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following assumptions: no dividend yield; expected volatility of 1% through the date of the IPO, 50% through the end of 2001, 54% for 2002 and 53% for 2003; risk-free interest rate of 3.1%, 3.6% and 4.9% and expected lives of 6.0, 7.4 and 7.6 for the years ended December 31, 2003, 2002 and 2001, respectively.

      During 2002, Centene implemented an employee stock purchase plan. The Company has reserved 450,000 shares of common stock and issued 9,210 shares and 2,688 shares in 2003 and 2002, respectively, related to the employee stock purchase plan.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Retirement Plan

      Centene has a defined contribution plan which covers substantially all employees who work at least 1,000 hours in a twelve consecutive month period and are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee’s contribution. Company contributions to the plan were $581, $312 and $306 during the years ended December 31, 2003, 2002 and 2001, respectively.

16.	Commitments

      Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases. Rental expense was $3,144, $2,637 and $2,109 for the years ended December 31, 2003, 2002 and 2001, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2004	$7,233
2005	6,699
2006	6,150
2007	4,872
2008	3,607
Thereafter	8,587

$37,148

17.	Contingencies

      Aurora Health Care, Inc., or Aurora, provides medical professional services to the Company’s Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming the Company had failed to adequately reimburse Aurora for services rendered during the period from 1998 to 2003. The claim seeks damages totaling $9,400. The Company disputes the claim, has filed answer and discovery requests against Aurora, and plans to vigorously defend against the matter.

      The Company is routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, the Company does not expect the results of these matters to have a material effect on its financial position or results of operations.

18.	Risks and Uncertainties

      The Company’s profitability depends in large part on accurately predicting and effectively managing medical services costs. The Company continually reviews its premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the medical services costs. Certain of these factors, which include changes in healthcare practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan’s control and could adversely affect the Company’s ability to accurately predict and effectively control healthcare costs. Costs in excess of those anticipated could have a material adverse effect on the Company’s results of operations.

      Financial instruments that potentially subject the Company to concentrations of credit and interest rate risks consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, government and agency securities and money market funds. Investments in marketable securities

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are managed within guidelines established by the Company’s board of directors. The Company carries these investments at fair value.

      Concentrations of credit risk with respect to accounts receivable are limited due to significant customers paying as services are rendered. Significant customers include the federal government and the states in which Centene operates. The Company has a risk of incurring loss if its allowance for doubtful accounts is not adequate.

      As discussed in Note 3 to the consolidated financial statements, the Company has reinsurance agreements with insurance companies. The Company monitors the insurance companies’ financial ratings to determine compliance with standards set by state law. The Company has a credit risk associated with these reinsurance agreements to the extent the reinsurers are unable to pay valid reinsurance claims of the Company.

19.	Earnings Per Share

      The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2003	2002	2001

Net earnings	$33,270	$25,621	$12,895
Accretion of redeemable preferred stock	—	—	(467)

Net earnings attributable to common stockholders	$33,270	$25,621	$12,428

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	17,852,213	15,716,040	2,078,099
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	1,358,863	1,750,076	9,951,147

Weighted average number of common shares and potential dilutive common shares outstanding	19,211,076	17,466,116	12,029,246

Basic earnings per common share	$1.86	$1.63	$5.98
Diluted earnings per common share	$1.73	$1.47	$1.07

      The calculation of diluted earnings per common share in 2003 excludes the impact of 658,910 shares related to stock options which are antidilutive.

20.	Segment Information

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information as of and for the year ended December 31, 2003, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total

Revenue from external customers	$760,041	$9,689	$—	$769,730
Revenue from internal customers	14,839	12,374	(27,213)	—

Total revenue	$774,880	$22,063	$(27,213)	$769,730

Earnings before income taxes	$49,764	$2,129	$—	$51,893

Total assets	$353,145	$9,547	$—	$362,692

Depreciation expense	$2,966	$503	$—	$3,469

Capital expenditures	$18,666	$496	$—	$19,162

      The Company evaluates performance and allocates resources based on earnings before income taxes. The accounting policies are the same as those described in the “Summary of Significant Accounting Policies” included in Note 3.

21.	Comprehensive Earnings

      Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended
	December 31,

	2003	2002

Net earnings	$33,270	$25,621
Reclassification adjustment, net of tax	(529)	(116)
Unrealized gains on investments available for sale, net of tax	182	1,068

Total comprehensive earnings	$32,923	$26,573

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Centene Corporation:

      Our audits of the consolidated financial statements of Centene Corporation referred to in our report dated February 9, 2004 included in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 9, 2004

Schedule II

CENTENE CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Amounts	Write-offs of	Balance
	Beginning of	Charged to	Uncollectible	End of
	Period	Expense	Receivables	Period

Allowance for Doubtful Receivables:
Year ended December 31, 2001	$1,866	$2,319	$(306)	$3,879
Year ended December 31, 2002	3,879	(971)	(2,689)	219
Year ended December 31, 2003	219	472	(84)	607

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
		FILED WITH
EXHIBIT		THIS		FILING DATE	EXHIBIT
NUMBER	DESCRIPTION	FORM 10-K	FORM	WITH SEC	NUMBER

3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.1
3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a
3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.3
4.1	Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2
4.2	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1
10.2	Contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services, dated January 2002-December 2003		10-Q	April 29, 2002	10.2
10.2a	Amendments to contract included as Exhibit 10.2	X
10.3†	Agreement between Network Health Plan of Wisconsin, Inc. and Managed Health Services Insurance Corp., dated January 1, 2001		S-1	October 9, 2001	10.3
10.4	1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc. (El Paso Service Area), dated May 14, 1999		S-1	October 9, 2001	10.4
10.4a	Amendment 11 to contract included as Exhibit 10.4	X
10.5	1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc. (Travis Service Area), dated August 9, 1999		S-1	October 9, 2001	10.5
10.5a	Amendment 14 to contract included as Exhibit 10.5	X
10.6	1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc. (Bexar Service Area), dated August 9, 1999		S-1	October 9, 2001	10.6
10.6a	Amendment 14 to contract included as Exhibit 10.6	X
10.8	1994 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.8
10.9	1996 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.9
10.10	1998 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.10
10.11	1999 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.11
10.12	2000 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.12
10.13	Form of Incentive Stock Option Agreement of Centene Corporation		S-1	October 9, 2001	10.13
10.14	Form of Non-statutory Stock Option Agreement of Centene Corporation		S-1	October 9, 2001	10.14

			INCORPORATED BY REFERENCE
		FILED WITH
EXHIBIT		THIS		FILING DATE	EXHIBIT
NUMBER	DESCRIPTION	FORM 10-K	FORM	WITH SEC	NUMBER

10.15	Executive Employment Agreement between Centene Corporation and Karey Witty, dated January 1, 2001		S-1	October 9, 2001	10.15
10.16	Executive Employment Agreement between Centene Corporation and Brian G. Spanel, dated September 26, 2001		S-1	October 9, 2001	10.16
10.17	Executive Employment Agreement between Centene Corporation and Joseph P. Drozda, M.D., dated October 1, 2001		10-Q	April 29, 2002	10.3
10.18	Executive Employment Agreement between Centene Corporation and Cary Hobbs, dated May 28, 2001	X
10.19	Executive Employment Agreement between Centene Corporation and William N. Scheffel, dated December 1, 2003	X
10.20	2002 Employee Stock Purchase Plan of Centene Corporation		10-Q	April 29, 2002	10.5
10.21	Loan Agreement between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002		S-1	May 14, 2002	10.21
10.21a	Revolving Note between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002		S-1	May 14, 2002	10.21a
10.21b	Stock Pledge Agreement between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002		S-1	May 14, 2002	10.21b
10.21c	First Amendment dated as of May 1, 2003 to Loan Agreement by and between LaSalle Bank National Association and Centene Corporation		10-Q	July 28, 2003	10.1
10.21d	Second Amendment, dated August 1, 2003, to Loan Agreement by and between LaSalle Bank National Association and Centene Corporation		10-Q	October 27, 2003	10.1
10.22	Stock Purchase Agreement among University Health Plans, Inc., University of Medicine and Dentistry of New Jersey and Centene Corporation, dated August 2, 2002		10-Q	October 28, 2002	10.1
10.23	Executive Employment Agreement between Centene Corporation and Carol E. Goldman, dated July 1, 2002		10-Q	October 28, 2002	10.2
10.24	Executive Employment Agreement between Centene Corporation and Daniel R. Paquin, dated November 19, 2002		10-Q	February 25, 2003	10.24
10.25	Executive Employment Agreement between Centene Corporation and John T. Tadich, dated October 31, 2002		10-Q	February 25, 2003	10.25
10.26	Contract between the Office of Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc., dated January 1, 2001		10-Q	February 25, 2003	10.26
10.26a	Amendment to contract included as Exhibit 10.26	X

INCORPORATED BY REFERENCE
FILED WITH
EXHIBIT		THIS		FILING DATE	EXHIBIT
NUMBER	DESCRIPTION	FORM 10-K	FORM	WITH SEC	NUMBER

10.27	Children’s Health Insurance Program Agreement for the Provision of Health Care Services between the Texas Health and Human Services Commission and Texas Universities Health Plan, Inc., dated January 20, 2000		10-Q	February 25, 2003	10.27
10.28	Contract between the State of New Jersey Department of Human Services Division of Medical Assistance and Health Services and University Health Plans, Inc., dated October 1, 2000		10-Q	February 25, 2003	10.28
10.28a	Amendments to contract included as Exhibit 10.28	X
10.29	Agreement of Purchase and Sale dated as of April 24, 2003 by and between The Realty Associates Fund IV, L.P., as seller, and Centene Management Corporation, as purchaser		10-Q	July 28, 2003	10.2
10.30	2003 Stock Incentive Plan of Centene Corporation	X
10.31	Lease Agreement between MHS Consulting Corporation and AVN Air, LLC, dated December 24, 2003	X
10.32	Asset Sale and Purchase Agreement by and among Centene Corporation, Buckeye Community Health Plan, Mercy Health Partners, and Family Health Plan, Inc.	X
10.33	Midwest Bankcentre Loan to CMC Real Estate Company, LLC, dated August 8, 2003	X
10.34	Contract between the State of Ohio, Department of Job and Family Services and Buckeye Community Health Plan, Inc.	X
21	List of subsidiaries	X
23	Consent of Independent Auditors	X
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

†	Confidential treatment has been granted for a portion of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2004.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF

Michael F. Neidorff
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and indicated, as of February 25, 2004.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	President, Chief Executive Officer and Director (principal executive officer)

/s/ KAREY L. WITTY Karey L. Witty	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ SAMUEL E. BRADT Samuel E. Bradt	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ CLAIRE W. JOHNSON Claire W. Johnson	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ RICHARD P. WIEDERHOLD Richard P. Wiederhold	Director