Form 10-Q
period 2004-03-31
CENTENE CORP
filed 2004-04-26
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33395

Centene Corporation

(Exact name of registrant as specified in its charter)

Delaware	42-1406317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7711 Carondelet Avenue, Suite 800 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☒    Yes  ☐    No

As of April 20, 2004, the registrant had 20,260,097 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,363	$64,346
Premium and related receivables, net of allowances of $718 and $607, respectively	21,634	20,308
Short-term investments, at fair value (amortized cost $32,705 and $15,192, respectively)	32,708	15,160
Deferred income taxes	3,174	2,732
Other current assets	9,231	7,755

Total current assets	111,110	110,301
Long-term investments, at fair value (amortized cost $189,432 and $183,749, respectively)	191,057	184,811
Restricted deposits, at fair value (amortized cost $20,190 and $20,201, respectively)	20,592	20,364
Property, software and equipment	24,056	23,106
Goodwill	18,408	13,066
Intangible assets	7,428	6,294
Other assets	4,732	4,750

Total assets	$377,383	$362,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$109,841	$106,569
Accounts payable and accrued expenses	17,733	17,965
Unearned revenue	3,736	3,673
Current portion of long-term debt and notes payable	288	579

Total current liabilities	131,598	128,786
Long-term debt	7,544	7,616
Other liabilities	5,613	6,175

Total liabilities	144,755	142,577
Stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 20,255,580 and 20,131,924 shares, respectively	20	20
Additional paid-in capital	159,237	157,380
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	1,258	740
Retained earnings	72,113	61,975

Total stockholders’ equity	232,628	220,115

Total liabilities and stockholders’ equity	$377,383	$362,692

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues:
Premiums	$222,690	$176,212
Services	2,835	1,222

Total revenues	225,525	177,434

Expenses:
Medical costs	180,448	146,907
Cost of services	2,016	975
General and administrative expenses	28,377	19,405

Total operating expenses	210,841	167,287

Earnings from operations	14,684	10,147
Other income (expense):
Investment and other income	1,510	974
Interest expense	(90)	(27)

Earnings before income taxes	16,104	11,094
Income tax expense	5,966	4,233
Minority interest	—	300

Net earnings	$10,138	$7,161

Earnings per share:
Basic earnings per common share	$0.50	$0.44
Diluted earnings per common share	$0.47	$0.40

Weighted average number of shares outstanding:
Basic	20,192,009	16,348,274
Diluted	21,533,870	17,757,266

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings	$10,138	$7,161
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	2,271	1,379
Stock compensation expense	19	5
Minority interest	—	(300)
Gain on sale of investments	(253)	(293)
Changes in assets and liabilities —
Premium and related receivables	(1,326)	(1,982)
Other current assets	(1,476)	(626)
Deferred income taxes	(755)	803
Other assets	13	58
Medical claims liabilities	3,272	3,586
Accounts payable and accrued expenses	1,211	(187)
Unearned revenue	63	19
Other operating activities	(812)	236

Net cash provided by operating activities	12,365	9,859

Cash flows from investing activities:
Purchase of property, software and equipment	(2,126)	(684)
Purchase of investments	(93,742)	(42,055)
Sales and maturities of investments	69,814	35,218
Acquisitions, net of cash acquired	(6,983)	(2,283)

Net cash used in investing activities	(33,037)	(9,804)

Cash flows from financing activities:
Reduction of long-term debt and notes payable	(363)	—
Proceeds from stock options and employee stock purchase plan	1,052	259

Net cash provided by financing activities	689	259

Net (decrease) increase in cash and cash equivalents	(19,983)	314

Cash and cash equivalents, beginning of period	64,346	59,656

Cash and cash equivalents, end of period	$44,363	$59,970

Interest paid	$91	$18
Income taxes paid	$3,390	$1,230

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates under its own state licenses in Indiana, New Jersey, Ohio, Texas and Wisconsin and contracts with other managed care organizations to provide risk and nonrisk management services. As of January 1, 2004, the Company commenced operations in Ohio. Centene’s Specialty Services segment contracts with other healthcare organizations, as well as Centene owned companies, to provide specialty services including behavioral health, nurse triage and pharmacy compliance.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2003. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2003 audited financial statements, have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2003 amounts in the consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

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

	Three Months Ended March 31,
	2004	2003
Net earnings	$10,138	$7,161
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	223	144

Pro forma net earnings	$9,915	$7,017

Basic earnings per common share:
As reported	$0.50	$0.44
Pro forma	0.49	0.43
Diluted earnings per common share:
As reported	$0.47	$0.40
Pro forma	0.46	0.40

3. Acquisitions

Family Health Plan, Inc.

Effective January 1, 2004, the Company commenced operations in Ohio through the acquisition of certain Medicaid-related assets from Family Health Plan, Inc. for a cash purchase price of approximately $6,800. The cost has been allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized.

The preliminary purchase price allocation resulted in identified intangible assets of $1,500, representing purchased contract rights and a non-compete agreement. The intangibles are being amortized over ten and five years, respectively. Goodwill of approximately $5,300 is deductible for tax purposes.

Group Practice Affiliates

During 2003, the Company acquired a 100% ownership interest in Group Practice Affiliates, LLC (GPA), a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). The consolidated financial statements include the results of operations of GPA since March 1, 2003. The Company paid $1,800 for its purchase of GPA. The cost to acquire the ownership interest has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in goodwill of $3,895 which is not deductible for tax purposes.

4. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2004	2003
Net earnings	$10,138	$7,161

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	20,192,009	16,348,274
Common stock equivalents (as determined by applying the treasury stock method)	1,341,861	1,408,992

Weighted average number of common shares and potential dilutive common shares outstanding	21,533,870	17,757,266

Basic earnings per common share	$0.50	$0.44

Diluted earnings per common share	$0.47	$0.40

5. Segment Information

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Centene operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, nurse triage and pharmacy compliance functions.

Segment information for the three months ended March 31, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$223,115	$2,410	$—	$225,525
Revenue from internal customers	14,530	4,705	(19,235)	—

Total revenue	$237,645	$7,115	$(19,235)	$225,525

Earnings before income taxes	$16,338	$(234)	$—	$16,104

Segment information for the three months ended March 31, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$176,311	$1,123	$—	$177,434
Revenue from internal customers	1,561	1,874	(3,435)	—

Total revenue	$177,872	$2,997	$(3,435)	$177,434

Earnings before income taxes	$9,837	$1,257	$—	$11,094

6. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains and losses on investments available for sale, as follows:

	Three Months Ended March 31,
	2004	2003
Net earnings	$10,138	$7,161
Reclassification adjustment, net of tax	(51)	(89)
Change in unrealized gain on investments, net of tax	569	143

Total comprehensive earnings	$10,656	$7,215

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing and in our annual report on Form 10-K for the year ended December 31, 2003. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results and The Trading Price of Our Common Stock.”

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We have health plans in Indiana, New Jersey, Ohio, Texas and Wisconsin. We also provide specialty services in Arizona, California, Colorado, Indiana, Texas and Wisconsin. These specialty services include behavioral health, nurse triage and pharmacy compliance.

RECENT ACQUISITIONS

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.8 million. We are now serving 23,800 members in Toledo, Ohio, a new market for us. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The preliminary purchase price allocation resulted in identified intangible assets of $1.5 million, representing purchased contract rights and a non-compete agreement. The intangibles are being amortized over ten and five years, respectively. The preliminary allocation also resulted in goodwill of $5.3 million.

Effective August 1, 2003, we acquired the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market. This transaction allows us to serve approximately 17,000 additional members in the State. The purchase price of $1.0 million was allocated to acquired contracts. The contracts are being amortized on a straight-line basis over a period of five years, the expected period of benefit.

During 2003, we acquired a 100% ownership interest in Group Practice Affiliates, LLC (63.7% in March 2003 and 36.3% in August 2003). GPA, a behavioral healthcare services company, serves over 700,000 individuals in five states through a combination of networks, groups and schools, including a portion of our membership. This acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid an aggregate purchase price of $1.8 million for GPA and recorded goodwill of $3.9 million related to the acquisition.

In March 2003, we purchased certain assets of ScriptAssist, a treatment compliance company. We are administering the purchased contracts under the ScriptAssist name. ScriptAssist uses various approaches and medical expertise to promote adherence to prescription drugs. The asset acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. The purchase price of $563,000 was allocated to acquired contracts. We are amortizing the contracts on a straight-line basis over five years, the expected period of benefit.

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

We are providing certain non-GAAP financial measures in this discussion of revenues and expenses. These measures exclude the impact of a premium tax enacted by one state in September 2003 which totaled $1.1 million in the three months ended March 31, 2004 and $0 in the three months ended March 31, 2003. We believe these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and better measure our performance on a comparable basis. We use the presented non-GAAP financial measures internally to focus management on period-to-period changes in our business. Therefore, we believe this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

Our Specialty Services companies generate revenues from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans and others. It also receives fees for the direct provision of care and certain school programs in Arizona. Our treatment compliance program receives fee income from the manufacturers of pharmaceuticals. NurseWise receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

Premiums collected in advance are recorded as unearned revenue. Premiums due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our judgment regarding the collectibility of these accounts. As we generally receive premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue and does not have a material impact on the presentation of our financial condition, changes in financial position or results of operations.

The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment and our entry into the Specialty Services segment. We have increased our membership through internal growth as well as acquisitions. From March 31, 2003 to March 31, 2004, we increased our membership by 24.6%. The following table sets forth our membership by state:

	March 31,
	2004	2003
Indiana	125,400	104,800
New Jersey	54,000	52,700
Ohio	23,800	—
Texas	154,000	122,700
Wisconsin	165,200	139,100

Total	522,400	419,300

The following table sets forth our membership by line of business:

	March 31,
	2004	2003
Medicaid	446,900	344,700
SCHIP	65,900	66,600
SSI	9,600	8,000

Total	522,400	419,300

During the last 12 months our membership increased by 23,800 members in Ohio due to the acquisition of Medicaid-related assets from FHP and 17,000 members in Texas due to the purchase of contract rights from HMO Blue Texas. Our membership also increased in each of our markets from additions to our provider networks, increases in counties served and growth in the number of Medicaid beneficiaries.

Operating Expenses

Our operating expenses include medical costs, cost of services, and general and administrative expenses.

Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

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

	Three Months Ended March 31,
	2004	2003
Medicaid and SCHIP	80.6%	82.4%
SSI	99.3	104.2
Total (GAAP)	81.0	83.4
Total (non-GAAP), excluding effect of premium tax	81.4	83.4

Our Medicaid and SCHIP ratio decreased in 2004 from 2003 due primarily to initiatives to reduce inappropriate emergency department usage and to establish preferred drug lists. The health benefits ratio for SSI is affected by a low membership base and is subject to greater volatility as a percentage of premiums (although relatively immaterial in total dollars to total medical costs).

Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to the clinics and supporting facilities and equipment used to provide services.

Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to health plans, specialty companies and the centralized functions that support all of our business units. The major centralized functions are claims processing, information systems and finance. In September 2003, concurrent with a rate increase received in one state, we began to be charged premium taxes by that state. Premium taxes are classified as general and administrative expenses. Our general and administrative expense ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The following table sets forth the general and administrative expense ratios by business segment and in total:

	Three Months Ended March 31,
	2004		2003
	GAAP	Non-GAAP*
Medicaid Managed Care	10.4%	9.9%	10.5%
Specialty Services	52.9	52.9	26.6
Total	12.6	12.2	10.9

*	excluding effect of premium tax

The improvement in the Medicaid Managed Care general and administrative expense ratio reflects growth in membership and leveraging of our overall infrastructure. This ratio decreased in 2004 from 2003 despite the levying of the premium tax from one of our states which resulted in $1.1 million additional general and administrative expense. The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. During the quarter ended March 31, 2004, an additional provision for uncollectible accounts of $450,000 was recorded related to write offs associated with transitioning certain activities within Specialty Services.

Other Income (Expense)

Other income (expense) consists principally of investment and other income and interest expense.

•	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

•	Interest expense reported in 2004 reflects mortgage interest on our corporate headquarters’ building and fees paid to a bank in conjunction with our credit facility. Interest expense reported in 2003 reflected fees paid to a bank in conjunction with our credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Summarized comparative financial data are as follows ($ in millions):

	Three Months Ended March 31,
	2004	2003	% Change 2003-2004
Premium revenue	$222.7	$176.2	26.4%
Services revenue	2.8	1.2	132.0%

Total revenues	225.5	177.4	27.1%
Medical costs	180.4	146.9	22.8%
Cost of services	2.0	1.0	106.8%
General and administrative expenses	28.4	19.4	46.2%

Earnings from operations	14.7	10.1	44.7%
Investment and other income, net	1.4	1.0	49.9%

Earnings before income taxes	16.1	11.1	45.2%
Income tax expense	6.0	4.2	40.9%
Minority interest	—	.3	—

Net earnings	$10.1	$7.2	41.6%

Diluted earnings per common share	$0.47	$0.40	17.5%

Revenues

Premiums for the three months ended March 31, 2004 increased 26.4% from the comparable period in 2003. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts from HMO Blue and the addition of our Ohio membership through our acquisition of the Medicaid-related assets of FHP.

Services revenues increased 132.0% due to a full three months of operations of GPA which we acquired on March 1, 2003.

Operating Expenses

Medical costs increased 22.8% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 81.0% from 83.4% due to our initiatives to reduce emergency department usage and to establish preferred drug lists as previously discussed.

Cost of services increased 106.8% due to a full three months of direct costs related to the services revenues of GPA which we acquired on March 1, 2003.

General and administrative expenses increased 46.2% primarily due to expenses for additional staff to support our membership growth, expansion into the Specialty Services segment and the institution of a premium tax.

Other Income

Investment and other income increased 49.9% for the three months ended March 31, 2004 from the comparable period in 2003. The increase was due to higher investment balances in 2004 primarily as a result of our $81.3 million stock offering completed in August 2003.

Income Tax Expense

Our effective tax rate in 2004 was 37.0%, compared to 38.2% in 2003. The decrease was primarily due to a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 3,450,000 shares sold in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $12.4 million in the three months ended March 31, 2004 compared to $9.9 million in the comparable period in 2003. The increase was primarily due to increased net income.

Our investing activities used cash of $33.0 million in the three months ended March 31, 2004 compared to $9.8 million in the comparable period in 2003. The largest component of investing activities related to increases in our investment portfolio. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of March 31, 2004, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.4 years. Cash is invested in investment vehicles such as municipal bonds, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash. The average annualized portfolio yield was 3.0% for the three months ended March 31, 2004 and 2.6% for the comparable period in 2003.

Our financing activities provided cash of $689,000 in the three months ended March 31, 2004 compared to $259,000 in the comparable period in 2003.

We spent $2.1 million and $684,000 in the three months ended March 31, 2004 and 2003, respectively, on capital assets. We anticipate spending $9.7 million on additional capital expenditures in 2004 related to office and market expansions and system upgrades.

At March 31, 2004, we had working capital, defined as current assets less current liabilities, of ($20.5) million as compared to ($18.5) million at December 31, 2003. Our working capital is negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

Cash, cash equivalents and short-term investments were $77.1 million at March 31, 2004 and $79.5 million at December 31, 2003. Long-term investments were $211.6 million at March 31, 2004 and $205.2 million at December 31, 2003, including restricted deposits of $20.6 million and $20.4 million, respectively. Cash and investments held by our unregulated entities totaled $119.1 million at March 31, 2004. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL COMMITMENTS

In April 2004, we amended our revolving line of credit facility with LaSalle Bank N.A. (LaSalle), increasing it to $50 million effective May 1, 2004. The new facility expires in May 2005. The facility has interest rates based on LaSalle’s prime rate or LIBOR. The line is secured by the common stock of our subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We are required to obtain LaSalle’s consent to any proposed acquisition that would result in a violation of any of the covenants contained in the facility. As of March 31, 2004, we were in compliance with all covenants and no funds were outstanding on the facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2004, our subsidiaries had aggregate statutory capital and surplus of $72.4 million, compared with the required minimum aggregate statutory capital and surplus requirements of $31.7 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2004, our Ohio, Texas and Wisconsin health plans were in compliance with the risk-based capital requirements adopted by these states. Indiana has adopted risk-based capital rules that will take effect as of December 31, 2004. If adopted by New Jersey, risk-based capital requirements may increase the minimum capital required for our health plan in New Jersey. We continue to monitor the requirements in Indiana and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue” or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the section of this filing entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

Actual results may differ from projections or estimates due to a variety of important factors. Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in healthcare practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payers, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation or suspension of our Medicaid managed care contracts by the state governments would also negatively impact us. Due to these factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

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

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between August 31, 2004 and June 30, 2005. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

For example, Congress has considered various forms of patient protection legislation commonly known as the Patients’ Bill of Rights and the legislation is currently pending in Congress. We cannot predict the impact of this legislation, if adopted, on our business.

Regulations May Decrease the Profitability of Our Health Plans.

Our Texas plan is required to pay a rebate to the state in the event profits exceed established levels. Similarly, our New Jersey plan is required to pay a rebate to the state in the event its health benefits ratio is less than 80%. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. The states of Indiana, New Jersey and Texas have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

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

Compliance With New Government Regulations May Require Us to Make Significant Expenditures.

On August 17, 2000, the United States Department of Health and Human Services, or HHS, issued a new regulation under HIPAA requiring the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. We were originally required to comply with this regulation by October 16, 2003. On July 24, 2003, CMS issued guidance allowing covered entities to implement contingency plans and accept legacy transaction formats if they were not able to meet the October 16th, 2003 compliance date. The objective of the guidance was to “ensure the smooth flow of payments” within the health care industry. Many of the states that we operate in implemented contingency plans, which resulted in staggered compliance dates for the organization from October 16, 2003 to April 16, 2004. Based on additional guidance released by CMS and due to problems experienced by many of our trading partners in creating HIPAA compliant transactions, we have extended the effective date of the current contingency plans by three months until July 16, 2004.

In December 2000, HHS issued a new regulation mandating heightened privacy and confidentiality protections under HIPAA that became effective on April 14, 2001 and for which compliance was required by April 14, 2003. We have begun to integrate GPA into our privacy program. GPA’s privacy policies and procedures are being updated to align with our policies and procedures and all GPA employees are receiving job specific education and training on our privacy practices. Full integration of our privacy program at GPA is expected in the second quarter of 2004.

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

In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired business or assets with our existing operations. This may include the integration of:

•	additional personnel who are not familiar with our operations and corporate culture;

•	existing provider networks that may operate on different terms than our existing networks;

•	existing members, who may decide to switch to another healthcare plan; and

•	disparate administrative, accounting and finance, and information systems.

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

Operations in Indiana, New Jersey, Ohio, Texas and Wisconsin account for a majority of our premium revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2004, we had short-term investments of $32.7 million and long-term investments of $211.6 million, including restricted deposits of $20.6 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the short-term investments to maturity which would mitigate the risk of a significant increase in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2004, the fair value of our fixed income investments would decrease by approximately $7.1 million. Declines in interest rates over time will reduce our investment income.

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

COMPLIANCE COSTS

Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the security regulations that are ultimately adopted. Implementation of additional systems and programs will be required, the cost of which we estimate not to exceed $500,000 in 2004. We incurred implementation costs of $11,000 in the three months ended March 31, 2004. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1	Amendment to contract included as Exhibit 10.4 to Form 10-K filed February 25, 2004.

10.2	Amendment to contract included as Exhibit 10.5 to Form 10-K filed February 25, 2004.

10.3	Amendment to contract included as Exhibit 10.6 to Form 10-K filed February 25, 2004.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On February 10, 2004, we furnished a current report on Form 8-K under Item 12 announcing our financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 26, 2004.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Karey L. Witty
Karey L. Witty
Senior Vice President,
Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)