Form 10-Q
period 2004-06-30
CENTENE CORP
filed 2004-07-26
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

☒ Yes ☐ No

As of July 20, 2004, the registrant had 20,435,501 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,478	$64,346
Premium and related receivables, net of allowances of $568 and $607, respectively	21,297	20,308
Short-term investments, at fair value (amortized cost $31,223 and $15,192, respectively)	31,185	15,160
Deferred income taxes	3,290	2,732
Other current assets	8,809	7,755

Total current assets	145,059	110,301
Long-term investments, at fair value (amortized cost $167,907 and $183,749, respectively)	165,714	184,811
Restricted deposits, at fair value (amortized cost $21,176 and $20,201, respectively)	21,037	20,364
Property, software and equipment	26,008	23,106
Goodwill	18,430	13,066
Other intangible assets	7,035	6,294
Other assets	6,532	4,750

Total assets	$389,815	$362,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$110,105	$106,569
Accounts payable and accrued expenses	20,673	17,965
Unearned revenue	3,650	3,673
Current portion of long-term debt and notes payable	288	579

Total current liabilities	134,716	128,786
Long-term debt	7,472	7,616
Other liabilities	5,426	6,175

Total liabilities	147,614	142,577
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 20,433,040 and 20,131,924 shares, respectively	20	20
Additional paid-in capital	160,724	157,380
Accumulated other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(1,469)	740
Retained earnings	82,926	61,975

Total stockholders’ equity	242,201	220,115

Total liabilities and stockholders’ equity	$389,815	$362,692

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$231,330	$182,900	$454,020	$359,112
Services	2,278	3,332	5,113	4,554

Total revenues	233,608	186,232	459,133	363,666

Expenses:
Medical costs	187,298	152,404	367,746	299,311
Cost of services	2,022	2,613	4,038	3,588
General and administrative expenses	28,351	20,879	56,728	40,284

Total operating expenses	217,671	175,896	428,512	343,183

Earnings from operations	15,937	10,336	30,621	20,483
Other income (expense):
Investment and other income	1,336	1,257	2,846	2,231
Interest expense	(101)	(4)	(191)	(31)

Earnings before income taxes	17,172	11,589	33,276	22,683
Income tax expense	6,359	4,462	12,325	8,695
Minority interest	—	581	—	881

Net earnings	$10,813	$7,708	$20,951	$14,869

Earnings per share:
Basic earnings per common share	$0.53	$0.47	$1.03	$0.91
Diluted earnings per common share	$0.50	$0.43	$0.97	$0.83
Weighted average number of shares outstanding:
Basic	20,360,733	16,484,945	20,276,371	16,409,291
Diluted	21,687,188	17,803,016	21,610,713	17,829,558

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings	$20,951	$14,869
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	4,701	2,761
Stock compensation expense	32	108
Minority interest	—	(881)
Gain on sale of investments	(103)	(777)
Changes in assets and liabilities —
Premium and related receivables	(989)	1,205
Other current assets	(1,051)	(2,065)
Deferred income taxes	(914)	836
Other assets	(330)	286
Medical claims liabilities	3,536	(4,081)
Accounts payable and accrued expenses	5,254	(3,248)
Unearned revenue	(23)	30
Other operating activities	(950)	352

Net cash provided by operating activities	30,114	9,395

Cash flows from investing activities:
Purchase of property, software and equipment	(5,082)	(2,550)
Purchase of investments	(154,342)	(103,310)
Sales and maturities of investments	151,077	83,196
Acquisitions, net of cash acquired	(7,005)	(2,295)

Net cash used in investing activities	(15,352)	(24,959)

Cash flows from financing activities:
Reduction of long-term debt and notes payable	(435)	—
Extinguishment of acquired liabilities	—	(1,218)
Proceeds from stock options and employee stock purchase plan	1,805	548

Net cash provided by (used in) financing activities	1,370	(670)

Net increase (decrease) in cash and cash equivalents	16,132	(16,234)

Cash and cash equivalents, beginning of period	64,346	59,656

Cash and cash equivalents, end of period	$80,478	$43,422

Interest paid	$181	$42
Income taxes paid	$11,034	$8,580

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$10,813	$7,708	$20,951	$14,869
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	781	323	1,476	602

Pro forma net earnings	$10,032	$7,385	$19,475	$14,267

Basic earnings per common share:
As reported	$0.53	$0.47	$1.03	$0.91
Pro forma	0.49	0.45	0.96	0.87
Diluted earnings per common share:
As reported	$0.50	$0.43	$0.97	$0.83
Pro forma	0.46	0.41	0.90	0.80

3. Acquisitions

Family Health Plan, Inc.

Effective January 1, 2004, the Company commenced operations in Ohio through the acquisition of certain Medicaid-related assets from Family Health Plan, Inc. for a cash purchase price of approximately $6,900. The cost has been allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized.

The preliminary purchase price allocation resulted in identified intangible assets of $1,500, representing purchased contract rights, provider network and a non-compete agreement. The intangibles are being amortized over periods ranging from five to ten years. In addition, goodwill approximated $5,400, which is deductible for tax purposes.

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

4. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$10,813	$7,708	$20,951	$14,869

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	20,360,733	16,484,945	20,276,371	16,409,291
Common stock equivalents (as determined by applying the treasury stock method)	1,326,455	1,318,071	1,334,342	1,420,267

Weighted average number of common shares and potential dilutive common shares outstanding	21,687,188	17,803,016	21,610,713	17,829,558

Basic earnings per common share	$0.53	$0.47	$1.03	$0.91
Diluted earnings per common share	$0.50	$0.43	$0.97	$0.83

5. Segment Information

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision makers to evaluate all results of operations.

Centene operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, nurse triage and treatment compliance functions.

Segment information for the three months ended June 30, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$231,731	$1,877	$—	$233,608
Revenue from internal customers	15,027	5,072	(20,099)	—

Total revenue	$246,758	$6,949	$(20,099)	$233,608

Earnings before income taxes	$17,124	$48	$—	$17,172

Segment information for the three months ended June 30, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$182,885	$3,347	$—	$186,232
Revenue from internal customers	2,534	1,970	(4,504)	—

Total revenue	$185,419	$5,317	$(4,504)	$186,232

Earnings before income taxes	$10,616	$973	$—	$11,589

Segment information for the six months ended June 30, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$454,846	$4,287	$—	$459,133
Revenue from internal customers	29,557	9,777	(39,334)	—

Total revenue	$484,403	$14,064	$(39,334)	$459,133

Earnings before income taxes	$33,462	$(186)	$—	$33,276

Segment information for the six months ended June 30, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$359,196	$4,470	$—	$363,666
Revenue from internal customers	4,095	3,844	(7,939)	—

Total revenue	$363,291	$8,314	$(7,939)	$363,666

Earnings before income taxes	$20,453	$2,230	$—	$22,683

6. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains and losses on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$10,813	$7,708	$20,951	$14,869
Reclassification adjustment, net of tax	(380)	(271)	(355)	(401)
Change in unrealized (loss) gain on investments, net of tax	(2,347)	334	(1,854)	518

Total comprehensive earnings	$8,086	$7,771	$18,742	$14,986

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2003. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors That May Affect Future Results and The Trading Price of Our Common Stock.”

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We have health plans in Indiana, New Jersey, Ohio, Texas and Wisconsin. We also provide specialty services in each of the states where we have health plans as well as Arizona, California and Colorado. These specialty services include behavioral health, nurse triage and pharmacy compliance.

RECENT ACQUISITIONS

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.9 million. We are now serving 23,800 members in Toledo, Ohio, a new market for us. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The preliminary purchase price allocation resulted in identified intangible assets of $1.5 million, representing purchased contract rights, provider network and a non-compete agreement, and goodwill of $5.4 million. The contract rights, provider network and non-compete agreement are being amortized over periods ranging from five to ten years.

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

During 2003, we acquired a 100% ownership interest in Group Practice Affiliates, LLC, a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). This acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid an aggregate purchase price of $1.8 million for GPA and recorded goodwill of $3.9 million related to the acquisition.

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

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

We are providing certain non-GAAP financial measures in this discussion of revenues and expenses which exclude the impact of a premium tax enacted in September 2003 which totaled $2.2 million in the six months ended June 30, 2004 and $0 in the six months ended June 30, 2003. We believe these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented non-GAAP financial measures internally to focus management on period-to-period changes in our business. Therefore, we believe this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment. We have increased our membership through internal growth as well as acquisitions. From June 30, 2003 to June 30, 2004, we increased our membership by 21.6%. The following table sets forth our membership by state:

	June 30,
	2004	2003
Indiana	132,900	109,000
New Jersey	54,000	52,700
Ohio	23,800	—
Texas	155,300	131,400
Wisconsin	167,300	145,600

Total	533,300	438,700

The following table sets forth our membership by line of business:

	June 30,
	2004	2003
Medicaid	460,300	361,700
SCHIP	63,200	68,800
SSI	9,800	8,200

Total	533,300	438,700

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

Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty product claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Medicaid and SCHIP	80.3%	82.4%	80.4%	82.4%
SSI	97.8	103.3	98.5	103.7
Total (GAAP)	81.0	83.3	81.0	83.3
Total (non-GAAP), excluding effect of premium tax	81.4	83.3	81.4	83.3

Our Medicaid and SCHIP ratio decreased in 2004 from 2003 due primarily to initiatives to reduce inappropriate emergency room usage and to establish preferred drug lists. The health benefits ratio for SSI is affected by a low membership base and is subject to greater volatility as a percentage of premiums (although relatively immaterial in total dollars to total medical costs).

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003
	GAAP	Non-GAAP*		GAAP	Non-GAAP*
Medicaid Managed Care	10.2%	9.8%	10.3%	10.3%	9.9%	10.4%
Specialty Services	46.4	46.4	32.2	49.7	49.7	30.2
Total	12.1	11.7	11.2	12.4	11.9	11.1

*	excluding effect of premium tax

The improvement in the Medicaid Managed Care general and administrative expenses ratio reflects growth in membership and leveraging of our overall infrastructure. This ratio decreased in 2004 from 2003 despite the levying of the premium tax from one of our states which resulted in $2.2 million additional general and administrative expense. The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment.

Other Income (Expense)

Other income (expense) consists of investment and other income and interest expense.

•	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

•	Interest expense reflects mortgage interest on our corporate headquarters’ building and fees paid to a bank in conjunction with our credit facility.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Summarized comparative financial data are as follows ($ in millions except per share data):

	Six Months Ended June 30,
	2004	2003	% Change 2003-2004
Premium revenue	$454.0	$359.1	26.4%
Services revenue	5.1	4.6	12.3%

Total revenues	459.1	363.7	26.3%
Medical costs	367.8	299.3	22.9%
Cost of services	4.0	3.6	12.5%
General and administrative expenses	56.7	40.3	40.8%

Earnings from operations	30.6	20.5	49.5%
Investment and other income, net	2.7	2.2	20.7%

Earnings before income taxes	33.3	22.7	46.7%
Income tax expense	12.3	8.7	41.7%
Minority interest	—	0.9	—

Net earnings	$21.0	$14.9	40.9%

Diluted earnings per common share	$0.97	$0.83	16.9%

Revenues

Total revenues for the six months ended June 30, 2004 increased 26.3% from the comparable period in 2003. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts from HMO Blue, the addition of our Ohio membership through our acquisition of the Medicaid-related assets of FHP and premium rate increases.

Operating Expenses

Medical costs increased 22.9% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 81.0% from 83.3% primarily due to our initiatives to reduce emergency room usage and to establish preferred drug lists.

General and administrative expenses increased 40.8% primarily due to expenses for additional staff to support our membership growth, expansion into the Specialty Services segment and the institution of a premium tax.

Other Income

Investment and other income increased 20.7% for the six months ended June 30, 2004 from the comparable period in 2003. The increase was due to higher investment balances in 2004 primarily as a result of our $81.3 million stock offering completed in August 2003.

Income Tax Expense

Our effective tax rate in 2004 was 37.0%, compared to 38.3% in 2003. The decrease was primarily due to a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 3,450,000 shares sold in August 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Summarized comparative financial data are as follows ($ in millions except per share data):

	Three Months Ended June 30,
	2004	2003	% Change 2003-2004
Premium revenue	$231.3	$182.9	26.5%
Services revenue	2.3	3.3	(31.6)%

Total revenues	233.6	186.2	25.4%
Medical costs	187.3	152.4	22.9%
Cost of services	2.0	2.6	(22.6)%
General and administrative expenses	28.4	20.9	35.8%

Earnings from operations	15.9	10.3	54.2%
Investment and other income, net	1.3	1.3	(1.4)%

Earnings before income taxes	17.2	11.6	48.2%
Income tax expense	6.4	4.5	42.5%
Minority interest	—	0.6	—

Net earnings	$10.8	$7.7	40.3%

Diluted earnings per common share	$0.50	$0.43	16.3%

Revenues

Total revenues for the three months ended June 30, 2004 increased 25.4% from the comparable period in 2003. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts from HMO Blue, the addition of our Ohio membership through our acquisition of the Medicaid-related assets of FHP and premium rate increases.

Operating Expenses

Medical costs increased 22.9% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 81.0% from 83.3% primarily due to our initiatives to reduce emergency room usage and to establish preferred drug lists.

General and administrative expenses increased 35.8% primarily due to expenses for additional staff to support our membership growth, expansion into the Specialty Services segment and the institution of a premium tax.

Other Income

Investment and other income decreased 1.4% for the three months ended June 30, 2004 from the comparable period in 2003. The decrease was due to higher interest expense offset by higher investment balances in 2004 primarily as a result of our $81.3 million stock offering completed in August 2003.

Income Tax Expense

Our effective tax rate in 2004 was 37.0%, compared to 38.5% in 2003. The decrease was primarily due to a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 3,450,000 shares sold in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $30.1 million in the six months ended June 30, 2004 compared to $9.4 million in the comparable period in 2003. The increase was primarily due to increased net income in addition to the timing of medical claim liabilities and accounts payable payments.

Our investing activities used cash of $15.4 million in the six months ended June 30, 2004 compared to $25.0 million in the comparable period in 2003. The largest component of investing activities related to increases in our investment portfolio. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of June 30, 2004, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.4 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash. The average annualized portfolio yield was 3.2% for the six months ended June 30, 2004 and 3.9% for the comparable period in 2003.

Our financing activities provided cash of $1.4 million in the six months ended June 30, 2004 and used cash of $670,000 in the comparable period in 2003.

We spent $5.1 million and $2.6 million in the six months ended June 30, 2004 and 2003, respectively, on capital assets. We anticipate spending $8.3 million on additional capital expenditures in 2004 related to facility expansions and system upgrades.

At June 30, 2004, we had working capital, defined as current assets less current liabilities, of $10.3 million as compared to ($18.5) million at December 31, 2003. Our working capital is sometimes negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

Cash, cash equivalents and short-term investments were $111.7 million at June 30, 2004 and $79.5 million at December 31, 2003. Long-term investments were $186.7 million at June 30, 2004 and $205.2 million at December 31, 2003, including restricted deposits of $21.0 million and $20.4 million, respectively. Cash and investments held by our unregulated entities totaled $124.9 million and $173.5 million for our regulated entities at June 30, 2004. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL COMMITMENTS

In April 2004 we amended our revolving line of credit facility with LaSalle Bank N.A. (LaSalle), increasing it to $50 million effective May 1, 2004. The new facility expires in May 2005. The facility has interest rates based on LaSalle’s prime rate or LIBOR. The line is secured by the common stock of our subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. We are required to obtain LaSalle’s consent to any proposed acquisition that would result in a violation of any of the covenants contained in the facility. As of June 30, 2004, we were in compliance with all covenants and no funds were outstanding on the facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the six months ended June 30, 2004.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Our Medicaid Managed Care operations are conducted through our subsidiaries. As managed care organizations, these subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities are limited based on the entity’s level of statutory net income and statutory capital and surplus.

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2004, our subsidiaries had aggregate statutory capital and surplus of $80.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $31.9 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2004, our Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements. Indiana has adopted risk-based capital rules that will take effect as of December 31, 2004. If adopted by New Jersey, risk-based capital may increase the minimum capital required for our health plan in New Jersey. We continue to monitor the requirements in Indiana and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue” or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the section of this filing entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

Risks Related to Being a Regulated Entity

Reduction in Medicaid and SCHIP Funding Could Substantially Reduce Our Profitability.

Most of our revenues come from Medicaid and SCHIP premiums. The base premium rate paid by each state differs; depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid and SCHIP premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. Changes to Medicaid and SCHIP programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid and SCHIP. We believe that reductions in Medicaid and SCHIP payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2004 and December 31, 2005. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

Failure to Comply With Government Regulations Could Subject Us to Civil and Criminal Penalties.

Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare. Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SSI and SCHIP programs. If we were to become subject to these penalties or exclusions as the result of our actions or omissions, or our inability to monitor the compliance of our providers, it would negatively affect our ability to operate our business. For example, failure to pay our providers promptly could result in the imposition of fines and other penalties. In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.

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

The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with the relatively new regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with the new security regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems, the costs of which were $310,000 in 2003 and are not expected to exceed $500,000 in 2004. Further, compliance with these regulations could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

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

Changes in Federal Funding Mechanisms May Reduce Our Profitability.

In February 2003, the Bush Administration proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive combined Medicaid-SCHIP “allotments” for acute and long-term healthcare for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted, or if so, how it may change from the initial proposal. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

In April 2004, the Bush Administration adopted a new policy that seeks to reduce states’ use of accounting devices such as intergovernmental transfers for the states’ share of Medicaid program funding. By restricting the use of intergovernmental transfers as part of states’ Medicaid contributions, this policy, if continued, may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.

Recent legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, enacted in December 2003, will, upon taking effect in 2006, revise cost-sharing requirements for some beneficiaries and require states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance.

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

Risks Related to Our Business

Receipt of Inadequate Premiums Would Negatively Affect Our Revenues and Profitability.

Nearly all of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenues, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed.

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

We are seeking to diversify our business lines into areas that complement our Medicaid business in order to grow our revenue stream and balance our dependence on Medicaid risk reimbursement. In 2003, for example, we acquired GPA, a behavioral health services company, and purchased contract and name rights of ScriptAssist, a treatment compliance company. In order to diversify our business, we must succeed in selling the services of GPA, ScriptAssist and any other specialty subsidiaries not only to our managed care plans, but to programs operated by third-parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our Medicaid programs. Our inability to market specialty services to other programs may impair our ability to execute our business strategy.

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

Operations in Indiana, New Jersey, Ohio, Texas and Wisconsin account for most of our premium revenues. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues would decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

If We are Unable to Maintain Satisfactory Relationships With Our Provider Networks, Our Profitability Will be Harmed.

Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be cancelled by either party without cause upon 90 to 120 days prior written notice. We cannot assure you that we will be able to continue to renew our existing contracts or enter into new contracts enabling us to service our members profitably.

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

INVESTMENTS

As of June 30, 2004, we had short-term investments of $31.2 million and long-term investments of $186.7 million, including restricted deposits of $21.0 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the investments to maturity which would mitigate the risk of a significant increase in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2004, the fair value of our fixed income investments would decrease by approximately $6.2 million. Declines in interest rates over time will reduce our investment income.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Aurora Health Care, Inc. (Aurora) provides medical professional services to our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to 2003. The claim seeks damages totaling $9.4 million. We dispute the claim, have filed answer and discovery requests against Aurora, and are defending against the matter.

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

We held our annual meeting of stockholders on May 4, 2004. At the meeting, Richard P. Wiederhold was reelected as a Class III Director, while Steve Bartlett was elected as a new Class III Director. The votes with respect to each nominee are set forth below:

	Total Vote for Each Director	Total Vote Withheld From Each Director
Mr. Bartlett	17,897,752	1,217,758
Mr. Wiederhold	17,392,681	1,722,829

Additional directors of the company whose terms of office continued after the meeting are Samuel E. Bradt, Robert K. Ditmore, Michael F. Neidorff, John R. Roberts and David L. Steward.

At the meeting, our stockholders approved the charter amendment to increase the number of our authorized shares of common stock from 40,000,000 to 100,000,000 by a vote of 10,441,583 shares for, 8,647,776 shares against and 26,151 shares abstaining.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware.

10.1	Amendments to contract included as Exhibit 10.4 to Form 10-K filed February 25, 2004.

10.2	Amendments to contract included as Exhibit 10.5 to Form 10-K filed February 25, 2004.

10.3	Amendments to contract included as Exhibit 10.6 to Form 10-K filed February 25, 2004.

10.4	Third amendment to loan agreement between Centene Corporation and LaSalle Bank National Association.

10.5	Amendments to contract included as Exhibit 10.28 to Form 10-K filed February 25, 2004.

10.6	Amendment to contract included as Exhibit 10.34 to Form 10-K filed February 25, 2004.

10.7	Contract for Medicaid and Badger Care HMO Services between Managed Health Services and Wisconsin Department of Health and Family Services.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On April 26, 2004, we furnished a current report on Form 8-K under Item 12 announcing our financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 26, 2004.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Karey L. Witty
Karey L. Witty
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)