Form 10-Q
period 2004-09-30
CENTENE CORP
filed 2004-10-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 20, 2004, the registrant had 20,522,828 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,687	$64,346
Premium and related receivables, net of allowances of $470 and $607, respectively	22,739	20,308
Short-term investments, at fair value (amortized cost $43,640 and $15,192, respectively)	43,568	15,160
Deferred income taxes	3,143	2,732
Other current assets	12,561	7,755

Total current assets	170,698	110,301
Long-term investments, at fair value (amortized cost $170,061 and $183,749, respectively)	170,126	184,811
Restricted deposits, at fair value (amortized cost $21,176 and $20,201, respectively)	21,202	20,364
Property, software and equipment	28,831	23,106
Goodwill	17,142	13,066
Other intangible assets	6,808	6,294
Other assets	6,346	4,750

Total assets	$421,153	$362,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims liabilities	$126,394	$106,569
Accounts payable and accrued expenses	21,907	17,965
Unearned revenue	3,670	3,673
Current portion of long-term debt and notes payable	288	579

Total current liabilities	152,259	128,786
Long-term debt	7,400	7,616
Other liabilities	5,571	6,175

Total liabilities	165,230	142,577
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 20,520,026 and 20,131,924 shares, respectively	21	20
Additional paid-in capital	161,613	157,380
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	12	740
Retained earnings	94,277	61,975

Total stockholders’ equity	255,923	220,115

Total liabilities and stockholders’ equity	$421,153	$362,692

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$251,536	$196,173	$705,556	$555,285
Services	2,207	2,580	7,320	7,134

Total revenues	253,743	198,753	712,876	562,419

Expenses:
Medical costs	202,974	160,812	570,720	460,123
Cost of services	2,111	2,681	6,149	6,269
General and administrative expenses	32,187	22,620	88,915	62,904

Total operating expenses	237,272	186,113	665,784	529,296

Earnings from operations	16,471	12,640	47,092	33,123
Other income (expense):
Investment and other income	1,683	1,245	4,529	3,476
Interest expense	(126)	(71)	(317)	(102)

Earnings before income taxes	18,028	13,814	51,304	36,497
Income tax expense	6,677	5,110	19,002	13,805
Minority interest	—	—	—	881

Net earnings	$11,351	$8,704	$32,302	$23,573

Earnings per share:
Basic earnings per common share	$0.55	$0.47	$1.59	$1.38
Diluted earnings per common share	$0.52	$0.44	$1.49	$1.28

Weighted average number of shares outstanding:
Basic	20,486,429	18,430,713	20,346,902	17,094,621
Diluted	21,820,090	19,842,145	21,682,060	18,439,050

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net earnings	$32,302	$23,573
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	7,219	4,299
Stock compensation expense	44	232
Minority interest	—	(881)
Gain on sale of investments	(212)	(1,188)
Changes in assets and liabilities —
Premium and related receivables	(2,431)	(4,132)
Other current assets	(4,803)	(849)
Deferred income taxes	(303)	452
Other assets	(1,873)	363
Medical claims liabilities	19,825	558
Accounts payable and accrued expenses	5,184	(396)
Other operating activities	2,523	293

Net cash provided by operating activities	57,475	22,324

Cash flows from investing activities:
Purchase of property, software and equipment	(9,487)	(16,242)
Purchase of investments	(207,385)	(291,462)
Sales and maturities of investments	188,918	202,306
Acquisitions, net of cash acquired	(7,005)	(3,218)

Net cash used in investing activities	(34,959)	(108,616)

Cash flows from financing activities:
Reduction of long-term debt and notes payable	(507)	(24)
Extinguishment of acquired liabilities	—	(1,218)
Proceeds from stock options and employee stock purchase plan	2,332	803
Net proceeds from issuance of common stock	—	81,403
Proceeds from borrowings	—	8,581
Cash paid for fractional share impact of stock split	—	(3)

Net cash provided by financing activities	1,825	89,542

Net increase in cash and cash equivalents	24,341	3,250

Cash and cash equivalents, beginning of period	64,346	59,656

Cash and cash equivalents, end of period	$88,687	$62,906

Interest paid	$324	$85
Income taxes paid	$18,844	$13,479

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates under its own state licenses in Indiana, New Jersey, Ohio, Texas and Wisconsin and contracts with other managed care organizations to provide risk and nonrisk management services. As of January 1, 2004, the Company commenced operations in Ohio. Centene’s Specialty Services segment contracts with other healthcare organizations, as well as Centene owned companies, to provide specialty services including behavioral health, nurse triage and treatment compliance.

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

The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$11,351	$8,704	$32,302	$23,573
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	901	446	2,331	1,049

Pro forma net earnings	$10,450	$8,258	$29,971	$22,524

Basic earnings per common share:
As reported	$0.55	$0.47	$1.59	$1.38
Pro forma	0.51	0.45	1.47	1.32
Diluted earnings per common share:
As reported	$0.52	$0.44	$1.49	$1.28
Pro forma	0.48	0.42	1.38	1.22

3. Acquisitions

FirstGuard

In September 2004, the Company announced a definitive agreement to purchase two health plan entities in Kansas and Missouri. The purchase price of approximately $93,000 plus transaction costs will be allocated to the assets acquired and liabilities assumed according to estimated fair values. The transaction is anticipated to close by the first quarter of 2005 subject to regulatory approvals.

Family Health Plan, Inc.

Effective January 1, 2004, the Company commenced operations in Ohio through the acquisition of certain Medicaid-related assets from Family Health Plan, Inc. for a purchase price of approximately $6,900. The cost has been allocated to the assets acquired and liabilities assumed according to estimated fair values.

The purchase price allocation resulted in identified intangible assets of $1,800, representing purchased contract rights, provider network and a non-compete agreement. The intangibles are being amortized over periods ranging from five to ten years. In addition, goodwill approximated $5,100, which is deductible for tax purposes.

Cenpatico Behavioral Health

During 2003, the Company acquired a 100% ownership interest in Group Practice Affiliates, LLC (GPA), a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). In September 2004, the Company renamed this subsidiary Cenpatico Behavioral Health. The consolidated financial statements include the results of operations of Cenpatico Behavioral Health since March 1, 2003. The Company paid $1,800 and assumed net liabilities of approximately $2,070 for its purchase of Cenpatico Behavioral Health. The cost to acquire the ownership interest has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in goodwill of $3,870 which is not deductible for tax purposes.

4. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$11,351	$8,704	$32,302	$23,573

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	20,486,429	18,430,713	20,346,902	17,094,621
Common stock equivalents (as determined by applying the treasury stock method)	1,333,661	1,411,432	1,335,158	1,344,429

Weighted average number of common shares and potential dilutive common shares outstanding	21,820,090	19,842,145	21,682,060	18,439,050

Basic earnings per common share	$0.55	$0.47	$1.59	$1.38

Diluted earnings per common share	$0.52	$0.44	$1.49	$1.28

5. Contingencies

Aurora Health Care, Inc. (Aurora) provides medical professional services to the Company’s Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming the Company had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. The claim seeks damages totaling $9,400. The Company disputes the claim, has filed answer and discovery requests against Aurora, and plans to defend against the matter.

The Company is routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, the Company does not expect the result of these matters to have a material effect on its financial position or results of operations.

6. Segment Information

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

Segment information for the three months ended September 30, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$251,944	$1,799	$—	$253,743
Revenue from internal customers	15,307	5,358	(20,665)	—

Total revenue	$267,251	$7,157	$(20,665)	$253,743

Earnings before income taxes	$18,716	$(688)	$—	$18,028

Segment information for the three months ended September 30, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$196,195	$2,558	$—	$198,753
Revenue from internal customers	6,752	4,113	(10,865)	—

Total revenue	$202,947	$6,671	$(10,865)	$198,753

Earnings before income taxes	$13,416	$398	$—	$13,814

Segment information for the nine months ended September 30, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$706,790	$6,086	$—	$712,876
Revenue from internal customers	44,864	15,135	(59,999)	—

Total revenue	$751,654	$21,221	$(59,999)	$712,876

Earnings before income taxes	$52,178	$(874)	$—	$51,304

Segment information for the nine months ended September 30, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$555,391	$7,028	$—	$562,419
Revenue from internal customers	10,847	7,957	(18,804)	—

Total revenue	$566,238	$14,985	$(18,804)	$562,419

Earnings before income taxes	$33,869	$2,628	$—	$36,497

7. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains and losses on investments available for sale, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$11,351	$8,704	$32,302	$23,573
Reclassification adjustment, net of tax	224	(188)	(354)	(474)
Change in unrealized (loss) gain on investments, net of tax	1,257	461	(374)	864

Total comprehensive earnings	$12,832	$8,977	$31,574	$23,963

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

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs and related services to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We have health plans in Indiana, New Jersey, Ohio, Texas and Wisconsin. We also provide specialty services in each of the states where we have health plans as well as in Arizona, California and Colorado. These specialty services include behavioral health, nurse triage and treatment compliance.

RECENT ACQUISITIONS

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.9 million. We are now serving 23,500 members in Toledo, Ohio, a new market for us. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The purchase price allocation resulted in identified intangible assets of $1.8 million, representing purchased contract rights, provider network and a non-compete agreement, and goodwill of $5.1 million. The contract rights, provider network and non-compete agreement are being amortized over periods ranging from five to ten years.

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

During 2003, we acquired a 100% ownership interest in Group Practice Affiliates, LLC, a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). In September 2004, we renamed this subsidiary Cenpatico Behavioral Health. This acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid an aggregate purchase price of $1.8 million for Cenpatico Behavioral Health, assumed net liabilities of $2.1 million and recorded goodwill of $3.9 million related to the acquisition.

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

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

We are providing certain non-GAAP financial measures in this discussion of revenues and expenses which exclude the impact of premium taxes enacted in September 2003 in Texas and July 2004 in New Jersey. These taxes totaled $3.7 million in the nine months ended September 30, 2004 and $347,000 in the nine months ended September 30, 2003. We believe these figures are helpful in allowing the reader to more accurately assess the ongoing nature of our operations and measure our performance more consistently. We use the presented non-GAAP financial measures internally to focus management on period-to-period changes in our business. Therefore, we believe this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

Our Specialty Services companies generate revenue from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans and others. It also receives fees for the direct provision of care and certain school programs in Arizona. Our treatment compliance program receives fee income from the manufacturers of pharmaceuticals. Our nurse triage line receives fees from health plans (including our own), physicians and other organizations for providing continuous access to nurse advisors.

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

The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment. We have increased our membership through internal growth as well as acquisitions. From September 30, 2003 to September 30, 2004, we increased our membership by 37.4%. The following table sets forth our membership by state:

	September 30,
	2004	2003
Indiana	150,000	112,100
New Jersey	53,200	52,700
Ohio	23,500	—
Texas	250,200	152,100
Wisconsin	164,700	150,200

Total	641,600	467,100

The following table sets forth our membership by line of business:

	September 30,
	2004	2003
Medicaid	479,500	389,200
SCHIP	152,100	68,600
SSI	10,000	9,300

Total	641,600	467,100

During the last 12 months our membership increased by 23,500 members in Ohio due to the acquisition of Medicaid-related assets from FHP and 94,500 members in Texas from the SCHIP Exclusive Provider Organization (EPO) contract effective September 1, 2004. Our membership also increased in each of our markets from additions to our provider networks, increases in counties served and growth in the overall number of Medicaid beneficiaries.

Our Medicaid membership has increased in the last twelve months due to the factors described above. Our SCHIP membership has declined over the same period (excluding the impact of the EPO contract effective September 1, 2004) as a result of administrative or procedural changes implemented by several states to obtain interim or temporary cost relief at a point in time related to SCHIP programs. The impact of the states’ efforts to at times reduce SCHIP costs is anticipated to result in continued volatility with a trend down in our SCHIP membership, including the EPO membership, for the remainder of 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medicaid and SCHIP	80.1%	81.3%	80.3%	82.0%
SSI	92.8	102.9	96.6	103.5
Total (GAAP)	80.7	82.0	80.9	82.9
Total (non-GAAP), excluding effect of premium taxes	81.2	82.1	81.3	82.9

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	GAAP	Non-GAAP*	GAAP	Non-GAAP*	GAAP	Non-GAAP*	GAAP	Non-GAAP*
Medicaid Managed Care	10.5%	10.0%	10.2%	10.1%	10.4%	9.9%	10.3%	10.3%
Specialty Services	56.0	56.0	32.0	32.0	51.8	51.8	31.0	31.0
Total	12.7	12.2	11.4	11.2	12.5	12.0	11.2	11.1

*	excluding effect of premium taxes

The improvement in the Medicaid Managed Care general and administrative expenses ratio reflects growth in membership and leveraging of our overall infrastructure. The 2004 results also included approximately $400,000 of start-up costs associated with the Texas EPO contract.

The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. The quarter ended September 30, 2004 included $445,000 of due diligence costs related to a transaction that we decided not to pursue and costs associated with the closing of our clinic facilities in Texas and California as Cenpatico Behavioral Health fully transitions to a third-party service model for behavioral health services.

Other Income (Expense)

Other income (expense) consists of investment and other income and interest expense.

•	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”
•	Interest expense reflects mortgage interest on our corporate headquarters’ building and fees paid to a bank group in conjunction with our credit facility.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Summarized comparative financial data are as follows ($ in millions except per share data):

	Nine Months Ended September 30,
	2004	2003	% Change 2003-2004
Premium revenue	$705.6	$555.3	27.1%
Services revenue	7.3	7.1	2.6%

Total revenues	712.9	562.4	26.8%
Medical costs	570.7	460.1	24.0%
Cost of services	6.2	6.3	(1.9)%
General and administrative expenses	88.9	62.9	41.4%

Earnings from operations	47.1	33.1	42.2%
Investment and other income, net	4.2	3.4	24.8%

Earnings before income taxes	51.3	36.5	40.6%
Income tax expense	19.0	13.8	37.6%
Minority interest	—	0.9	—

Net earnings	$32.3	$23.6	37.0%

Diluted earnings per common share	$1.49	$1.28	16.4%

Revenues

Total revenues for the nine months ended September 30, 2004 increased 26.8% from the comparable period in 2003. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the addition of EPO members in Texas, the purchase of the Texas contracts from HMO Blue, the addition of our Ohio membership through our acquisition of the Medicaid-related assets of FHP and premium rate increases.

Operating Expenses

Medical costs increased 24.0% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 80.9% from 82.9% primarily due to our initiatives to reduce inappropriate emergency room usage and to establish preferred drug lists.

General and administrative expenses increased 41.4% primarily due to expenses for additional staff to support our membership growth, expansion into the Specialty Services segment and the institution of a premium tax in two states.

Other Income

Investment and other income increased 24.8% for the nine months ended September 30, 2004 from the comparable period in 2003. The increase was due to higher investment balances in 2004 primarily as a result of our $81.3 million common stock offering completed in August 2003.

Income Tax Expense

Our effective tax rate in 2004 was 37.0%, compared to 37.8% in 2003. The decrease was primarily due to a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 3,450,000 shares sold in August 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Summarized comparative financial data are as follows ($ in millions except per share data):

	Three Months Ended September 30,
	2004	2003	% Change 2003-2004
Premium revenue	$251.5	$196.1	28.2%
Services revenue	2.2	2.6	(14.5)%

Total revenues	253.7	198.7	27.7%
Medical costs	203.0	160.8	26.2%
Cost of services	2.1	2.7	(21.3)%
General and administrative expenses	32.2	22.6	42.3%

Earnings from operations	16.4	12.6	30.3%
Investment and other income, net	1.6	1.2	32.6%

Earnings before income taxes	18.0	13.8	30.5%
Income tax expense	6.7	5.1	30.7%
Minority interest	—	—	—

Net earnings	$11.3	$8.7	30.4%

Diluted earnings per common share	$0.52	$0.44	18.2%

Revenues

Total revenues for the three months ended September 30, 2004 increased 27.7% from the comparable period in 2003. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the addition of EPO members in Texas, the addition of our Ohio membership through our acquisition of the Medicaid-related assets of FHP and premium rate increases.

Operating Expenses

Medical costs increased 26.2% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 80.7% from 82.0% primarily due to our initiatives to reduce inappropriate emergency room usage and to establish preferred drug lists.

General and administrative expenses increased 42.3% primarily due to expenses for additional staff to support our membership growth and the institution of premium tax in two states.

Other Income

Investment and other income increased 32.6% for the three months ended September 30, 2004 from the comparable period in 2003. The increase was due to higher investment balances in 2004 primarily as a result of our $81.3 million common stock offering completed in August 2003.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2004 was 37.0%, consistent with the prior year period.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 3,450,000 shares sold in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $57.5 million in the nine months ended September 30, 2004 compared to $22.3 million in the comparable period in 2003. The increase was primarily due to increased net income in addition to the timing of medical claim liabilities and accounts payable payments.

Our investing activities used cash of $35.0 million in the nine months ended September 30, 2004 compared to $108.6 million in the comparable period in 2003. The largest component of investing activities related to increases in our investment portfolio. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of September 30, 2004, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.2 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash. The average annualized portfolio yield was 3.4% for the nine months ended September 30, 2004 and 3.8% for the comparable period in 2003.

Our financing activities provided cash of $1.8 million in the nine months ended September 30, 2004 and provided cash of $89.5 million in the comparable period in 2003. Cash flow from investing and financing activities in 2003 included investing the proceeds of our $81.3 million follow-on offering completed in August 2003.

We spent $9.5 million and $16.2 million in the nine months ended September 30, 2004 and 2003, respectively, on capital assets. We anticipate spending $4.7 million on additional capital expenditures in 2004 related to facility expansions and system upgrades. We also anticipate spending approximately $10 million in the fourth quarter for real estate to support future expansion of our corporate facilities. A portion of the price may be funded through a non-recourse mortgage agreement.

At September 30, 2004, we had working capital, defined as current assets less current liabilities, of $18.4 million as compared to ($18.5) million at December 31, 2003. Our working capital is sometimes negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $132.3 million at September 30, 2004 and $79.5 million at December 31, 2003. Long-term investments were $191.3 million at September 30, 2004 and $205.2 million at December 31, 2003, including restricted deposits of $21.2 million and $20.4 million, respectively. At September 30, 2004, cash and investments held by our unregulated entities totaled $123.3 million while cash and investments held by our regulated entities totaled $200.3 million.

In September 2004, we executed a five-year $100 million Revolving Credit Agreement with various financial institutions and LaSalle Bank National Association as administrative agent and arranger. Borrowings under the agreement will bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement will bear interest at LIBOR plus 1%. This rate may change under differing capital structures over the life of the agreement. The agreement is secured by the common stock and membership interests of our subsidiaries. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2009 or on an earlier date in the instance of a default as defined in the agreement. As of September 30, 2004, we were in compliance with all covenants and no funds had been drawn under the agreement. In conjunction with this agreement, we cancelled our prior existing $50 million credit facility.

In September 2004, we executed a definitive agreement, subject to regulatory approvals, to purchase two health plan entities, collectively referred to as FirstGuard, in Kansas and Missouri for approximately $93 million plus transaction costs. The purchase, if completed, will be funded from a combination of our available cash and investments and borrowings under our credit facility.

There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the nine months ended September 30, 2004. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations, planned acquisition of FirstGuard and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2004, our subsidiaries had aggregate statutory capital and surplus of $85.0 million, compared with the required minimum aggregate statutory capital and surplus requirements of $35.8 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2004, our Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements. Indiana has adopted risk-based capital rules that will take effect as of December 31, 2004. If adopted by New Jersey, risk-based capital may increase the minimum capital required for our health plan in New Jersey. We continue to monitor the requirements in Indiana and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

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

Risks Related to Being a Regulated Entity

Reduction in Medicaid, SCHIP and SSI Funding Could Substantially Reduce Our Profitability.

Most of our revenues come from Medicaid, SCHIP and SSI premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, SCHIP and SSI funding and premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. For example, in August 2004, the Centers for Medicare & Medicaid Services, or CMS, proposed a rule requiring states to estimate improper payments made under their Medicaid and SCHIP programs, report such overpayments to Congress, and, if necessary, take actions to reduce erroneous payments. Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. Over the past two years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility. We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2004 and August 31, 2007. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

Failure to Comply With Government Regulations Could Subject Us to Civil and Criminal Penalties.

Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare. Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SSI and SCHIP programs. If we were to become subject to these penalties or exclusions as the result of our actions or omissions or our inability to monitor the compliance of our providers, it would negatively affect our ability to operate our business. For example, failure to pay our providers promptly could result in the imposition of fines and other penalties. In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.

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

Changes in Federal Funding Mechanisms May Reduce Our Profitability.

For fiscal year 2005, the Bush Administration proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive, instead of federal matching funds, combined Medicaid-SCHIP “allotments” for acute and long-term healthcare for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted, or if so, how it may change from a similar proposal initiated by the Bush Administration in February 2003. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

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

Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, our health benefits ratio was 82.4% for the year ended December 31, 2003, but was 88.9% for 1999 and 88.4% for 1998. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

We generally are required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state. In addition, even if we already operate in a state in which we acquire a new business, we would be required to obtain additional regulatory approval if the acquisition would result in our operating in an area of the state in which we did not operate previously, and we could be required to renegotiate provider contracts of the acquired business. We cannot assure you that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all. In deciding whether to approve a proposed acquisition, state regulators may consider a number of factors outside our control, including giving preference to competing offers made by locally owned entities or by not-for-profit entities. Furthermore, our credit facility may prohibit some acquisitions without the consent of our bank lender.

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

We are seeking to diversify our business lines into areas that complement our Medicaid business in order to grow our revenue stream and balance our dependence on Medicaid risk reimbursement. In 2003, for example, we acquired Cenpatico Behavioral Health, a behavioral health services company, and purchased contract and name rights of ScriptAssist, a treatment compliance company. In order to diversify our business, we must succeed in selling the services of our specialty subsidiaries not only to our managed care plans, but to programs operated by third-parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our Medicaid programs. Our inability to market specialty services to other programs may impair our ability to execute our business strategy.

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

We Derive a Majority of Our Premium Revenues From Operations in a Small Number of States, and Our Operating Results Would be Materially Affected by a Decrease in Premium Revenues or Profitability in Any One of Those States.

Operations in Indiana, New Jersey, Ohio, Texas and Wisconsin have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of September 30, 2004, we had short-term investments of $43.6 million and long-term investments of $191.3 million, including restricted deposits of $21.2 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. These investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold the investments to maturity which would mitigate the risk of a significant increase in market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2004, the fair value of our fixed income investments would decrease by approximately $5.8 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, and our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

Aurora Health Care, Inc. (Aurora) provides medical professional services to our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. The claim seeks damages totaling $9.4 million. We dispute the claim, have filed answer and discovery requests against Aurora, and are defending against the matter.

We are routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, we do not expect the result of these matters to have a material effect on our financial position or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan.

10.2	Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association.

10.3	Stock Purchase Agreement by and between Centene Corporation and Swope Community Enterprises, dated September 28, 2004.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2004.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Karey L. Witty
Karey L. Witty
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer (principal
financial and accounting officer)