Form 10-K/A
period 2003-12-31
CENTENE CORP
filed 2004-12-17
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Each Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2003, was $404,751,936.

As of February 10, 2004, the registrant had 40,333,962 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2004 annual meeting of stockholders are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

This amendment to our annual report on Form 10-K for our fiscal year ended December 31, 2003 has been filed to reflect the following changes:

•	All share and per share information has been adjusted to give effect to a two-for-one stock split in the form of a 100% stock dividend payable on December 17, 2004 to stockholders of record on November 24, 2003.

•	In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have (1) expanded the disclosure under “Critical Accounting Policies—Medical Claims Liabilities” at pages 21 through 23 below, principally to further describe our estimation of claims incurred but not reported, (2) clarified our presentation of certain non-GAAP financial information, principally by revising the two tables and the final paragraph under “Revenue and Expense Discussion and Key Metrics—Operating Expenses” at pages 25 and 26 below and (3) included an additional line item for medical claims liability in the table under “Contractual Commitments” at page 30 below.

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

INDUSTRY

Established in 1965, Medicaid is the largest publicly funded program in the United States, providing health insurance to low-income families and individuals with disabilities. Authorized by Title IXX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs—one for each state, each territory and the District of Columbia. The Congressional Budget Office (CBO) estimates the total Medicaid market was approximately $270 billion in 2003 and the federal Centers for Medicare and Medicaid Services (CMS) estimate the market will grow to over $400 billion by fiscal year 2007. Medicaid eligibility is based on a combination of income and asset requirements subject to federal guidelines, often determined by an income level relative to the federal poverty level. The number of persons covered by Medicaid increased from 23 million in 1989 to 51 million in 2003. Historically, children have represented the largest eligibility group.

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

Costs related to the largest eligibility group, children, are primarily composed of pediatrics, OB/GYN and family care. These costs tend to be more predictable than other healthcare issues which predominantly affect the adult population. Additionally, behavioral health issues represent a growing component of total Medicaid expenditures.

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

	Wisconsin	Texas	Indiana	New Jersey	Ohio
Local Health Plan Name	Managed Health Services	Superior HealthPlan	Coordinated Care Corporation Indiana	University Health Plans	Buckeye Community Health Plan
First Year of Operations	1984	1999	1995	1994	2004
Counties Licensed	22	28	92	20	1
Membership at December 31, 2003	157,800	158,400	119,400	54,000	—

States

Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs for, and our customer-focused approach to working with, state governments. Among the benefits we are able to provide to the states with which we contract are:

•	significant cost savings compared to fee-for-service

•	data-driven approaches to balance cost and verify eligibility

•	establishment of realistic and meaningful expectations for quality deliverables

•	expertise in Medicaid managed care

•	improved medical outcomes

•	timely payment of provider claims

•	cost saving outreach and specialty programs

•	responsible collection and dissemination of encounter data

•	timely and accurate reporting

Member Programs and Services

We recognize the importance of member-focused services in the delivery of quality managed care services. Our locally based staff assist members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

•	primary and specialty physician care

•	inpatient and outpatient hospital care

•	emergency and urgent care

•	prenatal care

•	laboratory and x-ray services

•	home health and durable medical equipment

•	behavioral health and substance abuse services

•	after hours nurse advice line

•	transportation assistance

•	health status calls to coordinate care

•	vision care

•	dental care

•	immunizations

•	prescriptions and limited over-the-counter drugs

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003. From December 13, 2001 until October 15, 2003 our common stock was traded and quoted on the Nasdaq National Market under the symbol “CNTE”. All share and per share information presented below has been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend payable December 17, 2004 to stockholders of record on November 24, 2003 and a three-for-two stock split effected in the form of a 50% stock dividend paid July 11, 2003 to stockholders of record on June 20, 2003.

	2003 Stock Price		2002 Stock Price
	High	Low	High	Low
First Quarter	$11.62	$7.45	$7.86	$6.04
Second Quarter	13.22	9.39	10.37	7.54
Third Quarter	15.80	12.28	10.23	7.24
Fourth Quarter	17.85	13.49	11.83	8.49

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

Use of Proceeds of Initial Public Offering

In our initial public offering, we sold an aggregate of 9,750,000 shares of our common stock at $4.67 per share in December 2001. Our net proceeds after deduction of underwriting discounts and commissions of $3.2 million and expenses of $1.3 million, were $41.0 million. In 2001, we used $4.0 million of our net proceeds to repay the entire principal amount of our outstanding subordinated notes. In 2002, we used $10.6 million to purchase 80% of the equity of UHP, $3.9 million on capital expenditures to support our growth and $0.6 million to purchase SCHIP contracts in three Texas service areas. In 2003, we used $2.6 million to purchase the remaining 20% of the equity of UHP, $1.8 million for our purchase of GPA, $1.0 million for the Medicaid-related contract rights of HMO Blue Texas and $0.6 million for certain assets of ScriptAssist. Additionally, in 2003, we used $11.2 million, net of mortgage proceeds, on capital expenditures which included the purchase of our corporate headquarters building. In January 2004, we used $6.8 million to acquire the Medicaid-related assets of FHP, Inc.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share data)
Statement of Earnings Data:
Revenues:
Premiums	$759,763	$461,030	$326,184	$216,414	$200,549
Services	9,967	457	385	4,936	880

Total revenues	769,730	461,487	326,569	221,350	201,429

Operating expenses:
Medical costs	626,192	379,468	270,151	182,495	178,285
Cost of services	8,323	341	329	135	—
General and administrative expenses	88,288	50,072	37,617	32,200	29,756

Total operating expenses	722,803	429,881	308,097	214,830	208,041

Earnings (losses) from operations	46,927	31,606	18,472	6,520	(6,612)
Other income (expense):
Investment and other income	5,160	9,575	3,916	1,784	1,623
Interest expense	(194)	(45)	(362)	(611)	(498)
Equity in earnings (losses) from joint ventures	—	—	—	(508)	3

Earnings (losses) from continuing operations before income taxes	51,893	41,136	22,026	7,185	(5,484)
Income tax expense (benefit)	19,504	15,631	9,131	(543)	—
Minority interest	881	116	—	—	—

Earnings (losses) from continuing operations	33,270	25,621	12,895	7,728	(5,484)
Loss from discontinued operations, net	—	—	—	—	(3,927)

Net earnings (losses)	33,270	25,621	12,895	7,728	(9,411)
Accretion of redeemable preferred stock	—	—	(467)	(492)	(492)

Net earnings (losses) attributable to common stockholders	$33,270	$25,621	$12,428	$7,236	$(9,903)

Net earnings (losses) per common share:
Basic	$0.93	$0.82	$2.99	$2.68	$(3.66)
Diluted	$0.87	$0.73	$0.54	$0.38	$(3.66)
Weighted average common shares outstanding:
Basic	35,704,426	31,432,080	4,156,198	2,704,578	2,702,832
Diluted	38,422,152	34,932,232	24,058,492	20,458,786	2,702,832

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$79,506	$69,227	$90,036	$26,423	$23,663
Total assets	362,692	210,327	131,366	66,017	52,207
Long-term debt, net of current portion	7,616	—	—	4,000	4,000
Redeemable convertible preferred stock	—	—	—	18,878	18,386
Total stockholders’ equity (deficit)	220,115	102,183	64,089	(8,834)	(16,367)

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

Medical Claims Liabilities

Our medical claims liabilities include claims reported but not yet paid, estimates for claims incurred but not reported (“IBNR”) and estimates for the costs necessary to process unpaid claims. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. These estimates are continually reviewed each period and adjustments based on actual claim submissions and additional facts and circumstances are reflected in the period known.

Our management uses its judgment to determine the assumptions to be used in the calculation of the required estimates. In developing our estimate for IBNR, we apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital claims are estimated based on authorized days and historical per diem claim experience adjusted for known factors. For later periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been adjudicated as of the reporting period to the estimate of the total ultimate incurred costs. These approaches are consistently applied to each period presented.

The completion factor, claims per member per month and per diem cost trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2003 data:

Completion Factors (a):		Cost Trend Factors (b):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liability	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liability
	(in thousands)		(in thousands)
(3)%	$14,000	(3)%	$(3,800)
(2)%	9,300	(2)%	(2,500)
(1)%	4,600	(1)%	(1,300)
1%	(4,500)	1%	1,300
2%	(8,900)	2%	2,600
3%	(13,200)	3%	3,900

(a)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(b)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

In applying this policy, our management uses its judgment to determine the assumptions to be used in the determination of the required estimates. While we believe these estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $.7 million for the year ended December 31, 2003. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The change in medical claims liabilities is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, January 1	$91,181	$59,565	$45,805
Acquisitions	335	16,230	5,074
Incurred related to:
Current year	645,482	396,715	287,282
Prior years	(19,290)	(17,247)	(17,131)

Total incurred	626,192	379,468	270,151

Paid related to:
Current year	544,309	324,210	228,365
Prior years	66,830	39,872	33,100

Total paid	611,139	364,082	261,465

Balance, December 31	$106,569	$91,181	$59,565

Claims Inventory, December 31	131,000	151,000	192,100

Days in Claims Liability (a)	59.0	71.8	73.4

(a)	Days in Claims Liability is a calculation of Medical Claims Liabilities at the end of the period divided by average expense per calendar day for fourth quarter of each year.

Acquisitions in 2003 and 2002 include reserves acquired in connection with our acquisition of UHP. Acquisitions in 2001 include reserves acquired in connection with our acquisition of the remaining shares of Superior HealthPlan.

Medical claims are usually paid within a few months of the member receiving service from the physician or other health care provider. As a result, these liabilities generally are described as having a “short-tail”, which causes less than 10% of our medical claims liability as of the end of any given year to be outstanding the following year. Management expects that substantially all the development of the estimate of medical claims liability as of December 31, 2003 will be known by the end of 2004.

Actuarial Standards of Practice generally require that medical claims liability estimates be adequate to cover obligations under moderately adverse conditions. Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate. In many situations, the claims amounts ultimately settled will be less than the estimate that satisfies the Actuarial Standards of Practice.

Changes in estimates of incurred claims for prior years were attributable to favorable development in all of our markets, including changes in medical utilization and cost trends. These changes in medical utilization and cost trends can be attributable to our “margin protection” programs and changes in our member demographics. For example, our membership increased 38.3% during the fourth quarter of 2002. This member growth led to changes in our medical utilization and cost trends that were subject to estimates at December 31, 2002. For all of our membership, we routinely implement new or modified policies that we refer to as our “margin protection” programs that assist with the control of medical utilization and cost trends. While we try to predict the savings from these programs, actual savings have proven to be better than anticipated, which has contributed to the favorable development of our medical claims liability.

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

	Year Ended December 31,
	2003	2002	2001
Medicaid and SCHIP	81.7%	82.2%	82.8%
SSI	102.5	100.7	—
Total	82.4	82.3	82.8

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

	Year Ended December 31,
	2003	2002	2001
Medicaid Managed Care	10.3%	10.9%	11.6%
Specialty Services	38.2	—	—
Total	11.5	10.9	11.6

The improvement in the Medicaid Managed Care general and administrative expenses ratio reflects growth in membership and leveraging of our overall infrastructure. This ratio decreased in 2003 from 2002 despite 1) the levying of the premium tax from one of our states which resulted in $1.4 million additional general and administrative expense and had the effect of increasing our general and administrative expense ratio by 0.2% between years, 2) increased spending on tax planning initiatives and 3) start-up costs, primarily in the fourth quarter, related to our new health plan in Ohio. The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment.

Other Income (Expense)

Other income (expense) consists principally of investment and other income and interest expense.

•	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

•	Interest expense reported in 2003 reflects mortgage interest on our corporate headquarters’ building and fees paid to a bank in conjunction with our credit facility. Interest expense reported in 2002 reflected fees paid to a bank in conjunction with our credit facility. Interest expense reported in 2001 primarily reflected interest paid on our subordinated notes, which we repaid in full in December 2001.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Summarized comparative financial data for 2003 and 2002 are as follows ($ in millions):

	2003	2002	% Change 2002-2003
Premium revenue	$759.7	$461.0	64.8%
Services revenue	10.0	.5	—

Total revenues	769.7	461.5	66.8%
Medical costs	626.2	379.5	65.0%
Cost of services	8.3	.3	—
General and administrative expenses	88.3	50.1	76.3%

Earnings from operations	46.9	31.6	48.5%
Investment and other income, net	5.0	9.5	(47.9)%

Earnings before income taxes	51.9	41.1	26.1%
Income tax expense	19.5	15.6	24.8%
Minority interest	.9	.1	—

Net earnings	$33.3	$25.6	29.9%

Diluted earnings per common share	$0.87	$0.73	19.2%

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

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2003 primarily resulting from the follow-on offering of 6,900,000 shares sold in August 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Summarized comparative financial data for 2002 and 2001 are as follows ($ in millions):

	2002	2001	% Change 2001-2002
Premium revenue	$461.0	$326.2	41.3%
Services revenue	.5	.4	18.7%

Total revenues	461.5	326.6	41.3%
Medical costs	379.5	270.2	40.5%
Cost of services	.3	.3	3.6%
General and administrative expenses	50.1	37.6	33.1%

Earnings from operations	31.6	18.5	71.1%
Investment and other income, net	9.5	3.5	—

Earnings before income taxes	41.1	22.0	86.8%
Income tax expense	15.6	9.1	71.2%
Minority interest	.1	—	—

Net earnings	$25.6	$12.9	98.7%

Diluted earnings per common share	$0.73	$0.54	35.2%

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

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2002 resulting from the follow-on offering of 1,411,486 shares sold in June 2002 and 9,750,000 shares sold in our initial public offering in December 2001.

LIQUIDITY AND CAPITAL RESOURCES

In August 2003, we closed our follow-on public offering of 6,900,000 shares of common stock at $12.50 per share. We received net proceeds totaling $81.3 million from this offering. We intend to use our net proceeds for working capital and other general corporate purposes, which may include acquisitions of businesses, assets and technologies that are complementary to our business. We may use proceeds to acquire Medicaid and SCHIP businesses, specialty services businesses and contract rights in order to increase our membership and to expand our business into new service areas.

In June 2002, we closed our follow-on public offering, whereby 15,838,516 shares were sold by selling stockholders and 1,411,486 shares were sold by us at $8.25 per share. We received net proceeds of $10.3 million from this offering.

In December 2001, we closed our initial public offering of 9,750,000 shares of common stock at $4.67 per share. We received net proceeds of $41.0 million. Prior to this offering, we financed our operations and growth through private equity and debt financings and internally generated funds.

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

CONTRACTUAL COMMITMENTS

Our principal contractual obligations at December 31, 2003 consisted of obligations under operating leases and mortgage obligations for our corporate headquarters. The non-cancelable lease and mortgage payments over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$8,195	$579	$576	$7,040	$—
Medical claims liabilities	106,569	106,569	—	—	—
Operating leases	37,148	7,233	12,849	8,479	8,587

Total	$151,912	$114,381	$13,425	$15,519	$8,587

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

QUARTERLY SELECTED FINANCIAL INFORMATION

(In thousands, except share data and membership data)

(Unaudited)

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$177,434	$186,232	$198,754	$207,310
Earnings from operations	10,147	10,336	12,640	13,804
Earnings before income taxes	11,094	11,589	13,814	15,396
Net earnings	$7,161	$7,708	$8,704	$9,697
Per share data:
Basic earnings per common share	$0.22	$0.23	$0.24	$0.24
Diluted earnings per common share	$0.20	$0.22	$0.22	$0.23
Period end membership	419,300	438,700	467,100	489,600

	For the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total revenues	$95,753	$107,610	$116,398	$141,726
Earnings from operations	6,262	7,718	8,028	9,598
Earnings before income taxes	7,177	8,683	14,780	10,496
Net earnings	$4,300	$5,234	$9,273	$6,814
Per share data:
Basic earnings per common share	$0.14	$0.17	$0.29	$0.21
Diluted earnings per common share	$0.13	$0.15	$0.26	$0.19
Period end membership	249,300	278,600	296,100	409,600

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosur e

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Centene Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Centene Corporation and its subsidiaries (the Company) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001, prior to the revisions discussed in Notes 1 and 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Notes 1 and 3, these financial statements have been restated to reflect the three-for-two stock split paid to shareholders of record on June 20, 2003 and the two-for-one stock split paid to shareholders of record on November 24, 2004 and have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements and the transitional disclosures described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied and the transitional disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 9, 2004, except as to the

November 2004 stock split described in Note 1 which is as of November 24, 2004

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. The Financial Statements to which this report relates have been restated to reflect the three-for-two stock split paid to shareholders of record on June 20, 2003 and the two-for-one stock split paid to shareholders of record on November 24, 2004 and have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. This copy of the Arthur Andersen report does not cover the adjustments to restate the Financial Statements which is further discussed in Note 1, or the transitional disclosures which are presented in Note 3. The adjustments and transitional disclosures were reported on by PricewaterhouseCoopers LLP.

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

/s/    ARTHUR ANDERSEN LLP

St. Louis, Missouri

February 1, 2002

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$64,346	$59,656
Premium and related receivables, net of allowances of $607 and $219, respectively	20,308	16,773
Short-term investments, at fair value (amortized cost $15,192 and $9,687, respectively)	15,160	9,571
Deferred income taxes	2,732	2,846
Other current assets	7,755	4,243

Total current assets	110,301	93,089
Long-term investments, at fair value (amortized cost $183,749 and $78,025, respectively)	184,811	79,666
Restricted deposits, at fair value (amortized cost $20,201 and $15,561, respectively)	20,364	15,762
Property, software and equipment	23,106	6,295
Goodwill	13,066	5,022
Intangible assets	6,294	5,673
Other assets	4,750	4,820

Total assets	$362,692	$210,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$106,569	$91,181
Accounts payable and accrued expenses	17,965	10,748
Unearned revenue	3,673	—
Current portion of long-term debt and notes payable	579	—

Total current liabilities	128,786	101,929
Long-term debt	7,616	—
Other liabilities	6,175	5,334

Total liabilities	142,577	107,263
Minority interest	—	881
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 40,263,848 and 32,487,298 shares, respectively	40	32
Additional paid-in capital	157,360	72,356
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	740	1,087
Retained earnings	61,975	28,708

Total stockholders’ equity	220,115	102,183

Total liabilities and stockholders’ equity	$362,692	$210,327

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	2003	2002	2001
Revenues:
Premiums	$759,763	$461,030	$326,184
Services	9,967	457	385

Total revenues	769,730	461,487	326,569

Expenses:
Medical costs	626,192	379,468	270,151
Cost of services	8,323	341	329
General and administrative expenses	88,288	50,072	37,617

Total operating expenses	722,803	429,881	308,097

Earnings from operations	46,927	31,606	18,472
Other income (expense):
Investment and other income	5,160	9,575	3,916
Interest expense	(194)	(45)	(362)

Earnings before income taxes	51,893	41,136	22,026
Income tax expense	19,504	15,631	9,131
Minority interest	881	116	—

Net earnings	33,270	25,621	12,895
Accretion of redeemable preferred stock	—	—	(467)

Net earnings attributable to common stockholders	$33,270	$25,621	$12,428

Earnings per share:
Basic earnings per common share	$0.93	$0.82	$2.99
Diluted earnings per common share	$0.87	$0.73	$0.54
Weighted average number of shares outstanding:
Basic	35,704,426	31,432,080	4,156,198
Diluted	38,422,152	34,932,232	24,058,492

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock						Preferred Stock
	Series A Shares	Amt	Series B Shares	Amt	$.001 Par Value Shares	Amt	Shares	Amt	Additional Paid-in Capital	Unrealized Gain (Loss) on Investments	Retained Earnings (Deficit)	Total
Balance, December 31, 2000	831,742	$1	1,872,838	$2	—	$—	6,469,020	$360	$7	$81	$(9,285)	$(8,834)
Net earnings	—	—	—	—	—	—	—	—	—	—	12,895	12,895
Change in unrealized investment gains, net of $32 tax	—	—	—	—	—	—	—	—	—	54	—	54

Comprehensive earnings												12,949
Common stock issued for stock options	57,300	—	—	—	—	—	—	—	32	—	—	32
Purchase of stock	(33,000)	—	—	—	—	—	—	—	(30)	—	(56)	(86)
Stock compensation expense	—	—	—	—	—	—	—	—	6	—	—	6
Preferred stock accretion	—	—	—	—	—	—	—	—	—	—	(467)	(467)
Exercise warrants to purchase common stock	—	—	138,008	—	—	—	—	—	18	—	—	18
Conversion of preferred stock to common stock	—	—	—	—	17,617,020	17	(6,469,020)	(360)	19,672	—	—	19,329
Conversion of Series A and B common stock to $.001 par value common stock	(856,042)	(1)	(2,010,846)	(2)	2,866,888	3	—	—	—	—	—	—
Proceeds from initial public offering	—	—	—	—	9,750,000	10	—	—	41,032	—	—	41,042
Issuance of common stock for purchase of joint venture interest	—	—	—	—	21,428	—	—	—	100	—	—	100

Balance, December 31, 2001	—	$—	—	$—	30,255,336	$30	—	$—	$60,837	$135	$3,087	$64,089
Net earnings	—	—	—	—	—	—	—	—	—	—	25,621	25,621
Change in unrealized investment gains, net of $559 tax	—	—	—	—	—	—	—	—	—	952	—	952

Comprehensive earnings												26,573
Common stock issued for stock options and employee stock purchase plan	—	—	—	—	820,476	1	—	—	490	—	—	491
Proceeds from stock offering	—	—	—	—	1,411,486	1	—	—	10,317	—	—	10,318
Stock compensation expense	—	—	—	—	—	—	—	—	270	—	—	270
Tax benefits related to stock options	—	—	—	—	—	—	—	—	442	—	—	442

Balance, December 31, 2002	—	$—	—	$—	32,487,298	$32	—	$—	$72,356	$1,087	$28,708	$102,183
Net earnings	—	—	—	—	—	—	—	—	—	—	33,270	33,270
Change in unrealized investment gains, net of $(186) tax	—	—	—	—	—	—	—	—	—	(347)	—	(347)

Comprehensive earnings												32,923
Common stock issued for stock options and employee stock purchase plan	—	—	—	—	876,550	1	—	—	1,144	—	—	1,145
Proceeds from stock offering	—	—	—	—	6,900,000	7	—	—	81,306	—	—	81,313
Stock compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Tax benefits related to stock options	—	—	—	—	—	—	—	—	2,366	—	—	2,366
Cash paid for fractional share impact of stock split	—	—	—	—	—	—	—	—	—	—	(3)	(3)

Balance, December 31, 2003	—	$—	—	$—	40,263,848	$40	—	$—	$157,360	$740	$61,975	$220,115

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$33,270	$25,621	$12,895
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	6,448	2,565	1,847
Stock compensation expense	188	270	6
Minority interest	(881)	(116)	—
Gain on sale of investments	(1,646)	(649)	(390)
Changes in assets and liabilities—
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

In November 2004, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend, payable December 17, 2004 to shareholders of record on November 24, 2004. In May 2004, the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000 shares. In May 2003, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend, payable July 11, 2003 to shareholders of record on June 20, 2003. All share, per share and stockholders’ equity amounts have been restated to reflect these stock splits and the increase in authorized shares.

2. Public Stock Offerings

In August 2003, the Company closed a follow-on public offering of 6,900,000 shares of common stock at $12.50 per share. Centene received net proceeds of $81,313 from this offering.

In June 2002, the Company closed a follow-on public offering whereby 15,838,516 shares were sold by selling stockholders and 1,411,486 shares were sold by the Company at $8.25 per share. Centene received net proceeds of $10,318 from this offering.

In December 2001, the Company completed an initial public offering (IPO) of 9,750,000 shares of its common stock at $4.67 per share. The net proceeds to the Company were $41,042. In conjunction with the IPO, all outstanding shares of preferred stock were converted into shares of common stock in accordance with their terms.

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of this adjustment on net earnings, as well as basic and diluted earnings per share, for the year ended December 31, 2001 follows:

	Amount	Basic Earnings Per Common Share	Diluted Earnings Per Common Share
Net earnings attributable to common stockholders	$12,428	$2.99	$0.54
Goodwill amortization	471.11		0.02

Adjusted net earnings	$12,899	$3.10	$0.56

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003	2002	2001
Net earnings attributable to common stockholders	$33,270	$25,621	$12,428
Pro-forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	2,261	1,556	665

Pro forma net earnings	$31,009	$24,065	$11,763

Basic earnings per common share:
As reported	$0.93	$0.82	$2.99
Pro forma	0.87	0.77	2.83
Diluted earnings per common share:
As reported	$0.87	$0.73	$0.54
Pro forma	0.81	0.69	0.51

Additional information regarding the stock option plans is included in Note 14.

Reclassifications

Certain 2002 and 2001 amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued. This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2002	2001
Revenue	$567,048	$395,155
Net earnings	25,869	11,573
Diluted earnings per common share	0.74	0.50

Texas Universities Health Plan

In June 2002, the Company purchased SCHIP contracts in three Texas service areas. The cash purchase price of $595 was recorded as purchased contract rights, which are being amortized on a straight-line basis over five years, the expected period of benefit.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type consist of the following:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,570	$163	$—	$19,733
Commercial paper	877	—	—	877
State/ municipal securities and other	198,695	1,344	(314)	199,725

Total	$219,142	$1,507	$(314)	$220,335

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,797	$204	$(3)	$2,998
Commercial paper	13,278	—	—	13,278
State/ municipal securities and other	87,198	1,669	(144)	88,723

Total	$103,273	$1,873	$(147)	$104,999

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity of short-term and long-term investments and restricted deposits as of December 31, 2003, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$15,192	$15,160	$1,130	$1,133
One year through five years	90,897	91,610	18,254	18,376
Five years through ten years	30,683	30,998	817	855
After ten years	62,169	62,203	—	—

Total	$198,941	$199,971	$20,201	$20,364

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

6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2003	2002
Building	$10,971	$434
Furniture and office equipment	9,641	6,461
Computer software	4,878	4,724
Leasehold improvements	3,663	1,286
Land	2,320	151

	31,473	13,056
Less—accumulated depreciation	(8,367)	(6,761)

Property, software and equipment, net	$23,106	$6,295

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3,469, $1,887 and $1,199, respectively.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets

Goodwill balances and the changes therein are as follows:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2001	$1,231	$—	$1,231
Acquisitions	3,791	—	3,791

Balance as of December 31, 2002	5,022	—	5,022
Acquisitions	2,628	3,895	6,523
Purchase price allocation adjustments	1,521	—	1,521

Balance as of December 31, 2003	$9,171	$3,895	$13,066

Other intangible assets at December 31 consist of the following:

			Weighted Average Life in Years
	2003	2002	2003	2002
Purchased contract rights	$6,492	$4,885	7.9	7.4
Provider contracts	1,400	1,400	10.0	10.0

Other intangible assets	7,892	6,285	8.3	7.6
Less accumulated amortization
Purchased contract rights	(1,446)	(600)
Provider contracts	(152)	(12)

Total accumulated amortization	(1,598)	(612)

Other intangible assets, net	$6,294	$5,673

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had reinsurance recoverables related to medical claims liabilities of $1,590 and $2,738 at December 31, 2003 and 2002, respectively, included in premiums and other receivables.

10. Revolving Line of Credit

The Company has a $25,000 revolving line of credit facility with LaSalle Bank N.A. (LaSalle) which expires in May 2004. The line of credit has interest rates based on prime, floating or LIBOR rates. The line is secured by an interest in the common stock of the Company’s subsidiaries. The facility includes financial covenants, including requirements of minimum EBITDA and minimum tangible net worth. The Company is required to obtain LaSalle’s consent of any proposed acquisition that would result in a violation of any of the covenants contained in the line of credit. As of December 31, 2003, the Company was in compliance with all covenants and no funds were outstanding on the facility.

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

Effective November 2001, the Company changed its state of incorporation from Wisconsin to Delaware. As approved by the Company’s stockholders in May 2004, the Company has 10,000,000 authorized shares of preferred stock at $.001 par value and 100,000,000 authorized shares of common stock at $.001 par value. At December 31, 2003, there were no preferred shares outstanding.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Stock Option Plans

The Company’s stock option plans allow for the granting of restricted stock awards and options to purchase common stock for key employees and other contributors to Centene. Both incentive options and nonqualified stock options can be awarded under the plans. Further, no option will be exercisable for longer than ten years after date of grant. The Plans have reserved 10,350,000 shares for option grants. Options granted generally vest over a five-year period beginning on the first anniversary of the date of grant and annually thereafter.

Option activity for the years ended December 31 is summarized below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	4,660,920	$3.13	4,268,820	$0.89	4,230,120	$0.56
Granted	1,992,578	13.00	1,462,500	8.28	417,000	4.00
Exercised	(877,786)	1.13	(832,200)	0.55	(57,300)	0.57
Canceled	(342,154)	5.77	(238,200)	3.66	(321,000)	0.61

Options outstanding, end of year	5,433,558	$6.91	4,660,920	$3.13	4,268,820	$0.89

Weighted average remaining life	7.6 years		7.4 years		7.6 years
Weighted average fair value of options granted	$7.63		$5.03		$1.87

The following table summarizes information about options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - $0.99	2,059,132	5.0	$0.61	1,424,632	$0.68
$1.00 - $2.49	34,800	7.2	1.75	6,000	1.75
$2.50 - $4.99	82,500	8.0	3.73	46,500	3.00
$5.00 - $7.49	171,300	7.9	6.09	56,700	6.24
$7.50 - $9.99	1,292,296	8.7	8.34	171,196	8.39
$10.00 - $12.49	475,710	9.3	11.77	24,000	10.61
$12.50 - $14.99	1,116,500	9.7	13.76	—	—
$15.00 - $17.49	201,320	9.9	15.50	—	—

	5,433,558	7.6	$6.91	1,729,028	$1.83

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2002, Centene implemented an employee stock purchase plan. The Company has reserved 900,000 shares of common stock and issued 18,420 shares and 5,376 shares in 2003 and 2002, respectively, related to the employee stock purchase plan.

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

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments that potentially subject the Company to concentrations of credit and interest rate risks consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, government and agency securities and money market funds. Investments in marketable securities are managed within guidelines established by the Company’s board of directors. The Company carries these investments at fair value.

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

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2003	2002	2001
Net earnings	$33,270	$25,621	$12,895
Accretion of redeemable preferred stock	—	—	(467)

Net earnings attributable to common stockholders	$33,270	$25,621	$12,428

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	35,704,426	31,432,080	4,156,198
Dilutive effect of stock options and warrants (as determined by applying the treasury stock method) and convertible preferred stock	2,717,726	3,500,152	19,902,294

Weighted average number of common shares and potential dilutive common shares outstanding	38,422,152	34,932,232	24,058,492

Basic earnings per common share	$0.93	$0.82	$2.99
Diluted earnings per common share	$0.87	$0.73	$0.54

The calculation of diluted earnings per common share in 2003 excludes the impact of 1,317,820 shares related to stock options which are antidilutive.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Centene Corporation:

Our audits of the consolidated financial statements of Centene Corporation referred to in our report dated February 9, 2004, except as to the November 2004 stock split described in Note 1 which is as of November 24, 2004, included in this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 9, 2004

Schedule II

CENTENE CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Amounts Charged to Expense	Write-offs of Uncollectible Receivables	Balance End of Period
Allowance for Doubtful Receivables:
Year ended December 31, 2001	$1,866	$2,319	$(306)	$3,879
Year ended December 31, 2002	3,879	(971)	(2,689)	219
Year ended December 31, 2003	219	472	(84)	607

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.1

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.3

4.1	Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2

4.2	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

10.2	Contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services, dated January 2002-December 2003		10-Q	April 29, 2002	10.2

10.2a	Amendments to contract included as Exhibit 10.2		10-K	February 24, 2004	10.2a

10.3†	Agreement between Network Health Plan of Wisconsin, Inc. and Managed Health Services Insurance Corp., dated January 1, 2001		S-1	October 9, 2001	10.3

10.4	1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc. (El Paso Service Area), dated May 14, 1999		S-1	October 9, 2001	10.4

10.4a	Amendment 11 to contract included as Exhibit 10.4		10-K	February 24, 2004	10.5

10.5	1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc. (Travis Service Area), dated August 9, 1999		S-1	October 9, 2001	10.5

10.5a	Amendment 14 to contract included as Exhibit 10.5		10-K	February 24, 2004	10.6

10.6	1999 Contract for Services between the Texas Department of Health and Superior HealthPlan, Inc. (Bexar Service Area), dated August 9, 1999		S-1	October 9, 2001	10.6

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
10.6a	Amendment 14 to contract included as Exhibit 10.6		10-K	February 24, 2004	10.6a

10.8	1994 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.8

10.9	1996 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.9

10.10	1998 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.10

10.11	1999 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.11

10.12	2000 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.12

10.13	Form of Incentive Stock Option Agreement of Centene Corporation		S-1	October 9, 2001	10.13

10.14	Form of Non-statutory Stock Option Agreement of Centene Corporation		S-1	October 9, 2001	10.14

10.15	Executive Employment Agreement between Centene Corporation and Karey Witty, dated January 1, 2001		S-1	October 9, 2001	10.15

10.16	Executive Employment Agreement between Centene Corporation and Brian G. Spanel, dated September 26, 2001		S-1	October 9, 2001	10.16

10.17	Executive Employment Agreement between Centene Corporation and Joseph P. Drozda, M.D., dated October 1, 2001		10-Q	April 29, 2002	10.3

10.18	Executive Employment Agreement between Centene Corporation and Cary Hobbs, dated May 28, 2001		10-K	February 24, 2004	10.18

10.19	Executive Employment Agreement between Centene Corporation and William N. Scheffel, dated December 1, 2003		10-K	February 24, 2004	10.19

10.20	2002 Employee Stock Purchase Plan of Centene Corporation		10-Q	April 29, 2002	10.5

10.21	Loan Agreement between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002		S-1	May 14, 2002	10.21

10.21a	Revolving Note between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002		S-1	May 14, 2002	10.21a

10.21b	Stock Pledge Agreement between Centene Corporation and LaSalle Bank National Association, dated May 1, 2002		S-1	May 14, 2002	10.21b

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
10.21c	First Amendment dated as of May 1, 2003 to Loan Agreement by and between LaSalle Bank National Association and Centene Corporation		10-Q	July 28, 2003	10.1

10.21d	Second Amendment, dated August 1, 2003, to Loan Agreement by and between LaSalle Bank National Association and Centene Corporation		10-Q	October 27, 2003	10.1

10.22	Stock Purchase Agreement among University Health Plans, Inc., University of Medicine and Dentistry of New Jersey and Centene Corporation, dated August 2, 2002		10-Q	October 28, 2002	10.1

10.23	Executive Employment Agreement between Centene Corporation and Carol E. Goldman, dated July 1, 2002		10-Q	October 28, 2002	10.2

10.24	Executive Employment Agreement between Centene Corporation and Daniel R. Paquin, dated November 19, 2002		10-K	February 25, 2003	10.24

10.25	Executive Employment Agreement between Centene Corporation and John T. Tadich, dated October 31, 2002		10-K	February 25, 2003	10.25

10.26	Contract between the Office of Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc., dated January 1, 2001		10-K	February 25, 2003	10.26

10.26a	Amendment to contract included as Exhibit 10.26		10-K	February 24, 2004	10.26a

10.27	Children’s Health Insurance Program Agreement for the Provision of Health Care Services between the Texas Health and Human Services Commission and Texas Universities Health Plan, Inc., dated January 20, 2000		10-K	February 25, 2003	10.27

10.28	Contract between the State of New Jersey Department of Human Services Division of Medical Assistance and Health Services and University Health Plans, Inc., dated October 1, 2000		10-K	February 25, 2003	10.28

10.28a	Amendments to contract included as Exhibit 10.28		10-K	February 24, 2004	10.29

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
10.29	Agreement of Purchase and Sale dated as of April 24, 2003 by and between The Realty Associates Fund IV, L.P., as seller, and Centene Management Corporation, as purchaser		10-Q	July 28, 2003	10.2

10.30	2003 Stock Incentive Plan of Centene Corporation		10-K	February 24, 2004	10.30

10.31	Lease Agreement between MHS Consulting Corporation and AVN Air, LLC, dated December 24, 2003		10-K	February 24, 2004	10.31

10.32	Asset Sale and Purchase Agreement by and among Centene Corporation, Buckeye Community Health Plan, Mercy Health Partners, and Family Health Plan, Inc.		10-K	February 24, 2004	10.32

10.33	Midwest Bankcentre Loan to CMC Real Estate Company, LLC, dated August 8, 2003		10-K	February 24, 2004	10.33

10.34	Contract between the State of Ohio, Department of Job and Family Services and Buckeye Community Health Plan, Inc.		10-K	February 24, 2004	10.34

21	List of subsidiaries		10-K	February 24, 2004	21

23	Consent of Independent Auditors	X

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

†	Confidential treatment has been granted for a portion of this exhibit pursuant to Rule 406 promulgated under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of December 17, 2004.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and indicated, as of December 17, 2004.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	Chairman, President and Chief Executive Officer (principal executive officer)

/s/ KAREY L. WITTY Karey L. Witty	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ SAMUEL E. BRADT Samuel E. Bradt	Director

/s/ STEVE BARTLETT Steve Bartlett	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ JOHN R. ROBERTS John R. Roberts	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ RICHARD P. WIEDERHOLD Richard P. Wiederhold	Director