Form 10-Q/A
period 2004-09-30
CENTENE CORP
filed 2004-12-17
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of October 20, 2004, the registrant had 41,045,656 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

This amendment to our quarterly report on Form 10-Q for our quarterly period ended September 30, 2004 has been filed to reflect the following changes:

•	All share and per share information has been adjusted to give effect to a two-for-one stock split in the form of a 100% stock dividend payable on December 17, 2004 to stockholders of record on November 24, 2003.

•	In “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have clarified our presentation of certain non-GAAP financial information, principally by revising the two tables and the final paragraph under “Revenue and Expense Discussion and Key Metrics—Operating Expenses” at page 10 below.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,687	$64,346
Premium and related receivables, net of allowances of $470 and $607, respectively	22,739	20,308
Short-term investments, at fair value (amortized cost $43,640 and $15,192, respectively)	43,568	15,160
Deferred income taxes	3,143	2,732
Other current assets	12,561	7,755

Total current assets	170,698	110,301
Long-term investments, at fair value (amortized cost $170,061 and $183,749, respectively)	170,126	184,811
Restricted deposits, at fair value (amortized cost $21,176 and $20,201, respectively)	21,202	20,364
Property, software and equipment	28,831	23,106
Goodwill	17,142	13,066
Other intangible assets	6,808	6,294
Other assets	6,346	4,750

Total assets	$421,153	$362,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims liabilities	$126,394	$106,569
Accounts payable and accrued expenses	21,907	17,965
Unearned revenue	3,670	3,673
Current portion of long-term debt and notes payable	288	579

Total current liabilities	152,259	128,786
Long-term debt	7,400	7,616
Other liabilities	5,571	6,175

Total liabilities	165,230	142,577
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 41,040,052 and 40,263,848 shares, respectively	41	40
Additional paid-in capital	161,593	157,360
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	12	740
Retained earnings	94,277	61,975

Total stockholders’ equity	255,923	220,115

Total liabilities and stockholders’ equity	$421,153	$362,692

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$251,536	$196,173	$705,556	$555,285
Services	2,207	2,580	7,320	7,134

Total revenues	253,743	198,753	712,876	562,419

Expenses:
Medical costs	202,974	160,812	570,720	460,123
Cost of services	2,111	2,681	6,149	6,269
General and administrative expenses	32,187	22,620	88,915	62,904

Total operating expenses	237,272	186,113	665,784	529,296

Earnings from operations	16,471	12,640	47,092	33,123
Other income (expense):
Investment and other income	1,683	1,245	4,529	3,476
Interest expense	(126)	(71)	(317)	(102)

Earnings before income taxes	18,028	13,814	51,304	36,497
Income tax expense	6,677	5,110	19,002	13,805
Minority interest	—	—	—	881

Net earnings	$11,351	$8,704	$32,302	$23,573

Earnings per share:
Basic earnings per common share	$0.28	$0.24	$0.79	$0.69
Diluted earnings per common share	$0.26	$0.22	$0.74	$0.64

Weighted average number of shares outstanding:
Basic	40,972,858	36,861,426	40,693,804	34,189,242
Diluted	43,640,180	39,684,290	43,364,120	36,878,100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$11,351	$8,704	$32,302	$23,573
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	901	446	2,331	1,049

Pro forma net earnings	$10,450	$8,258	$29,971	$22,524

Basic earnings per common share:
As reported	$0.28	$0.24	$0.79	$0.69
Pro forma	0.26	0.22	0.74	0.66
Diluted earnings per common share:
As reported	$0.26	$0.22	$0.74	$0.64
Pro forma	0.24	0.21	0.69	0.61

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

4. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$11,351	$8,704	$32,302	$23,573

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	40,972,858	36,861,426	40,693,804	34,189,242
Common stock equivalents (as determined by applying the treasury stock method)	2,667,322	2,822,864	2,670,316	2,688,858

Weighted average number of common shares and potential dilutive common shares outstanding	43,640,180	39,684,290	43,364,120	36,878,100

Basic earnings per common share	$0.28	$0.24	$0.79	$0.69

Diluted earnings per common share	$0.26	$0.22	$0.74	$0.64

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medicaid and SCHIP	80.1%	81.3%	80.3%	82.0%
SSI	92.8	102.9	96.6	103.5
Total	80.7	82.0	80.9	82.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medicaid Managed Care	10.5%	10.2%	10.4%	10.3%
Specialty Services	56.0	32.0	51.8	31.0
Total	12.7	11.4	12.5	11.2

The increase in the Medicaid Managed Care general and administrative expense ratio in 2004 reflects the impact of premium taxes enacted in September 2003 in Texas and July 2004 in New Jersey. These taxes totaled $3.7 million in the nine months ended September 30, 2004 and $347,000 in the nine months ended September 30, 2003 and had the effect of increasing our general and administrative expense ratio by 0.5% between years. The 2004 results also included approximately $400,000 of start-up costs associated with the Texas EPO contract.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Summarized comparative financial data are as follows ($ in millions except per share data):

	Nine Months Ended September 30,
	2004	2003	% Change 2003-2004
Premium revenue	$705.6	$555.3	27.1%
Services revenue	7.3	7.1	2.6%

Total revenues	712.9	562.4	26.8%
Medical costs	570.7	460.1	24.0%
Cost of services	6.2	6.3	(1.9)%
General and administrative expenses	88.9	62.9	41.4%

Earnings from operations	47.1	33.1	42.2%
Investment and other income, net	4.2	3.4	24.8%

Earnings before income taxes	51.3	36.5	40.6%
Income tax expense	19.0	13.8	37.6%
Minority interest	—	0.9	—

Net earnings	$32.3	$23.6	37.0%

Diluted earnings per common share	0.74	0.64	15.6%

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

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 6,900,000 shares sold in August 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Summarized comparative financial data are as follows ($ in millions except per share data):

	Three Months Ended September 30,
	2004	2003	% Change 2003-2004
Premium revenue	$251.5	$196.1	28.2%
Services revenue	2.2	2.6	(14.5)%

Total revenues	253.7	198.7	27.7%
Medical costs	203.0	160.8	26.2%
Cost of services	2.1	2.7	(21.3)%
General and administrative expenses	32.2	22.6	42.3%

Earnings from operations	16.4	12.6	30.3%
Investment and other income, net	1.6	1.2	32.6%

Earnings before income taxes	18.0	13.8	30.5%
Income tax expense	6.7	5.1	30.7%
Minority interest	—	—	—

Net earnings	$11.3	$8.7	30.4%

Diluted earnings per common share	$0.26	$0.22	18.2%

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

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 6,900,000 shares sold in August 2003.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan.

10.2*	Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association.

10.3*	Stock Purchase Agreement by and between Centene Corporation and Swope Community Enterprises, dated September 28, 2004.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of December 17, 2004.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ Karey L. Witty
Karey L. Witty
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer (principal
financial and accounting officer)