Form 10-K
period 2004-12-31
CENTENE CORP
filed 2005-02-24
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to

Commission file number: 000-33395

Centene Corporation

(Exact name of registrant as specified in its charter)

Delaware	42-1406317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7711 Carondelet Avenue, Suite 800 St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 725-4477

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	New York Stock Exchange
Title of Each Class	Name of Each Exchange on Which Registered

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2004, was $760,859,808.

As of January 31, 2005 the registrant had 41,451,131 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2005 annual meeting of stockholders are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

“CENTENE,” “NURSEWISE” and “START SMART FOR YOUR BABY” are our registered service marks, and “CONNECTIONS” is our trademark. This filing also contains trademarks, service marks and trade names of other companies.

PART I

Item 1. Business

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). In addition, we provide specialty services including behavioral health, nurse triage and treatment compliance to our own and other healthcare organizations. We have health plans in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin. We also provide specialty services in each of the states where we have health plans as well as free-standing programs in Arizona, California and Colorado. We believe our local approach to managing our subsidiaries, including provider and member services, enables us to provide accessible, high quality, culturally-sensitive healthcare services to our communities. Our disease management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

We were organized in Wisconsin in 1993 and reincorporated in Delaware in 2001. We initially were formed to serve as a holding company for a Medicaid managed care line of business that has been operating in Wisconsin since 1984. Our corporate office is located at 7711 Carondelet Avenue, Suite 800, St. Louis, Missouri 63105, and our telephone number is (314) 725-4477.

We maintain a website with the address www.centene.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available, free of charge through our website, our Section 16 filings, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

INDUSTRY

Established in 1965, Medicaid is the largest publicly funded program in the United States, providing health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs—one for each state, each territory and the District of Columbia. The National Association of State Budget Officers estimates the total Medicaid market was approximately $310 billion in 2004 and the federal Centers for Medicare and Medicaid Services, or CMS, estimate the market will grow to over $400 billion by fiscal year 2007. Medicaid eligibility is based on a combination of income and asset requirements subject to federal guidelines, often determined by an income level relative to the federal poverty level. The number of persons covered by Medicaid increased from 23 million in 1989 to over 50 million in 2003. Historically, children have represented the largest eligibility group.

SSI beneficiaries receive the majority of their healthcare needs through Medicaid. SSI beneficiaries are people with chronic physical disabilities or behavioral health impairments. State Medicaid expenditures related to the SSI population represent a growing percentage of all Medicaid related expenses.

The Balanced Budget Act of 1997 created SCHIP to help states expand coverage primarily to children whose families earn too much to qualify for Medicaid, yet not enough to afford private health insurance. SCHIP is the single largest expansion of health insurance coverage for children since the enactment of Medicaid and some states include the parents of these children in their SCHIP programs.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives. Continued pressure on states’ Medicaid budgets should cause public policy to recognize the value of managed care as a means of delivering quality health care and effectively controlling costs. A growing number of states, including each of the seven states in which we operate, have mandated that their Medicaid recipients enroll in managed care plans. Currently, 42 states have mandated managed care for some or all of their Medicaid recipients and other states are considering moving to a mandated managed care approach.

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

Historically, commercial managed care organizations contracted with states to provide healthcare benefits to Medicaid enrollees. Many of these organizations encountered difficulties in adapting their commercial approaches and infrastructures to address the Medicaid market in a cost-effective manner. Some commercial plans have chosen to exit all or a portion of their Medicaid markets. As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the Medicaid, SSI and SCHIP populations. We believe our approach and strategy enable us to be a growing participant in this market.

OUR APPROACH

Our multi-line managed care approach is based on the following key attributes:

•	Multi-Business Lines. We have provided benefits to Medicaid recipients for over 20 years. We are completing the second year of a longer term program to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations. In 2003 we acquired Group Practice Affiliates, LLC (GPA), a behavioral health services company which we renamed Cenpatico Behavioral Health (Cenpatico). In 2003 we also purchased assets of ScriptAssist, a treatment compliance company. These businesses marked our entry into the Specialty Services segment. We believe these and other business lines will allow us to expand our services and diversify our sources of revenue.

•	Medicaid Expertise. Over the last 20 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We do this primarily by supplying nurse case managers who support our provider network in implementing disease management programs and by supplying incentives for our provider network to provide preventive care on a regular basis. We recruit and train staff and providers who are attentive to the needs of our members and who are experienced in working with culturally diverse, low-income Medicaid populations. Our experience in working with state regulators helps us to implement and deliver our programs and services efficiently and affords us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate.

•	Localized Services, Support and Branding. We provide access to services through local networks of providers and staff that focus on the cultural norms of their individual communities. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through employment and education on how best to access care. Our behavioral health company operates school programs in Arizona which provide special education programs directly in local schools. We use locally recognized company names, and we tailor our materials and processes to meet the needs of the communities we serve. Our approach to community-based service results in local accountability and improved access.

•	Collaborative Approach With States. Our approach is to work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid, SSI and SCHIP and expand the types of benefits offered. Our approach is to do this while maintaining adequate levels of provider compensation and protecting our margins.

•	Physician-Driven Approach Within Our Health Plans. We have implemented a physician-driven approach in which our contracted physicians are actively engaged in developing and implementing our healthcare delivery policies and strategies. Our local boards of directors, which help shape the character and quality of our organization, have significant provider representation in each of our principal geographic markets. This approach is designed to eliminate unnecessary costs, improve service to our members and simplify the administrative burdens on our providers. It has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base.

•	Efficiency of Business Model. We have designed our business model to allow us to readily add new members in our existing markets, expand into new regions in which we choose to operate and more fully develop our services. The combination of our decentralized local approach to operating our subsidiaries and our centralized finance, information systems and claims processing allows us to quickly and economically integrate new business opportunities in both Medicaid and specialty services.

•	Specialized Systems and Technology. Through our specialized information systems we are able to strengthen our relationships with providers and states which helps us to grow our membership base. These systems also help us identify needs for new healthcare and specialty programs. Physicians can use our claims, utilization and membership data to manage their practices more efficiently, and they also benefit from our timely and accurate payments. State agencies can use data from our information systems to demonstrate that their Medicaid populations receive quality healthcare in an efficient manner. Our ScriptAssist program uses specialized software and psychological-based tools to predict treatment compliance in an efficient and scalable manner.

OUR STRATEGY

Our objective is to become the leading multi-line Medicaid and Medicaid-related managed care organization. We intend to achieve this objective by implementing the following key components of our strategy:

•	Diversify Our Business Lines. We seek to broaden our business lines into areas that complement our business to enable us to grow our revenue stream. In 2003 we acquired Cenpatico, a behavioral health services company, and purchased assets of ScriptAssist, a treatment compliance company. In addition to the services provided through these acquisitions and NurseWise, our 24-hour telephone triage service, we are considering services such as disease management and other Medicaid-related, fee-for-service lines of business that would complement our core business. We believe we have opportunities to offer these services to other managed care organizations and states.

•	Address Emerging State Needs. We are working to assist the states in which we operate in addressing the challenges they face in these difficult economic times. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. For example, in 2004 Cenpatico was awarded a behavioral health contract to serve approximately 34,000 SCHIP members in Kansas effective January 1, 2005. By helping states structure an appropriate level and range of Medicaid, SCHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that protect our targeted gross margins, provide an acceptable return to our stockholders and grow our business.

•	Increase Penetration of Existing State Markets. We intend to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, we were awarded a SCHIP Exclusive Provider Organization (EPO) contract, effective September 1, 2004. Through this contract we serve approximately 87,500 SCHIP members in Texas. Also, in Indiana, where the state assigns members to physicians, we increased our membership in 2004 by attracting additional physicians. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets. For example, we purchased Medicaid-related contracts from HMO Blue Texas in 2003 and purchased Texas Universities Health Plan’s SCHIP contracts in 2002.

•	Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing businesses and to build our own operations. We expect to focus our expansion on states where Medicaid recipients are mandated to enroll in managed care organizations. For example, we entered the Kansas and Missouri markets effective December 1, 2004 through our acquisitions of FirstGuard, Inc. and FirstGuard Health Plan, Inc. (collectively, FirstGuard). We also entered the Ohio market effective January 1, 2004 through our acquisition of Medicaid-related assets from Family Health Plan, Inc. In December 2002 we entered the New Jersey market through our acquisition of University Health Plans, Inc., or UHP.

•	Leverage Our Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in our infrastructure to further drive efficiencies in our operations and to add functionality to improve the service we provide to our members and other organizations at a low cost. Our centralized functions enable us to add members and markets quickly and economically. We have initiated a new claims processing facility in Montana to accommodate our planned growth initiatives providing geographic diversity for this centralized function.

MEDICAID MANAGED CARE

Health Plans

We have regulated subsidiaries offering healthcare services in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin. We have never been denied a contract renewal from a state in which we do business. The table below provides summary data for the markets we currently serve.

	Indiana	Kansas	Missouri	New Jersey	Ohio	Texas	Wisconsin
Local Health Plan Name	Coordinated Care Corporation Indiana	FirstGuard Health Plan	FirstGuard Health Plan	University Health Plans	Buckeye Community Health Plan	Superior HealthPlan	Managed Health Services
First Year of Operations	1995	1999	1997	1994	2004	1999	1984
Counties Licensed at January 31, 2005	92	105	9	20	9	254	24
Membership at December 31, 2004	150,600	94,200	41,200	52,800	23,800	244,300	165,800

States

Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our customer-focused approach to working with state governments. Among the benefits we are able to provide to the states with which we contract are:

• significant cost savings compared to fee-for-service	• timely payment of provider claims

• data-driven approaches to balance cost and verify eligibility	• cost saving outreach and specialty programs

• establishment of realistic and meaningful expectations for quality deliverables	• responsible collection and dissemination of encounter data

• managed care expertise in government subsidized programs	• timely and accurate reporting

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

We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

•	CONNECTIONS is designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member’s health, such as abuse risks, nutritional challenges and health education shortcomings. CONNECTIONS representatives also contact new members by phone or mail to discuss managed care, the Medicaid program and our services. Our CONNECTIONS representatives make home visits, conduct educational programs and represent our health plans at community events such as health fairs.

•	Start Smart For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, and increase well-child visits. The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a provider for the infant and scheduling newborn follow-up visits.

•	EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services. We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•	Disease Management Programs are designed to help members understand their disease and treatment plan, and improve or maintain their quality of life. These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and prenatal care. Our SSI program uses a proprietary assessment tool that effectively identifies barriers to care, unmet functional needs, available social supports and the existence of behavioral health conditions that impede a member’s ability to maintain health status. Care coordinators develop individual care plans with the member and healthcare providers ensuring the full integration of behavioral, social and acute care services. These care plans, while specific to an SSI member, incorporate “Condition Specific” practices in collaboration with physician partners and community resources.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of January 31, 2005, our health plans had the following numbers of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Indiana	555	1,064	34
Kansas	1,381	3,184	153
Missouri	410	1,624	38
New Jersey	1,553	5,635	81
Ohio	156	540	6
Texas	4,426	7,915	278
Wisconsin	1,812	3,083	60

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

We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members. The following are among the services we provide to support physicians:

•	Customized Utilization Reports provide our contracted physicians with information that enables them to run their practices more efficiently and focuses them on specific patient needs. For example, quarterly detail reports update physicians on their status within their risk pools. Equivalency reports provide physicians with financial comparisons of capitated versus fee-for-service arrangements.

•	Case Management Support helps the physician coordinate specialty care and ancillary services for patients with complex conditions and direct members to appropriate community resources to address both their health and socio-economic needs.

•	Web-based Claims and Eligibility Resources have been implemented in selected markets to provide physicians with on-line access to perform claims and eligibility inquiries.

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

Some of our health plans utilize Cenpatico to provide behavioral health services. We also contract with ancillary providers on a negotiated fee arrangement for physical therapy, mental health and chemical dependency care, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit. In our health plans, where prescription and limited over-the-counter drugs are a covered benefit, we have a fee-for-service arrangement with a national pharmacy vendor that provides a pharmacy network.

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

We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, clinical databases and our membership and claims processing system, as sources to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these intervention programs include:

•	a prenatal case management program aimed at helping women with high-risk pregnancies deliver full-term, healthy infants;

•	a program to reduce the number of inappropriate emergency room visits; and

•	a disease management program to improve the ability of those with asthma and their families to control their disease and thereby reduce the need for emergency room visits and hospitalizations.

We provide reporting on a regular basis using our data warehouse. State and Health Employer Data and Information Set, or HEDIS, reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by Plan Quality Improvement Committees and our corporate medical management team. Additionally, during 2004, Cenpatico received full accreditation under the Health Plan Standards of the Utilization Review Accreditation Committee, also known as URAC. The accreditation is effective January 1, 2005 through January 1, 2007.

In order to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by the National Committee for Quality Assurance.

Management Information Systems

The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems located in St. Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate internal growth and growth from acquisitions. We have the ability to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions.

This integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing system is capable of expanding to support additional members in an efficient manner as needed.

We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party. This plan allows us complete access to the business resumption centers and hot-site facilities provided by the plan.

SPECIALTY SERVICES

In 2003 we entered the specialty services market. Our specialty services are provided primarily through the following interrelated businesses:

•	Cenpatico manages behavioral healthcare for members via a contracted network of providers. Cenpatico works with providers to determine the best course of treatment for a given diagnosis and helps ensure members and their providers are aware of the full array of services available. Our networks feature a range of services so that patients can be treated at an appropriate level of care. We also run school-based programs in Arizona that focus on students with special education needs.

•

ScriptAssist is a treatment compliance program that uses psychological-based tools to predict which patients are likely to cease taking their medications, and then to motivate those at-risk patients to adhere to their doctors’ advice. Patients with chronic medical conditions frequently fail to take their medications properly, if at all. This generally results in increased hospital costs and poor outcomes for the patients. ScriptAssist uses registered nurses to educate patients about the reasons for the medications they were prescribed, to provide accurate information about side effects and risks of such medications, and to keep the doctors informed of the patients’ progress between visits.

•	NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach customer service representatives and bilingual nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments. Call volume is based on membership levels and seasonal variation. In recent months, NurseWise call volume has ranged from 13,000 to 20,000 calls per month. In addition, NurseWise, through our Ohio plan, has been awarded a contract to serve approximately 1,900 SSI members in Stark County, Ohio through the Enhanced Care Management Program.

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

Our internal Corporate Compliance website, accessible by all employees, contains our Business Ethics and Conduct Policy; our Mission, Values and Philosophies and Compliance Programs; a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to report suspected incidents of fraud, abuse or other violations of our corporate compliance program. The audit committee and the board of directors review the incident log on a quarterly basis.

COMPETITION

In the Medicaid business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Primary Care Case Management Programs are programs established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited medical management oversight.

•	National and Regional Commercial Managed Care Organizations have Medicaid members in addition to members in private commercial plans.

•	Medicaid Managed Care Organizations focus solely on providing healthcare services to Medicaid recipients. The vast majority of these operate in one city or state and are owned by providers, primarily hospitals. Their membership is small relative to the infrastructure that is required for them to do business. Such organizations include behavioral health managed care organizations and disease management entities that may vie for Medicaid contracts. There are a few multi-state Medicaid-only organizations that tend to be larger in size and, therefore, are able to leverage their infrastructure over larger memberships.

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

Competition for specialty services consists of specialized programs that focus on specific chronic diseases and are often administered by companies that developed comprehensive care guidelines and patient support services appropriate to each specific disease or disorder. High cost and high-risk conditions offer the best return on investment in these programs and a number of companies compete for these contracts. Managed care organizations have long had disease specific initiatives, but such programs are now offered by pharmacy benefit managers, pharmaceutical makers and a number of specialty companies.

FINANCIAL INFORMATION

All of our revenue is derived from operations within the United States. Our managed care subsidiaries in Indiana, New Jersey, Texas and Wisconsin have revenues from their respective state governments that each exceeded 10% of consolidated revenues in 2004. Other financial information about our segments is found in Note 20 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Our regulated subsidiaries are licensed to operate as health maintenance organizations and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid enrollees.

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

States have adopted a number of new regulations that may affect our business and results of operations. These regulations in certain states include:

•	premium and maintenance taxes;

•	stringent prompt-pay laws;

•	disclosure requirements regarding provider fee schedules and coding procedures; and

•	programs to monitor and supervise the activities and financial solvency of provider groups.

Medicaid

In order to be a Medicaid managed care organization in each of the states in which we operate, we must operate under a contract with the state’s Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. We receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific coverages and policies adopted by each state. In 2004, the premium revenue received per member per month ranged from $73 to $415 based on line of business and covered services.

During 2004, we entered into a contract with the Indiana Office of Medicaid Policy and Planning and Office of the Children’s Health Insurance Program to provide Indiana Medicaid and Indiana Children’s Health Insurance Program services through our subsidiary, Coordinated Care Corporation Indiana, Inc. The contract commenced January 1, 2005 and has a scheduled termination date of December 31, 2006. This contract may be terminated by the State without cause upon sixty days prior written notice. We have held a contract with the State of Indiana since 1993.

With the acquisition of FirstGuard, we have a contract with the State of Kansas, Department of Social and Rehabilitation Services to provide Medicaid and SCHIP services. The contract commenced on July 1, 2001 and had an initial scheduled termination date of June 30, 2003, but has been renewed through June 30, 2005. The agreement is renewable for one additional twelve-month period. The contract may be terminated by the State for event of default or significant change in circumstances. FirstGuard has held a contract with the State of Kansas since 1999.

Additionally, with the acquisition of FirstGuard, we have a contract with the State of Missouri, Office of Administration, Division of Purchasing and Materials Management to provide Medicaid and SCHIP services. The contract commenced on January 1, 2004 and had an initial scheduled termination date of December 31, 2004, but has been renewed through December 31, 2005. The agreement is renewable for one additional twelve-month period. The contract may be terminated by the State for event of default or significant change in circumstances. FirstGuard has held a contract with the State of Missouri since 1997.

With the acquisition of UHP, we have a contract with the State of New Jersey Department of Human Services to provide Medicaid and SCHIP services. The contract commenced on July 1, 2002 and had an initial scheduled termination date of June 30, 2003, but has been renewed through June 30, 2005. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the State for event of default or significant change in circumstances. UHP has held a contract with the State of New Jersey since 1994.

We have entered into a contract with the Ohio Department of Job and Family Services to provide Medicaid services through our subsidiary, Buckeye Community Health Plan. The contract commenced July 1, 2004 and has a scheduled termination date of June 30, 2005. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the State for event of default. We are paid based on specified capitation rates for our services. We have held a contract with the State of Ohio since January 2004.

We presently are party to several contracts with the Texas Health and Human Services Commission to provide Medicaid and SCHIP managed care services in our Texas markets through our Superior HealthPlan, Inc. subsidiary. Our current Texas Medicaid and SCHIP contracts commenced September 1, 2004 and have scheduled termination dates of August 31, 2005. The contracts generally may be terminated upon any event of default or in the event state or federal funding for Medicaid programs is no longer available. We have held a contract with the State of Texas since 1999.

We have entered into an Exclusive Provider Organization (EPO) contract with the Texas Health and Human Services Commission to provide SCHIP managed care services in Texas through our Bankers Reserve subsidiary, d/b/a Superior HealthPlan Network. The contract commenced on September 1, 2004 and is scheduled to end on August 31, 2007. Upon mutual consent the agreement is renewable for a period or periods, but the contract term may not exceed six years. The contract generally may be terminated upon any event of default or in the event state or federal funding for Medicaid programs is no longer available. We have held a contract with the State of Texas since 1999.

We have entered into a contract with the Wisconsin Department of Health and Family Services to provide Medicaid services. The contract commenced May 1, 2004 and has a scheduled termination date of December 31, 2005. This contract is renewable for an additional one-year term. The contract can be terminated if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract. We have held a contract with the State of Wisconsin for 20 years.

We have also entered into an agreement with Network Health Plan of Wisconsin, Inc. pursuant to which Network Health Plan subcontracts to us its Medicaid services under its contract with the State of Wisconsin. The agreement commenced January 1, 2001 and has a scheduled termination of December 31, 2011. The agreement renews automatically for successive five-year terms and can be terminated by either party upon two-years notice prior to the end of the then current term. The agreement may also be terminated if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State of Wisconsin is terminated.

Our contracts with the states and regulatory provisions applicable to us generally set forth in great detail the requirements for operating in the Medicaid sector, including provisions relating to:

• eligibility, enrollment and disenrollment processes;	• health education and wellness and prevention programs;

• covered services;	• timeliness of claims payment;

• eligible providers;	• financial standards;

• subcontractors;	• safeguarding of member information;

• record-keeping and record retention;	• fraud and abuse detection and reporting;

• periodic financial and informational reporting;	• grievance procedures; and

• quality assurance;	• organization and administrative systems.

A health plan’s compliance with these requirements is subject to monitoring by state regulators and by CMS. A health plan is also subject to periodic comprehensive quality assurance evaluations by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan must also submit reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

HIPAA

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Act is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims. Among the main requirements of HIPAA are standards for the processing of health insurance claims and related transactions.

The regulation’s requirements apply to transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted. Under the HIPAA regulations, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. The regulations set forth other rules that apply specifically to health plans as follows:

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

HIPAA regulations also protect the privacy of medical records and other personal health information maintained and used by healthcare providers, health plans and healthcare clearinghouses. We have implemented processes, policies and procedures to comply with the HIPAA privacy regulations, including educating and training for employees. In addition, the corporate privacy officer and health plan privacy officials serve as resources to employees to address any questions or concerns they may have. Among numerous other requirements, the privacy regulations:

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

Patients’ Rights Legislation

The United States Senate and House of Representatives passed different versions of patients’ rights legislation in June and August 2001, respectively. Both versions included provisions that specifically apply protections to participants in federal healthcare programs, including Medicaid beneficiaries. Although no version of this type of federal legislation has yet to become law, patients’ rights legislation is frequently proposed in Congress. If enacted, this type of legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. We cannot predict when or whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

Other Fraud and Abuse Laws

Investigating and prosecuting healthcare fraud and abuse became a top priority for law enforcement entities in the last decade. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicaid. The laws and regulations relating to Medicaid fraud and abuse and the contractual requirements applicable to plans participating in these programs are complex and changing and may require substantial resources.

EMPLOYEES

As of January 31, 2005, we had approximately 1,200 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.

Item 2. Properties

In 2003, we acquired the building in St. Louis, Missouri which houses our corporate headquarters. In 2004 we acquired additional property contiguous to our corporate headquarters building for future growth and expansion, and approximately 24 acres of land in Montana in connection with a new claims processing facility.

We lease space in each of the areas where our health plans and specialty companies operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. In 2004 the Court dismissed the claim as filed, but allowed Aurora to replead and seek a declaratory ruling clarifying the contract with respect to reimbursement for ambulatory surgery services. Although the exact amount of the dispute has not been determined, Aurora claims it exceeds $8 million. We continue to dispute the claim and plan to defend against this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003. From December 13, 2001 until October 15, 2003 our common stock was traded and quoted on the Nasdaq National Market under the symbol “CNTE”. All share and per share information presented below has been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend paid December 17, 2004 to stockholders of record on November 24, 2004 and a three-for-two stock split effected in the form of a 50% stock dividend paid July 11, 2003 to stockholders of record on June 20, 2003.

	2004 Stock Price		2003 Stock Price
	High	Low	High	Low
First Quarter	$16.48	$13.05	$11.62	$7.45
Second Quarter	19.55	14.68	13.22	9.39
Third Quarter	22.10	17.65	15.80	12.28
Fourth Quarter	30.10	20.43	17.85	13.49

As of January 31, 2005 there were 29 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Equity Compensation Plan Information.” This portion of our Proxy Statement is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The data for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements not included in this filing.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share data)
Statement of Earnings Data:
Revenues:
Premiums	$991,673	$759,763	$461,030	$326,184	$216,414
Services	9,267	9,967	457	385	4,936

Total revenues	1,000,940	769,730	461,487	326,569	221,350

Expenses:
Medical costs	800,476	626,192	379,468	270,151	182,495
Cost of services	8,065	8,323	341	329	135
General and administrative expenses	127,863	88,288	50,072	37,617	32,200

Total operating expenses	936,404	722,803	429,881	308,097	214,830

Earnings from operations	64,536	46,927	31,606	18,472	6,520
Other income (expense):
Investment and other income	6,431	5,160	9,575	3,916	1,784
Interest expense	(680)	(194)	(45)	(362)	(611)
Equity in losses from joint ventures	—	—	—	—	(508)

Earnings before income taxes	70,287	51,893	41,136	22,026	7,185
Income tax expense (benefit)	25,975	19,504	15,631	9,131	(543)
Minority interest	—	881	116	—	—

Net earnings	44,312	33,270	25,621	12,895	7,728
Accretion of redeemable preferred stock	—	—	—	(467)	(492)

Net earnings attributable to common stockholders	$44,312	$33,270	$25,621	$12,428	$7,236

Net earnings per common share:
Basic	$1.09	$0.93	$0.82	$2.99	$2.68
Diluted	$1.02	$0.87	$0.73	$0.54	$0.38
Weighted average common shares outstanding:
Basic	40,820,909	35,704,426	31,432,080	4,156,198	2,704,578
Diluted	43,616,445	38,422,152	34,932,232	24,058,492	20,458,786

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$84,105	$64,346	$59,656	$88,867	$19,023
Investments	211,070	199,971	89,237	22,288	21,859
Total assets	527,934	362,692	210,327	131,366	66,017
Medical claims liabilities	165,980	106,569	91,181	59,565	45,805
Debt	47,459	8,195	—	—	4,000
Redeemable convertible preferred stock	—	—	—	—	18,878
Total stockholders’ equity (deficit)	271,312	220,115	102,183	64,089	(8,834)

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

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We have health plans in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin. We also provide specialty services in each of the states where we have health plans as well as free-standing programs in Arizona, California and Colorado. These specialty services include behavioral health, nurse triage and treatment compliance.

We have organized this Management’s Discussion and Analysis to address the following:

•	Recent Acquisitions;

•	Critical Accounting Policies;

•	Revenue and Expense Discussion and Key Metrics;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Regulatory Capital and Dividend Restrictions.

RECENT ACQUISITIONS

Effective December 1, 2004, we acquired FirstGuard, Inc. and FirstGuard Health Plan, Inc., or FirstGuard, for a purchase price of approximately $96.1 million. FirstGuard serves approximately 135,000 members in Kansas and Missouri. The results of operations of this entity are included in our consolidated financial statements beginning December 1, 2004. The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $8.0 million and goodwill of $86.8 million. The estimated identifiable intangible assets are being amortized over an estimated life of ten years.

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. for a purchase price of $6.9 million. We are currently serving 23,800 members in Toledo, Ohio. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The purchase price allocation resulted in identified intangible assets of $1.8 million, representing purchased contract rights, provider network and a non-compete agreement, and goodwill of $5.1 million. The contract rights, provider network and non-compete agreement are being amortized over periods ranging from five to ten years.

Effective August 1, 2003, we acquired the Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market. This transaction allows us to serve approximately 17,000 additional members in the state. The purchase price of $1.0 million was allocated to acquired contracts. The contracts are being amortized over a period of five years, the expected period of benefit.

During 2003, we acquired a 100% ownership interest in Group Practice Affiliates, LLC, a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). In September 2004, we renamed this subsidiary Cenpatico Behavioral Health, LLC, or Cenpatico. This acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. We paid an aggregate purchase price of $1.8 million for Cenpatico, assumed net liabilities of $1.9 million and recorded goodwill of $3.7 million related to the acquisition.

In March 2003, we purchased certain assets of ScriptAssist, a treatment compliance company. We are administering the purchased contracts under the ScriptAssist name. ScriptAssist uses various approaches and medical expertise to promote adherence to prescription drugs. The asset acquisition is consistent with our strategy to provide diversified medical services to the managed Medicaid population. The purchase price of $563,000 was allocated to acquired contracts. We are amortizing the contracts over five years, the expected period of benefit.

On December 1, 2002, we acquired 80% of the outstanding capital stock of University Health Plans, Inc., or UHP, from University of Medicine and Dentistry of New Jersey. In October 2003 we exercised our option to purchase the remaining 20%. UHP is a managed health plan operating in 20 counties in New Jersey. We paid an aggregate purchase price of $13.3 million for our interest in UHP. The purchase price allocation resulted in intangible assets of $3.8 million representing provider contracts and purchased contract rights, which are being amortized over 10 years, and goodwill of $5.0 million.

In June 2002, we entered into an agreement with Texas Universities Health Plan Inc. to purchase the SCHIP contracts in three Texas service areas, thereby adding approximately 24,000 members to our Texas health plan. The cash purchase price of $595,000 was recorded as purchased contract rights, which are being amortized over five years, the expected period of benefit.

With our acquisition of Cenpatico and our purchase of ScriptAssist assets, we began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of our regulated subsidiaries, including all of the functions needed to operate them. The Specialty Services segment consists of our specialty services, including our behavioral health, nurse triage and treatment compliance functions.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 3 to our annual consolidated financial statements included elsewhere herein. Our accounting policies regarding medical claims liabilities and intangible assets are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty.

Medical Claims Liabilities

Our medical claims liabilities include claims reported but not yet paid, estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. These estimates are continually reviewed each period and adjustments based on actual claim submissions and additional facts and circumstances are reflected in the period known.

Our management uses its judgment to determine the assumptions to be used in the calculation of the required estimates. In developing our estimate for IBNR, we apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital claims are estimated based on authorized days and historical per diem claim experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been adjudicated as of the reporting period to the estimate of the total ultimate incurred costs. These approaches are consistently applied to each period presented.

The completion factor, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2004 data:

Completion Factors (a):		Cost Trend Factors (b):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(3)%	$17,000	(3)%	$(4,700)
(2)%	11,200	(2)%	(3,100)
(1)%	5,600	(1)%	(1,600)
1%	(5,400)	1%	1,600
2%	(10,800)	2%	3,200
3%	(16,000)	3%	4,800

(a)	Reflects estimated potential changes in medical claims liabilities caused by changes in completion factors.
(b)	Reflects estimated potential changes in medical claims liabilities caused by changes in cost trend factors for the most recent periods.

While we believe these estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liabilities would have affected net earnings by $1.0 million for the year ended December 31, 2004. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The change in medical claims liabilities is summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, January 1	$106,569	$91,181	$59,565
Acquisitions	24,909	335	16,230
Incurred related to:
Current year	816,418	645,482	396,715
Prior years	(15,942)	(19,290)	(17,247)

Total incurred	800,476	626,192	379,468

Paid related to:
Current year	681,780	544,309	324,210
Prior years	84,194	66,830	39,872

Total paid	765,974	611,139	364,082

Balance, December 31	$165,980	$106,569	$91,181

Claims inventory, December 31	150,000	131,000	151,000

Days in claims liability (a)	66.5	59.0	71.8

(a)	Days in claims liability is a calculation of medical claims liabilities at the end of the period divided by average expense per calendar day for the fourth quarter of each year. Acquisitions in the last quarter of 2004 and 2002 contributed to an increase in our days in claims liability calculation.

Acquisitions in 2004 include reserves acquired in connection with our acquisition of FirstGuard. Acquisitions in 2003 and 2002 include reserves acquired in connection with our acquisition of UHP.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, these liabilities generally are described as having a “short-tail”, which causes less than 10% of our medical claims liabilities as of the end of any given year to be outstanding the following year. Management expects that substantially all the development of the estimate of medical claims liabilities as of December 31, 2004 will be known by the end of 2005.

Actuarial Standards of Practice generally require that medical claims liabilities estimates be adequate to cover obligations under moderately adverse conditions. Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate. In many situations, the claims amounts ultimately settled will be less than the estimate that satisfies the Actuarial Standards of Practice.

Changes in estimates of incurred claims for prior years were attributable to favorable development in all of our markets, including changes in medical utilization and cost trends. These changes in medical utilization and cost trends can be attributable to our “margin protection” programs and changes in our member demographics. For example, our membership increased 38.3% during the fourth quarter of 2002. This member growth led to changes in our medical utilization and cost trends that were subject to estimates at December 31, 2002. For all of our membership, we routinely implement new or modified policies that we refer to as our “margin protection” programs that assist with the control of medical utilization and cost trends such as emergency room policies. While we try to predict the savings from these programs, actual savings have proven to be better than anticipated, which has contributed to the favorable development of our medical claims liabilities.

Intangible Assets

We have made several acquisitions since 2002 that have resulted in our recording of intangible assets. These intangible assets primarily consist of non-compete agreements, purchased contract rights, provider contracts and goodwill. At December 31, 2004 we have outstanding $101.6 million of goodwill and $14.4 million of net other intangible assets. Non-compete agreements are amortized using the straight-line method over 60 months. Purchased contract rights are amortized using the straight-line method over periods ranging from 60 to 120 months. Provider contracts are amortized using the straight-line method over 120 months.

Our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance of the intangible asset and goodwill may be permanently impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and goodwill and the fair value of such asset determined using the estimated future discounted cash flows generated from the use and ultimate disposition of the respective acquired entity. Our management must make assumptions and estimates, such as the discount factor, future utility and other internal and external factors, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

Goodwill is reviewed at each year-end for impairment. In addition, we will perform an impairment analysis of other intangible assets based on other factors. These factors would include significant changes in membership, state funding, medical contracts and provider networks and contracts. We did not recognize any impairment losses during the three years ended December 31, 2004.

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

Revenues and Revenue Recognition

We generate revenues in our Medicaid Managed Care segment primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments are immaterial in relation to total revenue recorded and are reflected in the period known, typically within two months.

Our Specialty Services companies generate revenues from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans and others. It also receives fees for the direct provision of care and certain school programs in Arizona. Our treatment compliance program receives fee income from the manufacturers of pharmaceuticals. Our nurse triage line receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

Premiums collected in advance are recorded as unearned revenue. Premiums due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management’s judgment on the collectibility of these accounts. As we generally receive premiums during the month in which services are provided, the allowance is typically not significant in comparison to total premium revenue and does not have a material impact on the presentation of our financial condition or results of operations.

The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment. We have increased our membership through internal growth and acquisitions. From December 31, 2002 to December 31, 2004, we increased our membership by 88.6%. The following table sets forth our membership by state:

	December 31,
	2004	2003	2002
Indiana	150,600	119,400	105,700
Kansas	94,200	—	—
Missouri	41,200	—	—
New Jersey	52,800	54,000	52,900
Ohio	23,800	—	—
Texas	244,300	158,400	118,000
Wisconsin	165,800	157,800	133,000

Total	772,700	489,600	409,600

The following table sets forth our membership by line of business:

	December 31,
	2004	2003	2002
Medicaid	580,200	411,800	336,100
SCHIP	182,100	68,400	65,900
SSI	10,400	9,400	7,600

Total	772,700	489,600	409,600

In 2004, we entered the Kansas and Missouri markets through our acquisition of FirstGuard and the Ohio market with our acquisition of the Medicaid-related assets of Family Health Plan, Inc. We increased our Texas membership by approximately 87,500 members from the EPO contract award effective September 1, 2004. Our membership increased in Indiana and Wisconsin from additions to our provider network, increases in counties served and growth in the overall number of Medicaid beneficiaries.

In 2003, our membership increased by 17,000 members in Texas due to the purchase of contract rights from HMO Blue Texas. Our membership increased in all our markets from additions to our provider network, increases in counties served and growth in the overall number of Medicaid beneficiaries.

In 2002, our membership increased by 24,000 members in Texas due to the purchase of SCHIP contract rights from Texas Universities Health Plan. In addition, two smaller plans exited the Austin, Texas market. As a result, our Texas plan increased its membership by 28,000 members. This increase includes approximately 12,000 members that we managed for the state of Texas on an interim basis. We entered the New Jersey market through our acquisition of UHP. Membership increases in our Wisconsin and Indiana markets resulted from additions to our provider network and growth in the overall number of Medicaid beneficiaries.

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

	Year Ended December 31,
	2004	2003	2002
Medicaid and SCHIP	80.4%	81.7%	82.2%
SSI	93.8	102.5	100.7
Total	80.7	82.4	82.3

Our Medicaid and SCHIP ratio decreased in 2004 from 2003 due primarily to initiatives to reduce inappropriate emergency room usage and to establish preferred drug lists such as generics. The addition of the SSI members resulting from our acquisition in New Jersey in December 2002 caused our total health benefits ratio to increase slightly in 2003. The health benefits ratio for SSI is affected by a low membership base and is subject to greater volatility as a percentage of premiums (although relatively immaterial in total dollars to total medical costs).

Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to facilities and equipment used to provide services.

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

	Year Ended December 31,
	2004	2003	2002
Medicaid Managed Care	10.7%	10.3%	10.9%
Specialty Services	52.3	38.2	—
Total	12.8	11.5	10.9

The increase in the Medicaid Managed Care general and administrative expenses ratio in 2004 reflects the impact of premium taxes enacted in September 2003 in Texas and July 2004 in New Jersey. These taxes totaled $5.5 million in 2004 and $1.4 in 2003 and had the effect of increasing our general and administrative expenses ratio by 0.5% in 2004 and 0.2% in 2003. Additionally, the 2004 results include 1) start-up costs associated with the Texas EPO contract, our claims processing facility in Montana and FirstGuard, 2) severance costs related to job eliminations, and 3) higher compensation costs related to our performance bonus plans.

The Specialty Services ratio may vary depending on the various contracts and nature of the services provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. The 2004 results were affected by expenses associated with transitioning certain activities within Specialty Services, including closing costs of our clinic facilities in Texas and California as Cenpatico fully transitions to a third-party service model for behavioral health services, due diligence costs related to a potential transaction we decided not to pursue, and costs related to investing in new business opportunities.

Other Income (Expense)

Other income (expense) consists principally of investment and other income and interest expense.

•	Investment income is derived from our cash, cash equivalents and investments. Information about our investments is included below under “Liquidity and Capital Resources.”

•	Interest expense reflects interest on the borrowings under our credit facility, fees in conjunction with our credit facility and mortgage interest.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Summarized comparative financial data for 2004 and 2003 are as follows ($ in millions):

	2004	2003	% Change 2003-2004
Premium revenue	$991.7	$759.7	30.5%
Services revenue	9.2	10.0	(7.0)%

Total revenues	1,000.9	769.7	30.0%
Medical costs	800.5	626.2	27.8%
Cost of services	8.1	8.3	(3.1)%
General and administrative expenses	127.8	88.3	44.8%

Earnings from operations	64.5	46.9	37.5%
Investment and other income, net	5.8	5.0	15.8%

Earnings before income taxes	70.3	51.9	35.4%
Income tax expense	26.0	19.5	33.2%
Minority interest	—	.9	—

Net earnings	$44.3	$33.3	33.2%

Diluted earnings per common share	$1.02	$0.87	17.2%

Revenues

Total revenues for the year ended December 31, 2004 increased 30.0% from the comparable period in 2003. This increase was due to organic growth in our existing markets; the addition of EPO members in Texas, effective September 1, 2004; the acquisition of the Medicaid related assets of Family Health Plan, effective January 1, 2004; and the acquisition of FirstGuard, effective December 1, 2004. Additionally, we received premium rate increases ranging from 2.3% to 5.3%, or 4.4% on a composite basis across our markets.

Operating Expenses

Medical costs increased 27.8% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 80.7% from 82.4% primarily due to continued improvements in our initiatives to reduce emergency room usage and to establish preferred drug lists throughout all our markets.

General and administrative expenses increased 44.8% primarily due to expenses for additional staff to support our membership growth, expansion into the Specialty Services segment, the effect of a premium tax in two states and start-up costs related to our acquisition of FirstGuard, the EPO contract and our claims processing facility in Montana.

Other Income

Investment and other income increased 15.8% as a result of higher average investment balances and an increase in market interest rates partially offset by higher interest expense from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2004 was 37.0%, compared to 37.6% in 2003. The decrease was primarily due to a lower effective state tax rate.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2004 primarily resulting from the follow-on offering of 6,900,000 common shares sold in August 2003.

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

Revenues

Premiums for the year ended December 31, 2003 increased 64.8% from the comparable period in 2002. This increase was due to organic growth in our existing markets, changes in our member mix by product category, the purchase of the Texas contracts and the addition of our New Jersey membership through our acquisition of UHP, effective December 1, 2002. In addition, we received premium rate increases ranging from 1.0% to 7.5%, or 4.6% on a composite basis across our markets.

Services revenues increased due to an increase in our non-risk SSI membership in our Texas market and the addition of services revenues of Cenpatico beginning March 1, 2003.

Operating Expenses

Medical costs increased 65.0% due to the growth in our membership as discussed above. Our Medicaid and SCHIP health benefits ratio decreased to 81.7% from 82.2% due in part to our initiatives to reduce emergency room usage and to establish preferred drug lists.

Cost of services increased due to the inclusion of direct costs related to the services revenues of Cenpatico beginning March 1, 2003.

General and administrative expenses increased 76.3% primarily due to expenses for additional staff to support our membership growth and expansion into the Specialty Services segment. Additionally, general and administrative expenses increased as a result of the institution of a premium tax, tax planning costs incurred during the year and Ohio start-up costs.

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

Earnings Per Share and Shares Outstanding

Our earnings per share calculations reflect an increase in the weighted average shares outstanding in 2003 primarily resulting from the follow-on offering of 6,900,000 common shares sold in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $99.4 million in 2004, $56.0 million in 2003 and $39.7 million in 2002. The increases were due primarily to continued profitability, increases in membership and increases in medical claims liabilities.

Our investing activities used cash of $122.5 million in 2004, $140.7 million in 2003 and $79.7 million in 2002. During 2004, our investing activities primarily consisted of the acquisition of FirstGuard. In 2003 and 2002, the largest component of investing activities related to increases in our investment portfolio as a result of our stock offerings in those years. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2004, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.8 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

Our financing activities provided cash of $42.8 million in 2004, $89.4 million in 2003 and $10.8 million in 2002. During 2004, our financing activities primarily consisted of borrowings under our credit facility. These borrowings were used primarily for our investing activities in conjunction with the acquisition of FirstGuard. During 2003, our financing cash flows primarily consisted of the proceeds from the issuance of common stock through our public offering completed in August 2003. During 2002, financing cash flows primarily consisted of the issuance of common stock through our offering completed in June 2002.

We spent $14.7 million and $6.6 million in 2004 and 2003, respectively, on capital assets consisting primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. In 2002, we purchased $3.9 million of furniture, equipment and leasehold improvements. We anticipate spending $16.8 million on additional capital expenditures in 2005 related to office and market expansions and system upgrades.

During 2004, we purchased the property adjacent to our corporate headquarters in St. Louis, Missouri for an aggregate purchase price of $10.3 million. This property will be used for the future expansion of our corporate offices. We financed a portion of the purchase price through a $5.5 million non-recourse mortgage loan arrangement. In July 2003, we purchased the building in which our corporate headquarters is located for an aggregate purchase price of $12.6 million. We financed a portion of the purchase price through an $8.0 million non-recourse mortgage loan arrangement. During 2004, we renewed this mortgage at the original principal amount of $8.0 million. The mortgage agreements bear interest at the prevailing prime rate less .25%. At December 31, 2004, our mortgages bore interest at 5.0%.

At December 31, 2004, we had working capital, defined as current assets less current liabilities, of $22.1 million as compared to $(18.5) million at December 31, 2003. Our working capital is sometimes negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are also designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund working capital as needed.

Cash, cash equivalents and short-term investments were $178.4 million at December 31, 2004 and $79.5 million at December 31, 2003. Long-term investments were $139.0 million at December 31, 2004 and $205.2 million at December 31, 2003, including restricted deposits of $22.2 million and $20.4 million, respectively. Cash and investments held by our unregulated entities totaled $46.0 million and $126.7 million at December 31, 2004 and 2003, respectively.

In September 2004, we executed a five-year $100 million Revolving Credit Agreement with various financial institutions and LaSalle Bank National Association as administrative agent and arranger. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement is secured by the common stock and membership interests of our subsidiaries. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2009 or on an earlier date in the instance of a default as defined in the agreement. In conjunction with this agreement, we cancelled our prior existing $50 million credit facility. As of December 31, 2004, we had $34 million outstanding under the agreement and were in compliance with all covenants.

In January 2005, we executed a definitive agreement, subject to regulatory approvals, to acquire the Medicaid-related assets of SummaCare, Inc. for approximately $31 million plus transaction costs. The purchase price will consist of approximately $22 million in cash and $9 million in common stock. The acquisition is expected to close in the second quarter of 2005.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations, the planned acquisition of SummaCare, Inc. and capital expenditures for at least 12 months from the date of this filing.

Our principal contractual obligations at December 31, 2004 consisted of medical claims liabilities, borrowings from our credit facility and mortgages, operating leases and purchase obligations. The purchase obligations consist primarily of software purchase and maintenance contracts in addition to development agreements pertaining to our Montana claims facility and the future expansion of our corporate headquarters. The contractual obligations over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liabilities	$165,980	$165,980	$—	$—	$—
Debt	47,459	486	972	34,972	11,029
Operating leases	33,521	6,766	11,244	7,898	7,613
Purchase obligations	9,049	2,805	3,919	75	2,250

Total	$256,009	$176,037	$16,135	$42,945	$20,892

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2004, our regulated subsidiaries had aggregate statutory capital and surplus of $123.6 million, compared with the required minimum aggregate statutory capital and surplus requirements of $65.1 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2004, our Indiana, Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements enacted in these states. If adopted by Kansas, Missouri or New Jersey, risk-based capital requirements may increase the minimum capital required for these subsidiaries. We continue to monitor the requirements in Kansas, Missouri and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows. Acquisitions in new states or new markets in existing states may require additional capital funding for our regulated subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, SFAS No. 123 (revised 2004), “Share Based Payment,” was issued. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is required to be adopted by July 1, 2005. The effect of expensing stock options in accordance with the original SFAS No. 123 is presented in Note 3 of our Notes to Consolidated Financial Statements under the heading Stock Based Compensation included elsewhere in this Form 10-K. After the adoption of SFAS No. 123 (revised 2004) the level of stock compensation expense may differ depending on the fair value method and assumptions utilized.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” was issued. The primary objectives of this interpretation, as amended, are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. We have completed an analysis of this Interpretation and have determined that we do not have any VIEs.

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

Actual results may differ from projections or estimates due to a variety of important factors. Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in healthcare practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payers, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation or suspension of our Medicaid managed care contracts by the state governments would also negatively affect us. Due to these factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

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

Risks Related to Being a Regulated Entity

Reduction in Medicaid, SCHIP and SSI Funding Could Substantially Reduce Our Profitability.

Most of our revenues come from Medicaid, SCHIP and SSI premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, SCHIP and SSI funding and premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. For example, in August 2004, the Centers for Medicare & Medicaid Services, or CMS, proposed a rule requiring states to estimate improper payments made under their Medicaid and SCHIP programs, report such overpayments to Congress, and, if necessary, take actions to reduce erroneous payments. In February 2005, the Bush administration called for changes in Medicaid that would cut payments for prescription drugs and give states new power to reduce or reconfigure benefits. Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. Over the past two years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility. We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between June 30, 2005 and August 31, 2007. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

For example, Congress has considered various forms of patient protection legislation commonly known as the Patients’ Bill of Rights and the legislation is frequently proposed in Congress. We cannot predict the impact of this legislation, if adopted, on our business.

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

We Will Incur Significant Increased Costs As a Result of Compliance With New Government Regulations And Our Management Will Be Required to Devote Substantial Time To Compliance.

On February 20, 2003 HHS published the final HIPAA health data security regulations. Compliance with the security regulations is required by April 21, 2005. These regulations will require covered entities to implement administrative, physical and technical safeguards to protect electronic health information maintained or transmitted by the organization.

The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with the relatively new regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with the new security regulations. In order to comply with the regulatory requirements, we will be required to employ additional or different programs and systems. Further, compliance with these regulations could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

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

If a State Fails to Renew its Federal Waiver Application for Mandated Medicaid Enrollment into Managed Care or Such Application is Denied, Our Membership in That State Will Likely Decrease.

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

Changes in Federal Funding Mechanisms May Reduce Our Profitability.

The Bush Administration has proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive, instead of federal matching funds, combined Medicaid-SCHIP “allotments” for acute and long-term healthcare for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted, or if so, how it may change from a similar proposal initiated by the Bush Administration in February 2003. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

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

In February 2005, the Bush Administration called for changes in Medicaid that would cut payments for prescription drugs and give states new power to reduce or reconfigure benefits. Any reduction or reconfiguration of state funding could adversely affect our growth, operations and financial performance.

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

If State Regulatory Agencies Require a Statutory Capital Level Higher than the State Regulations, We May Be Required to Make Additional Capital Contributions.

Our operations are conducted through our wholly owned subsidiaries, which include HMOs and managed care organizations, or MCOs. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual HMO’s to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

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

Failure to Effectively Manage Our Medical Costs or Related Administrative Costs Would Reduce Our Profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Historically, our health benefits ratio has fluctuated. For example, over the last six years, our health benefits ratio has ranged from 80.7% to 88.9%. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. We may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

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

Operations in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

Changes in Stock Option Accounting Rules May Have a Significant Adverse Affect on Our Operating Results.

We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have previously elected to apply APB 25 and accordingly we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. This statement is effective for public companies for interim or annual periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this Statement will have on our financial position and results of operations. We believe, however, that our adoption of this standard will adversely affect our operating results in future periods.

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

We Rely on the Accuracy of Eligibility Lists Provided by State Governments. Inaccuracies in Those Lists Would Negatively Affect Our Results of Operations.

Premium payments to us are based upon eligibility lists produced by state governments. From time-to-time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we had made related payments to providers and were unable to recoup such payments from the providers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2004, we had short-term investments of $94.3 million and long-term investments of $139.0 million, including restricted deposits of $22.2 million. The short-term investments consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Restricted deposits are classified as long-term regardless of the contractual maturity date due to the nature of the states’ requirements. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2004, the fair value of our fixed income investments would decrease by approximately $4.1 million. Declines in interest rates over time will reduce our investment income.

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

COMPLIANCE COSTS

Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued recently. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the regulations that are ultimately adopted. Implementation of additional systems and programs may be required. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth on the pages indicated in Item 15.

QUARTERLY SELECTED FINANCIAL INFORMATION

(In thousands, except share data and membership data)

(Unaudited)

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$225,525	$233,608	$253,743	$288,064
Earnings from operations	14,684	15,937	16,471	17,444
Earnings before income taxes	16,104	17,172	18,028	18,983
Net earnings	$10,138	$10,813	$11,351	$12,010
Per share data:
Basic earnings per common share	$0.25	$0.27	$0.28	$0.29
Diluted earnings per common share	$0.24	$0.25	$0.26	$0.27
Period end membership	522,400	533,300	641,600	772,700

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenues	$177,434	$186,232	$198,753	$207,311
Earnings from operations	10,147	10,336	12,640	13,804
Earnings before income taxes	11,094	11,589	13,814	15,396
Net earnings	$7,161	$7,708	$8,704	$9,697
Per share data:
Basic earnings per common share	$0.22	$0.23	$0.24	$0.24
Diluted earnings per common share	$0.20	$0.22	$0.22	$0.23
Period end membership	419,300	438,700	467,100	489,600

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management has excluded the FirstGuard subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination effective December 1, 2004. The FirstGuard subsidiaries are wholly owned subsidiaries whose total assets and total revenues represent 29% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

The following table sets forth information regarding our executive officers, including their ages at January 31, 2005:

Name	Age	Position
Michael F. Neidorff	62	Chairman, President and Chief Executive Officer
Joseph P. Drozda, Jr., M.D.	59	Executive Vice President, Operations
James D. Donovan, Jr.	54	Senior Vice President, New Products and New Markets
Marie J. Glancy	46	Senior Vice President, Government Relations
Carol E. Goldman	47	Senior Vice President, Chief Administration Officer
Cary D. Hobbs	37	Senior Vice President, Strategy and Business Implementation
William N. Scheffel	51	Senior Vice President and Controller
Brian G. Spanel	49	Senior Vice President and Chief Information Officer
Lisa M. Wilson	40	Senior Vice President, Investor Relations
Karey L. Witty	40	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Michael F. Neidorff has served as our President, Chief Executive Officer and Chairman of our board of directors since May 2004. From May 1996 to May 2004 Mr. Neidorff served as President, Chief Executive Officer and as a member of our board of directors. From May 1996 to November 2001, Mr. Neidorff also served as our Treasurer. From 1995 to 1996, Mr. Neidorff served as a Regional Vice President of Coventry Corporation, a publicly traded managed care organization, and as the President and Chief Executive Officer of one of its subsidiaries, Group Health Plan, Inc. From 1985 to 1995, Mr. Neidorff served as the President and Chief Executive Officer of Physicians Health Plan of Greater St. Louis, a subsidiary of United Healthcare Corp., a publicly traded managed care organization now known as UnitedHealth Group Incorporated.

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

James D. Donovan, Jr., MPH has served as our Senior Vice President, New Products and New Markets since September 2004. From September 1995 to March 2004, Mr. Donovan served as Chief Executive Officer of Amerigroup Texas, Inc., a subsidiary of Amerigroup Corporation. From 1973 to August 1995, Mr. Donovan served in a variety of roles for Kaiser Permanente Medical Care Program, a not-for-profit managed care organization.

Marie J. Glancy has served as our Senior Vice President, Government Relations since January 2005 and as our Vice President, Government Relations from July 2003 to December 2004. From 1996 to July 2003, Ms. Glancy served as a public policy executive for Deere and Company.

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

William N. Scheffel has served as our Senior Vice President and Controller since December 2003. From July 2002 to October 2003, Mr. Scheffel was a partner with Ernst & Young LLP. From 1975 to July 2002, Mr. Scheffel was with Arthur Andersen LLP. Mr. Scheffel is a Certified Public Accountant.

Brian G. Spanel has served as our Senior Vice President and Chief Information Officer since December 1996. From 1988 to 1996, Mr. Spanel served as President of GBS Consultants, a healthcare consulting and help desk software developer. From 1987 to 1988, Mr. Spanel was Director of Information Services for CompCare, a managed care organization.

Lisa M. Wilson has served as our Senior Vice President, Investor Relations since January 2005 and as our Vice President, Investor Relations from March 2004 to December 2004. Ms. Wilson has worked as a consultant for Centene since our initial public offering in 2001. From 1995 to March 2004, Ms. Wilson served as the founder and President of In-Site Communications, an investor relations firm in New York, New York.

Karey L. Witty has served as our Senior Vice President and Chief Financial Officer since August 2000, as our Secretary since February 2000 and as our Treasurer since November 2001. From March 1999 to August 2000, Mr. Witty served as our Vice President of Health Plan Accounting. From 1996 to March 1999, Mr. Witty was Controller of Heritage Health Systems, Inc., a healthcare company in Nashville, Tennessee. Mr. Witty is a Certified Public Accountant.

Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference. Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Information about Corporate Governance.” Information concerning our code of ethics will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Information About Executive Compensation.” This portion of the Proxy Statement is incorporated herein by reference. The sections entitled “Compensation Committee Report” and “Stock Performance Graph” in our 2005 Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2005 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Centene Corporation:

We have completed an integrated audit of Centene Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Centene Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the FirstGuard subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. We have also excluded the FirstGuard subsidiaries from our audit of internal control over financial reporting. The FirstGuard subsidiaries are wholly-owned subsidiaries whose total assets and total revenues represent 29% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 24, 2005

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$84,105	$64,346
Premium and related receivables, net of allowances of $462 and $607, respectively	31,475	20,308
Short-term investments, at fair value (amortized cost $94,442 and $15,192, respectively)	94,283	15,160
Other current assets	14,429	10,487

Total current assets	224,292	110,301
Long-term investments, at fair value (amortized cost $117,177 and $183,749, respectively)	116,787	184,811
Restricted deposits, at fair value (amortized cost $22,295 and $20,201, respectively)	22,187	20,364
Property, software and equipment	43,248	23,106
Goodwill	101,631	13,066
Other intangible assets	14,439	6,294
Other assets	5,350	4,750

Total assets	$527,934	$362,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$165,980	$106,569
Accounts payable and accrued expenses	31,737	17,965
Unearned revenue	3,956	3,673
Current portion of long-term debt and notes payable	486	579

Total current liabilities	202,159	128,786
Long-term debt	46,973	7,616
Other liabilities	7,490	6,175

Total liabilities	256,622	142,577
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 41,316,122 and 40,263,848 shares, respectively	41	40
Additional paid-in capital	165,391	157,360
Accumulated other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(407)	740
Retained earnings	106,287	61,975

Total stockholders’ equity	271,312	220,115

Total liabilities and stockholders’ equity	$527,934	$362,692

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Premiums	$991,673	$759,763	$461,030
Services	9,267	9,967	457

Total revenues	1,000,940	769,730	461,487

Expenses:
Medical costs	800,476	626,192	379,468
Cost of services	8,065	8,323	341
General and administrative expenses	127,863	88,288	50,072

Total operating expenses	936,404	722,803	429,881

Earnings from operations	64,536	46,927	31,606
Other income (expense):
Investment and other income	6,431	5,160	9,575
Interest expense	(680)	(194)	(45)

Earnings before income taxes	70,287	51,893	41,136
Income tax expense	25,975	19,504	15,631
Minority interest	—	881	116

Net earnings	$44,312	$33,270	$25,621

Earnings per share:
Basic earnings per common share	$1.09	$0.93	$0.82
Diluted earnings per common share	$1.02	$0.87	$0.73
Weighted average number of shares outstanding:
Basic	40,820,909	35,704,426	31,432,080
Diluted	43,616,445	38,422,152	34,932,232

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Unrealized Gain (Loss) on Investments	Retained Earnings	Total
Balance, December 31, 2001	30,255,336	$30	$60,837	$135	$3,087	$64,089
Net earnings	—	—	—	—	25,621	25,621
Change in unrealized investment gains, net of $559 tax	—	—	—	952	—	952

Comprehensive earnings						26,573
Common stock issued for stock options and employee stock purchase plan	820,476	1	490	—	—	491
Proceeds from stock offering	1,411,486	1	10,317	—	—	10,318
Stock compensation expense	—	—	270	—	—	270
Tax benefits related to stock options	—	—	442	—	—	442

Balance, December 31, 2002	32,487,298	$32	$72,356	$1,087	$28,708	$102,183
Net earnings	—	—	—	—	33,270	33,270
Change in unrealized investment gains, net of $(186) tax	—	—	—	(347)	—	(347)

Comprehensive earnings						32,923
Common stock issued for stock options and employee stock purchase plan	876,550	1	1,144	—	—	1,145
Proceeds from stock offering	6,900,000	7	81,306	—	—	81,313
Stock compensation expense	—	—	188	—	—	188
Tax benefits related to stock options	—	—	2,366	—	—	2,366
Cash paid for fractional share impact of stock split	—	—	—	—	(3)	(3)

Balance, December 31, 2003	40,263,848	$40	$157,360	$740	$61,975	$220,115
Net earnings	—	—	—	—	44,312	44,312
Change in unrealized investment gains, net of $(703) tax	—	—	—	(1,147)	—	(1,147)

Comprehensive earnings						43,165
Common stock issued for stock options and employee stock purchase plan	1,052,274	1	4,065	—	—	4,066
Stock compensation expense	—	—	650	—	—	650
Tax benefits related to stock options	—	—	3,316	—	—	3,316

Balance, December 31, 2004	41,316,122	$41	$165,391	$(407)	$106,287	$271,312

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$44,312	$33,270	$25,621
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	10,014	6,448	2,565
Tax benefits related to stock options	3,316	2,366	442
Stock compensation expense	650	188	270
Minority interest	—	(881)	(116)
Gain on sale of investments	(138)	(1,646)	(649)
Tax benefits of pre-acquisition net operating losses	3,295	—	—
Changes in assets and liabilities—
Premium and related receivables	(425)	(2,364)	(2,449)
Other current assets	(786)	(3,180)	(1,463)
Deferred income taxes	(1,638)	772	(574)
Other assets	(728)	223	857
Medical claims liabilities	34,501	15,053	15,386
Unearned revenue	283	3,673	(827)
Accounts payable and accrued expenses	6,483	1,531	1,468
Other operating activities	266	546	(872)

Net cash provided by operating activities	99,405	55,999	39,659

Cash flows from investing activities:
Purchase of property, software and equipment	(25,009)	(19,162)	(3,918)
Purchase of investments	(254,358)	(435,282)	(192,371)
Sales and maturities of investments	243,623	319,564	127,706
Acquisitions, net of cash acquired	(86,739)	(5,861)	(11,096)

Net cash used in investing activities	(122,483)	(140,741)	(79,679)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	81,313	10,318
Proceeds from exercise of stock options	4,066	1,145	491
Proceeds from borrowings	45,860	8,581	—
Reduction of long-term debt and notes payable	(6,596)	(386)	—
Other financing activities	(493)	(1,221)	—

Net cash provided by financing activities	42,837	89,432	10,809

Net increase (decrease) in cash and cash equivalents	19,759	4,690	(29,211)

Cash and cash equivalents, beginning of period	64,346	59,656	88,867

Cash and cash equivalents, end of period	$84,105	$64,346	$59,656

Interest paid	$494	$176	$28
Income taxes paid	$20,518	$19,935	$16,433

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates under its own state licenses in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin, and contracts with other managed care organizations to provide risk and non-risk management services. Centene’s Specialty Services segment contracts with Centene owned companies, as well as other healthcare organizations, to provide specialty services including behavioral health, nurse triage and treatment compliance.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, repurchase agreements and bank savings accounts.

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

Property, Software and Equipment

Property, software and equipment is stated at cost less accumulated depreciation. Capitalized software consists of certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation is calculated principally by the straight-line method over estimated useful lives ranging from 40 years for buildings, three to five years for software and computer equipment and five to seven years for furniture and equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease ranging between one and ten years.

Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist of non-compete agreements, purchased contract rights, provider contracts and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from 60 to 120 months. Provider contracts are amortized using the straight-line method over 120 months.

Goodwill is reviewed at each year-end for impairment. In addition, the Company will perform an impairment analysis of other intangible assets based on other factors. Such factors would include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts. An impairment loss is recognized if the carrying value of goodwill exceeds the implied fair value. The Company did not recognize any impairment losses for the periods presented.

Medical Claims Liabilities

Medical services costs include claims paid, claims adjudicated but not yet paid, estimates for claims received but not yet adjudicated, estimates for claims incurred but not yet received and estimates for the costs necessary to process unpaid claims.

The estimates of medical claims liabilities are developed using standard actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known. Management did not change actuarial methods during the years presented. Management believes the amount of medical claims payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of December 31, 2004; however, actual claim payments may differ from established estimates.

Revenue Recognition

The majority of the Company’s Medicaid Managed Care premium revenue is received monthly based on fixed rates per member as determined by state contracts. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenue is recognized as earned over the covered period of services. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this membership and eligibility data. These adjustments are immaterial in relation to total revenue recorded and are reflected in the period known. Premiums collected in advance are recorded as unearned revenue.

The Specialty Services segment generates revenue from capitation payments to our behavioral health company from our health plans and others. It also receives fees for the direct provision of care and school programs in Arizona. The Company’s treatment compliance program receives fee income from the manufacturers of pharmaceuticals. The Company’s nurse line product receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

Revenues due to the Company are recorded as premium and related receivables and recorded net of an allowance for uncollectible accounts based on historical trends and management’s judgment on the collectibility of these accounts.

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The contracts, which expire on various dates between June 30, 2005 and August 31, 2007 are expected to be renewed. Contracts with the states of Indiana, New Jersey, Texas and Wisconsin each accounted for over 10% of the Company’s revenues for the year ended December 31, 2004.

Reinsurance

Centene’s Medicaid Managed Care subsidiaries have purchased reinsurance from third parties to cover eligible healthcare services. The current reinsurance agreements generally cover 90% of inpatient healthcare expenses in excess of annual deductibles of $75 to $200 per member, up to a lifetime maximum of $2,000. The subsidiaries are responsible for inpatient charges in excess of an average daily per diem.

Reinsurance recoveries were $3,730, $5,345 and $1,542 in 2004, 2003 and 2002, respectively. Reinsurance expenses were approximately $6,724, $6,185 and $3,981 in 2004, 2003 and 2002, respectively. Reinsurance recoveries, net of expenses, are included in medical costs.

Other Income (Expense)

Other income (expense) consists principally of investment income and interest expense. Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments. For the year ended December 31, 2002, investment income included a $5,100 one-time dividend from a captive insurance company in which the Company maintained an investment.

Interest expense consists of borrowings under our credit facility, mortgage interest and credit facility fees.

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

Stock Based Compensation

The Company accounts for stock based compensation plans in accordance with the intrinsic value based method of Accounting Principles Board Opinion No. 25. Compensation cost related to stock options issued to employees is calculated on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally five years for stock options and five to ten years for restricted stock unit awards. The Company recognized $650, $188 and $270 during the years ended December 31, 2004, 2003 and 2002, respectively, for stock based compensation expense. Had compensation cost for the plans been determined based on the fair value method at the grant dates as specified in SFAS No. 123, the Company’s net earnings would have been reduced to the following pro forma amounts:

	2004	2003	2002
Net earnings	$44,312	$33,270	$25,621
Pro-forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	3,490	2,261	1,556

Pro forma net earnings	$40,822	$31,009	$24,065

Basic earnings per common share:
As reported	$1.09	$0.93	$0.82
Pro forma	1.00	0.87	0.77
Diluted earnings per common share:
As reported	$1.02	$0.87	$0.73
Pro forma	0.94	0.81	0.69

Additional information regarding the stock option plans is included in Note 14.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In December 2004, SFAS No. 123 (revised 2004), “Share Based Payment,” was issued. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is required to be adopted by the Company by July 1, 2005. The effect of expensing stock options in accordance with the original SFAS No. 123 is presented above under the heading Stock Based Compensation. After the adoption of SFAS No. 123 (revised 2004) the level of stock compensation expense may differ depending on the fair value method and assumptions utilized.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” was issued. The primary objectives of this interpretation, as amended, are to provide guidance on the identification and consolidation of variable interest entities (VIEs) which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of this Interpretation and has determined that it does not have any VIEs.

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

4. Acquisitions

SummaCare

In January 2005, the Company announced a definitive agreement to acquire the Medicaid-related assets in Ohio of SummaCare, Inc. The purchase price of approximately $31,000 plus transaction costs will be allocated to the assets acquired and liabilities assumed according to estimated fair values. This transaction is anticipated to close in the second quarter of 2005 subject to regulatory approvals.

FirstGuard

The Company purchased FirstGuard Inc. and FirstGuard Health Plan, Inc. from Swope Community Enterprises (Swope) effective December 1, 2004. FirstGuard Inc.’s subsidiary, FirstGuard Health Plan Kansas, serves approximately 94,000 Medicaid and SCHIP members throughout the state of Kansas and FirstGuard Health Plan, Inc. serves approximately 41,000 Medicaid members in Missouri (collectively, FirstGuard). Prior to our acquisition of FirstGuard, FirstGuard, Inc. acquired the 20% interest in FirstGuard Health Plan Kansas, Inc. held by a third-party. Swope has indemnified Centene with respect to any claims arising out of the purchase of the 20% interest. Centene paid approximately $96,133 in cash and transaction costs. In accordance with terms in the agreement, the purchase price may be adjusted on certain conditions up to sixteen months after the acquisition date. The results of operations for FirstGuard are included in the consolidated financial statements since December 1, 2004.

The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $91,756. We have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets of $8,000 and associated deferred tax liabilities of $3,040 and goodwill of approximately $86,796. The identifiable intangible assets have an estimated useful life of 10 years. The acquired goodwill is not deductible for income tax purposes. Our preliminary estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date, which is subject to further refinement, is as follows:

Cash, cash equivalents and investments	$51,004
Premium and related receivables and other current assets	13,511
Property, software and equipment	292
Medical claims liabilities	(24,909)
Accounts payable and accrued expenses	(7,235)
Due to seller	(28,286)

Net tangible assets acquired	$4,377

The following unaudited pro forma information presents the results of operations of Centene and subsidiaries as if the FirstGuard acquisition described above had occurred at the beginning of each period presented. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2004	2003
Revenue	$1,222,396	$1,003,107
Net earnings	51,466	46,409
Diluted earnings per common share	$1.18	$1.21

Family Health Plan

Effective January 1, 2004, the Company commenced operations in Ohio through the acquisition from Family Health Plan, Inc. of certain Medicaid-related assets for a purchase price of approximately $6,864. The cost to acquire the Medicaid-related assets has been allocated to the assets acquired and liabilities assumed according to estimated fair values.

The purchase price allocation resulted in identified intangible assets of $1,800, representing purchased contract rights, provider network and a non-compete agreement. The intangibles are being amortized over periods ranging from five to ten years. In addition, goodwill approximated $5,064 which is deductible for tax purposes.

HMO Blue Texas

Effective August 1, 2003, the Company acquired certain Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market for $1,045. The purchase price was allocated to acquired contracts, which are being amortized on a straight-line basis over a period of five years, the expected period of benefit.

Cenpatico Behavioral Health

During 2003, the Company acquired a 100% ownership interest in Group Practice Affiliates, LLC, a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). In September 2004, the Company renamed the subsidiary Cenpatico Behavioral Health, LLC (Cenpatico). The consolidated financial statements include the results of operations of Cenpatico since March 1, 2003. The Company paid $1,800 and assumed net liabilities of approximately $1,939 for its purchase of Cenpatico. The cost to acquire the ownership interest has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in goodwill of approximately $3,739. The goodwill is not deductible for tax purposes.

ScriptAssist

In March 2003, the Company purchased contract and name rights of ScriptAssist, LLC (ScriptAssist), a treatment compliance company. The purchase price of $563 was allocated to acquired contracts, which are being amortized on a straight-line basis over a period of five years, the expected period of benefit. The investor group who held membership interests in ScriptAssist included one of the Company’s executive officers.

University Health Plans

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

The acquisition of UHP resulted in identified intangible assets of $3,800, representing purchased contract rights and provider network. The intangibles are being amortized over a ten-year period. Goodwill of $5,027 is not deductible for tax purposes. Changes during 2003 to the preliminary purchase price allocation primarily consisted of the purchase of the remaining 20% of the outstanding stock and the recognition of intangible assets and related deferred tax liabilities.

The following unaudited pro forma information presents the results of operations of Centene and subsidiaries as if the UHP acquisition described above had occurred as of January 1, 2002. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

2002
Revenue	$567,048
Net earnings	25,869
Diluted earnings per common share	$0.74

Texas Universities Health Plan

In June 2002, the Company purchased SCHIP contracts in three Texas service areas. The cash purchase price of $595 was recorded as purchased contract rights, which are being amortized on a straight-line basis over five years, the expected period of benefit.

Bankers Reserve

In March 2002, the Company acquired Bankers Reserve Life Insurance Company of Wisconsin for a cash purchase price of $3,527. The Company allocated the purchase price to net tangible and identifiable intangible assets based on their fair value. Centene allocated $306 to identifiable intangible assets, representing the value assigned to acquired licenses, which are being amortized on a straight-line basis over a period of ten years. The Company accounted for this acquisition under the purchase method of accounting and accordingly, the consolidated results of operations include the results of the acquired Bankers Reserve business from the date of acquisition. Pro forma disclosures related to the acquisition have been excluded as immaterial.

As part of the acquisition, the Company acquired $5,200 of Separate Account assets and $5,200 of Separate Account liabilities. The acquired Separate Account assets and liabilities represent fixed rate annuity contracts with various maturity dates. Concurrent with the acquisition of Bankers Reserve, the Company entered into a 100% coinsurance reinsurance agreement with an unaffiliated party to reinsure the guaranteed cash value, annuity benefit, surrender benefit and death benefits associated with these contracts. The reinsurance premiums paid for this coverage equal the net administrative fee earned and received by the Company on the annuity contracts. Accordingly, there is no income statement impact to the Company as a result of acquiring the Separate Account assets and liabilities. The Separate Account balances, which are being liquidated and paid to insureds as annuities mature, do not have a minimum guarantee benefit beyond the cash surrender value of the policy. At December 31, 2004 Separate Account balances of $3,547 are included in Other assets and Other liabilities in the consolidated balance sheets.

5. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2004 consist of the following:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,171	$104	$(317)	$52,958
Corporate securities	97,958	77	(473)	97,562
State and municipal securities	71,428	294	(335)	71,387
Asset backed securities	3,156	—	(7)	3,149
Life insurance contracts	8,201	—	—	8,201

Total	$233,914	$475	$(1,132)	$233,257

Substantially all of the investments in a gross unrealized loss position at December 31, 2004 have been in an unrealized loss position for less than 12 months. These investments had an estimated market value of $164,318 and amortized cost of $165,450 at December 31, 2004. The Company monitors these investments for other than temporary impairment. These investments have experienced a decline in value due to changes in market interest rates. Based on the credit quality of the investments and our intent and ability to hold these investments to recovery (which may be maturity), no other than temporary impairment has been recorded.

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2003 consist of the following:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,570	$163	$—	$19,733
State and municipal securities	198,695	1,344	(314)	199,725
Corporate securities	877	—	—	877

Total	$219,142	$1,507	$(314)	$220,335

The contractual maturity of short-term and long-term investments and restricted deposits as of December 31, 2004, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$94,442	$94,283	$6,876	$6,846
One year through five years	95,500	95,083	14,591	14,476
Five years through ten years	21,677	21,704	828	865

Total	$211,619	$211,070	$22,295	$22,187

Actual maturities may differ from contractual maturities due to call or prepayment options. Asset backed securities are included in the one year through five years category, and life insurance contracts are included in the five years through ten years category.

The Company recorded realized gains and losses on the sale of investments for the years ended December 31 as follows:

	2004	2003	2002
Gross realized gains	$861	$1,859	$698
Gross realized losses	(723)	(213)	(49)

Net realized gains	$138	$1,646	$649

Various state statutes require the Company’s managed care subsidiaries to deposit or pledge minimum amounts of investments to state agencies. Securities with a fair market value of $22,187 and $20,364 were deposited or pledged to state agencies by Centene’s managed care subsidiaries at December 31, 2004 and 2003, respectively. These investments are classified as long-term restricted deposits in the consolidated financial statements due to the nature of the states’ requirements.

6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2004	2003
Building	$13,649	$10,971
Land	13,129	2,320
Computer software	10,976	4,878
Computer hardware	7,052	4,311
Furniture and office equipment	6,197	5,330
Leasehold improvements	4,321	3,663

	55,324	31,473
Less—accumulated depreciation	(12,076)	(8,367)

Property, software and equipment, net	$43,248	$23,106

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $5,149, $3,469 and $1,887, respectively.

7. Intangible Assets

Goodwill balances and the changes therein are as follows:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2002	$5,022	$—	$5,022
Acquisitions	2,628	3,895	6,523
Purchase price allocation adjustments	1,521	—	1,521

Balance as of December 31, 2003	9,171	3,895	13,066
Acquisitions	91,860	—	91,860
Purchase price allocation adjustments	(3,140)	(155)	(3,295)

Balance as of December 31, 2004	$97,891	$3,740	$101,631

Purchase price allocation adjustments in 2004 were related to the realization of the tax benefits of pre-acquisition net operating loss carryforward amounts.

Other intangible assets at December 31 consist of the following:

			Weighted Average Life in Years
	2004	2003	2004	2003
Purchased contract rights	$7,318	$6,492	7.2	7.9
Provider contracts	1,900	1,400	10.0	10.0
Non-compete agreements	300	—	5.0	—
Estimated FirstGuard identifiable intangibles	8,000	—	10.0	—

Other intangible assets	17,518	7,892	7.8	8.3
Less accumulated amortization
Purchased contract rights	(2,611)	(1,446)
Provider contracts	(342)	(152)
Non-compete agreements	(60)	—
Estimated FirstGuard identifiable intangibles	(66)	—

Total accumulated amortization	(3,079)	(1,598)

Other intangible assets, net	$14,439	$6,294

Amortization expense was $1,481, $986 and $367 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated amortization expense for 2005, 2006, 2007, 2008 and 2009 is approximately $2,200, $2,000, $1,900, $1,600 and $1,300, respectively.

8. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	$23,652	$16,776	$13,661
State	3,038	2,464	2,338

Total current	26,690	19,240	15,999
Deferred	(715)	264	(368)

Total expense	$25,975	$19,504	$15,631

The following is a reconciliation of the expected income tax expense at U.S. Federal statutory rates to Centene’s actual income tax expense for the years ended December 31:

	2004	2003	2002
Expected federal income tax expense	$24,600	$18,163	$14,398
State income taxes, net of federal income tax benefit	1,975	1,602	1,520
Tax exempt investment income	(1,030)	(916)	(411)
Other, net	430	655	124

Income tax expense	$25,975	$19,504	$15,631

Temporary differences that give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2004	2003
Medical claims liabilities and other accruals	$8,696	$3,992
Allowance for doubtful accounts	175	230
Depreciation and amortization	541	720
Unearned revenue	304	279
Unrealized loss on investments	353	156

Total deferred tax assets	10,069	5,377

Identified intangible assets	4,286	1,288
Unrealized gain on investments	41	472
Prepaid expenses	1,027	409
Depreciation	1,380	566

Total deferred tax liabilities	6,734	2,735

Net deferred tax assets and liabilities	$3,335	$2,642

9. Medical Claims Liabilities

The change in medical claims liabilities is summarized as follows:

	2004	2003	2002
Balance, January 1	$106,569	$91,181	$59,565
Acquisitions	24,909	335	16,230
Incurred related to:
Current year	816,418	645,482	396,715
Prior years	(15,942)	(19,290)	(17,247)

Total incurred	800,476	626,192	379,468

Paid related to:
Current year	681,780	544,309	324,210
Prior years	84,194	66,830	39,872

Total paid	765,974	611,139	364,082

Balance, December 31	$165,980	$106,569	$91,181

Changes in estimates of incurred claims for prior years were attributable to favorable development in all of our markets, including changes in medical utilization and cost trends. These changes in medical utilization and cost trends can be attributable to our medical management programs and changes in our member demographics.

The Company had reinsurance recoverables related to medical claims liabilities of $953 and $1,590 at December 31, 2004 and 2003, respectively, included in premiums and other receivables.

10. Revolving Line of Credit

In September 2004, the Company executed a five-year $100 million Revolving Credit Agreement with various financial institutions and LaSalle Bank National Association as administrative agent and arranger. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement is secured by the common stock and membership interests of the Company’s subsidiaries. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2009 or on an earlier date in the instance of a default as defined in the agreement. As of December 31, 2004, the Company was in compliance with all covenants. The outstanding borrowings at December 31, 2004 totaled $34,000, consisting of $30,000 bearing interest at 3.71% and $4,000 bearing interest at 5.25%.

11. Notes Payable and Long-term Debt

In August 2003, the Company borrowed $8,000 under a non-recourse mortgage loan arrangement to finance a portion of its purchase of its corporate headquarters’ building. This mortgage was refinanced in November 2004 in conjunction with taking an additional mortgage in the amount of $5,500 related to property purchased to support the Company’s expansion. The mortgages bear interest at the prevailing prime rate less .25%. At December 31, 2004 the mortgages bore interest at 5.00%. The mortgages are collateralized by the respective properties which had a net book value of $25,203 at December 31, 2004. The loans include a financial covenant requiring a minimum rolling twelve-month debt service coverage ratio. As of December 31, 2004, the Company was in compliance with this covenant. Maturities on the mortgages are as follows:

2005	$486
2006	486
2007	486
2008	486
2009	486
2010	11,029

Total	$13,459

In 2003, the Company issued a $581 promissory note payable as part of the acquisition of Cenpatico Behavioral Health. In 2004 this note was paid in full.

12. Stockholders’ Equity

As approved by the Company’s stockholders in May 2004, the Company has 10,000,000 authorized shares of preferred stock at $.001 par value and 100,000,000 authorized shares of common stock at $.001 par value. At December 31, 2004, there were no preferred shares outstanding.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital requirements as required by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2004 and 2003, Centene’s subsidiaries had aggregate statutory capital and surplus of $123,600 and $64,700, respectively, compared with the required minimum aggregate statutory capital and surplus of $65,100 and $30,900, respectively. The Company received dividends from its managed care subsidiaries of $0, $6,000 and $4,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

14. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock for key employees and other contributors to Centene. Both incentive options and nonqualified stock options can be awarded under the plans. Further, no option will be exercisable for longer than ten years after date of grant. The Plans have reserved 10,350,000 shares for option grants. Options granted generally vest over a five-year period beginning on the first anniversary of the date of grant and annually thereafter.

Option activity for the years ended December 31 is summarized below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	5,438,058	$6.91	4,665,420	$3.13	4,268,820	$0.89
Granted	2,006,500	20.86	1,992,578	13.00	1,467,000	8.28
Exercised	(1,003,098)	3.76	(877,786)	1.13	(832,200)	0.55
Canceled	(258,444)	10.63	(342,154)	5.77	(238,200)	3.66

Options outstanding, end of year	6,183,016	$11.78	5,438,058	$6.91	4,665,420	$3.13

Weighted average remaining life	7.8 years		7.6 years		7.4 years
Weighted average fair value of options granted	$12.25		$7.63		$5.03

The following table summarizes information about options outstanding as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - $2.49	1,468,212	4.5	$0.58	1,230,012	$0.59
$2.50 - $4.99	45,000	7.1	4.67	18,000	4.67
$5.00 - $9.99	1,082,768	7.6	8.00	319,868	7.59
$10.00 - $14.99	1,539,380	8.7	13.28	298,573	13.19
$15.00 - $19.99	1,205,656	9.3	17.32	38,600	15.65
$20.00 - $24.99	37,000	9.8	22.34	—	—
$25.00 - $29.99	805,000	9.9	26.08	—	—

	6,183,016	7.8	$11.78	1,905,053	$4.08

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following assumptions: no dividend yield; expected volatility of 57%, 53% and 54%; risk-free interest rate of 3.7%, 3.1% and 3.6% and expected lives of 6.0, 6.0 and 7.4 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004 the Company granted 1,000,000 restricted stock units with a grant date fair market value per share of $24.60. The restricted stock units will vest as follows: 600,000 in 2009 and 80,000 each in 2010 to 2014.

During 2002, Centene implemented an employee stock purchase plan. The Company has reserved 900,000 shares of common stock and issued 20,676 shares, 18,428 shares and 5,376 shares in 2004, 2003 and 2002, respectively, related to the employee stock purchase plan.

15. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who work at least 1,000 hours in a twelve consecutive month period and are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee’s contribution. Company expense related to matching contributions to the plan were $822, $581 and $312 during the years ended December 31, 2004, 2003 and 2002, respectively.

16. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases. Rental expense was $5,482, $3,144 and $2,637 for the years ended December 31, 2004, 2003 and 2002, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2005	$6,766
2006	6,087
2007	5,157
2008	4,276
2009	3,622
Thereafter	7,613

$33,521

17. Contingencies

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with the Company’s Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County

Circuit Court claiming the Company had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. In 2004 the Court dismissed the claim as filed, but allowed Aurora to replead and seek a declaratory ruling clarifying the contract with respect to reimbursement for ambulatory surgery services. Although the exact amount of the dispute has not been determined, Aurora claims it exceeds $8,000. The Company continues to dispute the claim and plans to defend against this matter.

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

Financial instruments that potentially subject the Company to concentrations of credit and interest rate risks consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper, repurchase agreements, government and agency securities and money market funds. Investments in marketable securities are managed within guidelines established by the Company’s board of directors. The Company carries these investments at fair value.

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

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2004	2003	2002
Net earnings	$44,312	$33,270	$25,621

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	40,820,909	35,704,426	31,432,080
Dilutive effect of stock options and stock units (as determined by applying the treasury stock method)	2,795,536	2,717,726	3,500,152

Weighted average number of common shares and potential dilutive common shares outstanding	43,616,445	38,422,152	34,932,232

Basic earnings per common share	$1.09	$0.93	$0.82
Diluted earnings per common share	$1.02	$0.87	$0.73

The calculation of diluted earnings per common share in 2003 excludes the impact of 1,317,820 shares related to stock options which are antidilutive.

20. Segment Information

With the acquisition of Cenpatico and the purchase of ScriptAssist assets on March 1, 2003, Centene began operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, nurse triage and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$993,304	$7,636	$—	$1,000,940
Revenue from internal customers	60,329	21,923	(82,252)	—

Total revenue	$1,053,633	$29,559	$(82,252)	$1,000,940

Earnings before income taxes	$71,820	$(1,533)	$—	$70,287

Total assets	$519,799	$8,135	$—	$527,934

Depreciation expense	$4,682	$467	$—	$5,149

Capital expenditures	$24,726	$283	$—	$25,009

Segment information as of and for the year ended December 31, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$760,041	$9,689	$—	$769,730
Revenue from internal customers	14,839	12,374	(27,213)	—

Total revenue	$774,880	$22,063	$(27,213)	$769,730

Earnings before income taxes	$49,764	$2,129	$—	$51,893

Total assets	$353,145	$9,547	$—	$362,692

Depreciation expense	$2,966	$503	$—	$3,469

Capital expenditures	$18,666	$496	$—	$19,162

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

21. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2004	2003
Net earnings	$44,312	$33,270
Reclassification adjustment, net of tax	(466)	(529)
Unrealized (losses) gains on investments available for sale, net of tax	(681)	182

Total comprehensive earnings	$43,165	$32,923

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Centene Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri

February 24, 2005

Schedule II

CENTENE CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Period	Amounts Charged to Expense	Write-offs of Uncollectible Receivables	Balance End of Period
Allowance for Doubtful Receivables:
Year ended December 31, 2002	$3,879	$(971)	$(2,689)	$219
Year ended December 31, 2003	219	472	(84)	607
Year ended December 31, 2004	607	407	(552)	462

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.1

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.3

4.1	Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2

4.2	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

10.1	Contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services.		10-Q	July 26, 2004	10.7

10.2	Contract between the State of Kansas Department of Social and Rehabilitation Services and FirstGuard Health Plan Kansas, Inc.	X

10.3	Contract between the Office of the Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc.	X

10.4	1994 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.8

10.5	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.9

10.6	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.10

10.7	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.11

10.8	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.12

10.9	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-90976		10-Q	April 29, 2002	10.5

10.9a	First Amendment to 2002 Employee Stock Purchase Plan	X

10.10	2003 Stock Incentive Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-108467		10-K	February 24, 2004	10.30

10.11	Form of Incentive Stock Option Agreement of Centene Corporation		S-1	October 9, 2001	10.13

10.12	Form of Non-statutory Stock Option Agreement of Centene Corporation		S-1	October 9, 2001	10.14

10.13	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.14	Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2004	10.2

10.15	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 8, 2004	10.1

10.16	Executive Employment Agreement between Centene Corporation and Joseph P. Drozda, M.D., dated October 1, 2001		10-Q	April 29, 2002	10.3

10.17	Executive Employment Agreement between Centene Corporation and James D. Donovan, dated September 24, 2004		8-K	November 8, 2004	10.2

10.18	Executive Employment Agreement between Centene Corporation and Carol E. Goldman dated July 1, 2002		10-Q	October 28, 2002	10.2

10.19	Executive Employment Agreement between Centene Corporation and Marie J. Glancy, dated June 6, 2003	X

10.20	Executive Employment Agreement between Centene Corporation and Cary D. Hobbs, dated May 28, 2001		10-K	February 24, 2004	10.18

10.21	Executive Employment Agreement between Centene Corporation and William N. Scheffel, dated December 1, 2003		10-K	February 24, 2004	10.19

10.22	Executive Employment Agreement between Centene Corporation and Brian G. Spanel, dated September 26, 2001		S-1	October 9, 2001	10.16

10.23	Executive Employment Agreement between Centene Corporation and Lisa M. Wilson, dated February 27, 2004	X

10.24	Executive Employment Agreement between Centene Corporation and Karey L. Witty, dated January 1, 2001		S-1	October 9, 2001	10.15

10.25	Summary of Board of Director Compensation		8-K	February 11, 2005	10.1

10.26	Summary of Executive Officer Compensation	X

10.27	Stock Purchase Agreement by and between Centene Corporation and Swope Community Enterprises, dated September 28, 2004		10-Q	October 24, 2004	10.3

10.28	Lease Agreement between MHS Consulting Corporation and AVN Air, LLC, dated December 24, 2003		10-K	February 24, 2004	10.31

10.29	Asset Sale and Purchase Agreement by and among Centene Corporation, Buckeye Community Health Plan, Mercy Health Partners, and Family Health Plan, Inc.		10-K	February 24, 2004	10.32

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

23	Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Number 333-119944) and on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190)	X

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2005.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and indicated, as of February 24, 2005.

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