Form 10-Q
period 2005-03-31
CENTENE CORP
filed 2005-04-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

☒ Yes ☐ No

As of April 18, 2005, the registrant had 41,822,804 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,276	$84,105
Premium and related receivables, net of allowances of $145 and $462, respectively	36,987	31,475
Short-term investments, at fair value (amortized cost $89,466 and $94,442, respectively)	89,288	94,283
Other current assets	19,689	14,429

Total current assets	249,240	224,292
Long-term investments, at fair value (amortized cost $124,630 and $117,177, respectively)	122,536	116,787
Restricted deposits, at fair value (amortized cost $22,299 and $22,295, respectively)	21,994	22,187
Property, software and equipment	45,264	43,248
Goodwill	101,830	101,631
Other intangible assets	13,889	14,439
Other assets	6,031	5,350

Total assets	$560,784	$527,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims liabilities	$177,582	$165,980
Accounts payable and accrued expenses	39,995	31,737
Unearned revenue	3,935	3,956
Current portion of long-term debt and notes payable	486	486

Total current liabilities	221,998	202,159
Long-term debt	42,852	46,973
Other liabilities	5,935	7,490

Total liabilities	270,785	256,622
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 41,787,406 and 41,316,122 shares, respectively	42	41
Additional paid-in capital	170,857	165,391
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(1,598)	(407)
Retained earnings	120,698	106,287

Total stockholders’ equity	289,999	271,312

Total liabilities and stockholders’ equity	$560,784	$527,934

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues:
Premiums	$330,944	$222,690
Services	1,432	2,835

Total revenues	332,376	225,525

Expenses:
Medical costs	267,756	180,448
Cost of services	843	2,016
General and administrative expenses	42,459	28,377

Total operating expenses	311,058	210,841

Earnings from operations	21,318	14,684
Other income (expense):
Investment and other income	2,120	1,510
Interest expense	(562)	(90)

Earnings before income taxes	22,876	16,104
Income tax expense	8,465	5,966

Net earnings	$14,411	$10,138

Earnings per share:
Basic earnings per common share	$0.35	$0.25
Diluted earnings per common share	$0.32	$0.24

Weighted average number of shares outstanding:
Basic	41,560,587	40,384,018
Diluted	44,861,989	43,067,740

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$14,411	$10,138
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	2,782	2,271
Deferred income taxes	(983)	(755)
Tax benefits related to stock options	2,871	786
Stock compensation expense	1,091	19
Loss (gain) on sale of investments	10	(253)
Changes in assets and liabilities —
Premium and related receivables	(5,512)	(1,326)
Other current assets	(4,268)	(1,476)
Other assets	(491)	13
Medical claims liabilities	11,602	3,272
Unearned revenue	(21)	63
Accounts payable and accrued expenses	(2,446)	1,211
Other operating activities	831	(1,598)

Net cash provided by operating activities	19,877	12,365

Cash flows from investing activities:
Purchase of property, software and equipment	(3,665)	(2,126)
Purchase of investments	(21,767)	(93,742)
Sales and maturities of investments	27,542	69,814
Acquisitions, net of cash acquired	—	(6,983)

Net cash provided by (used in) investing activities	2,110	(33,037)

Cash flows from financing activities:
Reduction of long-term debt and notes payable	(4,121)	(363)
Proceeds from stock options and employee stock purchase plan	1,390	1,052
Other financing	(85)	—

Net cash (used in) provided by financing activities	(2,816)	689

Net increase (decrease) in cash and cash equivalents	19,171	(19,983)

Cash and cash equivalents, beginning of period	84,105	64,346

Cash and cash equivalents, end of period	$103,276	$44,363

Interest paid	$692	$91
Income taxes paid	$1,133	$3,390

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates health plans under its own state licenses in seven states and contracts with other managed care organizations to provide risk and nonrisk management services. Centene’s Specialty Services segment contracts with Centene owned companies, as well as other healthcare organizations and state programs, to provide specialty services including behavioral health, nurse triage and treatment compliance.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2004. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2004 audited financial statements, have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2004 amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

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

	Three Months Ended March 31,
	2005	2004
Net earnings	$14,411	$10,138
Pro forma stock-based employee compensation expense determined under fair value based method, net of related tax effects	1,303	695

Pro forma net earnings	$13,108	$9,443

Basic earnings per common share:
As reported	$0.35	$0.25
Pro forma	0.32	0.23
Diluted earnings per common share:
As reported	$0.32	$0.24
Pro forma	0.29	0.22

3. Recent Accounting Pronouncements

In December 2004 SFAS 123 (revised 2004), “Share Based Payment,” (SFAS 123R) was issued. In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company by January 1, 2006.

The Company currently utilizes a closed form option pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model we will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2., Basis of Presentation. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $2,871 and $786 in the three months ended March 31, 2005 and 2004, respectively.

4. Acquisitions

SummaCare

In January 2005, the Company announced a definitive agreement to acquire the Medicaid-related assets in Ohio of SummaCare, Inc. The purchase price of approximately $31,000 plus transaction costs will be allocated to the assets acquired and liabilities assumed according to estimated fair values. This transaction is anticipated to close in the second quarter of 2005, subject to regulatory approvals.

FirstGuard

The Company purchased FirstGuard Inc. and FirstGuard Health Plan, Inc. (collectively, FirstGuard) from Swope Community Enterprises (Swope) effective December 1, 2004. Prior to the acquisition of FirstGuard, FirstGuard, Inc. acquired the 20% interest in FirstGuard Health Plan Kansas, Inc. held by a third-party. Swope has indemnified Centene with respect to any claims arising out of the purchase of the 20% interest. Centene paid approximately $96,000 in cash and transaction costs. In accordance with terms in the agreement, the purchase price may be adjusted on certain conditions up to sixteen months after the acquisition date. The results of operations for FirstGuard are included in the consolidated financial statements since December 1, 2004.

The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $92,000. We have preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets of $8,000 and associated deferred tax liabilities of $3,000 and goodwill of approximately $87,000. The identifiable intangible assets have an estimated useful life of ten years. The acquired goodwill is not deductible for income tax purposes.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2005	2004
Net earnings	$14,411	$10,138

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	41,560,587	40,384,018
Common stock equivalents (as determined by applying the treasury stock method)	3,301,402	2,683,722

Weighted average number of common shares and potential dilutive common shares outstanding	44,861,989	43,067,740

Basic earnings per common share	$0.35	$0.25

Diluted earnings per common share	$0.32	$0.24

6. Contingencies

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with the Company’s Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming the Company had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. In 2004 the Court dismissed the claims as filed, but allowed Aurora to replead and seek a declaratory ruling clarifying the contract with respect to reimbursement for ambulatory surgery services. In March 2005, the Court granted Aurora summary judgment related to that claim. The Company intends to appeal the Court’s ruling. Although the exact amount of the dispute has not been determined, Aurora claims it exceeds $8,000. The Company continues to dispute the claim and plans to continue vigorously defending this matter.

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

Segment information for the three months ended March 31, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$330,543	$1,833	$—	$332,376
Revenue from internal customers	17,048	8,084	(25,132)	—

Total revenue	$347,591	$9,917	$(25,132)	$332,376

Earnings before income taxes	$22,878	$(2)	$—	$22,876

Segment information for the three months ended March 31, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$223,115	$2,410	$—	$225,525
Revenue from internal customers	14,530	4,705	(19,235)	—

Total revenue	$237,645	$7,115	$(19,235)	$225,525

Earnings before income taxes	$16,338	$(234)	$—	$16,104

8. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains and losses on investments available for sale, as follows:

	Three Months Ended March 31,
	2005	2004
Net earnings	$14,411	$10,138
Reclassification adjustment, net of tax	9	(51)
Change in unrealized (loss) gain on investments, net of tax	(1,200)	569

Total comprehensive earnings	$13,220	$10,656

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2004. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Factors that May Affect Future Results and the Trading Price of Our Common Stock.”

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs and related services to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We operate health plans in seven states. We also provide specialty services through contracts with our health plans, as well as other healthcare organizations and state programs. These specialty services include behavioral health, nurse triage and treatment compliance.

RECENT ACQUISITIONS

Effective December 1, 2004, we acquired FirstGuard, Inc. and FirstGuard Health Plan, Inc., or FirstGuard, for a purchase price of approximately $96.0 million. FirstGuard serves approximately 136,000 members in Kansas and Missouri. The results of operations of this entity are included in our consolidated financial statements beginning December 1, 2004. The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $8.0 million and goodwill of $87.0 million. The estimated identifiable intangible assets are being amortized over an estimated life of ten years.

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.9 million. We are now serving 23,900 members in Toledo, Ohio, a new market for us. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The purchase price allocation resulted in identified intangible assets of $1.8 million, representing purchased contract rights, provider network and a non-compete agreement, and goodwill of $5.1 million. The contract rights, provider network and non-compete agreement are being amortized over periods ranging from five to ten years.

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

Our Specialty Services companies generate revenues from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans, state contracts and others. It also receives fees for the direct provision of care and from certain school programs in Arizona. Our treatment compliance program receives fee income from the manufacturers of pharmaceuticals. Our nurse triage line receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

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

The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment. We have increased our membership through internal growth as well as acquisitions. From March 31, 2004 to March 31, 2005, we increased our membership by 48.8%. The following table sets forth our membership by state:

	March 31,
	2005	2004
Indiana	149,900	125,400
Kansas	94,900	—
Missouri	41,300	—
New Jersey	52,700	54,000
Ohio	23,900	23,800
Texas	243,700	154,000
Wisconsin	170,900	165,200

Total	777,300	522,400

The following table sets forth our membership by line of business:

	March 31,
	2005	2004
Medicaid	588,100	446,900
SCHIP	178,500	65,900
SSI	10,700	9,600

Total	777,300	522,400

During the last 12 months, we entered the Kansas and Missouri markets through our acquisition of FirstGuard. We increased our Texas membership by approximately 84,000 from the SCHIP Exclusive Provider Organization (EPO) contract effective September 1, 2004. Our membership increased in Indiana and Wisconsin from additions to our provider networks, increases in counties served and growth in the overall number of Medicaid beneficiaries.

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

	Three Months Ended March 31,
	2005	2004
Medicaid and SCHIP	80.7%	80.6%
SSI	94.6	99.3
Total	80.9	81.0

Our total health benefits ratio was relatively flat between years. The SSI health benefits ratio is affected by a low membership base and is subject to greater volatility as a percentage of premiums (although relatively immaterial in total dollars compared to total medical costs).

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

	Three Months Ended March 31,
	2005	2004
Medicaid Managed Care	10.8%	10.4%
Specialty Services	50.2	52.9
Total	12.8	12.6

The increase in the Medicaid Managed Care general and administrative expenses ratio reflects the costs of our claims processing facility in Montana, the impact of premium taxes enacted in July 2004 in New Jersey and expenses related to the pending acquisition of assets of SummaCare.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Summarized comparative financial data are as follows ($ in millions except per share data):

	Three Months Ended March 31,
	2005	2004	% Change 2004-2005
Premium revenue	$331.0	$222.7	48.6%
Services revenue	1.4	2.8	(49.5)%

Total revenues	332.4	225.5	47.4%
Medical costs	267.8	180.4	48.4%
Cost of services	0.8	2.0	(58.2)%
General and administrative expenses	42.5	28.4	49.6%

Earnings from operations	21.3	14.7	45.2%
Investment and other income, net	1.6	1.4	9.7%

Earnings before income taxes	22.9	16.1	42.1%
Income tax expense	8.5	6.0	41.9%

Net earnings	$14.4	$10.1	42.1%

Diluted earnings per common share	$0.32	$0.24	33.3%

Revenues

Total revenues for the three months ended March 31, 2005 increased 47.4% from the comparable period in 2004. This increase was due to the acquisition of FirstGuard, effective December 1, 2004; organic growth in our existing markets; the addition of EPO members in Texas, effective September 1, 2004; and premium rate increases during the last 12 months.

Services revenue decreased between years as a result of fully transitioning to a third-party service model for behavioral health services and closing our clinic facilities in Texas and California during late 2004.

Operating Expenses

Medical costs increased 48.4% due to the growth in our membership as discussed above. Our health benefits ratio decreased to 80.9% from 81.0% from the comparable period in 2004.

General and administrative expenses increased 49.6% primarily due to expenses for additional facilities and staff to support our membership growth.

Other Income

Investment and other income increased 9.7% for the three months ended March 31, 2005 from the comparable period in 2004. The increase was due to higher average investment balances and an increase in market interest rates partially offset by higher interest expense from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2005 was 37.0%, consistent with 37.0% in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $19.9 million in the three months ended March 31, 2005 compared to $12.4 million in the comparable period in 2004. The increase was primarily due to increased net income in addition to the timing of medical claim liabilities payments.

Our investing activities provided cash of $2.1 million in the three months ended March 31, 2005 and used cash of $33.0 million in the comparable period in 2004. The largest component of investing activities related to changes in our investment portfolio. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of March 31, 2005, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.7 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

Our financing activities used cash of $2.8 million in the three months ended March 31, 2005 and provided cash of $689,000 in the comparable period in 2004. The use of cash was primarily related to payments of $4.1 million to reduce long-term debt in the three months ended March 31, 2005.

We spent $3.7 million and $2.1 million in the three months ended March 31, 2005 and 2004, respectively, on capital assets. We anticipate spending an additional $15 million on capital expenditures in 2005 related to office and market expansions and system upgrades.

At March 31, 2005, we had working capital, defined as current assets less current liabilities, of $27.2 million as compared to $22.1 million at December 31, 2004. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $192.6 million at March 31, 2005 and $178.4 million at December 31, 2004. Long-term investments were $144.5 million at March 31, 2005 and $139.0 million at December 31, 2004, including restricted deposits of $22.0 million and $22.2 million, respectively. At March 31, 2005, cash and investments held by our unregulated entities totaled $42.1 million while cash and investments held by our regulated entities totaled $295.0 million.

We have a five-year $100 million Revolving Credit Agreement with various financial institutions and LaSalle Bank National Association as administrative agent and arranger. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement bear interest at LIBOR plus 1%. This rate may change under differing capital structures over the life of the agreement. The agreement is secured by the common stock and membership interests of our subsidiaries. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2009 or on an earlier date in the instance of a default as defined in the agreement. As of March 31, 2005, we had $30.0 million outstanding under the agreement and were in compliance with all covenants.

In January 2005, we executed a definitive agreement, subject to regulatory approvals, to acquire the Medicaid-related assets of SummaCare, Inc. for approximately $31 million plus transaction costs. The purchase price is contingent based on the Medicaid membership of SummaCare at closing and will consist of approximately $22 million in cash and $9 million in price-protected common stock. The acquisition is expected to close in the second quarter of 2005.

There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the three months ended March 31, 2005. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations, planned acquisition of SummaCare and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2005, our subsidiaries had aggregate statutory capital and surplus of $136.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $68.4 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2005, our Indiana, Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements. If adopted by Kansas, Missouri or New Jersey, risk-based capital may increase the minimum capital required for these subsidiaries. We continue to monitor the requirements in Kansas, Missouri and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 SFAS 123 (revised 2004), “Share Based Payment,” (SFAS 123R) was issued. In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We are required to adopt SFAS 123R by January 1, 2006.

We currently utilize a closed form option pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. We have not yet determined which model we will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented in Note 2 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $2.9 million and $0.8 million in the three months ended March 31, 2005 and 2004, respectively.

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

On February 20, 2003 HHS published the final HIPAA health data security regulations. These regulations require covered entities to implement administrative, physical and technical safeguards to protect electronic health information maintained or transmitted by the organization.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

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

Changes in Stock Option Accounting Rules May Have a Significant Adverse Affect on Our Operating Results.

We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have previously elected to apply APB 25, and, accordingly, we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005 the SEC delayed the implementation until the first annual period beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this Statement will have on our financial position and results of operations. We believe, however, that our adoption of this standard will adversely affect our operating results in future periods.

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

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires frequent transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

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

INVESTMENTS

As of March 31, 2005, we had short-term investments of $89.3 million and long-term investments of $144.5 million, including restricted deposits of $22.0 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2005, the fair value of our fixed income investments would decrease by approximately $3.9 million. Declines in interest rates over time will reduce our investment income.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. In 2004 the Court dismissed the claims as filed, but allowed Aurora to replead and seek a declaratory ruling clarifying the contract with respect to reimbursement for ambulatory surgery services. In March 2005, the Court granted Aurora summary judgment related to that claim. We intend to appeal the Court’s ruling. Although the exact amount of the dispute has not been determined, Aurora claims it exceeds $8,000. We continue to dispute the claim and plan to continue vigorously defending this matter.

We are routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, we do not expect the result of these matters to have a material effect on our financial position or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Exhibits.

EXHIBIT NUMBER	DESCRIPTION
4.1	Registration Agreement, by and between Centene Corporation and Summa Health System, dated December 21, 2004.

10.1	Asset Sale and Purchase Agreement, by and among Centene Corporation, Buckeye Community Health Plan, Inc., Summa Health System and SummaCare, Inc., dated January 10, 2005.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 25, 2005.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ KAREY L. WITTY
Karey L. Witty
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)