Form 10-Q
period 2005-06-30
CENTENE CORP
filed 2005-07-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of July 15, 2005, the registrant had 42,500,744 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,598	$84,105
Premium and related receivables, net of allowances of $437 and $462, respectively	69,839	31,475
Short-term investments, at fair value (amortized cost $65,453 and $94,442, respectively)	65,337	94,283
Other current assets	16,482	14,429

Total current assets	217,256	224,292
Long-term investments, at fair value (amortized cost $135,626 and $117,177, respectively)	134,621	116,787
Restricted deposits, at fair value (amortized cost $22,507 and $22,295, respectively)	22,323	22,187
Property, software and equipment	48,479	43,248
Goodwill	130,262	101,631
Other intangible assets	15,188	14,439
Other assets	6,317	5,350

Total assets	$574,446	$527,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$153,593	$165,980
Accounts payable and accrued expenses	31,045	31,737
Unearned revenue	9,657	3,956
Current portion of long-term debt and notes payable	486	486

Total current liabilities	194,781	202,159
Long-term debt	52,731	46,973
Other liabilities	8,215	7,490

Total liabilities	255,727	256,622
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 42,481,098 and 41,316,122 shares, respectively	42	41
Additional paid-in capital	183,539	165,391
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(809)	(407)
Retained earnings	135,947	106,287

Total stockholders’ equity	318,719	271,312

Total liabilities and stockholders’ equity	$574,446	$527,934

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$348,416	$231,330	$679,360	$454,020
Services	1,212	2,278	2,644	5,113

Total revenues	349,628	233,608	682,004	459,133

Expenses:
Medical costs	282,215	187,298	549,971	367,746
Cost of services	728	2,022	1,571	4,038
General and administrative expenses	44,365	28,351	86,824	56,728

Total operating expenses	327,308	217,671	638,366	428,512

Earnings from operations	22,320	15,937	43,638	30,621
Other income (expense):
Investment and other income	2,523	1,336	4,643	2,846
Interest expense	(634)	(101)	(1,196)	(191)

Earnings before income taxes	24,209	17,172	47,085	33,276
Income tax expense	8,960	6,359	17,425	12,325

Net earnings	$15,249	$10,813	$29,660	$20,951

Earnings per share:
Basic earnings per common share	$0.36	$0.27	$0.71	$0.52
Diluted earnings per common share	$0.34	$0.25	$0.66	$0.48

Weighted average number of shares outstanding:
Basic	42,203,946	40,721,466	41,884,044	40,552,742
Diluted	45,087,772	43,374,376	44,984,818	43,221,426

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$29,660	$20,951
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	5,901	4,701
Deferred income taxes	1,191	(914)
Tax benefits related to stock options	3,782	1,507
Stock compensation expense	2,304	32
Loss (gain) on sale of investments	39	(103)
Changes in assets and liabilities —
Premium and related receivables	(38,364)	(989)
Other current assets	(2,224)	(1,051)
Other assets	(946)	(330)
Medical claims liabilities	(12,387)	3,536
Unearned revenue	5,701	(23)
Accounts payable and accrued expenses	(2,716)	3,747
Other operating activities	1,034	(950)

Net cash (used in) provided by operating activities	(7,025)	30,114

Cash flows from investing activities:
Purchase of property, software and equipment	(8,768)	(5,082)
Purchase of investments	(74,928)	(154,342)
Sales and maturities of investments	84,984	151,077
Acquisitions, net of cash acquired	(21,342)	(7,005)

Net cash used in investing activities	(20,054)	(15,352)

Cash flows from financing activities:
Reduction of long-term debt and notes payable	(4,242)	(435)
Proceeds from borrowings	10,000	—
Proceeds from stock options and employee stock purchase plan	2,864	1,805
Other financing	(50)	—

Net cash provided by financing activities	8,572	1,370

Net (decrease) increase in cash and cash equivalents	(18,507)	16,132

Cash and cash equivalents, beginning of period	84,105	64,346

Cash and cash equivalents, end of period	$65,598	$80,478

Interest paid	$1,209	$181
Income taxes paid	$12,904	$11,034

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions	$8,995	$—

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates health plans under its own state licenses in seven states and contracts with other managed care organizations to provide risk and non-risk management services. Centene’s Specialty Services segment contracts with Centene owned companies, as well as other healthcare organizations and state programs, to provide specialty services including behavioral health, nurse triage and treatment compliance.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2004. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2004 audited financial statements, have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2004 amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$15,249	$10,813	$29,660	$20,951
Stock-based employee compensation expense included in net earnings, net of tax	752	8	1,429	20
Stock-based employee compensation expense determined under fair value based method, net of tax	(2,052)	(789)	(4,032)	(1,496)

Pro forma net earnings	$13,949	$10,032	$27,057	$19,475

Basic earnings per common share:
As reported	$0.36	$0.27	$0.71	$0.52
Pro forma	0.33	0.25	0.65	0.48
Diluted earnings per common share:
As reported	$0.34	$0.25	$0.66	$0.48
Pro forma	0.31	0.23	0.61	0.45

3. Recent Accounting Pronouncements

In December 2004 SFAS 123 (revised 2004), “Share Based Payment,” (SFAS 123R) was issued. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company by January 1, 2006.

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model it will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2, Basis of Presentation. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $3,782 and $1,507 in the six months ended June 30, 2005 and 2004, respectively.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

4. Acquisitions

AirLogix

In July 2005 the Company acquired AirLogix, Inc. (AirLogix) a respiratory disease management provider. The Company paid approximately $35,000 in cash plus transaction costs. If certain performance criteria are achieved, additional consideration of up to $5 million may be paid. The total purchase price will be allocated to the net tangible assets acquired according to estimated fair values. Any excess purchase price will be allocated to identifiable intangible assets and goodwill.

SummaCare

Effective May 1, 2005, the Company acquired certain Medicaid-related assets from SummaCare, Inc. for a purchase price of approximately $30,300. The purchase price and related transaction costs consisted of approximately $21,300 in cash and 318,735 shares of common stock. The cost to acquire the Medicaid-related assets has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The results of operations for SummaCare are included in the consolidated financial statements since May 1, 2005.

The preliminary purchase price allocation resulted in identified intangible assets of $1,900, representing purchased contract rights and a non-compete agreement, and goodwill of $28,400. The contract rights and non-compete agreement are being amortized over periods ranging from five to ten years. The acquired goodwill is deductible for tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

FirstGuard

The Company purchased FirstGuard Inc. and FirstGuard Health Plan, Inc. (collectively, FirstGuard) from Swope Community Enterprises (Swope) effective December 1, 2004. Prior to the acquisition of FirstGuard, FirstGuard, Inc. acquired the 20% interest in FirstGuard Health Plan Kansas, Inc. held by a third-party. Swope has indemnified Centene with respect to any claims arising out of the purchase of the 20% interest. Centene paid approximately $96,020 in cash and transaction costs. In accordance with terms in the agreement, the purchase price may be adjusted on certain conditions up to sixteen months after the acquisition date. The results of operations for FirstGuard are included in the consolidated financial statements since December 1, 2004.

The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $91,959. The Company has preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets of $8,000 and associated deferred tax liabilities of $3,040 and goodwill of $86,999. The identifiable intangible assets have an estimated useful life of ten years. The acquired goodwill is not deductible for income tax purposes.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$15,249	$10,813	$29,660	$20,951

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	42,203,946	40,721,466	41,884,044	40,552,742
Common stock equivalents (as determined by applying the treasury stock method)	2,883,826	2,652,910	3,100,774	2,668,684

Weighted average number of common shares and potential dilutive common shares outstanding	45,087,772	43,374,376	44,984,818	43,221,426

Basic earnings per common share	$0.36	$0.27	$0.71	$0.52

Diluted earnings per common share	$0.34	$0.25	$0.66	$0.48

The calculation of diluted earnings per common share for the three months ended June 30, 2005 and the six months ended
June 30, 2005 excludes the impact of 160,655 shares related to stock options, unvested restricted stock and restricted stock units which are anti-dilutive. There were no anti-dilutive shares for the periods presented in 2004.

6. Contingencies

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with the Company’s Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming the Company had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. In 2004 the Court dismissed the claims as filed, but allowed Aurora to replead and seek a declaratory ruling clarifying the contract with respect to reimbursement for ambulatory surgery services. In March 2005 the Court granted Aurora summary judgment related to that claim. The Company is appealing the Court’s ruling. Although the exact amount of the dispute has not been determined, Aurora claims it exceeds $8,000. The Company continues to dispute the claim and plans to continue vigorously defending this matter.

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

Segment information for the three months ended June 30, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$347,970	$1,658	$—	$349,628
Revenue from internal customers	17,770	8,549	(26,319)	—

Total revenue	$365,740	$10,207	$(26,319)	$349,628

Earnings before income taxes	$25,192	$(983)	$—	$24,209

Segment information for the three months ended June 30, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$231,731	$1,877	$—	$233,608
Revenue from internal customers	15,027	5,072	(20,099)	—

Total revenue	$246,758	$6,949	$(20,099)	$233,608

Earnings before income taxes	$17,124	$48	$—	$17,172

Segment information for the six months ended June 30, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$678,513	$3,491	$—	$682,004
Revenue from internal customers	34,818	16,633	(51,451)	—

Total revenue	$713,331	$20,124	$(51,451)	$682,004

Earnings before income taxes	$48,070	$(985)	$—	$47,085

Segment information for the six months ended June 30, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$454,846	$4,287	$—	$459,133
Revenue from internal customers	29,557	9,777	(39,334)	—

Total revenue	$484,403	$14,064	$(39,334)	$459,133

Earnings before income taxes	$33,462	$(186)	$—	$33,276

8. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains and losses on investments available for sale follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$15,249	$10,813	$29,660	$20,951
Reclassification adjustment, net of tax	42	(380)	54	(355)
Change in unrealized gain (loss) on investments, net of tax	747	(2,347)	(456)	(1,854)

Total comprehensive earnings	$16,038	$8,086	$29,258	$18,742

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

RECENT ACQUISITIONS AND NEW BUSINESS IMPLEMENTATION

In July 2005 we acquired AirLogix Inc. (AirLogix) for a purchase price of approximately $35.0 million plus transaction costs. AirLogix is a respiratory disease management provider. We will allocate the total purchase price to the net tangible assets acquired according to estimated fair values. Any excess purchase price will be allocated to identifiable intangible assets and goodwill.

In July 2005 we were awarded Medicaid contracts in Georgia by the Georgia Department of Community Health, subject to regulatory approval. Membership operations will commence January 1, 2006. Our subsidiary, Peach State Health Plan, Inc., will manage care for a portion of the Medicaid and SCHIP recipients in the Atlanta and Central regions.

Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

Effective May 1, 2005, we acquired certain Medicaid-related assets of SummaCare, Inc. for a purchase price of approximately $30.3 million. This transaction allows us to serve approximately 37,500 members in Ohio. The results of operations of this entity are included in our consolidated financial statements beginning May 1, 2005. The purchase price allocation resulted in estimated identified intangible assets of $1.9 million, representing purchased contract rights and a non-compete agreement, and goodwill of $28.4 million. The contract rights and non-compete agreement are being amortized over periods ranging from five to ten years.

Effective December 1, 2004, we acquired FirstGuard, Inc. and FirstGuard Health Plan, Inc., (FirstGuard) for a purchase price of $96.0 million. FirstGuard serves approximately 143,000 members in Kansas and Missouri. The results of operations of this entity are included in our consolidated financial statements beginning December 1, 2004. The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $8.0 million and goodwill of $87.0 million. The estimated identifiable intangible assets are being amortized over an estimated life of ten years.

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.9 million. We are now serving 22,100 members in Toledo, Ohio. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The purchase price allocation resulted in identified intangible assets of $1.8 million, representing purchased contract rights, provider network and a non-compete agreement, and goodwill of $5.1 million. The contract rights, provider network and non-compete agreement are being amortized over periods ranging from five to ten years.

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

Revenues and Revenue Recognition

We generate revenues in our Medicaid Managed Care segment primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. In addition, revenue is adjusted for rebates due to the states in the event profits exceed established levels. These adjustments are immaterial in relation to total revenue recorded and are reflected in the period known.

Our Specialty Services companies generate revenues from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans, state contracts and others. It also receives fees for certain school programs in Arizona. Our treatment compliance program receives fee income from the manufacturers of pharmaceuticals. Our nurse triage line receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

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

The primary drivers of our increasing revenue have been membership growth in our Medicaid Managed Care segment. We have increased our membership through internal growth as well as acquisitions. From June 30, 2004 to June 30, 2005, we increased our membership by 54.8% of which 21.1% was organic and 33.7% from acquisitions. The following table sets forth our membership by state:

	June 30,
	2005	2004
Indiana	152,800	132,900
Kansas	103,000	—
Missouri	39,900	—
New Jersey	52,900	54,000
Ohio	59,600	23,800
Texas	243,800	155,300
Wisconsin	173,400	167,300

Total	825,400	533,300

The following table sets forth our membership by line of business:

	June 30,
	2005	2004
Medicaid	637,300	460,300
SCHIP	176,200	63,200
SSI	11,900	9,800

Total	825,400	533,300

During the last 12 months, we entered the Kansas and Missouri markets through our acquisition of FirstGuard. We increased our Texas membership by approximately 83,000 from the SCHIP Exclusive Provider Organization (EPO) contract effective September 1, 2004. We increased our membership in Ohio through our acquisition of the Medicaid-related assets of SummaCare, Inc. Our membership increased in Indiana and Wisconsin from additions to our provider networks, increases in counties served and growth in the overall number of Medicaid beneficiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medicaid and SCHIP	80.9%	80.5%	80.8%	80.5%
SSI	85.2	97.8	89.3	98.5
Total	81.0	81.0	81.0	81.0

Our total health benefits ratio was flat in 2005 from 2004. The SSI health benefits ratio is affected by a low membership base and is subject to greater volatility as a percentage of premiums (although relatively immaterial in total dollars compared to total medical costs).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medicaid Managed Care	10.5%	10.2%	10.6%	10.3%
Specialty Services	58.8	46.4	54.6	49.7
Total	12.7	12.1	12.7	12.4

The increase in the Medicaid Managed Care general and administrative expenses ratio reflects the costs to manage our growing membership, as well as premium taxes effective July 1, 2004 in New Jersey and September 1, 2004 for our EPO membership in Texas.

The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. The results for the six months ended June 30, 2005 included approximately $1.5 million in start-up costs related to our behavioral health contract in Arizona.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Summarized comparative financial data are as follows ($ in millions except per share data):

	Six Months Ended June 30,
	2005	2004	% Change 2004-2005
Premium revenue	$679.4	$454.0	49.6%
Services revenue	2.6	5.1	(48.3)%

Total revenues	682.0	459.1	48.5%
Medical costs	550.0	367.8	49.6%
Cost of services	1.6	4.0	(61.1)%
General and administrative expenses	86.8	56.7	53.1%

Earnings from operations	43.6	30.6	42.5%
Investment and other income, net	3.5	2.7	29.8%

Earnings before income taxes	47.1	33.3	41.5%
Income tax expense	17.4	12.3	41.4%

Net earnings	$29.7	$21.0	41.6%

Diluted earnings per common share	$0.66	$0.48	37.5%

Revenues

Premium revenue for the six months ended June 30, 2005 increased 49.6% from the comparable period in 2004. This increase was due to the acquisition of the Medicaid-related assets of SummaCare, Inc., effective May 1, 2005; the acquisition of FirstGuard, effective December 1, 2004; organic growth in our existing markets; the addition of EPO members in Texas, effective September 1, 2004; and premium rate increases during the last 12 months.

Services revenue for the six months ended June 30, 2005 decreased 48.3% from the comparable period in 2004. This decrease was due to closing of clinic facilities in Texas and California as our behavioral health company transitioned from an employer of providers to a managed behavioral healthcare organization.

Operating Expenses

Medical costs increased 49.6% due to the growth in our membership as discussed above. Our health benefits ratio in 2005 was 81.0%, consistent with the comparable period in 2004.

Cost of services decreased 61.1% due to the decline in services revenue as discussed above.

General and administrative expenses increased 53.1% primarily due to expenses for additional facilities and staff to support our growth as well as the effect of premium taxes in New Jersey and Texas. For example, we incurred $1.5 million during the period in implementation costs related to our behavioral health contract in Arizona.

Other Income

Investment and other income increased 29.8% for the six months ended June 30, 2005 from the comparable period in 2004. The increase was due to higher average investment balances and an increase in market interest rates partially offset by higher interest expense from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2005 was 37.0%, consistent with the comparable period in 2004.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Summarized comparative financial data are as follows ($ in millions except per share data):

	Three Months Ended June 30,
	2005	2004	% Change 2004-2005
Premium revenue	$348.4	$231.3	50.6%
Services revenue	1.2	2.3	(46.8)%

Total revenues	349.6	233.6	49.7%
Medical costs	282.2	187.3	50.7%
Cost of services	0.7	2.0	(64.0)%
General and administrative expenses	44.4	28.4	56.5%

Earnings from operations	22.3	15.9	40.1%
Investment and other income, net	1.9	1.3	53.0%

Earnings before income taxes	24.2	17.2	41.0%
Income tax expense	9.0	6.4	40.9%

Net earnings	$15.2	$10.8	41.0%

Diluted earnings per common share	$0.34	$0.25	36.0%

Revenues

Premium revenue for the three months ended June 30, 2005 increased 50.6% from the comparable period in 2004. This increase was due to the acquisition of the Medicaid-related assets of SummaCare, Inc., effective May 1, 2005; the acquisition of FirstGuard, effective December 1, 2004; organic growth in our existing markets; the addition of EPO members in Texas, effective September 1, 2004; and premium rate increases during the last 12 months.

Services revenue for the three months ended June 30, 2005 decreased 46.8% from the comparable period in 2004. This decrease was due to closing of clinic facilities in Texas and California as our behavioral health company transitioned from an employer of providers to a managed behavioral healthcare organization.

Operating Expenses

Medical costs increased 50.7% due to the growth in our membership as discussed above. Our health benefits ratio in 2005 was 81.0% consistent with the comparable period in 2004.

Cost of services decreased 64.0% due to the decline in services revenue as discussed above.

General and administrative expenses increased 56.5% primarily due to expenses for additional facilities and staff to support our growth as well as the effect of premium taxes in New Jersey and Texas. For example, we incurred $1.3 million during the period in implementation costs related to our behavioral health contract in Arizona.

Other Income

Investment and other income increased 53.0% for the three months ended June 30, 2005 from the comparable period in 2004. The increase was due to higher average investment balances and an increase in market interest rates partially offset by higher interest expense from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2005 was 37.0%, consistent with the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used cash of $7.0 million in the six months ended June 30, 2005 and provided cash of $30.1 million in the comparable period in 2004. The decrease was primarily due to significant increases in premium and related receivables combined with a decrease in medical claims liabilities offset by an increase in net income. The increase in receivables resulted from an uncharacteristicly late capitation payment from the State of Wisconsin. This payment was held over the State’s fiscal year-end and was received in July along with the July payment. The decrease in medical claims liabilities resulted from a decrease in our days in claims payable due primarily to the timing of annual physician incentive payments.

Our investing activities used cash of $20.1 million in the six months ended June 30, 2005 compared to $15.4 million in the comparable period in 2004. The largest component of investing activities related to the acquisition of certain Medicaid-related assets from SummaCare, Inc. Of the total purchase price of approximately $30.3 million, $21.3 million was paid in cash and the remaining $9.0 million was paid through the issuance of our common stock. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of June 30, 2005, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.8 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

Our financing activities provided cash of $8.6 million in the six months ended June 30, 2005 compared to $1.4 million in the comparable period in 2004. The increase in cash was primarily related to proceeds of $10.0 million from borrowings on our revolving credit facility.

We spent $8.8 million and $5.1 million in the six months ended June 30, 2005 and 2004, respectively, on capital assets. We anticipate spending an additional $21 million on capital expenditures in 2005 related to office and market expansions and system upgrades.

At June 30, 2005, we had working capital, defined as current assets less current liabilities, of $22.5 million as compared to $22.1 million at December 31, 2004. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $130.9 million at June 30, 2005 and $178.4 million at December 31, 2004. Long-term investments were $156.9 million at June 30, 2005 and $139.0 million at December 31, 2004, including restricted deposits of $22.3 million and $22.2 million, respectively. At June 30, 2005, cash and investments held by our unregulated entities totaled $27.4 million while cash and investments held by our regulated entities totaled $260.5 million.

We have a five-year $100 million Revolving Credit Agreement with various financial institutions and LaSalle Bank National Association as administrative agent and arranger. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement bear interest at LIBOR plus 1.25%. This rate may change under differing capital structures over the life of the agreement. The agreement is secured by the common stock and membership interests of our subsidiaries. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2009 or on an earlier date in the instance of a default as defined in the agreement. As of July 25, 2005, we had $75.0 million in borrowings outstanding under the agreement, $15.0 million in letters of credit outstanding and were in compliance with all covenants. We have initiated an amendment to our credit facility to increase the total amount available.

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the six months ended June 30, 2005. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2005, our subsidiaries had aggregate statutory capital and surplus of $149.2 million, compared with the required minimum aggregate statutory capital and surplus requirements of $72.1 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2005, our Indiana, Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements. If adopted by Kansas, Missouri or New Jersey, risk-based capital may increase the minimum capital required for these subsidiaries. We continue to monitor the requirements in Kansas, Missouri and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 SFAS 123 (revised 2004), “Share Based Payment,” (SFAS 123R) was issued. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We are required to adopt SFAS 123R by January 1, 2006.

We currently utilize a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. We have not yet determined which model we will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented in Note 2 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $3.8 million and $1.5 million in the six months ended June 30, 2005 and 2004, respectively.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

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

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between August 31, 2005 and August 31, 2007. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for one or two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

Changes in Government Regulations Designed to Protect the Financial Interests of Providers and Members Rather Than Our Stockholders Could Force Us to Change How We Operate and Could Harm Our Business.

Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect the financial interests of health plan providers and members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules or changing interpretations of these laws and rules could, among other things:

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

In recent years, CMS has reduced the rates at which states are permitted to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services. The upper limit is currently 100% of Medicare payments for comparable services. Any further reductions in this limit could decrease the profitability of our health plans.

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

The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with this regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with new security regulations. In order to comply with new regulatory requirements, we were required to employ additional or different programs and systems. Further, compliance with new regulations could require additional changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

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

Changes in Healthcare Law and Benefits May Reduce Our Profitability.

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. For example, these changes could reduce the number of persons enrolled or eligible for Medicaid, reduce the reimbursement or payment levels for medical services or reduce benefits included in Medicaid coverage. More generally, we are unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare. Legislation or regulations that require us to change our current manner of operation, provide additional benefits or change our contract arrangements may seriously harm our operations and financial results.

If a State Fails to Renew its Federal Waiver Application for Mandated Medicaid Enrollment into Managed Care or Such Application is Denied, Our Membership in That State Will Likely Decrease.

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state’s application for renewal, membership in our health plans could decrease and our business could suffer.

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

In April 2004, the Bush Administration adopted a new policy that seeks to reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding. By restricting the use of intergovernmental transfers as part of states’ Medicaid contributions, this policy, if continued, may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.

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

In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired business or assets with our existing operations. This may include the integration of:

•	additional personnel who are not familiar with our operations and corporate culture;

•	provider networks that may operate on different terms than our existing networks;

•	existing members, who may decide to switch to another healthcare plan; and

•	disparate administrative, accounting and finance, and information systems.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123R which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005 the SEC delayed the implementation until the first annual period beginning after June 15, 2005. We are required to adopt SFAS 123R by January 1, 2006. The effect of expensing stock options in accordance with the original SFAS 123 is presented in Note 2 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $3.8 million and $1.5 million in the six months ended June 30, 2005 and 2004, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of June 30, 2005, we had short-term investments of $65.3 million and long-term investments of $156.9 million, including restricted deposits of $22.3 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2005, the fair value of our fixed income investments would decrease by approximately $3.9 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2005

There were no significant changes in our internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present. In 2004 the Court dismissed the claims as filed, but allowed Aurora to replead and seek a declaratory ruling clarifying the contract with respect to reimbursement for ambulatory surgery services. In March 2005, the Court granted Aurora summary judgment related to that claim. We are appealing the Court’s ruling. Although the exact amount of the dispute has not been determined, Aurora claims it exceeds $8 million. We continue to dispute the claim and plan to continue vigorously defending this matter.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on April 26, 2005. At the meeting, Michael F. Neidorff and John R. Roberts were reelected as Class I Directors. The votes with respect to each nominee are set forth below:

	Total Vote for Each Director	Total Vote Withheld From Each Director

Mr. Neidorff	37,475,532	1,263,659
Mr. Roberts	36,182,007	2,557,184

Additional directors of the Company whose terms of office continued after the meeting are Steve Bartlett, Robert K. Ditmore, David L. Steward and Tommy G. Thompson.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibits.

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Executive Severance and Change in Control Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed May 23, 2005.

10.2	Amendment Seventeen to the Kansas Healthwave Title XIX and Title XXI Capitated Managed Care Health Services Contract with FirstGuard Health Plan Kansas, Inc. 2006 Renewal, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed July 8, 2005.

10.3	First Amendment to Contract Between the Office of Medicaid Policy and Planning, The Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc., incorporated herein by reference to Exhibit 10.2 of Form 8-K filed July 8, 2005.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 25, 2005.

CENTENE CORPORATION

By:	/S/ MICHAEL F. NEIDORFF
Michael F. Neidorff
Chairman and Chief Executive Officer
(principal executive officer)

By:	/S/ KAREY L. WITTY
Karey L. Witty
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)