Form 10-Q
period 2005-09-30
CENTENE CORP
filed 2005-10-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-33395

Centene Corporation

(Exact name of registrant as specified in its charter)

Delaware	42-1406317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7711 Carondelet Avenue, Suite 800
St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of October 14, 2005, the registrant had 42,672,834 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,424	$84,105
Premium and related receivables, net of allowances of $156 and $462, respectively	43,235	31,475
Short-term investments, at fair value (amortized cost $58,760 and $94,442, respectively)	58,642	94,283
Other current assets	20,500	14,429

Total current assets	243,801	224,292
Long-term investments, at fair value (amortized cost $132,394 and $117,177, respectively)	130,347	116,787
Restricted deposits, at fair value (amortized cost $22,614 and $22,295, respectively)	22,344	22,187
Property, software and equipment	55,073	43,248
Goodwill	159,579	101,631
Other intangible assets	21,217	14,439
Other assets	7,250	5,350

Total assets	$639,611	$527,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$148,889	$165,980
Accounts payable and accrued expenses	47,302	31,737
Unearned revenue	12,437	3,956
Current portion of long-term debt and notes payable	486	486

Total current liabilities	209,114	202,159
Long-term debt	87,650	46,973
Other liabilities	9,614	7,490

Total liabilities	306,378	256,622
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 42,646,184 and 41,316,122 shares, respectively	43	41
Additional paid-in capital	186,659	165,391
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(1,522)	(407)
Retained earnings	148,053	106,287

Total stockholders’ equity	333,233	271,312

Total liabilities and stockholders’ equity	$639,611	$527,934

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Premiums	$395,667	$251,536	$1,075,027	$705,556
Services	4,975	2,207	7,619	7,320

Total revenues	400,642	253,743	1,082,646	712,876

Expenses:
Medical costs	331,050	202,974	881,021	570,720
Cost of services	2,002	2,111	3,573	6,149
General and administrative expenses	52,450	32,187	139,274	88,915

Total operating expenses	385,502	237,272	1,023,868	665,784

Earnings from operations	15,140	16,471	58,778	47,092
Other income (expense):
Investment and other income	2,818	1,683	7,461	4,529
Interest expense	(1,190)	(126)	(2,386)	(317)

Earnings before income taxes	16,768	18,028	63,853	51,304
Income tax expense	4,662	6,677	22,087	19,002

Net earnings	$12,106	$11,351	$41,766	$32,302

Earnings per share:
Basic earnings per common share	$0.28	$0.28	$0.99	$0.79
Diluted earnings per common share	$0.27	$0.26	$0.93	$0.74

Weighted average number of shares outstanding:
Basic	42,582,129	40,972,858	42,120,149	40,693,804
Diluted	45,278,328	43,640,180	45,078,852	43,364,120

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net earnings	$41,766	$32,302
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	9,658	7,219
Deferred income taxes	(3,567)	(303)
Tax benefits related to stock options	4,511	1,858
Stock compensation expense	3,557	44
Loss (gain) on sale of investments	58	(212)
Changes in assets and liabilities —
Premium and related receivables	(9,396)	(2,431)
Other current assets	(1,990)	(4,803)
Other assets	(1,380)	(1,773)
Medical claims liabilities	(17,091)	19,825
Unearned revenue	5,892	(3)
Accounts payable and accrued expenses	11,798	5,184
Other operating activities	1,096	568

Net cash provided by operating activities	44,912	57,475

Cash flows from investing activities:
Purchase of property, software and equipment	(16,837)	(9,487)
Purchase of investments	(108,630)	(207,385)
Sales and maturities of investments	129,095	188,918
Acquisitions, net of cash acquired	(55,410)	(7,005)

Net cash used in investing activities	(51,782)	(34,959)

Cash flows from financing activities:
Reduction of long-term debt and notes payable	(4,323)	(507)
Proceeds from borrowings	45,000	—
Proceeds from stock options and employee stock purchase plan	3,925	2,332
Other financing activities	(413)	—

Net cash provided by financing activities	44,189	1,825

Net increase in cash and cash equivalents	37,319	24,341

Cash and cash equivalents, beginning of period	84,105	64,346

Cash and cash equivalents, end of period	$121,424	$88,687

Interest paid	$2,184	$324
Income taxes paid	$19,658	$18,844

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions	$8,991	$—

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) provides multi-line managed care programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates health plans under its own state licenses in seven states and contracts with other managed care organizations to provide risk and non-risk management services. Centene’s Specialty Services segment contracts with Centene owned companies, as well as other healthcare organizations and state programs, to provide specialty services including behavioral health, disease management, nurse triage and treatment compliance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings	$12,106	$11,351	$41,766	$32,302
Stock-based employee compensation expense included in net earnings, net of tax	777	8	2,206	27
Stock-based employee compensation expense determined under fair value based method, net of tax	(2,003)	(909)	(6,035)	(2,358)

Pro forma net earnings	$10,880	$10,450	$37,937	$29,971

Basic earnings per common share:
As reported	$0.28	$0.28	$0.99	$0.79
Pro forma	$0.26	$0.26	$0.90	$0.74
Diluted earnings per common share:
As reported	$0.27	$0.26	$0.93	$0.74
Pro forma	$0.24	$0.24	$0.85	$0.69

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

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model it will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2, Basis of Presentation. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $4,511 and $1,858 in the nine months ended September 30, 2005 and 2004, respectively.

In October 2005 the Compensation Committee approved the immediate and full acceleration of vesting of 260,000 “out-of-the-money” stock options to certain of the Company’s employees. These employees did not include any of the Company’s executive officers or other employees at Vice President level or above. Each stock option issued as a part of these grants has an exercise price greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS 123R. The pre-tax charge to be avoided totals approximately $3,000 which would have been recognized over the years 2006, 2007, 2008 and 2009. This amount will be reflected in the pro forma disclosures of the 2005 consolidated year-end financial statements. The options that have been accelerated have an exercise price in excess of the current market value of the Company’s common stock, and, accordingly, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

In May 2005 SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

4. Acquisitions

AirLogix

Effective July 22, 2005, the Company acquired AirLogix, Inc., a disease management provider. The Company paid approximately $36,200 in cash and related transaction costs. If certain performance criteria are achieved, additional consideration of up to $5,000 may be paid. The results of operations for AirLogix are included in the consolidated financial statements since July 22, 2005.

The preliminary purchase price allocation resulted in estimated identified intangible assets of $5,000 and associated deferred tax liabilities of $1,900, and goodwill of approximately $31,200. The estimated identifiable intangible assets have an estimated useful life of five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

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

The preliminary purchase price allocation resulted in identified intangible assets of $1,900, representing purchased contract rights and a non-compete agreement, and goodwill of $28,400. The contract rights and non-compete agreement are being amortized over periods ranging from five to ten years. The acquired goodwill is deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

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

The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of the net tangible assets acquired by approximately $91,885. The Company has preliminarily allocated the excess purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets of $10,000 and associated deferred tax liabilities of $3,800 and goodwill of $85,685. The identifiable intangible assets have an estimated useful life of ten years. The acquired goodwill is not deductible for income tax purposes.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$12,106	$11,351	$41,766	$32,302

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	42,582,129	40,972,858	42,120,149	40,693,804
Common stock equivalents (as determined by applying the treasury stock method)	2,696,199	2,667,322	2,958,703	2,670,316

Weighted average number of common shares and potential dilutive common shares outstanding	45,278,328	43,640,180	45,078,852	43,364,120

Basic earnings per common share	$0.28	$0.28	$0.99	$0.79
Diluted earnings per common share	$0.27	$0.26	$0.93	$0.74

The calculation of diluted earnings per common share for the three months and nine months ended September 30, 2005 excludes the impact of 197,500 and 265,155 shares, respectively, related to stock options, unvested restricted stock and restricted stock units which are anti-dilutive. There were no anti-dilutive shares for the periods presented in 2004.

6. Contingencies

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with the Company’s Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming the Company had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present.

On September 1, 2005, the Company entered into a settlement and release agreement (Agreement) with Aurora which provides for complete and final settlement of the lawsuit. Under the terms of the Agreement, the Company paid $9,500 to Aurora, $5,000 of which was previously reserved and $4,500 was recorded as a pre-tax charge in the quarter ended September 30, 2005. Both parties agreed on the rates for ambulatory services through December 31, 2005 when the current contract expires. Subsequent to entering into the Agreement, the Company and Aurora agreed to a new, five year contract that will become effective as of January 1, 2006.

7. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains and losses on investments available for sale and follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$12,106	$11,351	$41,766	$32,302
Reclassification adjustment, net of tax	25	224	92	(354)
Change in unrealized gain (loss) on investments, net of tax	(738)	1,257	(1,207)	(374)

Total comprehensive earnings	$11,393	$12,832	$40,651	$31,574

8. Revolving Line of Credit

In September 2005, the Company executed an amendment to the five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The amendment increased the total amount available under the credit agreement to $200,000 from $100,000 including a sub-facility for letters of credit in an aggregate amount up to $50,000. In addition, under the amendment the lending institutions released the Company’s prior grant of a security interest in the outstanding common stock and membership interests of each of the Company’s subsidiaries. The credit agreement is now an unsecured facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2010 or on an earlier date in the instance of a default as defined in the agreement. As of September 30, 2005, the Company was in compliance with all covenants. At September 30, 2005, the outstanding borrowings totaled $75,000 bearing interest at a weighted average composite of 5.2% and outstanding letters of credit totaled $15,000.

9. Segment Information

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision makers to evaluate all results of operations.

Centene operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, disease management, nurse triage and treatment compliance functions.

Segment information for the three months ended September 30, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$373,589	$27,053	$—	$400,642
Revenue from internal customers	18,488	9,475	(27,963)	—

Total revenue	$392,077	$36,528	$(27,963)	$400,642

Earnings from operations	$15,542	$(402)	$—	$15,140

Segment information for the three months ended September 30, 2004, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$251,944	$1,799	$—	$253,743
Revenue from internal customers	15,307	5,358	(20,665)	—

Total revenue	$267,251	$7,157	$(20,665)	$253,743

Earnings from operations	$17,162	$(691)	$—	$16,471

Segment information for the nine months ended September 30, 2005, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,052,102	$30,544	$—	$1,082,646
Revenue from internal customers	53,306	26,108	(79,414)	—

Total revenue	$1,105,408	$56,652	$(79,414)	$1,082,646

Earnings from operations	$60,194	$(1,416)	$—	$58,778

Segment information for the nine months ended September 30, 2004, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$706,790	$6,086	$—	$712,876
Revenue from internal customers	44,864	15,135	(59,999)	—

Total revenue	$751,654	$21,221	$(59,999)	$712,876

Earnings from operations	$47,973	$(881)	$—	$47,092

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

OVERVIEW

We are a multi-line managed care organization that provides Medicaid and Medicaid-related programs and related services to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). We operate health plans in seven states. We also provide specialty services through contracts with our health plans, as well as other healthcare organizations and state programs. These specialty services include behavioral health, disease management, nurse triage and treatment compliance.

RECENT ACQUISITIONS AND NEW BUSINESS IMPLEMENTATION

Effective July 22, 2005, we acquired AirLogix, Inc., a disease management provider, for a purchase price of approximately $36.2 million. The results of operations of this entity are included in our consolidated financial statements since July 22, 2005. The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $5.0 million and goodwill of $31.2 million. The estimated identifiable intangible assets are being amortized over an estimated life of five years.

During the third quarter of 2005 we were awarded Medicaid contracts in Georgia by the Georgia Department of Community Health. Our subsidiary, Peach State Health Plan, Inc., will manage care for a portion of the Medicaid and SCHIP recipients in the Atlanta, Central and Southwest regions. Membership operations for the Atlanta and Central regions will commence April 1, 2006. Membership operations for the Southwest region will commence December 1, 2006.

Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona. We are now serving approximately 94,000 members in Arizona.

Effective May 1, 2005, we acquired certain Medicaid-related assets of SummaCare, Inc. for a purchase price of approximately $30.3 million. The results of operations of this entity are included in our consolidated financial statements beginning May 1, 2005. The purchase price allocation resulted in estimated identifiable intangible assets of $1.9 million, representing purchased contract rights and a non-compete agreement, and goodwill of $28.4 million. The contract rights and non-compete agreement are being amortized over periods ranging from five to ten years.

Effective December 1, 2004, we acquired FirstGuard, Inc. and FirstGuard Health Plan, Inc. (FirstGuard) for a purchase price of $96.0 million. The results of operations of this entity are included in our consolidated financial statements beginning December 1, 2004. The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $10.0 million and goodwill of $85.7 million. The estimated identifiable intangible assets are being amortized over an estimated life of ten years.

Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.9 million. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004. The purchase price allocation resulted in identifiable intangible assets of $1.8 million, representing purchased contract rights, provider network and a non-compete agreement, and goodwill of $5.1 million. The contract rights, provider network and non-compete agreement are being amortized over periods ranging from five to ten years.

REVENUE AND EXPENSE DISCUSSION AND KEY METRICS

Revenues and Revenue Recognition

We generate revenues in our Medicaid Managed Care segment primarily from premiums we receive from the states in which we operate to provide health benefits to our members. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. In addition, revenue is adjusted for rebates due to the states in the event profits exceeds established levels. These adjustments are immaterial in relation to total revenue recorded and are reflected in the period known.

Our Specialty Services companies generate revenues from a variety of sources. Our behavioral health company generates revenue via capitation payments from our health plans, state contracts, and fees for school programs in Arizona. Our disease management programs receive fees from healthcare organizations for disease management services. Our treatment compliance program receives fee income from the manufacturers of pharmaceuticals. Our nurse triage line receives fees from health plans, physicians and other organizations for providing continuous access to nurse advisors.

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

One of the primary drivers of our increasing revenue has been membership growth in our Medicaid Managed Care segment. We have increased our membership through internal growth as well as acquisitions. From September 30, 2004 to September 30, 2005, we increased our membership by 32.1%, of which 3.8% was due to organic growth and 28.3% was growth from acquisitions. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	September 30,
	2005		2004
Indiana	176,300		150,000
Kansas	107,600		—
Missouri	37,300		—
New Jersey	50,900		53,200
Ohio	58,100		23,500
Texas	243,600		250,200
Wisconsin	173,900		164,700

Total	847,700		641,600

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	September 30,
	2005		2004
Medicaid	657,500		479,500
SCHIP	176,900		152,100
SSI	13,300	(a)	10,000	(b)

Total	847,700		641,600

(a) 6,800 at-risk, 6,500 ASO

(b) 4,500 at-risk, 5,500 ASO

During the last 12 months, we entered the Kansas and Missouri markets through our acquisition of FirstGuard. We serve Medicaid and SCHIP membership in these two states. We increased our membership in Ohio through our acquisition of the

Medicaid-related assets of SummaCare, Inc. Our membership increased in Indiana and Wisconsin from additions to our provider networks, increases in counties served and growth in the overall number of Medicaid beneficiaries. Our membership decreased in Texas due to more stringent requirements for the SCHIP program.

Another primary driver of our increasing revenue has been growth in our Specialty Services segment. This segment provides behavioral health services to approximately 131,000 members through direct contracts with states and 652,000 members through contracts with our health plans.

Operating Expenses

Our operating expenses include medical costs, cost of services, and general and administrative expenses.

Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty services claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We utilize the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Medicaid and SCHIP	83.0%	80.4%	81.5%	80.5%
SSI	96.2	92.8	92.6	96.6
Medicaid Managed Care Total	83.3	80.7	81.7	80.9
Specialty Services	89.7	—	91.0	—
Total	83.7	80.7	82.0	80.9

Our total health benefits ratio increased in 2005 from 2004. This increase was due to the settlement of a lawsuit with Aurora Health Care, Inc., which increased our health benefits ratio by 1.2% for the three months ended September 30, 2005, and by 0.5% for the nine months ended September 30, 2005. Our ratio also increased due to the behavioral health contract in Arizona which necessitates a higher health benefits ratio, increasing it by 0.4% for the three months ended September 30, 2005 and 0.3% for the nine months ended September 30, 2005. Expansion into new markets, previously unmanaged by us, and increased SSI membership also contributed to the increase.

Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the labor and supplies related to the provision of services, cost of materials purchased and teacher salaries.

Our general and administrative expenses primarily reflect wages and benefits and other administrative costs related to the centralized functions that support all of our business units. The major centralized functions are claims processing, information systems and finance. Premium taxes are classified as general and administrative expenses. Our general and administrative expense ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to drive those revenues. The following table sets forth the general and administrative expense ratios by business segment and in total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Medicaid Managed Care	10.6%	10.5%	10.6%	10.4%
Specialty Services	30.2	56.0	38.9	51.8
Total	13.1	12.7	12.9	12.5

Our total general and administrative expense ratio increased due to implementation costs related to our new contracts in Arizona and Georgia, higher spending on information systems process improvements and increased contributions to our charitable foundation.

The Specialty Services ratio may vary depending on the various contracts and nature of the service provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. The results for the three and nine months ended September 30, 2005 reflect the operations of our behavioral health company in Arizona, effective July 1, 2005.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Summarized comparative financial data are as follows ($ in millions except per share data):

	Nine Months Ended September 30,
	2005	2004	% Change 2004-2005
Premium revenue	$1,075.0	$705.6	52.4%
Services revenue	7.6	7.3	4.1%

Total revenues	1,082.6	712.9	51.9%
Medical costs	881.0	570.7	54.4%
Cost of services	3.6	6.2	(41.9)%
General and administrative expenses	139.2	88.9	56.6%

Earnings from operations	58.8	47.1	24.8%
Investment and other income, net	5.1	4.2	20.5%

Earnings before income taxes	63.9	51.3	24.5%
Income tax expense	22.1	19.0	16.2%

Net earnings	$41.8	$32.3	29.3%

Diluted earnings per common share	$0.93	$0.74	25.7%

Revenues

Premium revenue for the nine months ended September 30, 2005 increased 52.4% from the comparable period in 2004. This increase was due to the expansion of operations with our behavioral health contract in the state of Arizona, effective July 1, 2005; the acquisition of the Medicaid-related assets of SummaCare, Inc., effective May 1, 2005; the acquisition of FirstGuard, effective December 1, 2004; organic growth in our existing markets; and the addition of EPO members in Texas, effective September 1, 2004. In addition, we received premium rate increases of 3.2% on a composite basis across all our markets.

Services revenue for the nine months ended September 30, 2005 increased 4.1% from the comparable period in 2004. This increase was due to the acquisition of AirLogix, effective July 22, 2005, partially offset by the closing of clinic facilities in Texas and California as our behavioral health company transitioned from an employer of providers to a managed behavioral healthcare organization.

Operating Expenses

Medical costs increased 54.4% due to the growth in our membership as discussed above. Our health benefits ratio in 2005 was 82.0% compared to 80.9% in 2004. This increase was due to the settlement of a lawsuit with Aurora Health Care, Inc. as previously discussed, the behavioral health contract in Arizona which necessitates a higher health benefits ratio, expansion into new markets and increased SSI membership.

Cost of services decreased 41.9% due to a decline in service revenue from our behavioral health company as discussed above partially offset by the increase in expenses related to AirLogix, effective July 22, 2005.

General and administrative expenses increased 56.6% primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona, Georgia, Kansas and Missouri, as previously described. For example, we incurred approximately $5.1 million during the period in implementation costs related to our new contracts in Arizona and Georgia.

Other Income

Investment and other income increased 20.5% for the nine months ended September 30, 2005 from the comparable period in 2004. The increase was due to higher average investment balances and an increase in market interest rates partially offset by higher interest expense from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2005 was 34.6%, compared to 37.0% in 2004. The decrease was primarily due to lower state income tax expense resulting from the resolution of state income tax examinations and the recognition of deferred tax benefits related to a change in law during the quarter.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Summarized comparative financial data are as follows ($ in millions except per share data):

	Three Months Ended September 30,
	2005	2004	% Change 2004-2005
Premium revenue	$395.6	$251.5	57.3%
Services revenue	5.0	2.2	125.4%

Total revenues	400.6	253.7	57.9%
Medical costs	331.1	203.0	63.1%
Cost of services	2.0	2.1	(5.2)%
General and administrative expenses	52.4	32.2	63.0%

Earnings from operations	15.1	16.4	(8.1)%
Investment and other income, net	1.6	1.6	4.6%

Earnings before income taxes	16.7	18.0	(7.0)%
Income tax expense	4.6	6.7	(30.2)%

Net earnings	$12.1	$11.3	6.7%

Diluted earnings per common share	$0.27	$0.26	3.8%

Revenues

Premium revenue for the three months ended September 30, 2005 increased 57.3% from the comparable period in 2004. This increase was due to the expansion of operations with our behavioral health contract in Arizona, effective July 1, 2005; the acquisition of the Medicaid-related assets of SummaCare, Inc., effective May 1, 2005; the acquisition of FirstGuard, effective December 1, 2004; organic growth in our existing markets; and the addition of EPO members in Texas, effective September 1, 2004. In addition, we received premium rate increases of 1.2% on a composite basis across all our markets.

Services revenue for the three months ended September 30, 2005 increased 125.4% from the comparable period in 2004. This increase was due to the acquisition of AirLogix, effective July 22, 2005 partially offset by the closing of clinic facilities in Texas and California as our behavioral health company transitioned from an employer of providers to a managed behavioral healthcare organization.

Operating Expenses

Medical costs increased 63.1% due to the growth in our membership as discussed above. Our health benefits ratio in 2005 was 83.7% compared to 80.7% in 2004. This increase was due to the settlement of a lawsuit with Aurora Health Care, Inc., as previously discussed, the behavioral health contract in Arizona which necessitates a higher health benefits ratio, expansion into new markets and increased SSI membership.

Cost of services decreased 5.2% due to a decline in service revenue from our behavioral health company as discussed above partially offset by the increase in expenses related to AirLogix, effective July 22, 2005.

General and administrative expenses increased 63.0% primarily due to expenses for additional facilities and staff to support our growth especially in Arizona, Georgia, Kansas and Missouri. For example, we incurred approximately $2.6 million during the period in implementation costs related to our new contracts in Arizona and Georgia.

Other Income

Investment and other income increased 4.6% for the three months ended September 30, 2005 from the comparable period in 2004. The increase was due to higher average investment balances and an increase in market interest rates partially offset by higher interest expense from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2005 was 27.8% compared to 37.0% in 2004. The decrease was primarily due to lower state income tax expense resulting from the resolution of state income examinations and the recognition of deferred tax benefits related to a change in law during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities provided cash of $44.9 million in the nine months ended September 30, 2005 and provided cash of $57.5 million in the comparable period in 2004. The decrease was primarily due to a decrease in medical claims liabilities combined with an increase in premium and related receivables offset by an increase in net income. The decrease in medical claims liabilities resulted from the payment made to Aurora Health Care, Inc. under the settlement agreement signed in September 2005; a decrease in pended claims, claims on hold awaiting further clarification; and a decrease in average claims inventory due to operational improvements made during the period. The increase in receivables resulted primarily from the timing of delivery receivable collections.

Our investing activities used cash of $51.8 million in the nine months ended September 30, 2005 compared to $35.0 million in the comparable period in 2004. The largest component of investing activities related to the acquisitions of AirLogix and certain Medicaid-related assets from SummaCare, Inc. Approximately $34.1 million was paid, net of cash acquired, for AirLogix. Of the total purchase price of approximately $30.3 million paid to SummaCare, $21.3 million was paid in cash and the remaining $9.0 million was paid through the issuance of our common stock. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of September 30, 2005, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.8 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

Our financing activities provided cash of $44.2 million in the nine months ended September 30, 2005 compared to $1.8 million in the comparable period in 2004. The increase in cash was primarily related to proceeds of $45.0 million from borrowings on our revolving credit facility.

We spent $16.8 million and $9.5 million in the nine months ended September 30, 2005 and 2004, respectively, on capital assets. We anticipate spending an additional $9.5 million on capital expenditures in 2005 related to office and market expansions and system upgrades.

At September 30, 2005, we had working capital, defined as current assets less current liabilities, of $34.7 million as compared to $22.1 million at December 31, 2004. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $180.1 million at September 30, 2005 and $178.4 million at December 31, 2004. Long-term investments were $152.7 million at September 30, 2005 and $139.0 million at December 31, 2004, including restricted deposits of $22.3 million and $22.2 million, respectively. At September 30, 2005, cash and investments held by our unregulated entities totaled $27.7 million while cash and investments held by our regulated entities totaled $305.1 million.

On September 9, 2005, we executed an amendment to our Revolving Credit Agreement dated September 14, 2004, with several lending institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The amendment increased the total amount available under the credit agreement to $200 million from $100 million, including a sub-facility for letters of credit in an aggregate amount up to $50 million. In addition, under the amendment the lending institutions released our prior grant of a security interest in the outstanding common stock and membership interests of each of our subsidiaries. The credit agreement is now an unsecured facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement bear interest at LIBOR plus 1.25%. This rate may change under differing capital structures over the life of the agreement. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire on September 9, 2010 or on an earlier date in the instance of a default as defined in the agreement. As of September 30, 2005, we had $75.0 million in borrowings outstanding under the agreement, $15.0 million in letters of credit outstanding and were in compliance with all covenants.

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the nine months ended September 30, 2005. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

As managed care organizations, our subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity’s level of statutory net income and statutory capital and surplus.

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2005, our subsidiaries had aggregate statutory capital and surplus of $176.4 million, compared with the required minimum aggregate statutory capital and surplus requirements of $82.6 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2005, our Indiana, Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements. If adopted by Kansas, Missouri or New Jersey, risk-based capital may increase the minimum capital required for these subsidiaries. We continue to monitor the requirements in Kansas, Missouri and New Jersey and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

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

We currently utilize a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. We have not yet determined which model we will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented in Note 2 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $4.5 million and $1.9 million in the nine months ended September 30, 2005 and 2004, respectively.

In October 2005 the Compensation Committee approved the immediate and full acceleration of vesting of 260,000 “out-of-the-money” stock options to certain of our employees. These employees did not include any of our executive officers or other employees at Vice President level or above. Each stock option issued as a part of these grants has an exercise price greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration is to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of earnings, as a result of SFAS 123R. The pre-tax charge to be avoided totals approximately $3.0 million which would have been recognized over the years 2006, 2007, 2008 and 2009. This amount will be reflected in the pro forma disclosures of the 2005 consolidated year-end financial statements. The options that have been accelerated have an exercise price in excess of the current market value of our common stock, and, accordingly, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

In May 2005 SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

Risks Related to Being a Regulated Entity

Reduction in Medicaid, SCHIP and SSI Funding Could Substantially Reduce Our Profitability.

Most of our revenues come from Medicaid, SCHIP and SSI premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, SCHIP and SSI funding and premium rates may be affected by continued government efforts to contain medical costs and may further be affected by state and federal budgetary constraints. For example, in August 2004, the Centers for Medicare & Medicaid Services, or CMS, proposed a rule that would have required states to estimate improper payments made under their Medicaid and SCHIP programs, report such overpayments to Congress, and, if necessary, take actions to reduce erroneous payments. In October 2005, CMS announced an interim rule under which a CMS contractor will randomly select states for review once every three years to estimate each state’s rate of erroneous payments, the federal share of which the states will be required to return to CMS. In February 2005, the Bush administration called for changes in Medicaid that would cut payments for prescription drugs and give states new power to reduce or reconfigure benefits. The Bush administration has also proposed to reduce total federal funding for the Medicaid program, with a reduction of $10 billion in the budget over the next five years. It is unclear whether states (such as Texas) will receive supplemental Federal funds sufficient to reflect the unanticipated arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita. Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility. We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between December 31, 2005 and August 31, 2007. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. Our contracts are generally intended to run for one or two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect the financial interests of health plan providers and members rather than stockholders. Changes in existing laws and rules, the enactment of new laws and rules or changing interpretations of these laws and rules could, among other things:

•	force us to restructure our relationships with providers within our network;

•	require us to implement additional or different programs and systems;

•	mandate minimum medical expense levels as a percentage of premium revenues;

•	restrict revenue and enrollment growth;

•	require us to develop plans to guard against the financial insolvency of our providers;

•	increase our healthcare and administrative costs;

•	impose additional capital and reserve requirements; and

•	increase or change our liability to members in the event of malpractice by our providers.

For example, Congress has considered various forms of patient protection legislation commonly known as the Patients’ Bill of Rights and such legislation is frequently proposed in Congress. We cannot predict the impact of this legislation, if adopted, on our business.

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

The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules, and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with this regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with recent security regulations. In order to comply with new regulatory requirements, we were required to employ additional or different programs and systems. Further, compliance with new regulations could require additional changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Changes in Healthcare Law and Benefits May Reduce Our Profitability.

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. For example, these changes could reduce the number of persons enrolled or eligible for Medicaid, reduce the reimbursement or payment levels for medical services or reduce benefits included in Medicaid coverage. More generally, we are unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare. Legislation or regulations that require us to change our current manner of operation, benefits provided or our contract arrangements may seriously harm our operations and financial results.

If a State Fails to Renew a Required Federal Waiver for Mandated Medicaid Enrollment into Managed Care or Such Application is Denied, Our Membership in That State Will Likely Decrease.

States may administer Medicaid managed care programs pursuant to demonstration programs or required waivers of federal Medicaid standards. Waivers and demonstration programs are generally approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew such a waiver or demonstration program or the Federal government denies a state’s application for renewal, membership in our health plans in the state could decrease and our business could suffer.

Changes in Federal Funding Mechanisms May Reduce Our Profitability.

The Bush Administration has proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive, instead of federal matching funds, combined Medicaid-SCHIP “allotments” for acute and long-term healthcare for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

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

In February 2005, the Bush Administration called for changes in Medicaid that would cut payments for prescription drugs and give states new power to reduce or reconfigure benefits. The Administration has also proposed to reduce Federal Medicaid spending by $10 billion over the next five years. It is unclear whether, and if so, when, states (such as Texas) will receive supplemental Federal funds sufficient to reflect the unanticipated arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita. Any reduction or reconfiguration of state funding could adversely affect our growth, operations and financial performance.

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

We are seeking to diversify our business lines into areas that complement our Medicaid business in order to grow our revenue stream and balance our dependence on Medicaid risk reimbursement. In 2005, for example, we acquired Airlogix, Inc., a disease management company. In order to diversify our business, we must succeed in selling the services of our specialty subsidiaries not only to our managed care plans, but to programs operated by third-parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our Medicaid programs. Our inability to market specialty services to other programs may impair our ability to execute our business strategy.

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

Operations in Arizona, Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123R which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005 the SEC delayed the implementation until the first annual period beginning after June 15, 2005. We are required to adopt SFAS 123R by January 1, 2006. The effect of expensing stock options in accordance with the original SFAS 123 is presented in Note 2 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $4.5 million and $1.9 million in the nine months ended September 30, 2005 and 2004, respectively.

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

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. Moreover, our acquisition activity requires frequent transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, from operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of September 30, 2005, we had short-term investments of $58.6 million and long-term investments of $152.7 million, including restricted deposits of $22.3 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2005, the fair value of our fixed income investments would decrease by approximately $3.5 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2005

There were no significant changes in our internal controls over financial reporting that occurred during the Company’s quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

Aurora Health Care, Inc. (Aurora) provides medical professional services under a contract with our Wisconsin health plan subsidiary. In May 2003, Aurora filed a lawsuit in the Milwaukee County Circuit Court claiming we had failed to adequately reimburse Aurora for services rendered during the period from 1998 to the present.

On September 1, 2005, we entered into a settlement and release agreement (Agreement) with Aurora which provides for complete and final settlement of the lawsuit. Under the terms of the Agreement, we paid $9.5 million to Aurora, $5 million of which was previously reserved and $4.5 million was recorded as a pre-tax charge in the quarter ended September 30, 2005. Both parties agreed on the rates for ambulatory services through December 31, 2005 when the current contract expires. Subsequent to entering into the agreement, both parties agreed to a new, five year contract that will become effective as of January 1, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of Stockholders on July 22, 2005. At the meeting, our stockholders approved amendments to our 2003 Stock Incentive Plan (the Plan) to the effect that the number of shares of common stock available under the Plan was increased from 3,750,000 to 5,100,000 among other changes. The results were 30,880,605 votes for, 4,052,675 votes against, and 52,268 abstentions.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1

Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Healthy Families, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed July 22, 2005.

10.2	2003 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed July 28, 2005.

10.3	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.2 of Form 8-K filed July 28, 2005.

10.4	Form of Nonstatutory Stock Option Agreement (Non-employees), incorporated herein by reference to Exhibit 10.3 of Form 8-K filed July 28, 2005.

10.5	Form of Nonstatutory Stock Option Agreement (Employees), incorporated herein by reference to Exhibit 10.4 of Form 8-K filed July 28, 2005.

10.6	Form of Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.5 of Form 8-K filed July 28, 2005.

10.7	Form of Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 of Form 8-K filed July 28, 2005.

10.8	Form of Restricted Stock Agreement.

10.9	Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State.

10.10	Settlement and Release Agreement with Aurora Health Care, Inc.

10.11	Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial party hereto and LaSalle Bank National Association.

10.12	Summary of Compensatory Arrangements with Executive Officers.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2005.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Karey L. Witty
Karey L. Witty Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)