Form 10-K
period 2005-12-31
CENTENE CORP
filed 2006-02-24
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2005, was $1,393,980,683.

As of December 31, 2005 the registrant had 42,988,230 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2006 annual meeting of stockholders are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

“BUCKEYE COMMUNITY HEALTH PLAN,” “CENTENE,” “FIRSTGUARD HEALTH PLAN,” “MANAGED HEALTH SERVICES,” “NURSEWISE,” “START SMART FOR YOUR BABY” and “UNIVERSITY HEALTH PLANS” are our registered service marks. This filing also contains trademarks, service marks and trade names of other companies.

PART I

Item 1. Business

OVERVIEW

We are a multi-line healthcare enterprise that provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). In addition, we provide specialty services including behavioral health, disease management, nurse triage and treatment compliance to our own and other healthcare organizations. Effective January 2006, we acquired US Script, Inc., a privately held pharmacy benefits manager (PBM). This acquisition has added pharmacy benefits management to our specialty product line. We have health plans in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin. Our health plan in Georgia will begin membership operations in 2006. We also provide specialty services in each of the states in which we have health plans as well as free-standing programs in Arizona.

We believe our local approach to managing our subsidiaries, including provider and member services, enables us to provide accessible, high quality, culturally-sensitive healthcare services to our communities. Our disease management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

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

INDUSTRY

Established in 1965, Medicaid is the largest publicly funded program in the United States, providing health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs—one for each U.S. state, each U.S. territory and the District of Columbia. The National Association of State Budget Officers (NASBO) estimates the total Medicaid market was approximately $310 billion in 2004 and the federal Centers for Medicare and Medicaid Services, or CMS, estimate the market will grow to over $400 billion by fiscal year 2007. Medicaid spending increased by 7.5% in fiscal 2005 according to the most recent survey by the Kaiser Commission on Medicaid and the Uninsured. States appropriated an increase of 5.5% for Medicaid in fiscal 2006 budgets. The NASBO reports Medicaid expenditures are approximately 22% of all state spending. Medicaid eligibility is based on a combination of income and asset requirements subject to federal guidelines, often determined by an income level relative to the federal poverty level. The number of persons covered by Medicaid increased from 23 million in 1989 to approximately 45 million in 2005. Historically, children have represented the largest eligibility group.

SSI beneficiaries receive the majority of their healthcare needs through Medicaid. SSI beneficiaries are people with chronic physical disabilities or behavioral health impairments. State Medicaid expenditures related to the SSI population represents the largest component of all Medicaid-related expenses.

The Balanced Budget Act of 1997 created SCHIP to help states expand coverage primarily to children whose household income level does not allow them to qualify for Medicaid. SCHIP is the single largest expansion of health insurance coverage for children since the enactment of Medicaid and some states include the parents of these children in their SCHIP programs. Costs related to the largest eligibility group, children, are primarily composed of pediatrics and family care. These costs tend to be more predictable than other healthcare issues which predominantly affect the adult population.

While Medicaid programs have directed funds to many individuals who cannot afford or otherwise maintain health insurance coverage, they did not initially address the inefficient and costly manner in which the Medicaid population tends to access healthcare. Medicaid recipients in non-managed care programs typically have not sought preventive care or routine treatment for chronic conditions, such as asthma and diabetes. Rather, they have sought healthcare in hospital emergency rooms, which tends to be more expensive. As a result, many states have found that the costs of providing Medicaid benefits have increased while the medical outcomes for the recipients remained unsatisfactory.

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives. Continued pressure on states’ Medicaid budgets should cause public policy to recognize the value of managed care as a means of delivering quality health care and effectively controlling costs. A growing number of states, including each of the seven states in which we operate health plans, have mandated that their Medicaid recipients enroll in managed care plans. Currently, 42 states have mandated managed care for some or all of their Medicaid recipients and other states are considering moving to a mandated managed care approach. As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the Medicaid, SSI and SCHIP populations. We believe our approach and strategy enable us to be a growing participant in this market.

OUR APPROACH

Our multi-line managed care approach is based on the following key attributes:

•	Multi-Business Lines. We have provided benefits to Medicaid recipients for over 20 years. We are completing the third year of a longer term program to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations. For example, in January 2006 we acquired US Script, Inc., a PBM. In July 2005 we acquired AirLogix, Inc., a disease management provider. We believe these and other business lines will allow us to expand our services, diversify our sources of revenue, and provide better outcomes for our members.

•

Medicaid Expertise. Over the last 21 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We do this primarily by supplying nurse case managers who support our provider network in implementing disease management programs and by supplying incentives for our provider network to provide preventive care on a regular basis. We recruit and train staff and providers who are attentive to the needs of our members and who are experienced in working with culturally diverse, low-income Medicaid populations. Our experience in working with state regulators helps us to implement and deliver our programs and services efficiently and offers us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate.

•	Localized Services, Support and Branding. We provide access to services through local networks of providers and staff who focus on the cultural norms of their individual communities. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through employment and education on how best to access care. Our behavioral health company operates school programs in Arizona which provide special education programs directly in local schools. We use locally recognized company names, and we tailor our materials and processes to meet the needs of the communities we serve. Our decentralized approach to community-based service results in local accountability and improved access.

•	Collaborative Approach With States. Our approach is to work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid, SSI and SCHIP and expand the types of benefits offered. Our approach is to do this while maintaining adequate levels of provider compensation and protecting our margins.

•	Physician-Driven Approach Within Our Health Plans. We have implemented a physician-driven approach in which our contracted physicians are actively engaged in developing and implementing our healthcare delivery policies and strategies. Our local boards of directors, quality committees and advisory boards, who help shape the character and quality of our organization, have significant provider representation in each of our principal geographic markets. This approach is designed to eliminate unnecessary costs, improve service to our members and simplify the administrative burdens on our providers. It has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base.

•	Efficiency of Business Model. We have designed our business model to allow us to readily add new members in our existing markets, expand into new regions in which we choose to operate and more fully develop our services. The combination of our decentralized local approach to operating our subsidiaries and our centralized finance, information systems and claims processing allows us to quickly and economically integrate new business opportunities in both our Medicaid Managed Care and Specialty Services segments.

•	Specialized Systems and Technology. Through our specialized information systems we are able to strengthen our relationships with providers and states which helps us to grow our membership base. We have committed to continually update our systems and invest in technology upgrades. These systems also help us identify needs for new healthcare and specialty programs. Physicians can use our claims, utilization and membership data to manage their practices more efficiently, and they also benefit from our timely and accurate payments. State agencies can use data from our information systems to demonstrate that their Medicaid populations receive quality healthcare in an efficient manner. Our ScriptAssist program uses specialized software and psychological-based tools to improve treatment compliance in an efficient and scalable manner.

OUR STRATEGY

Our objective is to become the leading multi-line Medicaid and Medicaid-related healthcare enterprise. We intend to achieve this objective by implementing the following key components of our strategy:

•	Diversify Our Business Lines. We seek to broaden our business lines into areas that complement our business to enable us to grow our revenue and income stream. In January 2006, we acquired US Script,

Inc., a PBM. In 2005 we acquired AirLogix, Inc., a disease management provider. In 2003 we acquired Cenpatico, a behavioral health services company, and purchased assets of ScriptAssist, a treatment compliance company. In addition to the services provided through these acquisitions and NurseWise, our 24-hour telephone triage service, we are considering other lines of business that would complement our core business. We believe we have opportunities to offer these services to other healthcare organizations, states and other commercial entities.

•	Address Emerging State Needs. We are working to assist the states in which we operate in addressing their various economic challenges. We seek to assist states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. For example, in 2005 we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona. Effective January 1, 2005, Cenpatico was awarded a behavioral health contract to serve SCHIP members in Kansas. By helping states structure an appropriate level and range of Medicaid, SCHIP, SSI and specialty services, we seek to ensure that we are able to continue to provide those services on terms that protect our targeted gross margins, provide an acceptable return to our stockholders and grow our business.

•	Increase Penetration of Existing State Markets. We intend to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. In 2005, the Office of Medicaid Policy and Planning implemented mandatory managed care enrollment across all counties in Indiana. This transition primarily led to our increased membership in the State of Indiana. In 2004, we were awarded a SCHIP Exclusive Provider Organization (EPO) contract. Through this contract we serve approximately 80,200 SCHIP members in Texas. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets. For example, in 2005 we acquired certain Medicaid-related assets from SummaCare, Inc. in Ohio.

•	Develop and Acquire Additional State Markets. We continue to leverage our experience and disciplined approach to identify and develop new markets by seeking both to acquire existing businesses and to build our own operations. We expect to focus our expansion in states where Medicaid recipients are mandated to enroll in managed care organizations. For example, in 2005 we were awarded Medicaid contracts in Georgia. We entered the Kansas and Missouri markets effective December 1, 2004 through our acquisitions of FirstGuard, Inc. and FirstGuard Health Plan, Inc. (collectively, FirstGuard). We also entered the Ohio market effective January 1, 2004 through our acquisition of Medicaid-related assets from Family Health Plan, Inc.

•	Leverage Our Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in our infrastructure to further drive efficiencies in our operations and to add functionality to improve the service we provide to our members and other organizations at a low cost. Our centralized functions enable us to add members and markets quickly and economically. For example, we opened a new claims processing facility in Montana to accommodate our growth initiatives, providing geographic diversity for this centralized function.

MEDICAID MANAGED CARE

Health Plans

We have regulated subsidiaries offering healthcare services in each state we serve. We have never been denied a contract renewal from a state in which we do business. The table below provides summary data for the state markets we currently serve.

	Indiana	Kansas	Missouri	New Jersey	Ohio	Texas	Wisconsin
Local Health Plan Name	Managed Health Services	FirstGuard Health Plan	FirstGuard Health Plan	University Health Plans	Buckeye Community Health Plan	Superior HealthPlan/ Network	Managed Health Services
First Year of Operations	1995	1999	1997	1994	2004	1999	1984
Counties Served at December 31, 2005	92	105	9	20	2	195	27
Membership at December 31, 2005	193,300	113,300	36,000	56,500	58,700	242,000	172,100

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

• improved medical outcomes

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally based staff assist members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

• primary and specialty physician care	• 24-hour nurse advice line

• inpatient and outpatient hospital care	• transportation assistance

• emergency and urgent care	• vision care

• prenatal care	• dental care

• laboratory and x-ray services	• immunizations

• home health and durable medical equipment	• prescriptions and limited over-the-counter drugs

• behavioral health and substance abuse services

We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

•	CONNECTIONS is a community face-to-face outreach and education program designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member’s health, such as nutritional challenges and health education shortcomings. CONNECTIONS representatives also contact new members by phone or mail to discuss managed care, the Medicaid program and our services. Our CONNECTIONS representatives make home visits, conduct educational programs and represent our health plans at community events such as health fairs.

•	Start Smart For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, and increase well-child visits. The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a provider for the infant and scheduling newborn follow-up visits.

•	EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services. We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•	Disease Management Programs are designed to help members understand their disease and treatment plan and improve their health outcomes in a cost effective manner. These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and prenatal care. Our SSI program uses a proprietary assessment tool that effectively identifies barriers to care, unmet functional needs, available social supports and the existence of behavioral health conditions that impede a member’s ability to maintain a proper health status. Care coordinators develop individual care plans with the member and healthcare providers ensuring the full integration of behavioral, social and acute care services. These care plans, while specific to an SSI member, incorporate “Condition Specific” practices in collaboration with physician partners and community resources.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of December 31, 2005, our health plans contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Indiana	793	1,243	40
Kansas	1,291	4,335	155
Missouri	373	1,950	44
New Jersey	1,848	4,213	78
Ohio	508	1,980	9
Texas	4,715	10,038	324
Wisconsin	1,958	3,605	63

The primary care physician is a critical component in care delivery, management of costs and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and OB/GYNs. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians.

We work with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs. In addition, we are governed by state prompt payment policies. Our programs are also designed to help the physicians coordinate care outside of their offices.

We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members. The following are among the services we provide to support physicians:

•	Customized Utilization Reports provide certain of our contracted physicians with information that enables them to run their practices more efficiently and focuses them on specific patient needs. For example, quarterly detail reports update physicians on their status within their risk pools. Equivalency reports provide physicians with financial comparisons of capitated versus fee-for-service arrangements.

•	Case Management Support helps the physician coordinate specialty care and ancillary services for patients with complex conditions and direct members to appropriate community resources to address both their health and socio-economic needs.

•	Web-based Claims and Eligibility Resources have been implemented in selected markets to provide physicians with on-line access to perform claims and eligibility inquiries.

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

We provide access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay physicians under a capitated or fee-for-service arrangement.

•	Under our capitated contracts, primary care physicians are paid a monthly fee for each of our members assigned to his or her practice and are at risk for all costs related to primary and specialty physician and emergency room services. In return for this payment, these physicians provide all primary care and preventive services, including primary care office visits and EPSDT services. If these physicians also provide non-capitated services to their assigned members, they may receive payment under fee-for-service arrangements at Medicaid rates.

•	Under our fee-for-service contracts with physicians, particularly specialty care physicians, we pay the physicians a negotiated fee for covered services. This model is characterized as having no financial risk for the physician. In addition, this model requires management oversight because our total cost may increase as the units of services increase or as more expensive services are replaced for less expensive services. We have prior authorization procedures in place to make sure that high cost diagnostic and other services are medically appropriate.

Where appropriate, our health plans utilize Cenpatico to provide behavioral health services. We also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit. In our health plans, where prescription and limited over-the-counter drugs are a covered benefit, we have fee-for-service arrangements with national pharmacy vendors that provide a pharmacy network. Beginning in 2006, we intend to move our pharmacy network to US Script, the PBM we acquired in January 2006.

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

Management Information Systems

The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems which are located in St. Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate internal growth and growth from acquisitions. We have the ability to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions.

Our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing system is capable of expanding to support additional members in an efficient manner as needed.

We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party. This plan allows us complete access to the business resumption centers and hot-site facilities provided by the plan.

SPECIALTY SERVICES

Our Specialty Services segment is a key component of our healthcare enterprise and complements our core Medicaid Managed Care business. The specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and effectively control costs. Our specialty services are provided primarily through the following interrelated businesses:

•	AirLogix is a chronic respiratory disease management provider. Through their specialization in respiratory management, AirLogix uses self-care therapies, in-home interaction and informatics processes to deliver highly effective clinical results, enhanced patient-provider satisfaction and greater cost reductions in respiratory management.

•	Cenpatico manages behavioral healthcare for members via a contracted network of providers. Cenpatico works with providers to determine the best course of treatment for a given diagnosis and helps ensure members and their providers are aware of the full array of services available. Our networks feature a range of services so that patients can be treated at an appropriate level of care. We also run school-based programs in Arizona that focus on students with special needs. Cenpatico has received full accreditation under the Health Plan Standards of the Utilization Review Accreditation Committee, also known as URAC. The accreditation is effective January 1, 2005 through January 1, 2008.

•	NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach customer service representatives and bilingual nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments. Call volume is based on membership levels and seasonal variation.

•	ScriptAssist is a treatment compliance program that uses psychological-based tools to predict which patients are likely to be non-compliant regarding taking their medications, and then to motivate those at-risk patients to adhere to their doctors’ advice. ScriptAssist uses registered nurses to educate patients about the reasons for the medications they were prescribed, to provide accurate information about side effects and risks of such medications, and to keep the doctors informed of the patients’ progress between visits.

•	US Script is a PBM that administers pharmacy benefits and processes pharmacy claims via its proprietary claims processing software. US Script has developed and administers a contracted national network of retail pharmacies. The addition of US Script is consistent with our strategy to build a multi-line healthcare enterprise and provides a platform to reduce our prescription drug costs.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program was first established in 1998 and provides methods by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care and helps assure that our values are reflected in everything we do.

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

Our internal Corporate Compliance website, accessible by all employees, contains our Business Ethics and Conduct Policy; our Mission, Values and Philosophies and Compliance Programs; a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to report suspected incidents of fraud, abuse or other violations. The audit committee and the board of directors review a full compliance report, including an incident log, on a quarterly basis.

COMPETITION

In our business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

•	Primary Care Case Management Programs are programs established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited medical management oversight.

•	National and Regional Commercial Managed Care Organizations have Medicaid members in addition to members in private commercial plans. Some of these organizations offer a range of specialty services including pharmacy benefits management, behavioral health management, disease management, and nurse triage call support centers.

•	Medicaid Managed Care Organizations focus solely on providing healthcare services to Medicaid recipients. Many of these operate in one city or state and are owned by providers, primarily hospitals. Their membership is small relative to the infrastructure that is required for them to do business. Such organizations include behavioral health managed care organizations and disease management entities that may vie for Medicaid contracts. There are a few multi-state Medicaid-only organizations that tend to be larger in size and, therefore, are able to leverage their infrastructure over larger memberships.

We will continue to face varying levels of competition as we expand in our existing service areas or enter new markets as federal regulations require at least two competitors in each service area. Healthcare reform proposals may cause a number of commercial managed care organizations already in our service areas to decide to enter or exit the Medicaid market. The licensing requirements and bidding and contracting procedures in some states, in the absence of specific healthcare experience, however, present barriers to entry into the Medicaid managed healthcare industry.

We compete with other managed care organizations and specialty companies for state contracts. In order to grant a contract, state governments consider many factors. These factors include quality of care, financial requirements, an ability to deliver services and establish provider networks and infrastructure.

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

FINANCIAL INFORMATION

All of our revenue is derived from operations within the United States and its territories. Our managed care subsidiaries in Indiana, Kansas, Texas and Wisconsin have revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2005. Other financial information about our segments is found in Note 17 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

State Contracts

In order to be a Medicaid Managed Care organization in each of the states in which we operate, we must operate under a contract with the state’s Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. We receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state.

During 2005, we entered into a contract with the Arizona Department of Health Services / Division of Behavioral Health Services to provide behavioral healthcare services through our subsidiary, Cenpatico. The contract commenced July 1, 2005 and has an initial termination date of June 30, 2008. The contract may be extended for up to two additional years. The contract may be terminated by the state for non-performance or mutual agreement of the parties.

During 2005, we entered into a contract with the Georgia Department of Community Health to provide healthcare benefits and services through our subsidiary, Peach State Health Plan. The contract commenced on July 1, 2005 with membership operations to commence in 2006. The contract has an initial scheduled termination date of June 30, 2006, with six one-year renewal options. The contract may be terminated by the State for event of default or significant changes in circumstances.

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

With the acquisition of FirstGuard, we have a contract with the State of Kansas, Department of Social and Rehabilitation Services to provide Medicaid and SCHIP services. The contract commenced on July 1, 2001 and has been renewed through June 30, 2006. The contract may be terminated by the State for event of default or significant change in circumstances. FirstGuard has held a contract with the State of Kansas since 1999.

We have entered into a contract with the State of Kansas, Director of Health Policy and Finance to provide behavioral healthcare services through our subsidiary, Cenpatico. The contract commenced January 1, 2005 and has a scheduled termination date of December 31, 2006. The contract may be terminated by the state for cause, without cause upon thirty days prior written notice or for lack of federal funding. Cenpatico has held a contract with the State of Kansas since 2005.

Additionally, with the acquisition of FirstGuard, we have a contract with the State of Missouri, Office of Administration, Division of Purchasing and Materials Management to provide Medicaid and SCHIP services. The contract commenced on January 1, 2004 and has been renewed through June 30, 2006. The contract may be terminated by the State for event of default or significant change in circumstances. FirstGuard has held a contract with the State of Missouri since 1997.

We have a contract with the State of New Jersey Department of Human Services to provide Medicaid and SCHIP services through our subsidiary, University Health Plans (UHP). The contract commenced on July 1, 2002 and has been renewed through June 30, 2006. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the State for event of default or significant change in circumstances. UHP has held a contract with the State of New Jersey since 1994.

We have entered into a contract with the Ohio Department of Job and Family Services to provide Medicaid services through our subsidiary, Buckeye Community Health Plan. The contract commenced July 1, 2004 and has been renewed through June 30, 2006. The agreement is renewable annually for successive twelve-month periods. The contract may be terminated by the State for event of default. We have held a contract with the State of Ohio since January 2004.

We presently are party to several contracts with the Texas Health and Human Services Commission (HHSC) to provide Medicaid and SCHIP managed care services in our Texas markets through our Superior HealthPlan, Inc. subsidiary. In December 2005, we entered into a Medicaid/CHIP HMO managed care contract between HHSC and Superior. The operational start date, the date membership operations commence under the contract, is September 1, 2006 and the contract has a scheduled termination date of August 31, 2008. The agreement is renewable for an additional period or periods not to exceed a total term of eight years. Our current Texas Medicaid and SCHIP contracts commenced September 1, 2004 and have been renewed through August 31, 2006. The contracts generally may be terminated upon any event of default or in the event state or federal funding for Medicaid programs is no longer available. We have held a contract with the State of Texas since 1999.

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

We have entered into a contract with the Wisconsin Department of Health and Family Services to provide Medicaid and SCHIP services. The contract commenced February 1, 2006 and has a scheduled termination date of December 31, 2007. This contract is renewable for an additional one-year term. The contract can be terminated if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract. We have held a contract with the State of Wisconsin since 1984.

We have also entered into an agreement with Network Health Plan of Wisconsin, Inc. pursuant to which Network Health Plan subcontracts to us its Medicaid and SCHIP services under its contract with the State of Wisconsin. The agreement commenced January 1, 2001 and has a scheduled termination of December 31, 2011. The agreement renews automatically for successive five-year terms and can be terminated by either party upon two-years notice prior to the end of the then current term. The agreement may also be terminated if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State of Wisconsin is terminated.

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

The regulation’s requirements apply to transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted. Under the HIPAA regulations, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements.

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

•	limit certain uses and disclosures of private health information, and require patient authorizations for such uses and disclosures of private health information;

•	guarantee patients rights to access their medical records and to know who else has accessed them;

•	limit most disclosure of health information to the minimum needed for the intended purpose;

•	establish procedures to ensure the protection of private health information;

•	authorize access to records by researchers and others; and

•	impose criminal and civil sanctions for improper uses or disclosures of health information.

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

In 2003, HHS published final regulations relating to the security of electronic individually identifiable health information. Compliance was required by April 2005. These rules require healthcare providers, health plans and healthcare clearinghouses to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of such information when it is electronically stored, maintained or transmitted through such devices as user authentication mechanisms and system activity audits. In addition, numerous states have adopted personal data security laws that provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

Patients’ Rights Legislation

The United States Senate and House of Representatives passed different versions of patients’ rights legislation in June and August 2001, respectively. Both versions included provisions that specifically apply protections to participants in federal healthcare programs, including Medicaid beneficiaries. Although no such federal legislation has been enacted, patients’ rights legislation is frequently proposed in Congress. If enacted, this type of legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs. Depending on the final form of any patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations. We cannot predict when or whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

Other Fraud and Abuse Laws

Investigating and prosecuting healthcare fraud and abuse became a top priority for law enforcement entities in the last decade. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicaid. The laws and regulations relating to Medicaid fraud and abuse and the contractual requirements applicable to health plans participating in these programs are complex and changing and may require substantial resources.

EMPLOYEES

As of December 31, 2005, we had approximately 1,800 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages at January 31, 2006:

Name	Age	Position
Michael F. Neidorff	63	Chairman and Chief Executive Officer
Joseph P. Drozda, Jr., M.D.	60	Executive Vice President, Chief Medical Officer
James D. Donovan, Jr.	55	Senior Vice President, Health Plans
Marie J. Glancy	47	Senior Vice President, Operational Services and Regulatory Affairs
Carol E. Goldman	48	Senior Vice President, Chief Administration Officer
Cary D. Hobbs	38	Senior Vice President, Strategy and Business Implementation
William N. Scheffel	52	Senior Vice President, Specialty Companies
Lisa M. Wilson	41	Senior Vice President, Investor Relations
Karey L. Witty	41	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Michael F. Neidorff has served as our Chairman of our board of directors and Chief Executive Officer since May 2004. From May 1996 to May 2004 Mr. Neidorff served as President, Chief Executive Officer and as a member of our board of directors. From May 1996 to November 2001, Mr. Neidorff also served as our Treasurer. From 1995 to 1996, Mr. Neidorff served as a Regional Vice President of Coventry Corporation, a publicly traded managed care organization, and as the President and Chief Executive Officer of one of its subsidiaries, Group Health Plan, Inc. From 1985 to 1995, Mr. Neidorff served as the President and Chief Executive Officer of Physicians Health Plan of Greater St. Louis, a subsidiary of United Healthcare Corp., a publicly traded managed care organization now known as UnitedHealth Group Incorporated.

Joseph P. Drozda, Jr., M.D. has served as our Executive Vice President, Chief Medical Officer since May 2005. Dr. Drozda served as our Executive Vice President, Operations from September 2003 through May 2005. Dr. Drozda served as our Senior Vice President, Medical Affairs from November 2000 through August 2003 and as our part-time Medical Director from January 2000 through October 2000. From June 1999 to October 2000, Dr. Drozda was self-employed as a consultant to managed care organizations, physician groups, hospital networks and employer groups on a variety of managed care delivery and financing issues.

James D. Donovan, Jr., MPH has served as our Senior Vice President, Health Plans since May 2005 and as our Senior Vice President, New Products and New Markets from September 2004 through May 2005. From September 1995 to March 2004, Mr. Donovan served as Chief Executive Officer of Amerigroup Texas, Inc., a subsidiary of Amerigroup Corporation. From 1973 to August 1995, Mr. Donovan served in a variety of roles for Kaiser Permanente Medical Care Program, a not-for-profit managed care organization.

Marie J. Glancy has served as our Senior Vice President, Operational Services and Regulatory Affairs since February 2006. Ms. Glancy served as our Senior Vice President, Government Relations from January 2005 to February 2006 and as our Vice President, Government Relations from July 2003 to January 2005. From 1996 to July 2003, Ms. Glancy served as a public policy executive for Deere and Company.

Carol E. Goldman has served as Senior Vice President, Chief Administration Officer since July 2002. From September 2001 to July 2002, Ms. Goldman served as our Plan Director of Human Resources. From 1998 to August 2001, Ms. Goldman was Human Resources Manager at Mallinckrodt Inc., a medical device and pharmaceutical company.

Cary D. Hobbs has served as our Senior Vice President, Strategy and Business Implementation since January 2004. She served as our Vice President of Strategy and Business Implementation from September 2002 to January 2004 and as our Director of Business Implementation from 1997 to August 2002.

William N. Scheffel has served as our Senior Vice President, Specialty Companies since May 2005 and as our Senior Vice President and Controller from December 2003 to May 2005. From July 2002 to October 2003, Mr. Scheffel was a partner with Ernst & Young LLP. From 1975 to July 2002, Mr. Scheffel was with Arthur Andersen LLP. Mr. Scheffel is a Certified Public Accountant.

Lisa M. Wilson has served as our Senior Vice President, Investor Relations since January 2005 and as our Vice President, Investor Relations from March 2004 to January 2005. Ms. Wilson previously worked as a consultant for us since our initial public offering in 2001. From 1995 to March 2004, Ms. Wilson served as the founder and President of In-Site Communications, an investor relations firm in New York, New York.

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

Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference. Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Information about Corporate Governance.” Information concerning our code of ethics will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

Item 1A. Risk Factors

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

In February 2005, the Bush administration called for changes in Medicaid that would cut payments for prescription drugs and give states new power to reduce or reconfigure benefits. The Bush administration has also proposed to reduce total federal funding for the Medicaid program, by $10 billion over the next five years and both the House of Representatives and the Senate have approved budget bills containing Medicaid reductions. Some states, including Texas, have been authorized to implement special measures to accommodate the arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita, but it is unknown whether these measures will be sufficient to cover the additional Medicaid costs incurred by these states. The newly effective Medicare prescription drug benefit is interrupting prescription drug coverage for many Medicaid beneficiaries, prompting several states to pay for prescription drugs on an emergency basis without any assurance of receiving reimbursement from Medicaid.

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

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. The contracts expire on various dates between June 30, 2006 and August 31, 2008. Our contracts may be terminated if we fail to perform up to the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts are generally intended to run for one or two years and may be extended for one or two additional years if the state or its contractor elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

In recent years, CMS has reduced the rates at which states are permitted to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services, with the upper payment limit decreasing to 100% of Medicare payments for comparable services. Any further reductions in this limit could decrease the profitability of our health plans.

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

We May Incur Significant Increased Costs as a Result of Compliance With New Government Regulations and Our Management Will Be Required to Devote Time to Compliance.

The issuance of future judicial or regulatory guidance regarding the interpretation of regulations, the states’ ability to promulgate stricter rules and continuing uncertainty regarding many aspects of the regulations’ implementation may make compliance with this regulatory landscape difficult. For example, our existing programs and systems may not enable us to comply in all respects with recent security regulations. In order to comply with new regulatory requirements, we were required to employ additional or different programs and systems. Further, compliance with new regulations could require additional changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The new regulations and the related compliance costs could have a material adverse effect on our business.

In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

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

States may administer Medicaid managed care programs pursuant to demonstration programs or required waivers of federal Medicaid standards. Waivers and demonstration programs are generally approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew such a waiver or demonstration program or the Federal government denies a state’s application for renewal, membership in our health plan in the state could decrease and our business could suffer.

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

In February 2005, the Bush Administration called for changes in Medicaid that would cut payments for prescription drugs and give states new power to reduce or reconfigure benefits. The Administration has also proposed to reduce total federal funding for the Medicaid program by $10 billion over the next five years, and both the House and the Senate have approved budget bills containing Medicaid reductions. Some states, including Texas, have been authorized to implement special measures to accommodate the arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita, but it is unknown whether these measures will be sufficient to cover the additional Medicaid costs incurred by these states. Any reduction or reconfiguration of state funding could adversely affect our growth, operations and financial performance.

Recent legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance. The new Medicare prescription drug benefit is interrupting the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program. These expenses may cause some states to divert funds originally intended for other Medicaid services.

If State Regulatory Agencies Require a Statutory Capital Level Higher than the State Regulations, We May be Required to Make Additional Capital Contributions.

Our operations are conducted through our wholly owned subsidiaries, which include HMOs and managed care organizations, or MCOs. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual HMOs to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

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

Risks Related to Our Business

Ineffectiveness of State-operated Systems and Subcontractors Could Adversely Affect Our Business

Our health plans rely on other state-operated systems or sub-contractors to qualify, solicit, educate and assign eligible clients into the health plans. The effectiveness of these state operations and sub-contractors can have a material effect on a health plan’s enrollment in a particular month or over an extended period. When a state implements new programs to determine eligibility, new processes to assign or enroll eligible clients into health plans, or chooses new contractors, there is an increased potential for an unanticipated impact on the overall number of members assigned into the health plans.

Failure to Accurately Predict Our Medical Expenses Could Negatively Affect Our Reported Results.

Our medical expenses include estimates of incurred but not reported (IBNR) medical expenses. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

Receipt of Inadequate Premiums Would Negatively Affect Our Revenues and Profitability.

Nearly all of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed.

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

If We are Unable to Maintain Relationships With Our Provider Networks, Our Profitability May be Harmed.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share Based Payment” (SFAS123R) which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. In April 2005 the SEC delayed the implementation until the first annual period beginning after June 15, 2005. We are required to and will adopt SFAS 123R on January 1, 2006. The effect of expensing stock options in accordance with the original SFAS 123 is presented in Note 2 of our Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

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

We Intend to Expand Our Medicaid Managed Care Business Primarily into Markets Where Medicaid Recipients are Required to Enroll in Managed Care Plans.

We expect to continue to focus our business in states in which Medicaid enrollment in managed care is mandatory. Currently, the majority of states require health plan enrollment for Medicaid eligible participants in all or a portion of their counties. The programs are voluntary in other states. Because we concentrate on markets with mandatory enrollment, we expect the geographic expansion of our Medicaid Managed Care segment to be limited to those states.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office headquarters building is located in St. Louis, Missouri. The real estate we own surrounding this building is adequate to accommodate office expansion needs to support future company growth.

We operate claims processing facilities in Missouri and Montana. We lease space in each of the states where our health plans and specialty companies operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

We routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of these matters to have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003. All share and per share information presented below has been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend paid December 17, 2004 to stockholders of record on November 24, 2004.

	2005 Stock Price		2004 Stock Price
	High	Low	High	Low
First Quarter	$35.38	$26.50	$16.48	$13.05
Second Quarter	34.38	24.86	19.55	14.68
Third Quarter	37.91	22.60	22.10	17.65
Fourth Quarter	27.76	16.76	30.10	20.43

As of December 31, 2005 there were 51 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In November 2005, our board of directors adopted a stock repurchase program authorizing us to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the year ended December 31, 2005, we did not repurchase any shares through this program. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Equity Compensation Plan Information.” This portion of our Proxy Statement is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this filing.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share data)
Statement of Earnings Data:
Revenues:
Premium	$1,491,899	$991,673	$759,763	$461,030	$326,184
Service	13,965	9,267	9,967	457	385

Total revenues	1,505,864	1,000,940	769,730	461,487	326,569

Expenses:
Medical costs	1,226,909	800,476	626,192	379,468	270,151
Cost of services	5,851	8,065	8,323	341	329
General and administrative expenses	193,913	127,863	88,288	50,072	37,617

Total operating expenses	1,426,673	936,404	722,803	429,881	308,097

Earnings from operations	79,191	64,536	46,927	31,606	18,472
Other income (expense):
Investment and other income	10,655	6,431	5,160	9,575	3,916
Interest expense	(3,990)	(680)	(194)	(45)	(362)

Earnings before income taxes	85,856	70,287	51,893	41,136	22,026
Income tax expense	30,224	25,975	19,504	15,631	9,131
Minority interest	—	—	881	116	—

Net earnings	55,632	44,312	33,270	25,621	12,895
Accretion of redeemable preferred stock	—	—	—	—	(467)

Net earnings attributable to common stockholders	$55,632	$44,312	$33,270	$25,621	$12,428

Net earnings per common share:
Basic	$1.31	$1.09	$0.93	$0.82	$2.99
Diluted	$1.24	$1.02	$0.87	$0.73	$0.54
Weighted average number of common shares outstanding:
Basic	42,312,522	40,820,909	35,704,426	31,432,080	4,156,198
Diluted	45,027,633	43,616,445	38,422,152	34,932,232	24,058,492

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$147,358	$84,105	$64,346	$59,656	$88,867
Investments	180,361	211,070	199,971	89,237	22,288
Total assets	668,030	527,934	362,692	210,327	131,366
Medical claims liabilities	170,514	165,980	106,569	91,181	59,565
Debt	93,147	47,459	8,195	—	—
Total stockholders’ equity	352,048	271,312	220,115	102,183	64,089

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Item 1A. Risk Factors of this Form 10-K.

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). Our Specialty Services segment operates through contracts with our health plans, as well as other healthcare organizations, state programs and other commercial organizations. These specialty services include behavioral health, disease management, nurse triage and treatment compliance. Effective January 2006, our specialty services also include pharmacy benefits management through our acquisition of US Script, Inc.

Our 2005 financial highlights include:

•	Year-end Medicaid Managed Care membership of 871,900.

•	Revenues of $1.5 billion, a 50% increase over 2004.

•	Medicaid and SCHIP health benefits ratio (HBR) of 81.7%, SSI HBR of 97.5%, Specialty Services HBR of 88.1%.

•	Medicaid Managed Care general and administrative (G&A) expense ratio of 10.5% and Specialty Services G&A ratio of 35.4%.

•	Operating earnings of $79.2 million, a 23% increase over 2004.

•	Diluted earning per share of $1.24, a 22% increase over 2004.

•	Operating cash flows of $74 million.

Over the last 2 years we have experienced strong growth in our Medicaid Managed Care segment including membership growth of 78%. Highlights of our growth include the following acquisitions or new contracts:

•	During the third quarter of 2005 we were awarded Medicaid contracts in Georgia by the Georgia Department of Community Health. Our subsidiary, Peach State Health Plan, Inc., will manage care for a portion of the Medicaid and SCHIP recipients in the Atlanta, Central and Southwest regions. Membership operations are scheduled to commence in 2006.

•	Effective May 1, 2005, we acquired certain Medicaid-related assets of SummaCare, Inc. for approximately $30.4 million. The results of operations of this entity are included in our consolidated financial statements beginning May 1, 2005.

•	Effective December 1, 2004, we acquired FirstGuard, Inc. and FirstGuard Health Plan, Inc. (FirstGuard), for a purchase price of $96.0 million. The results of operations of this entity are included in our consolidated financial statements beginning December 1, 2004.

•	Effective September 1, 2004, we commenced operations under our Exclusive Provider Organization (EPO) contract in Texas providing managed care for SCHIP recipients in rural Texas counties.

•	Effective January 1, 2004, we commenced operations in Ohio through the acquisition of the Medicaid-related assets of Family Health Plan, Inc. (FHP) for a purchase price of $6.9 million. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2004.

We have also experienced growth in our Specialty Services segment highlighted by the following acquisitions or new contracts:

•	In January 2006, we acquired US Script, Inc., a privately held pharmacy benefits manager (PBM) for $40 million. The results of operations of this entity will be included in our consolidated financial statements beginning January 1, 2006.

•	Effective July 22, 2005, we acquired AirLogix, Inc., a disease management provider, for a purchase price of approximately $36.2 million. The results of operations of this entity are included in our consolidated financial statements since July 22, 2005.

•	Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

•	Effective January 1, 2005, we began performing under our contract with the State of Kansas to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Kansas.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data for 2005, 2004 and 2003 are as follows ($ in millions):

	2005	2004	2003	% Change 2004-2005	% Change 2003-2004
Premium revenue	$1,491.9	$991.7	$759.7	50.4%	30.5%
Service revenue	14.0	9.2	10.0	50.7%	(7.0)%

Total revenues	1,505.9	1,000.9	769.7	50.4%	30.0%
Medical costs	1,226.9	800.5	626.2	53.3%	27.8%
Cost of services	5.9	8.1	8.3	(27.5)%	(3.1)%
General and administrative expenses	193.9	127.8	88.3	51.7%	44.8%

Earnings from operations	79.2	64.5	46.9	22.7%	37.5%
Investment and other income, net	6.6	5.8	5.0	15.9%	15.8%

Earnings before income taxes	85.8	70.3	51.9	22.2%	35.4%
Income tax expense	30.2	26.0	19.5	16.4%	33.2%
Minority interest	—	—	0.9	—%	—%

Net earnings	$55.6	$44.3	$33.3	25.5%	33.2%

Diluted earnings per common share	$1.24	$1.02	$0.87	21.6%	17.2%

Revenues and Revenue Recognition

We generate revenues in our Medicaid Managed Care segment primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments are immaterial in relation to total revenue recorded and are reflected in the period known.

We generate revenues in our Specialty Services segment under contracts with states and local government entities, our health plans and third-party customers. Revenues are recognized when the services are provided or as ratably earned over the covered period of services. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance. Such amounts are recorded as unearned revenue.

Premium and service revenues collected in advance are recorded as unearned revenue. Premium and service revenues due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management’s judgment on the collectibility of these accounts. As we generally receive payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of our financial condition or results of operations.

We have increased our total revenue each year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1. Membership growth

From December 31, 2003 to December 31, 2005, we increased our membership by 78.1%. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	December 31,
	2005	2004	2003
Indiana	193,300	150,600	119,400
Kansas	113,300	94,200	—
Missouri	36,000	41,200	—
New Jersey	56,500	52,800	54,000
Ohio	58,700	23,800	—
Texas	242,000	244,300	158,400
Wisconsin	172,100	165,800	157,800

Total	871,900	772,700	489,600

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	December 31,
	2005	2004	2003
Medicaid	681,100	580,200	411,800
SCHIP	175,900	182,100	68,400
SSI	14,900	10,400	9,400

Total	871,900	772,700	489,600

In 2005, we increased our membership in Ohio through our acquisition of the Medicaid-related assets of SummaCare, Inc. Our membership increased in Indiana, New Jersey and Wisconsin from additions to our provider networks, expansion into SSI in Wisconsin, increases in counties served and growth in the overall number of Medicaid beneficiaries. In Kansas, we increased our membership by eliminating a ceiling on our membership total with the State. Our membership decreased in Missouri and Texas because of more stringent eligibility requirements for the Medicaid and SCHIP programs.

In 2004, we entered the Kansas and Missouri markets through our acquisition of FirstGuard and the Ohio market with our acquisition of the Medicaid-related assets of FHP. We increased our Texas membership by approximately 87,500 members from the EPO contract award effective September 1, 2004. Our membership increased in Indiana and Wisconsin from additions to our provider network, increases in counties served and growth in the overall number of Medicaid beneficiaries.

2. Premium rate increases

In 2005, we received premium rate increases ranging from 0.6% to 8.7%, or 3.2% on a composite basis across our markets. In 2004, we received premium rate increases ranging from 2.3% to 5.3%, or 4.4% on a composite basis across our markets.

3. Specialty Services segment growth

In 2005, we began performing under our behavioral health contracts with the States of Arizona and Kansas. At December 31, 2005, our behavioral health company, Cenpatico, provided behavioral health services to 94,700 members in Arizona, 38,800 members in Kansas and 702,100 members through contracts with our health plans compared to 584,500 members through contracts with our health plans at December 31, 2004. Additionally, in July 2005 we began offering disease management services through our acquisition of AirLogix.

Operating Expenses

Medical Costs

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

Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our HBR represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our HBR for our external membership by member category:

	Year Ended December 31,
	2005	2004	2003
Medicaid and SCHIP	81.7%	80.4%	81.7%
SSI	97.5	93.8	102.5
Specialty Services	88.1	—	—

Our Medicaid and SCHIP HBR increased in 2005 due to our settlement of a lawsuit with Aurora Health Care, Inc., which increased our ratio by 0.3%; and expansion into new markets previously unmanaged by us; which increased our ratio by 1.2%. For example, we experienced higher cost trends in Indiana where we added membership in 2005 as the state expanded their Medicaid managed care program to include all Medicaid and SCHIP enrollees. Our Specialty Services ratio includes the behavioral health contracts in Arizona and Kansas and reflects the State of Arizona’s minimum HBR requirements.

Our Medicaid and SCHIP HBR decreased in 2004 from 2003 due primarily to initiatives to reduce inappropriate emergency room usage and to establish preferred drug lists.

Cost of Services

Our cost of services expenses include all direct costs to support the local functions responsible for generation of our services revenues. These expenses primarily consist of the salaries and wages of the physicians, clinicians, therapists and teachers who provide the services and expenses related to facilities and equipment used to provide services.

General and Administrative Expenses

Our general and administrative (G&A) expenses primarily reflect wages and benefits and other administrative costs related to health plans, specialty companies and our centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are classified as G&A expenses. G&A expenses increased in 2005 primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona, Georgia, Kansas and Missouri.

Our G&A expense ratio represents general and administrative expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the general and administrative expense ratios by business segment and in total:

	Year Ended December 31,
	2005	2004	2003
Medicaid Managed Care	10.5%	10.7%	10.3%
Specialty Services	35.4	52.3	38.2

The decrease in the Medicaid Managed Care G&A expense ratio in 2005 reflects the overall leveraging of our expenses over higher revenues and lower compensation costs related to our performance bonus plans. These factors were partially offset by implementation costs in Georgia of $6.2 million, higher spending on information systems process improvements and increased charitable contributions. Premium taxes totaled $9.8 million in 2005, increasing the ratio by 0.5%.

The increase in the Medicaid Managed Care G&A expense ratio in 2004 reflects the impact of premium taxes enacted in September 2003 in Texas and July 2004 in New Jersey. These taxes totaled $5.5 million in 2004 and $1.4 million in 2003 and had the effect of increasing our G&A expense ratio by 0.5% in 2004 and 0.2% in 2003. Additionally, the 2004 results include 1) start-up costs associated with the Texas EPO contract, our claims processing facility in Montana and FirstGuard, 2) severance costs related to job eliminations, and 3) higher compensation costs related to our performance bonus plans.

The Specialty Services G&A ratio varies depending on the nature of the services provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. The 2005 results reflect the operations of our behavioral health company in Arizona, including $1.5 million in implementation costs, and $0.2 million in Georgia implementation costs. The 2004 results were affected by expenses associated with transitioning certain activities within Specialty Services, including closing costs of our clinic facilities in Texas and California as Cenpatico fully transitioned to a third-party service model for behavioral health services, due diligence costs related to a potential transaction we decided not to pursue, and costs related to investing in new business opportunities.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $4.2 million in 2005 as a result of higher average investment balances and an increase in market interest rates. Interest expense increased $3.3 million from increased borrowings under our credit facility and mortgages.

Income Tax Expense

Our effective tax rate in 2005 was 35.2%, compared to 37.0% in 2004. The decrease was primarily due to a lower state income tax expense resulting from the resolution of state income tax examinations and the recognition of deferred tax benefits related to a change in law during the third quarter of 2005. This change was recorded in our operating results in the period known.

Earnings Per Share and Shares Outstanding

Our earnings per share calculations in 2005 reflect higher basic weighted average shares outstanding resulting from the shares issued upon exercise of stock awards and the shares issued for the acquisition of assets from SummaCare, Inc. Our earnings per share calculations in 2004 reflect an increase in the weighted average shares primarily resulting from 6,900,000 common shares sold in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our operating activities provided cash of $74.0 million in 2005, $99.4 million in 2004 and $56.0 million in 2003. Cash flow from operations in 2005 reflects an increase in premium and related receivables and a $4.5 million increase in medical claims liabilities. The increase in receivables resulted primarily from the timing of delivery receivable collections. The increase in medical claims liabilities, lower than in prior years, reflects the $9.5 million payment made to Aurora Health Care, Inc. to settle a lawsuit, information systems improvements to reduce our claims processing cycle time and the effect of our behavioral health contract in Arizona. During 2004, the increase in operating cash flow was due primarily to continued profitability, increases in membership and increases in medical claims liabilities.

Our investing activities used cash of $56.4 million in 2005, $122.5 million in 2004 and $140.7 million in 2003. During 2005, our investing activities primarily consisted of the acquisitions of AirLogix and certain Medicaid-related assets of SummaCare, Inc. Approximately $34.1 million was paid, net of cash acquired, for AirLogix. Of the total purchase price of approximately $30.4 million paid to SummaCare, $21.4 million was paid in cash and the remaining $9.0 million was paid through the issuance of our common stock. During 2004, our investing activities primarily consisted of the acquisition of FirstGuard. In 2003, the largest component of investing activities related to increases in our investment portfolio as a result of our stock offering. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2005, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.6 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $26.9 million, $14.7 million and $6.6 million in 2005, 2004 and 2003, respectively, on capital assets consisting primarily of new software, software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We anticipate spending $43 million on additional capital expenditures in 2006 primarily related to market expansions and system upgrades, and approximately $20 million for the acquisition of additional property related to our redevelopment agreement discussed below.

Effective December 30, 2005, we executed an agreement with the City of Clayton, Missouri, a suburb of St. Louis, for the redevelopment of certain properties surrounding our corporate offices. Our primary purpose for the agreement is to accommodate office expansion needs for future company growth. The total scope of the project includes building two new office towers and street-level retail space. We plan to occupy a portion of those towers. The total expected cost of the project is approximately $190 million. It is not our intent to serve as developer of the project; we expect a commercial real estate developer to fund the majority of the project cost.

During 2005, we acquired $5.0 million of property under capital leases. This property consists primarily of the land and building related to our new claims processing facility in Montana. During 2004, we purchased the property adjacent to our corporate headquarters in St. Louis, Missouri for an aggregate purchase price of $10.3 million. This property is being used for the expansion of our corporate offices. We financed a portion of the purchase price through a $5.5 million non-recourse mortgage loan arrangement. In July 2003, we purchased the building in which our corporate headquarters is located for an aggregate purchase price of $12.6 million. We financed a portion of the purchase price through an $8.0 million non-recourse mortgage loan arrangement. The mortgage agreements bear interest at the prevailing prime rate less .75%. At December 31, 2005, our mortgages bore interest at 6.5%.

Our financing activities provided cash of $45.7 million in 2005, $42.8 million in 2004 and $89.4 million in 2003. During 2005 and 2004, our financing activities primarily related to proceeds from borrowings under our credit facility. These borrowings were used primarily for our investing activities in conjunction with the acquisition of new business. During 2003, our financing cash flows primarily consisted of the proceeds from the issuance of common stock through our public offering completed in August 2003.

At December 31, 2005, we had working capital, defined as current assets less current liabilities, of $58.0 million as compared to $22.1 million at December 31, 2004. Our working capital is sometimes negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $204.1 million at December 31, 2005 and $178.4 million at December 31, 2004. Long-term investments were $146.2 million at December 31, 2005 and $139.0 million at December 31, 2004, including restricted deposits of $22.6 million and $22.2 million, respectively. At December 31, 2005, cash and investments held by our unregulated entities totaled $27.7 million while cash and investments held by our regulated entities totaled $322.6 million.

On September 9, 2005, we executed an amendment to our Revolving Credit Agreement dated September 14, 2004, with several lending institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The amendment increased the total amount available under the credit agreement to $200 million from $100 million, including a sub-facility for letters of credit in an aggregate amount up to $50 million. In addition, the lending institutions released our prior grant of a security interest in the outstanding common stock and membership interests of each of our subsidiaries. The credit agreement is now an unsecured facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement bear interest at LIBOR plus 1.25%. This rate may change under differing capital structures over the life of the agreement. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire on September 9, 2010 or on an earlier date in the instance of a default as defined in the agreement. As of February 23, 2006, we had $109.0 million in borrowings outstanding under the agreement and $15.0 million in letters of credit outstanding, leaving an availability of $76.0 million. As of December 31, 2005, we were in compliance with all covenants.

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

Our principal contractual obligations at December 31, 2005 consisted of medical claims liabilities, debt, operating leases and purchase obligations. Our debt consists of borrowings from our credit facility, mortgages and capital leases. The purchase obligations consist primarily of software purchase and maintenance contracts in addition to agreements pertaining to the expansion of our corporate headquarters. The contractual obligations over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liabilities	$170,514	$170,514	$—	$—	$—
Debt	93,147	699	1,376	86,822	4,250
Operating leases	46,515	9,210	16,120	11,444	9,741
Purchase obligations	15,509	9,626	5,783	100	—

Total	$325,685	$190,049	$23,279	$98,366	$13,991

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

As managed care organizations, certain of our subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity’s level of statutory net income and statutory capital and surplus. Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.

As of December 31, 2005, our regulated subsidiaries had aggregate statutory capital and surplus of $183.5 million, compared with the required minimum aggregate statutory capital and surplus requirements of $87.7 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2005, our Georgia, Indiana, New Jersey, Ohio, Texas and Wisconsin health plans were in compliance with risk-based capital requirements enacted in these states. If adopted by Kansas or Missouri, risk-based capital requirements may increase the minimum capital required for these subsidiaries. We continue to monitor the requirements in Kansas and Missouri and do not expect that they will have a material impact on our results of operations, financial position or cash flows. Acquisitions in new states or new markets in existing states may require additional capital funding for our regulated subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We will adopt SFAS 123R on January 1, 2006 using the modified-prospective method, and expect the 2006 effect to decrease diluted earnings per share by approximately $0.15.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere herein. Our accounting policies regarding medical claims liabilities and intangible assets are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty.

Medical Claims Liabilities

Our medical claims liabilities include claims reported but not yet paid (inventory), estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. These estimates are continually reviewed each period and adjustments based on actual claim submissions and additional facts and circumstances are reflected in the period known.

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

The completion factor, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2005 data:

Completion Factors (a):		Cost Trend Factors (b):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(3)%	$26,500	(3)%	$(7,000)
(2)	17,500	(2)	(4,700)
(1)	8,600	(1)	(2,400)
1	(8,500)	1	2,400
2	(16,800)	2	4,800
3	(24,900)	3	7,200

(a)	Reflects estimated potential changes in medical claims liabilities caused by changes in completion factors.
(b)	Reflects estimated potential changes in medical claims liabilities caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liabilities would have affected net earnings by $1.1 million for the year ended December 31, 2005. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The change in medical claims liabilities is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, January 1	$165,980	$106,569	$91,181
Acquisitions	—	24,909	335
Incurred related to:
Current year	1,244,600	816,418	645,482
Prior years	(17,691)	(15,942)	(19,290)

Total incurred	1,226,909	800,476	626,192

Paid related to:
Current year	1,075,204	681,780	544,309
Prior years	147,171	84,194	66,830

Total paid	1,222,375	765,974	611,139

Balance, December 31	$170,514	$165,980	$106,569

Claims inventory, December 31	255,000	150,000	131,000

Days in claims payable (a)	45.4	66.5	59.0

(a)	Days in claims payable is a calculation of medical claims liabilities at the end of the period divided by average expense per calendar day for the fourth quarter of each year. Days in claims payable decreased in 2005 due to the settlement of a lawsuit with Aurora Health Care, Inc., information systems improvements to reduce our claims processing cycle time and the effect of our behavioral health contract in Arizona. Acquisitions in the last quarter of 2004 contributed to an increase in our 2004 days in claims payable calculation.

Acquisitions in 2004 include reserves acquired in connection with our acquisition of FirstGuard. Acquisitions in 2003 include reserves acquired in connection with our acquisition of UHP.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, these liabilities generally are described as having a “short-tail,” which causes less than 5% of our medical claims liabilities as of the end of any given year to be outstanding the following year. Management expects that substantially all the development of the estimate of medical claims liabilities as of December 31, 2005 will be known by the end of 2006.

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

Changes in estimates of incurred claims for prior years were attributable to favorable development, including changes in medical utilization and cost trends. These changes in medical utilization and cost trends can be attributable to our “margin protection” programs and changes in our member demographics. For all of our membership, we routinely implement new or modified policies that we refer to as our “margin protection” programs that assist with the control of medical utilization and cost trends such as emergency room policies. While we try to predict the savings from these programs, actual savings have proven to be better than anticipated, which has contributed to the favorable development of our medical claims liabilities.

Intangible Assets

We have made several acquisitions since 2003 that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights, provider contracts, non-compete agreements and goodwill. At December 31, 2005 we have $157.3 million of goodwill and $17.4 million of other intangible assets. Purchased contract rights are amortized using the straight-line method over periods ranging from 5 to 15 years. Provider contracts are amortized using the straight-line method over periods ranging from 5 to 10 years. Non-compete agreements are amortized using the straight-line method over 5 years, the period of the agreement.

Our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance of the intangible asset or goodwill may be permanently impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset or goodwill and the fair value of such asset determined using the estimated future discounted cash flows generated from the use and ultimate disposition of the respective acquired entity. Our management must make assumptions and estimates, such as the discount factor, future utility and other internal and external factors, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

Goodwill is reviewed every year during the fourth quarter for impairment. In addition, we will perform an impairment analysis of other intangible assets based on other factors. These factors would include significant changes in membership, state funding, medical contracts and provider networks and contracts. We did not recognize any impairment losses during the three years ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue” or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

Actual results may differ from projections or estimates due to a variety of important factors, including the factors set forth in Item 1A. “Risk Factors.” Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in healthcare practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payers, major epidemics, disasters and numerous other factors affecting the delivery and cost of healthcare, such as major healthcare providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one-year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation or suspension of our Medicaid managed care contracts by the state governments would also negatively affect us. Due to these factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2005, we had short-term investments of $56.7 million and long-term investments of $146.2 million, including restricted deposits of $22.6 million. The short-term investments consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2005, the fair value of our fixed income investments would decrease by approximately $3.1 million. Declines in interest rates over time will reduce our investment income.

INFLATION

Although the general rate of inflation has remained relatively stable and healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical and hospital costs through our margin protection program and contracts with independent providers of healthcare services. Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases.

COMPLIANCE COSTS

Federal and state regulations governing standards for electronic transactions, data security and confidentiality of patient information have been issued in recent years. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we have implemented will comply adequately with the regulations that are ultimately adopted. Implementation of additional systems and programs may be required. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations from the states.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth on the pages indicated in Item 15.

QUARTERLY SELECTED FINANCIAL INFORMATION

(In thousands, except share data and membership data)

(Unaudited)

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005 (1)	December 31, 2005 (2)
Total revenues	$332,376	$349,628	$400,642	$423,218
Earnings from operations	21,318	22,320	15,140	20,413
Earnings before income taxes	22,876	24,209	16,768	22,003
Net earnings	$14,411	$15,249	$12,106	$13,866
Per share data:
Basic earnings per common share	$0.35	$0.36	$0.28	$0.32
Diluted earnings per common share	$0.32	$0.34	$0.27	$0.31
Period end membership	777,300	825,400	847,700	871,900

(1)	Includes $4,500 pre-tax expense related to the settlement with Aurora Health Care, Inc. and $2,540 pre-tax expense related to our start up costs in Georgia.
(2)	Includes $2,873 pre-tax expense related to our start up costs in Georgia.

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$225,525	$233,608	$253,743	$288,064
Earnings from operations	14,684	15,937	16,471	17,444
Earnings before income taxes	16,104	17,172	18,028	18,983
Net earnings	$10,138	$10,813	$11,351	$12,010
Per share data:
Basic earnings per common share	$0.25	$0.27	$0.28	$0.29
Diluted earnings per common share	$0.24	$0.25	$0.26	$0.27
Period end membership	522,400	533,300	641,600	772,700

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management has excluded AirLogix, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because AirLogix was acquired by the Company in a purchase business combination effective July 22, 2005. AirLogix is a wholly owned subsidiary whose total assets and total revenues represent 6.6% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Centene Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Centene Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Centene Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

Centene Corporation acquired AirLogix, Inc. during 2005, and management excluded from its assessment of the effectiveness of Centene Corporation’s internal control over financial reporting as of December 31, 2005, AirLogix, Inc.’s internal control over financial reporting associated with total assets of $44.0 million and total revenues of $8.2 million included in the consolidated financial statements of Centene Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Centene Corporation also excluded an evaluation of the internal control over financial reporting of AirLogix, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Centene Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year ended December 31, 2005, and our report dated February 23, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

St. Louis, Missouri

February 23, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Information About Executive Compensation.” This portion of the Proxy Statement is incorporated herein by reference. The sections entitled “Compensation Committee Report” and “Stock Performance Graph” in our 2006 proxy statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2006 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page
1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	52
Consolidated Balance Sheets as of December 31, 2005 and 2004	54
Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003	55
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	57
Notes to Consolidated Financial Statements	58

2. Financial Statement Schedules

None

3. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders

Centene Corporation.:

We have audited the accompanying consolidated balance sheet of Centene Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Centene Corporation as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

St. Louis, Missouri

February 23, 2006

To the Board of Directors and Stockholders of Centene Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of earnings, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Centene Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

St. Louis, Missouri

February 24, 2005

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$147,358	$84,105
Premium and related receivables, net of allowances of $343 and $462, respectively	44,108	31,475
Short-term investments, at fair value (amortized cost $56,863 and $94,442, respectively)	56,700	94,283
Other current assets	24,439	14,429

Total current assets	272,605	224,292
Long-term investments, at fair value (amortized cost $126,039 and $117,177, respectively)	123,661	116,787
Restricted deposits, at fair value (amortized cost $22,821 and $22,295, respectively)	22,555	22,187
Property, software and equipment, net	67,199	43,248
Goodwill	157,278	101,631
Other intangible assets, net	17,368	14,439
Other assets	7,364	5,350

Total assets	$668,030	$527,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$170,514	$165,980
Accounts payable and accrued expenses	29,790	31,737
Unearned revenue	13,648	3,956
Current portion of long-term debt and notes payable	699	486

Total current liabilities	214,651	202,159
Long-term debt	92,448	46,973
Other liabilities	8,883	7,490

Total liabilities	315,982	256,622
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 42,988,230 and 41,316,122 shares, respectively	43	41
Additional paid-in capital	191,840	165,391
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(1,754)	(407)
Retained earnings	161,919	106,287

Total stockholders’ equity	352,048	271,312

Total liabilities and stockholders’ equity	$668,030	$527,934

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Premium	$1,491,899	$991,673	$759,763
Service	13,965	9,267	9,967

Total revenues	1,505,864	1,000,940	769,730

Expenses:
Medical costs	1,226,909	800,476	626,192
Cost of services	5,851	8,065	8,323
General and administrative expenses	193,913	127,863	88,288

Total operating expenses	1,426,673	936,404	722,803

Earnings from operations	79,191	64,536	46,927
Other income (expense):
Investment and other income	10,655	6,431	5,160
Interest expense	(3,990)	(680)	(194)

Earnings before income taxes	85,856	70,287	51,893
Income tax expense	30,224	25,975	19,504
Minority interest	—	—	881

Net earnings	$55,632	$44,312	$33,270

Earnings per share:
Basic earnings per common share	$1.31	$1.09	$0.93
Diluted earnings per common share	$1.24	$1.02	$0.87
Weighted average number of shares outstanding:
Basic	42,312,522	40,820,909	35,704,426
Diluted	45,027,633	43,616,445	38,422,152

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Unrealized Gain (Loss) on Investments	Retained Earnings	Total
Balance, December 31, 2002	32,487,298	$32	$72,356	$1,087	$28,708	$102,183
Net earnings	—	—	—	—	33,270	33,270
Change in unrealized investment gains, net of $(186) tax	—	—	—	(347)	—	(347)

Comprehensive earnings						32,923
Common stock issued for stock options and employee stock purchase plan	876,550	1	1,144	—	—	1,145
Proceeds from stock offering	6,900,000	7	81,306	—	—	81,313
Stock compensation expense	—	—	188	—	—	188
Tax benefits related to stock options	—	—	2,366	—	—	2,366
Cash paid for fractional share impact of stock split	—	—	—	—	(3)	(3)

Balance, December 31, 2003	40,263,848	$40	$157,360	$740	$61,975	$220,115
Net earnings	—	—	—	—	44,312	44,312
Change in unrealized investment gains, net of $(703) tax	—	—	—	(1,147)	—	(1,147)

Comprehensive earnings						43,165
Common stock issued for stock options and employee stock purchase plan	1,052,274	1	4,065	—	—	4,066
Stock compensation expense	—	—	650	—	—	650
Tax benefits related to stock options	—	—	3,316	—	—	3,316

Balance, December 31, 2004	41,316,122	$41	$165,391	$(407)	$106,287	$271,312
Net earnings	—	—	—	—	55,632	55,632
Change in unrealized investment losses, net of $(801) tax	—	—	—	(1,347)	—	(1,347)

Comprehensive earnings						54,285
Common stock issued for acquisitions	318,735	1	8,990	—	—	8,991
Common stock issued for stock options and employee stock purchase plan	1,353,373	1	6,016	—	—	6,017
Stock compensation expense	—	—	4,974	—	—	4,974
Tax benefits related to stock options	—	—	6,469	—	—	6,469

Balance, December 31, 2005	42,988,230	$43	$191,840	$(1,754)	$161,919	$352,048

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$55,632	$44,312	$33,270
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	13,069	10,014	6,448
Tax benefits related to stock options	6,469	3,316	2,366
Stock compensation expense	4,974	650	188
Minority interest	—	—	(881)
Loss (gain) on sale of investments	70	(138)	(1,646)
Loss on disposal of property and equipment	454	—	102
Deferred income taxes	1,786	(1,638)	772
Changes in assets and liabilities—
Premium and related receivables	(10,305)	(425)	(2,364)
Other current assets	(6,177)	(786)	(3,180)
Other assets	(525)	(728)	223
Medical claims liabilities	4,534	34,501	15,053
Unearned revenue	8,182	283	3,673
Accounts payable and accrued expenses	(4,215)	9,951	1,531
Other operating activities	100	93	444

Net cash provided by operating activities	74,048	99,405	55,999

Cash flows from investing activities:
Purchase of property, software and equipment	(26,909)	(25,009)	(19,162)
Purchase of investments	(150,444)	(254,358)	(435,282)
Sales and maturities of investments	176,387	243,623	319,564
Acquisitions, net of cash acquired	(55,485)	(86,739)	(5,861)

Net cash used in investing activities	(56,451)	(122,483)	(140,741)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	81,313
Proceeds from exercise of stock options	5,621	4,066	1,145
Proceeds from borrowings	45,000	45,860	8,581
Reduction of long-term debt and notes payable	(4,552)	(6,596)	(386)
Other financing activities	(413)	(493)	(1,221)

Net cash provided by financing activities	45,656	42,837	89,432

Net increase in cash and cash equivalents	63,253	19,759	4,690

Cash and cash equivalents, beginning of period	84,105	64,346	59,656

Cash and cash equivalents, end of period	$147,358	$84,105	$64,346

Interest paid	$3,291	$494	$176
Income taxes paid	$31,287	$20,518	$19,935

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions	$8,991	$—	$—
Property acquired under capital leases	$5,026	$—	$—

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation (Centene or the Company) provides multi-line healthcare programs and related services to individuals receiving benefits under government subsidized programs including Medicaid, Supplemental Security Income (SSI), and the State Children’s Health Insurance Program (SCHIP). Centene’s Medicaid Managed Care segment operates under its own state licenses in Indiana, Kansas, Missouri, New Jersey, Ohio, Texas and Wisconsin, and contracts with other managed care organizations to provide risk and non-risk management services. Centene’s Specialty Services segment contracts with Centene owned companies, as well as other healthcare organizations and states, to provide specialty services including behavioral health, disease management, nurse triage, pharmacy benefits management and treatment compliance.

In November 2004, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend, payable December 17, 2004 to shareholders of record on November 24, 2004. In May 2004, the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000 shares. In May 2003, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend, payable July 11, 2003 to shareholders of record on June 20, 2003. All share and stockholders’ equity amounts have been restated to reflect these stock splits and the increase in authorized shares.

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

Property, Software and Equipment

Property, software and equipment is stated at cost less accumulated depreciation. Capitalized software includes certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation is calculated principally by the straight-line method over estimated useful lives ranging from 40 years for buildings, three to five years for software and computer equipment and five to seven years for furniture and equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease ranging between one and ten years.

Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist of non-compete agreements, purchased contract rights, provider contracts and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from 5 to 15 years. Provider contracts are amortized using the straight-line method over periods ranging from 5 to 10 years. Non-compete agreements are amortized using the straight line method over 5 years, the period of the agreement.

Goodwill is reviewed annually during the fourth quarter for impairment. In addition, the Company performs an impairment analysis of other intangible assets based on the occurrence of other factors. Such factors include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts. An impairment loss is recognized if the carrying value of intangible assets exceeds the implied fair value. The Company did not recognize any impairment losses for the periods presented.

Medical Claims Liabilities

Medical services costs include claims paid, claims reported but not yet paid (inventory), estimates for claims incurred but not yet received (IBNR) and estimates for the costs necessary to process unpaid claims.

The estimates of medical claims liabilities are developed using standard actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known. Management did not change actuarial methods during the years presented. Management believes the amount of medical claims payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of December 31, 2005; however, actual claim payments may differ from established estimates.

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

The Specialty Services segment generates revenue under contracts with state and local government entities, our health plans and third-party customers. Revenues for services are recognized when the services are provided or as ratably earned over the covered period of services. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Such amounts are recorded as unearned revenue.

Revenues due to the Company are recorded as premium and related receivables and recorded net of an allowance for uncollectible accounts based on historical trends and management’s judgment on the collectibility of these accounts. Activity in the allowance for uncollectible accounts for the years ended December 31 is summarized below:

	2005	2004	2003
Allowances, beginning of year	$462	$607	$219
Amounts charged to expense	80	407	472
Write-offs of uncollectible receivables	(199)	(552)	(84)

Allowances, end of year	$343	$462	$607

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The contracts, which expire on various dates between June 30, 2006 and August 31, 2008 are expected to be renewed. Contracts with the states of Indiana, Kansas, Texas and Wisconsin each accounted for 18%, 12%, 22% and 23%, respectively, of the Company’s revenues for the year ended December 31, 2005.

Reinsurance

Centene has purchased reinsurance from third parties to cover eligible healthcare services. The current reinsurance program covers 90% of inpatient healthcare expenses in excess of annual deductibles of $300 per member, up to a lifetime maximum of $2,000. Centene’s Medicaid Managed Care subsidiaries are responsible for inpatient charges in excess of an average daily per diem.

Reinsurance recoveries were $4,014, $3,730, and $5,345, in 2005, 2004, and 2003, respectively. Reinsurance expenses were approximately $4,105, $6,724, and $6,185 in 2005, 2004, and 2003, respectively. Reinsurance recoveries, net of expenses, are included in medical costs.

Other Income (Expense)

Other income (expense) consists principally of investment income and interest expense. Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments.

Interest expense relates to borrowings under our credit facility, mortgage interest, interest on capital leases and credit facility fees.

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

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In determining if a deductible temporary difference or net operating loss can be realized, the Company considers future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback periods and tax planning strategies.

Stock Based Compensation

The Company accounts for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees is calculated on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally five years for stock options and five to ten years for restricted stock unit awards. The following table illustrates the effect on net earnings and earnings per share if a fair value based method applied to all awards.

	2005	2004	2003
Net earnings	$55,632	$44,312	$33,270
Stock-based employee compensation expense included in net earnings, net of related tax effects	3,084	403	117
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(11,988)	(3,893)	(2,378)

Pro forma net earnings	$46,728	$40,822	$31,009

Basic earnings per common share:
As reported	$1.31	$1.09	$0.93
Pro forma	1.10	1.00	0.87
Diluted earnings per common share:
As reported	$1.24	$1.02	$0.87
Pro forma	1.05	0.94	0.81

In October 2005 the Compensation Committee approved the immediate and full acceleration of vesting of 260,000 “out-of-the-money” stock options to certain employees. These employees did not include any of the Company’s executive officers or other employees at Vice President level or above. Each stock option issued as a part of these grants has an exercise price greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of earnings, as a result of SFAS 123R. The pre-tax charge to be avoided totals approximately $3.0 million which would have been recognized over the years 2006, 2007, 2008 and 2009. This amount is reflected in the pro forma disclosures included above. The options that have been accelerated have an exercise price in excess of the current market value of our common stock, and, accordingly, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

Additional information regarding the stock option plans is included in Note 12.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt SFAS 123R effective January 1, 2006, using the modified-prospective method, and expects the 2006 effect to decrease diluted earnings per share by approximately $0.15.

3. Acquisitions

AirLogix

Effective July 22, 2005, the Company acquired AirLogix, Inc., a disease management provider. The Company paid approximately $36,200 in cash and related transaction costs. If certain performance criteria are achieved, additional consideration of up to $5,000 may be paid. The results of operations for AirLogix are included in the consolidated financial statements since July 22, 2005.

The preliminary purchase price allocation resulted in estimated identified intangible assets of $5,000 and associated deferred tax liabilities of $1,900, and goodwill of approximately $30,100. The identifiable intangible assets have an estimated useful life of five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

SummaCare

Effective May 1, 2005, the Company acquired certain Medicaid-related assets from SummaCare, Inc. for a purchase price of approximately $30,400. The purchase price and related transaction costs consisted of approximately $21,400 in cash and 318,735 shares of common stock valued at approximately $9,000. The cost to acquire the Medicaid-related assets has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The results of operations for SummaCare are included in the consolidated financial statements since May 1, 2005.

The preliminary purchase price allocation resulted in identified intangible assets of $550, representing purchased contract rights and provider contracts and goodwill of approximately $29,900. The identified intangible assets are being amortized over periods ranging from 5 to 10 years. The acquired goodwill is deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

FirstGuard

The Company purchased FirstGuard, Inc. and FirstGuard Health Plan, Inc. from Swope Community Enterprises (Swope) effective December 1, 2004. Centene paid $96,020 in cash and related transaction costs. The results of operations for FirstGuard are included in the consolidated financial statements since December 1, 2004.

The purchase price and costs associated with the acquisition exceeded the estimated fair value of the net tangible assets acquired by approximately $91,920. The Company has allocated the excess purchase price over the fair value of the net tangible assets acquired to identifiable intangible assets of $7,800, representing purchased contract rights and associated deferred tax liabilities of $2,977, and goodwill of approximately

$87,097. The purchased contract rights have an estimated useful life ranging from 10 to 15 years. The acquired goodwill is not deductible for income tax purposes. The final estimate of the fair value of the tangible assets/(liabilities) as of the acquisition date is as follows:

Cash, cash equivalents and investments	$51,004
Premium and related receivables and other current assets	13,511
Property, software and equipment	292
Medical claims liabilities	(24,909)
Accounts payable and accrued expenses	(7,057)
Due to seller	(28,741)

Net tangible assets acquired	$4,100

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

The purchase price allocation resulted in identified intangible assets of $1,800, representing purchased contract rights, provider network contracts and a non-compete agreement. The intangibles are being amortized over periods ranging from five to ten years. In addition, goodwill approximated $5,064 which is deductible for tax purposes.

HMO Blue Texas

Effective August 1, 2003, the Company acquired certain Medicaid-related contract rights of HMO Blue Texas in the San Antonio, Texas market for $1,045. The purchase price was allocated to acquired contracts, which are being amortized on a straight-line basis over a period of five years, the expected period of benefit.

Cenpatico Behavioral Health

During 2003, the Company acquired a 100% ownership interest in Group Practice Affiliates, LLC, a behavioral healthcare services company (63.7% in March 2003 and 36.3% in August 2003). In September 2004, the Company renamed the subsidiary Cenpatico Behavioral Health, LLC (Cenpatico). The consolidated financial statements include the results of operations of Cenpatico since March 1, 2003. The Company paid $1,800 and assumed net liabilities of approximately $1,939 for its purchase of Cenpatico. The cost to acquire the ownership interest has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in goodwill of $3,315. The goodwill is not deductible for tax purposes.

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

4. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2005 consist of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,648	$32	$(660)	$38,020
Corporate securities	98,508	20	(1,368)	97,160
State and municipal securities	58,446	18	(849)	57,615
Life insurance contracts	10,121	—	—	10,121

Total	$205,723	$70	$(2,877)	$202,916

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2004 consist of the following:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,171	$104	$(317)	$52,958
Corporate securities	97,958	77	(473)	97,562
State and municipal securities	71,428	294	(335)	71,387
Asset backed securities	3,156	—	(7)	3,149
Life insurance contracts	8,201	—	—	8,201

Total	$233,914	$475	$(1,132)	$233,257

The Company monitors investments for other than temporary impairment. Certain investments have experienced a decline in market value due to changes in market interest rates. Based on the credit quality of the investments and our ability to hold these investments to recovery (which may be maturity), no other than temporary impairment has been recorded. Investments in a gross unrealized loss position at December 31, 2005 are as follows:

	Amortized Cost	Less Than 12 Months		12 Months or More		Total
		Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value
Corporate	$67,549	$(313)	$26,151	$(1,055)	$40,030	$(1,368)	$66,181
Government	36,472	(110)	13,309	(549)	22,504	(659)	35,813
Municipal	53,343	(196)	27,646	(654)	24,847	(850)	52,493

Total	$157,364	$(619)	$67,106	$(2,258)	$87,381	$(2,877)	$154,487

Investments in a gross unrealized loss position at December 31, 2004 are as follows:

	Amortized Cost	Less Than 12 Months		12 Months or More		Total
		Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value
Corporate	$67,079	$(477)	$66,602	$—	$—	$(477)	$66,602
Government	52,087	(319)	51,768	—	—	(319)	51,768
Municipal	46,284	(290)	43,555	(46)	2,393	(336)	45,948

Total	$165,450	$(1,086)	$161,925	$(46)	$2,393	$(1,132)	$164,318

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2005, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$56,863	$56,700	$16,681	$16,532
One year through five years	112,623	110,311	5,310	5,177
Five years through ten years	13,416	13,350	830	846

Total	$182,902	$180,361	$22,821	$22,555

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2004, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$94,442	$94,283	$6,876	$6,846
One year through five years	95,500	95,083	14,591	14,476
Five years through ten years	21,677	21,704	828	865

Total	$211,619	$211,070	$22,295	$22,187

Actual maturities may differ from contractual maturities due to call or prepayment options. Asset backed securities are included in the one year through five years category, and life insurance contracts are included in the five years through ten years category.

The Company recorded realized gains and losses on the sale of investments for the years ended December 31 as follows:

	2005	2004	2003
Gross realized gains	$—	$861	$1,859
Gross realized losses	(70)	(723)	(213)

Net realized (losses) gains	$(70)	$138	$1,646

Various state statutes require the Company’s managed care subsidiaries to deposit or pledge minimum amounts of investments to state agencies. Securities with a fair market value of $22,555 and $22,187 were deposited or pledged to state agencies by Centene’s managed care subsidiaries at December 31, 2005 and 2004, respectively. These investments are classified as long-term restricted deposits in the consolidated financial statements due to the nature of the states’ requirements.

5. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2005	2004
Building	$25,376	$13,649
Computer software	21,510	10,976
Land	11,815	13,129
Computer hardware	11,717	7,052
Furniture and office equipment	10,163	6,197
Leasehold improvements	6,125	4,321

	86,706	55,324
Less accumulated depreciation	(19,507)	(12,076)

Property, software and equipment, net	$67,199	$43,248

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $8,134, $5,149 and $3,469, respectively.

6. Intangible Assets

Goodwill balances and the changes therein are as follows:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2003	$9,171	$3,895	$13,066
Acquisitions	89,988	(124)	89,864
Deferred tax asset recognition	(1,268)	(31)	(1,299)

Balance as of December 31, 2004	97,891	3,740	101,631
Acquisitions	30,158	30,033	60,191
Deferred tax asset recognition	(4,159)	(385)	(4,544)

Balance as of December 31, 2005	$123,890	$33,388	$157,278

Goodwill reductions in 2005 and 2004 were related to the recognition of acquired net operating loss carryforward benefits.

Other intangible assets at December 31 consist of the following:

			Weighted Average Life in Years
	2005	2004	2005	2004
Purchased contract rights	$14,543	$7,318	11.1	7.2
Provider contracts	3,021	1,900	10.0	10.0
Non-compete agreements	300	300	5.0	5.0
Estimated identifiable intangibles	5,000	8,000	5.0	10.0

Other intangible assets	22,864	17,518	10.0	7.8
Less accumulated amortization:
Purchased contract rights	(4,305)	(2,611)
Provider contracts	(654)	(342)
Non-compete agreements	(120)	(60)
Estimated identifiable intangibles	(417)	(66)

Total accumulated amortization	(5,496)	(3,079)

Other intangible assets, net	$17,368	$14,439

Amortization expense was $2,416, $1,481 and $986 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amortization expense for 2006, 2007, 2008, 2009 and 2010, assuming no further acquisitions, is approximately $2,800, $2,800, $2,500, $2,200 and $1,700, respectively.

7. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2005	2004	2003
Current provision:
Federal	$26,884	$23,652	$16,776
State and local	1,661	3,038	2,464

Total current provision	28,545	26,690	19,240
Deferred provision	1,679	(715)	264

Total provision for income taxes	$30,224	$25,975	$19,504

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2005	2004	2003
Tax provision at the U.S. federal statutory rate	$30,050	$24,600	$18,163
State income taxes, net of federal income tax benefit	1,230	1,975	1,602
Other, net	(1,056)	(600)	(261)

Income tax expense	$30,224	$25,975	$19,504

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2005	2004
Deferred tax assets:
Medical claims liabilities	$1,383	$5,086
Unearned premium and other deferred revenue	4,890	304
Unrealized loss on investments	1,053	312
Federal net operating loss carry forward	5,452	4,219
State net operating loss carry forward	3,205	1,845
Stock compensation	2,126	243
Other	2,675	3,542

Total gross deferred tax assets	20,784	15,551

Deferred tax liabilities:
Intangible assets	6,202	4,286
Prepaid assets	1,621	1,027
Depreciation and amortization	4,864	839

Total gross deferred tax liabilities	12,687	6,152
Valuation allowance	(2,772)	(6,064)

Net deferred tax assets	$5,325	$3,335

The Company’s deferred tax assets include federal and state net operating losses (NOLs), the majority of which were acquired in business combinations. Accordingly, the total and annual deduction for those NOLs is limited by tax law. The federal NOLs expire between the years 2011 and 2024 and the state NOLs expire between the years 2006 and 2026. Valuation allowances are recorded for those NOLs the Company believes are more-likely-than-not to expire unused. During 2005 and 2004, the Company recorded valuation allowance reductions of $5,340 and $1,745, respectively and recorded additional valuation allowances of $2,048 and $255, respectively. The 2005 and 2004 tax provision included $790 and $273 of the valuation allowance reductions. The remainder was recorded as a reduction of goodwill and other intangible assets. The net deferred tax assets and liabilities are reflected on the consolidated balance sheets in other current assets and other liabilities.

8. Medical Claims Liabilities

The change in medical claims liabilities is summarized as follows:

	2005	2004	2003
Balance, January 1	$165,980	$106,569	$91,181
Acquisitions	—	24,909	335
Incurred related to:
Current year	1,244,600	816,418	645,482
Prior years	(17,691)	(15,942)	(19,290)

Total incurred	1,226,909	800,476	626,192

Paid related to:
Current year	1,075,204	681,780	544,309
Prior years	147,171	84,194	66,830

Total paid	1,222,375	765,974	611,139

Balance, December 31	$170,514	$165,980	$106,569

Changes in estimates of incurred claims for prior years were attributable to favorable development, including changes in medical utilization and cost trends.

The Company had reinsurance recoverables related to medical claims liabilities of $261 and $953 at December 31, 2005 and 2004, respectively, included in premium and related receivables.

9. Debt

Debt consists of the following at December 31:

	2005	2004
Revolving line of credit	$75,000	$34,000
Mortgage notes payable	12,974	13,459
Capital leases	5,173	—

Total debt	93,147	47,459
Less current maturities	(699)	(486)

Long-term debt	$92,448	$46,973

In September 2005, the Company executed an amendment to the five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The amendment increased the total amount available under the credit agreement to $200,000 from $100,000, including a sub-facility for letters of credit in an aggregate amount up to $50,000. In addition, under the amendment the lending institutions released the Company’s prior grant of a security interest in the outstanding common stock and membership interests of each of the Company’s subsidiaries. The credit agreement is now an unsecured facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.225% to 0.35% depending on the total debt-to-EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2010 or on an earlier date in the instance of a default as defined in the agreement. At December 31, 2005, the outstanding borrowings totaled $75,000 bearing interest at a weighted average composite of 5.7% and outstanding letters of credit totaled $15,000.

Mortgage notes payable consists of two mortgages collateralized by the Company’s headquarters property. The mortgages bear interest at the prevailing prime rate less .75%. (6.5% at December 31, 2005). The respective properties had a net book value of $21,858 at December 31, 2005. The mortgages include a financial covenant requiring a minimum rolling twelve-month debt service coverage ratio. As of December 31, 2005, the Company was in compliance with this covenant.

Capital leases consist of office equipment and building facilities with a weighted average composite interest rate of 5.4%.

Aggregate maturities for the Company’s debt are as follows:

2006	$699
2007	684
2008	692
2009	638
2010	86,184
Thereafter	4,250

Total	$93,147

10. Stockholders’ Equity

In August 2003, the Company issued 6,900,000 shares of common stock at $12.50 per share. Centene received net proceeds of $81,313 from this offering.

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2005, there were no preferred shares outstanding.

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007 but the Company reserves the right to suspend or discontinue the program at anytime. During the year ended December 31, 2005, the Company did not repurchase any shares through this program.

11. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2005 and 2004, Centene’s subsidiaries had aggregate statutory capital and surplus of $183,500 and $123,600, respectively, compared with the required minimum aggregate statutory capital and surplus of $87,700 and $65,100, respectively. The Company received dividends from its managed care subsidiaries of $7,000, $0 and $6,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

12. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock awards and options to purchase common stock for key employees and other contributors to Centene. Both incentive options and nonqualified stock options can be awarded under the plans. Further, no option will be exercisable for longer than ten years after the date of grant. The Plans have 790,769 shares available for future awards. Options granted generally vest over a three or five-year period beginning on the first anniversary of the date of grant and annually thereafter.

Option activity for the years ended December 31 is summarized below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	6,183,016	$11.78	5,438,058	$6.91	4,665,420	$3.13
Granted	775,500	26.41	2,006,500	20.86	1,992,578	13.00
Exercised	(1,315,743)	3.70	(1,003,098)	3.76	(877,786)	1.13
Canceled	(369,202)	14.07	(258,444)	10.63	(342,154)	5.77

Options outstanding, end of year	5,273,571	$15.79	6,183,016	$11.78	5,438,058	$6.91

Weighted average remaining life	7.7 years		7.8 years		7.6 years
Weighted average fair value of options granted	$13.77		$12.25		$7.63

The following table summarizes information about options outstanding as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - $2.49	519,950	4.0	$0.56	505,850	$0.54
$2.50 - $4.99	31,978	6.1	4.67	13,978	4.67
$5.00 - $9.99	786,664	6.3	7.80	400,564	7.65
$10.00 - $14.99	1,357,793	7.7	13.30	514,366	13.30
$15.00 - $19.99	1,022,686	8.4	17.52	241,053	17.30
$20.00 - $24.99	112,500	9.5	23.65	7,400	22.34
$25.00 - $29.99	1,314,500	9.3	25.82	350,100	26.07
$30.00 - $34.99	127,500	9.4	32.47	11,000	33.90

	5,273,571	7.7	$15.79	2,044,311	$11.78

The fair value of each option grant is estimated on the date of the grant using an option pricing model with the following assumptions: no dividend yield; expected volatility of 47%, 57% and 53%; risk-free interest rate of 4.3%, 3.7% and 3.1% and expected lives of 6.4, 6.0 and 6.0 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2005 the Company granted 12,905 shares of restricted stock with a grant date fair market value per share of $29.05 with full vesting in 2006 and 140,750 shares of restricted stock units with a weighted average market value per share of $29.15. Restricted stock units granted generally vest over a three or five-year period beginning on the first anniversary of the date of grant and annually thereafter.

In 2004 the Company granted 1,000,000 restricted stock units with a grant date fair market value per share of $24.60. These restricted stock units will vest as follows: 600,000 in 2009 and 80,000 each in 2010 to 2014.

During 2002, Centene implemented an employee stock purchase plan. The Company has reserved 900,000 shares of common stock and issued 45,497 shares, 20,676 shares, and 18,428 shares in 2005, 2004 and 2003, respectively, related to the employee stock purchase plan.

13. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who work at least 1,000 hours in a twelve consecutive month period and are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee’s contribution. Company expense related to matching contributions to the plan were $1,124, $822 and $581 during the years ended December 31, 2005, 2004 and 2003, respectively.

14. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Rent expense was $7,623, $5,482 and $3,144 for the years ended December 31, 2005, 2004 and 2003, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2006	$9,210
2007	8,969
2008	7,151
2009	6,202
2010	5,242
Thereafter	9,741

$46,515

15. Contingencies

The Company is routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, the Company does not expect the results of these matters to have a material effect on its financial position or results of operations.

16. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2005	2004	2003
Net earnings	$55,632	$44,312	$33,270

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	42,312,522	40,820,909	35,704,426
Common stock equivalents (as determined by applying the treasury stock method)	2,715,111	2,795,536	2,717,726

Weighted average number of common shares and potential dilutive common shares outstanding	45,027,633	43,616,445	38,422,152

Basic earnings per common share	$1.31	$1.09	$0.93
Diluted earnings per common share	$1.24	$1.02	$0.87

The calculation of diluted earnings per common share for 2005, 2004 and 2003 excludes the impact of 328,250, 0 and 1,317,820 shares, respectively, related to stock options, unvested restricted stock and restricted stock units which are anti-dilutive.

17. Segment Information

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

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,445,533	$60,331	$—	$1,505,864
Revenue from internal customers	71,967	37,374	(109,341)	—

Total revenue	$1,517,500	$97,705	$(109,341)	$1,505,864

Earnings from operations	$79,189	$2	$—	$79,191

Total assets	$645,409	$22,621	$—	$668,030

Depreciation expense	$7,723	$411	$—	$8,134

Capital expenditures	$25,146	$1,763	$—	$26,909

Segment information as of and for the year ended December 31, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$993,304	$7,636	$—	$1,000,940
Revenue from internal customers	60,329	21,923	(82,252)	—

Total revenue	$1,053,633	$29,559	$(82,252)	$1,000,940

Earnings from operations	$66,084	$(1,548)	$—	$64,536

Total assets	$519,799	$8,135	$—	$527,934

Depreciation expense	$4,682	$467	$—	$5,149

Capital expenditures	$24,726	$283	$—	$25,009

Segment information as of and for the year ended December 31, 2003, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$760,041	$9,689	$—	$769,730
Revenue from internal customers	14,839	12,374	(27,213)	—

Total revenue	$774,880	$22,063	$(27,213)	$769,730

Earnings from operations	$44,811	$2,116	$—	$46,927

Total assets	$353,145	$9,547	$—	$362,692

Depreciation expense	$2,966	$503	$—	$3,469

Capital expenditures	$18,666	$496	$—	$19,162

The Company evaluates performance and allocates resources based on earnings before income taxes. The accounting policies are the same as those described in the “Summary of Significant Accounting Policies” included in Note 2.

18. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Year Ended December 31,
	2005	2004
Net earnings	$55,632	$44,312
Reclassification adjustment, net of tax	138	(466)
Change in unrealized losses on investments available for sale, net of tax	(1,485)	(681)

Total comprehensive earnings	$54,285	$43,165

19. Subsequent Events

US Script

In January 2006, the Company acquired US Script, Inc., a pharmacy benefits manager. The purchase price of approximately $40,000 plus transaction costs will be allocated to the assets acquired and liabilities assumed according to estimated fair values. In accordance with the terms of the agreement, the Company may pay up to an additional $10,000 if US Script, Inc. achieves certain earnings targets over a five-year period.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.1

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.3

4.1	Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2

4.2	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

10.1	Contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services.	X

10.2	Contract between the State of Kansas Department of Social and Rehabilitation Services and FirstGuard Health Plan Kansas, Inc.		10-K	February 24, 2005	10.2

10.2a	Amendment Seventeen to the Kansas Healthwave Title XIX and Title XXI Capitated Managed Care Health Services Contract with FirstGuard Health Plan Kansas, Inc. 2006 Renewal		8-K	July 8, 2005	10.1

10.3	Contract between the Office of the Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc.		10-K	February 24, 2005	10.3

10.3a	First Amendment to Contract Between the Office of Medicaid Policy and Planning, The Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc.		8-K	July 8, 2005	10.2

10.4	Contract Between the Georgia Department of Community Health and Peach State Health Plan, Inc. for Provision of Services to Georgia Healthy Families		8-K	July 22, 2005	10.1

10.4a	Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q	October 25, 2005	10.9

10.5	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	X

10.6	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.9

10.7	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File number 333-83190		S-1	October 9, 2001	10.10

10.8	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.11

10.9	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.12

10.10	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-90976		10-Q	April 29, 2002	10.5

10.10a	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.10b	Second Amendment to the 2002 Employee Stock Purchase Plan	X

10.11	2003 Stock Incentive Plan, as amended, shares which are registered on Form S-8 - File Number 333-108467		8-K	July 28, 2005	10.1

10.12	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.12a	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan	X

10.13	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 8, 2004	10.1

10.14	Form of Executive Severance and Change in Control Agreement		8-K	May 23, 2005	10.1

10.15	Form of Restricted Stock Unit Agreement		8-K	July 28, 2005	10.2

10.16	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.17	Form of Non-statutory Stock Option Agreement (Employees)		8-K	July 28, 2005	10.4

10.18	Form of Incentive Stock Option Agreement		8-K	July 28, 2005	10.5

10.19	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.20	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.21	Settlement and Release Agreement with Aurora Health Care, Inc.		10-Q	October 25, 2005	10.1

10.22	Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2004	10.2

10.22a	Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2005	10.11

10.22b	Amendment No. 3 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	X

10.23	Redevelopment Agreement for the Forsyth / Hanley Redevelopment Area between the City of Clayton, Missouri and Centene Plaza Redevelopment Corporation dated December 30, 2005		8-K	December 30, 2005	10.1

10.24	Summary of Board of Director Compensation	X

10.25	Summary of Compensatory Arrangements with Executive Officers	X

10.26	Stock Purchase Agreement by and between Centene Corporation and Swope Community Enterprises, dated September 28, 2004		10-Q	October 24, 2004	10.3

10.27	Lease Agreement between MHS Consulting Corporation and AVN Air, LLC, dated December 24, 2003		10-K	February 24, 2004	10.31

10.28	Asset Sale and Purchase Agreement by and among Centene Corporation, Buckeye Community Health Plan, Mercy Health Partners, and Family Health Plan, Inc.		10-K	February 24, 2004	10.32

10.29	Asset Sale and Purchase Agreement by and among Centene Corporation, Buckeye Community Health Plan, Inc., Summa Health System and SummaCare, Inc. dated January 10, 2005		10-Q	April 25, 2005	10.1

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

23	Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Number 333-119944) and on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190).	X

23a	Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Number 333-119944) and on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190).	X
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2006.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities as indicated, as of February 24, 2006.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)

/s/ KAREY L. WITTY Karey L. Witty	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ STEVE BARTLETT Steve Bartlett	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ JOHN R. ROBERTS John R. Roberts	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ TOMMY G. THOMPSON Tommy G. Thompson	Director