Form 10-Q
period 2006-03-31
CENTENE CORP
filed 2006-04-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 17, 2006, the registrant had 43,084,562 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,512	$147,358
Premium and related receivables, net of allowances of $611 and $343, respectively	66,368	44,108
Short-term investments, at fair value (amortized cost $71,400 and $56,863, respectively)	71,172	56,700
Other current assets	24,992	24,439

Total current assets	281,044	272,605
Long-term investments, at fair value (amortized cost $130,189 and $126,039, respectively)	127,289	123,661
Restricted deposits, at fair value (amortized cost $23,081 and $22,821, respectively)	22,788	22,555
Property, software and equipment, net	82,853	67,199
Goodwill	196,986	157,278
Other intangible assets, net	19,341	17,368
Other assets	7,506	7,364

Total assets	$737,807	$668,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$172,792	$170,514
Accounts payable and accrued expenses	47,779	29,790
Unearned revenue	12,494	13,648
Current portion of long-term debt and notes payable	1,712	699

Total current liabilities	234,777	214,651
Long-term debt	130,940	92,448
Other liabilities	7,841	8,883

Total liabilities	373,558	315,982
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,072,053 and 42,988,230 shares, respectively	43	43
Additional paid-in capital	195,669	191,840
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(2,148)	(1,754)
Retained earnings	170,685	161,919

Total stockholders’ equity	364,249	352,048

Total liabilities and stockholders’ equity	$737,807	$668,030

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Premium	$435,562	$330,944
Service	19,516	1,432

Total revenues	455,078	332,376

Expenses:
Medical costs	361,672	267,756
Cost of services	15,588	843
General and administrative expenses	65,222	42,459

Total operating expenses	442,482	311,058

Earnings from operations	12,596	21,318
Other income (expense):
Investment and other income	3,540	2,120
Interest expense	(1,998)	(562)

Earnings before income taxes	14,138	22,876
Income tax expense	5,372	8,465

Net earnings	$8,766	$14,411

Earnings per share:
Basic earnings per common share	$0.20	$0.35
Diluted earnings per common share	$0.20	$0.32

Weighted average number of shares outstanding:
Basic	42,987,892	41,560,587
Diluted	44,750,271	44,861,989

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$8,766	$14,411
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	4,520	2,782
Excess tax benefits from stock compensation	—	2,871
Stock compensation expense	3,417	1,091
Loss (gain) on sale of investments	12	10
Loss on disposal of property and equipment	30	183
Deferred income taxes	232	(983)
Changes in assets and liabilities —
Premium and related receivables	(15,812)	(5,512)
Other current assets	(2,894)	(4,268)
Other assets	(158)	(491)
Medical claims liabilities	2,278	11,602
Unearned revenue	(934)	(21)
Accounts payable and accrued expenses	9,937	(2,446)
Other operating activities	(51)	648

Net cash provided by operating activities	9,343	19,877

Cash flows from investing activities:
Purchase of property, software and equipment	(14,136)	(3,665)
Purchase of investments	(53,194)	(21,767)
Sales and maturities of investments	33,827	27,542
Acquisitions, net of cash acquired	(39,912)	—

Net cash (used in) provided by investing activities	(73,415)	2,110

Cash flows from financing activities:
Proceeds from exercise of stock options	2,139	1,390
Proceeds from borrowings	37,000	—
Payment of long-term debt and notes payable	(2,285)	(4,121)
Excess tax benefits from stock compensation	1,454	—
Common stock repurchases	(3,082)	—
Other financing activities	—	(85)

Net cash provided by (used in) financing activities	35,226	(2,816)

Net (decrease) increase in cash and cash equivalents	(28,846)	19,171

Cash and cash equivalents, beginning of period	147,358	84,105

Cash and cash equivalents, end of period	$118,512	$103,276

Interest paid	$2,037	$692
Income taxes paid	$911	$1,133

Supplemental schedule of non-cash financing activities:
Property acquired under capital leases	$26	$—

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) is a multi-line healthcare enterprise operating in two segments. The Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). The Specialty Services segment operates through contracts with Centene health plans, as well as other healthcare organizations, state programs and other commercial organizations. These specialty services include behavioral health, disease management, nurse triage and treatment compliance. Effective January 2006, the Specialty Services segment also includes pharmacy benefits management through Centene’s acquisition of US Script, Inc.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2005. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2005 audited financial statements, have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2005 amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

3. Stock Incentive Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three months ended March 31, 2006 include an additional $2,384 of general and administrative expenses relating to the adoption of SFAS 123R. Net earnings were reduced by $1,672, or $0.04 per basic and diluted share. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $1,454.

For the three months ended March 31, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

2005
Net earnings	$14,411
Stock-based employee compensation expense included in net earnings, net of related tax effects	677
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,980)

Pro forma net earnings	$13,108

Basic earnings per common share:
As reported	$0.35
Pro forma	0.32
Diluted earnings per common share:
As reported	$0.32
Pro forma	0.29

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 959,769 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Option activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2005	5,273,571	$15.79
Granted	43,000	26.40
Exercised	(194,061)	9.70
Expired	(12,900)	25.82
Forfeited	(197,700)	18.90

Outstanding as of March 31, 2006	4,911,910	$15.98	$62,722	7.5

Exercisable as of March 31, 2006	1,900,184	$11.86	$32,014	6.6

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; expected volatility of 44% and 55%; risk-free interest rate of 4.5% and 4.0% and expected lives of 6.5 and 6.0 for the three months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the three months ended March 31, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. For the three months ended March 31, 2006, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock. For the three months ended March 31, 2005, expected volatility is based on historical volatility levels. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was $13.45 and $18.89, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3,304 and $14,312, respectively.

Non-vested restricted stock and restricted stock unit activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	1,153,655	$25.20
Granted	1,000	26.23
Vested	(10,950)	33.90
Forfeited	(2,400)	25.40

Non-vested balance as of March 31, 2006	1,141,305	$25.12

As of March 31, 2006 there was $46,094 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of four years.

4. Acquisitions

US Script

Effective January 1, 2006, the Company acquired 100% of US Script, Inc., a pharmacy benefits manager. The Company paid approximately $40,600 in cash and related transaction costs. In accordance with the terms of the agreement, the Company may pay up to an additional $10,000 if US Script, Inc. achieves certain earnings targets over a five-year period. The results of operations for US Script, Inc. are included in the consolidated financial statements since January 1, 2006.

The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $5,000 and associated deferred tax liabilities of $2,000 and goodwill of approximately $37,600. The identifiable intangible assets have an estimated useful life of five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

AirLogix

Effective July 22, 2005, the Company acquired 100% of AirLogix, Inc., a disease management provider. The Company paid approximately $36,200 in cash and related transaction costs. If certain performance criteria are achieved, additional consideration of up to $5,000 may be paid. The results of operations for AirLogix are included in the consolidated financial statements since July 22, 2005.

The preliminary purchase price allocation resulted in estimated identified intangible assets of $2,800 and associated deferred tax liabilities of $1,100 and goodwill of approximately $32,200. The identifiable intangible assets have an estimated useful life of one to five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2006	2005
Net earnings	$8,766	$14,411

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	42,987,892	41,560,587
Common stock equivalents (as determined by applying the treasury stock method)	1,762,379	3,301,402

Weighted average number of common shares and potential dilutive common shares outstanding	44,750,271	44,861,989

Basic earnings per common share	$0.20	$0.35

Diluted earnings per common share	$0.20	$0.32

The calculation of diluted earnings per common share for the three months ended March 31, 2006 and 2005 excludes the impact of 150,900 and 128,933 shares, respectively, related to stock options, unvested restricted stock and restricted stock units which are anti-dilutive.

6. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but the Company reserves the right to suspend or discontinue the program at anytime. During the three months ended March 31, 2006, the Company repurchased 129,700 shares at an average price of $23.76 and an aggregate cost of $3,082.

7. Contingencies

The Company is routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, the Company does not expect the result of these matters to have a material effect on its financial position or results of operations.

8. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, disease management, nurse triage, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision makers to evaluate all results of operations.

Segment information for the three months ended March 31, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$410,981	$44,097	$—	$455,078
Revenue from internal customers	20,773	17,677	(38,450)	—

Total revenue	$431,754	$61,774	$(38,450)	$455,078

Earnings from operations	$12,091	$505	$—	$12,596

Segment information for the three months ended March 31, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$330,543	$1,833	$—	$332,376
Revenue from internal customers	17,048	8,084	(25,132)	—

Total revenue	$347,591	$9,917	$(25,132)	$332,376

Earnings from operations	$21,330	$(12)	$—	$21,318

Effective with the US Script acquisition, the Company reassessed the calculations used to determine the proportion of certain costs allocated among each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain general and administrative expenses. The altered percentages resulted in the allocation of an additional $3,125 to the Medicaid Managed Care segment than would have been allocated under the previous formulas.

9. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended March 31,
	2006	2005
Net earnings	$8,766	$14,411
Reclassification adjustment, net of tax	13	9
Change in unrealized losses on investments available for sale, net of tax	(407)	(1,200)

Total comprehensive earnings	$8,372	$13,220

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under “Item 1A. Risk Factors.”

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

Our key 2006 first quarter performance indicators include:

•	Quarter-end Medicaid Managed Care membership of 874,800.

•	Revenues of $455.1 million, a 37% increase over the comparable period in 2005.

•	Medicaid and SCHIP health benefits ratio (HBR) of 82.8%, SSI HBR of 87.6% and Specialty Services HBR of 84.1%.

•	Medicaid Managed Care general and administrative (G&A) expense ratio of 11.9% and Specialty Services G&A ratio of 22.3%.

•	Operating earnings of $12.6 million.

•	Diluted earnings per share of $0.20.

•	Operating cash flows of $9.3 million.

Over the last year we have experienced strong growth in our Medicaid Managed Care segment including membership growth of 12.5% since March 31, 2005. That growth was highlighted by the following:

•	We increased our membership by 28.8% in Indiana.

•	We increased our membership by 24.6% in Kansas.

•	Effective May 1, 2005, we acquired certain Medicaid-related assets of SummaCare, Inc. for approximately $30.4 million. The results of operations of this entity are included in our consolidated financial statements beginning May 1, 2005.

Additionally, we have new contracts or preliminary contract awards to enter the Georgia market and expand our operations in Ohio and Texas.

•	During the third quarter of 2005 we were awarded Medicaid contracts in Georgia by the Georgia Department of Community Health. Our subsidiary, Peach State Health Plan, Inc., will manage care for a portion of the Medicaid and SCHIP recipients in the Atlanta, Central and Southwest regions. Membership operations are scheduled to commence in June 2006.

•	During the first quarter of 2006 we executed a definitive agreement to acquire MediPlan Corporation in Ohio for approximately $8.5 million. Additionally, we received preliminary notification of an award of Medicaid contracts by the State of Ohio, increasing counties served from two to 27. Roll-out dates for this expansion have not yet been established.

•	During the fourth quarter of 2005 we were awarded contracts in Texas to expand our operations to the Corpus Christi market. Membership operations are scheduled to commence in September 2006.

Our Specialty Services segment has experienced significant year over year growth largely because of the following acquisitions and contract awards:

•	Effective January 2006 we acquired US Script, Inc., a pharmacy benefits manager (PBM), for $40.6 million. The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2006.

•	Effective July 22, 2005, we acquired AirLogix, Inc., a disease management provider, for a purchase price of approximately $36.2 million. The results of operations of this entity are included in our consolidated financial statements since July 22, 2005.

•	Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

RESULTS OF OPERATIONS AND KEY METRICS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Summarized comparative financial data are as follows ($ in millions except share data):

	Three Months Ended March 31,
	2006	2005	% Change 2005-2006
Premium revenue	$435.6	$331.0	31.6%
Service revenue	19.5	1.4	—

Total revenues	455.1	332.4	36.9%
Medical costs	361.7	267.8	35.1%
Cost of services	15.6	0.8	—
General and administrative expenses	65.2	42.5	53.6%

Earnings from operations	12.6	21.3	(40.9)%
Investment and other income, net	1.5	1.6	(1.0)%

Earnings before income taxes	14.1	22.9	(38.2)%
Income tax expense	5.3	8.5	(36.5)%

Net earnings	$8.8	$14.4	(39.2)%

Diluted earnings per common share	$0.20	$0.32	(37.5)%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments are immaterial in relation to total revenue recorded and are reflected in the period known.

Our Specialty Services segment generates revenues under contracts with state and local government entities, our health plans and third-party customers. Revenues are recognized when the related services are provided or as ratably earned over the covered period of service. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

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

Our total revenue increased year over year primarily because of 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1. Membership growth

From March 31, 2005 to March 31, 2006, we increased our membership by 12.5%. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	March 31,
	2006	2005
Indiana	193,000	149,900
Kansas	118,200	94,900
Missouri	34,500	41,300
New Jersey	57,500	52,700
Ohio	59,000	23,900
Texas	237,500	243,700
Wisconsin	175,100	170,900

Total	874,800	777,300

The following table sets forth our membership by line of business:

	March 31,
	2006	2005
Medicaid	683,700	588,100
SCHIP	175,300	178,500
SSI	15,800	10,700

Total	874,800	777,300

From March 31, 2005 to March 31, 2006, we increased our membership in Ohio through our acquisition of the Medicaid-related assets of SummaCare, Inc. Our membership increased in Indiana, New Jersey and Wisconsin from additions to our provider networks, expansion into SSI in Wisconsin, service of additional counties and growth in the overall number of Medicaid beneficiaries. In Kansas, we increased our membership by eliminating a ceiling on our total membership with the State. Our membership decreased in Missouri and Texas because of more stringent eligibility requirements for the Medicaid and SCHIP programs and eligibility administrative issues in Texas.

2. Premium rate increases

During the three months ended March 31, 2006, we received premium rate increases, net of increases related to premium tax enactments, ranging from 1.8% to 6.5%, or 2.2% on a composite basis across our markets.

3. Specialty Services segment growth

In 2005 we began performing under our behavioral health contracts with the States of Arizona and Kansas. At March 31, 2006, our behavioral health company, Cenpatico, provided behavioral health services to 92,300 members in Arizona, 39,200 members in Kansas and 699,100 members through contracts with our health plans compared to 35,400 members in Kansas and 588,400 members through contracts with our health plans at March 31, 2005. In July 2005 we began offering disease management services through our acquisition of AirLogix. Additionally, in January 2006 we began offering pharmacy benefits management services through our acquisition of US Script. The increase in service revenues reflects the acquisitions of AirLogix and US Script.

Operating Expenses

Medical Costs

Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty services claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We employ actuarial professionals and use the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our HBR represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our HBR for our external membership by member category:

	Three Months Ended March 31,
	2006	2005
Medicaid and SCHIP	82.8%	80.6%
SSI	87.6%	94.6%
Specialty Services	84.1%	133.5%

Our Medicaid and SCHIP HBR increased for the three months ended March 31, 2006 versus the comparable period in 2005 due to: (1) higher utilization trends in certain markets, especially in January 2006. Our February and March data indicates normalized levels of utilization; (2) an increase in pharmacy related costs, especially in our Indiana and, to a lesser extent, Ohio markets which increased our HBR by 0.7% as compared to the fourth quarter of 2005; and (3) expansion into new markets previously unmanaged by us. For example, we experienced higher cost trends in Indiana where we added membership in the second half of 2005 as the State expanded its Medicaid managed care program to include all Medicaid and SCHIP enrollees. Our Specialty Services HBR for 2006 includes the behavioral health contracts in Arizona and Kansas, while the 2005 results included only the first three months of our behavioral health contract in Kansas.

Cost of Services

Our cost of services expenses include all direct costs to support the local functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the physicians, therapists and teachers who provide the services and expenses related to facilities and equipment used to provide services. Cost of services also includes the pharmacy costs incurred by our PBM. The increase in cost of services year over year reflects the acquisitions of AirLogix and US Script.

General and Administrative Expenses

Our G&A expenses primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to health plans, specialty companies and our centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are also classified as G&A expenses. G&A expenses increased for the three months ended March 31, 2006 over the comparable period in 2005 primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia. The 2006 results include $4.7 million of implementation costs in Georgia and $2.4 million of stock compensation expense as a result of adopting SFAS 123R on January 1, 2006.

Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Three Months Ended March 31,
	2006	2005
Medicaid Managed Care	11.9%	10.8%
Specialty Services	22.3%	50.2%

The increase in the Medicaid Managed Care G&A expense ratio in 2006 reflects implementation costs in Georgia without any associated revenues, the adoption of SFAS 123R and the effect of new premium tax enactments. Premium taxes totaled $4.3 million and $1.7 million in the three months ended March 31, 2006 and 2005, respectively. Premium taxes had the effect of increasing our G&A ratio by 0.9% and 0.5% in the three months ended March 31, 2006 and 2005, respectively.

The Specialty Services G&A ratio varies depending on the nature of the services provided and will have a higher general and administrative expense ratio than the Medicaid Managed Care segment. The results for the three months ended March 31, 2006 reflect the operations of our behavioral health company in Arizona, and the acquisitions of US Script and AirLogix.

Effective with the US Script acquisition, we reassessed the calculations used to determine the proportion of certain costs allocated among each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain G&A costs. The altered percentages resulted in the allocation of an additional $3.1 million to the Medicaid Managed Care segment than would have been allocated under the previous formulas.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $1.4 million for the three months ended March 31, 2006 over the comparable period in 2005 as a result of an increase in market interest rates. Interest expense increased $1.4 million from increased borrowings under our credit facility.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2006 was 38.0%, compared to 37.0% for the comparable period in 2005. The increase was primarily due to the effect of recording the tax benefit associated with the incentive stock option component of stock compensation directly to equity, rather than in income tax expense, under SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our operating activities provided cash of $9.3 million in the three months ended March 31, 2006 compared to $19.9 million in the comparable period in 2005. The decline in cash flow from operations in 2006 reflects a greater increase in premium and related receivables and a lower increase in medical claims liabilities combined with a decline in net earnings. The greater increase in premium and related receivables reflects an increase in capitation receivables and in reimbursements due to us from providers including amounts due under capitated risk-sharing contracts. The increase in the premium and related receivables balance also reflects the acquisition of US Script. The lower increase in medical claims liabilities reflects information systems improvements to reduce our claims processing cycle time.

Our investing activities used cash of $73.4 million and provided cash of $2.1 million in the three months ended March 31, 2006 and 2005 respectively. During 2006, our investing activities primarily consisted of the acquisition of US Script. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of March 31, 2006, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.5 years. Cash is invested in investment vehicles such as asset-backed securities, municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $14.1 million and $3.7 million on capital assets in the three months ended March 31, 2006 and 2005, respectively. The expenditures in 2006 included $6.5 million for computer software. We anticipate spending an additional $35 million on capital expenditures in 2006 primarily related to information systems and our Georgia expansion.

The expenditures in 2006 also included $4.3 million for a property contiguous to our corporate headquarters as part of our redevelopment agreement with the City of Clayton, MO. In the second quarter of 2006, we expect to execute a three-year, $25 million unsecured credit facility to finance this property and other property related to the redevelopment agreement. We anticipate spending approximately $17 million for additional property in Clayton, MO related to this agreement.

Our financing activities provided cash of $35.2 million in the three months ended March 31, 2006 and used cash of $2.8 million in the three months ended March 31, 2005. During 2006, our financing activities primarily related to proceeds from borrowings under our Revolving Credit Agreement. These borrowings were used primarily for our investing activities in conjunction with the acquisition of US Script. During 2005, our financing cash flows primarily consisted of payments on our Revolving Credit Agreement.

At March 31, 2006, we had working capital, defined as current assets less current liabilities, of $46.3 million as compared to $58.0 million at December 31, 2005. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $189.7 million at March 31, 2006 and $204.1 million at December 31, 2005. Long-term investments were $150.1 million at March 31, 2006 and $146.2 million at December 31, 2005, including restricted deposits of $22.8 million and $22.6 million, respectively. At March 31, 2006, cash and investments held by our unregulated entities totaled $25.8 million while cash and investments held by our regulated entities totaled $314.0 million.

We have an unsecured Revolving Credit Agreement with several lending institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The total amount available under the credit agreement is $200 million, including a sub-facility for letters of credit in an aggregate amount up to $50 million. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement bear interest at LIBOR plus 1.5%. This rate may change under differing capital structures over the life of the agreement. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire on September 9, 2010 or on an earlier date in the instance of a default as defined in the agreement. As of March 31, 2006, we had $112.0 million in borrowings outstanding under the agreement and $15.0 million in letters of credit outstanding, leaving an availability of $73.0 million. As of March 31, 2006, we were in compliance with all covenants.

Our board of directors adopted a stock repurchase program authorizing us to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through

October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the three months ended March 31, 2006, we repurchased 129,700 shares at an average price of $23.76. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

In January 2006, we executed a definitive agreement, subject to regulatory approvals, to acquire MediPlan Corporation for approximately $8.5 million in cash plus transaction costs. The acquisition is expected to close in the second quarter of 2006. In April 2006, we executed a definitive agreement, subject to regulatory approvals, to acquire the managed vision business of OptiCare Health Systems, Inc. for approximately $7.5 million in cash plus transaction costs. The acquisition is expected to close in the third quarter of 2006.

There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the three months ended March 31, 2006. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations, planned acquisitions of MediPlan Corporation and OptiCare Health Systems, Inc., and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2006, our subsidiaries had aggregate statutory capital and surplus of $182.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $93.4 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2006, our Georgia, Indiana, New Jersey, Ohio, Texas and Wisconsin health plans were in compliance with the risk-based capital requirements enacted in those States. If adopted by Kansas or Missouri, we believe we would be in compliance with the risk-based capital requirements for these subsidiaries. We continue to monitor the requirements in Kansas and Missouri and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2006, we had short-term investments of $71.2 million and long-term investments of $150.1 million, including restricted deposits of $22.8 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, asset-backed securities, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2006, the fair value of our fixed income investments would decrease by approximately $3.0 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters are uncertain, we do not expect the result of these matters to have a material effect on our financial position or results of operations.

ITEM 1A. Risk Factors.

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

Risks Related to Being a Regulated Entity

Reduction in Medicaid, SCHIP and SSI Funding Could Substantially Reduce Our Profitability.

Most of our revenues come from Medicaid, SCHIP and SSI premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, SCHIP and SSI funding and premium rates may be affected by continued government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. For example, in August 2004, the Centers for Medicare & Medicaid Services, or CMS, proposed a rule that would have required states to estimate improper payments made under their Medicaid and SCHIP programs, report such overpayments to Congress, and, if necessary, take actions to reduce erroneous payments. In October 2005, CMS announced an interim rule under which a CMS contractor will randomly select states for review once every three years to estimate each state’s rate of erroneous payments, the federal share of which the states will be required to return to CMS.

In February 2006, President Bush signed into law changes in Medicaid that cut payments for prescription drugs, gave states new power to reduce or reconfigure benefits, and may lead to lower Medicaid reimbursements in some states. The Bush administration has also proposed to further reduce total federal funding for the Medicaid program by $14 billion over the next five years. Some states, including Texas, have been authorized to implement special measures to accommodate the arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita, but it is unknown whether such measures will be sufficient to cover the additional Medicaid costs incurred by these states. The newly effective Medicare prescription drug benefit interrupted prescription drug coverage for many Medicaid beneficiaries, prompting several states to pay for prescription drugs on an emergency basis without any assurance of receiving full reimbursement from Medicaid.

Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. States periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility. Moreover, the Bush administration has proposed freezing federal spending for SCHIP at 2007 levels for ten years. We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

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

We May Incur Significant Costs as a Result of Compliance With Government Regulations, and Our Management Will Be Required to Devote Time to Compliance.

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

In February 2006, President Bush signed into law changes in Medicaid that cut payments for prescription drugs, gave states new power to reduce or reconfigure benefits, and may lead to lower Medicaid reimbursements in some sates. The Bush Administration has also proposed to further reduce total federal funding for the Medicaid program by $14 billion over the next five years. Some states, including Texas, have been authorized to implement special measures to accommodate the arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita, but it is unknown whether such measures will be sufficient to cover the additional Medicaid costs incurred by these states. Any reduction or reconfiguration of state funding could adversely affect our growth, operations and financial performance.

Recent legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance. The new Medicare prescription drug benefit is interrupting the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program. These expenses may cause some states to divert funds originally intended for other Medicaid services.

If State Regulatory Agencies Require a Statutory Capital Level Higher than the State Regulations, We May be Required to Make Additional Capital Contributions.

Our operations are conducted through our wholly owned subsidiaries, which include health maintenance organizations (HMOs) and managed care organizations, or MCOs. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual HMOs to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

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

Risks Related to Our Business

Ineffectiveness of State-operated Systems and Subcontractors Could Adversely Affect Our Business.

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

Operations in Indiana, Kansas, New Jersey, Texas and Wisconsin historically have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative actions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

Premium payments to us are based upon eligibility lists produced by state governments. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we had made related payments to providers and were unable to recoup such payments from the providers.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

First Quarter 2006

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2006	129,700	$23.76	129,700	3,870,300
February 28, 2006	—	—	—	3,870,300
March 31, 2006	—	—	—	3,870,300

TOTAL	129,700	$23.76	129,700

(1)	On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2007. During the three months ended March 31, 2006, we did not repurchase any shares other than through this publicly announced program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 25, 2006.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ Karey L. Witty
Karey L. Witty
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)