Form 10-Q
period 2006-06-30
CENTENE CORP
filed 2006-07-25
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of July 17, 2006, the registrant had 43,209,831 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,436	$147,358
Premium and related receivables, net of allowances of $175 and $343, respectively	96,852	44,108
Short-term investments, at fair value (amortized cost $77,049 and $56,863, respectively)	76,700	56,700
Other current assets	20,714	24,439

Total current assets	325,702	272,605
Long-term investments, at fair value (amortized cost $120,252 and $126,039, respectively)	117,257	123,661
Restricted deposits, at fair value (amortized cost $24,283 and $22,821, respectively)	24,008	22,555
Property, software and equipment, net	90,344	67,199
Goodwill	215,376	157,278
Other intangible assets, net	20,203	17,368
Other assets	8,246	7,364

Total assets	$801,136	$668,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$187,204	$170,514
Accounts payable and accrued expenses	52,540	29,790
Unearned revenue	15,413	13,648
Current portion of long-term debt and notes payable	1,034	699

Total current liabilities	256,191	214,651
Long-term debt	164,462	92,448
Other liabilities	6,444	8,883

Total liabilities	427,097	315,982
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,200,752 and 42,988,230 shares, respectively	43	43
Additional paid-in capital	200,622	191,840
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(2,276)	(1,754)
Retained earnings	175,650	161,919

Total stockholders’ equity	374,039	352,048

Total liabilities and stockholders’ equity	$801,136	$668,030

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Premium	$476,079	$348,416	$911,641	$679,360
Service	19,214	1,212	38,730	2,644

Total revenues	495,293	349,628	950,371	682,004

Expenses:
Medical costs	400,229	282,215	761,901	549,971
Cost of services	14,317	728	29,905	1,571
General and administrative expenses	74,441	44,365	139,663	86,824

Total operating expenses	488,987	327,308	931,469	638,366

Earnings from operations	6,306	22,320	18,902	43,638
Other income (expense):
Investment and other income	3,891	2,523	7,431	4,643
Interest expense	(2,456)	(634)	(4,454)	(1,196)

Earnings before income taxes	7,741	24,209	21,879	47,085
Income tax expense	2,776	8,960	8,148	17,425

Net earnings	$4,965	$15,249	$13,731	$29,660

Earnings per share:
Basic earnings per common share	$0.12	$0.36	$0.32	$0.71
Diluted earnings per common share	$0.11	$0.34	$0.31	$0.66
Weighted average number of shares outstanding:
Basic	43,169,590	42,203,946	43,079,243	41,884,044
Diluted	44,839,149	45,087,772	44,794,558	44,984,818

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$13,731	$29,660
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	9,541	5,901
Excess tax benefits from stock compensation	—	3,782
Stock compensation expense	7,154	2,304
Loss on sale of investments	33	39
Deferred income taxes	(287)	1,191
Changes in assets and liabilities —
Premium and related receivables	(45,710)	(38,364)
Other current assets	1,859	(2,224)
Other assets	(1,123)	(946)
Medical claims liabilities	16,690	(12,387)
Unearned revenue	1,705	5,701
Accounts payable and accrued expenses	10,658	(2,716)
Other operating activities	191	1,034

Net cash provided by (used in) operating activities	14,442	(7,025)

Cash flows from investing activities:
Purchase of property, software and equipment	(23,472)	(8,768)
Purchase of investments	(113,665)	(74,928)
Sales and maturities of investments	97,445	84,984
Acquisitions, net of cash acquired	(60,710)	(21,342)

Net cash used in investing activities	(100,402)	(20,054)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,761	2,864
Proceeds from borrowings	71,967	10,000
Payment of long-term debt and notes payable	(4,487)	(4,242)
Excess tax benefits from stock compensation	1,977	—
Common stock repurchases	(3,180)	—
Other financing activities	—	(50)

Net cash provided by financing activities	70,038	8,572

Net decrease in cash and cash equivalents	(15,922)	(18,507)

Cash and cash equivalents, beginning of period	147,358	84,105

Cash and cash equivalents, end of period	$131,436	$65,598

Interest paid	$4,598	$1,209
Income taxes paid	$1,645	$12,904

Supplemental schedule of non-cash financing activities:
Common stock issued for acquisitions	$—	$8,995

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. Organization

Centene Corporation (Centene or the Company) is a multi-line healthcare enterprise operating in two segments. The Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). The Specialty Services segment operates through contracts with Centene health plans, as well as other healthcare organizations, state programs and other third-party customers. Specialty Services includes behavioral health, disease management, nurse triage, pharmacy benefits management and treatment compliance.

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

3. Stock Incentive Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three and six months ended June 30, 2006 reflected the following changes as a result of adopting SFAS 123R:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
General and administrative expenses	$2,518	$4,902
Net earnings	$(1,766)	$(3,437)
Basic earnings per common share	$(0.04)	$(0.08)
Diluted earnings per common share	$(0.04)	$(0.07)

Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $523 and $1,977 in the three and six months ended June 30, 2006, respectively.

For the six months ended June 30, 2005, the Company accounted for stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings	$15,249	$29,660
Stock-based employee compensation expense included in net earnings, net of related tax effects	752	1,429
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,052)	(4,032)

Pro forma net earnings	$13,949	$27,057

Basic earnings per common share:
As reported	$0.36	$0.71
Pro forma	$0.33	$0.65
Diluted earnings per common share:
As reported	$0.34	$0.66
Pro forma	$0.31	$0.61

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 892,679 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards. Certain awards provide for accelerated vesting if there is a change in control (as defined in the plans).

Option activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2005	5,273,571	$15.79
Granted	79,500	27.24
Exercised	(353,346)	9.41
Expired	(12,900)	25.82
Forfeited	(211,100)	18.97

Outstanding as of June 30, 2006	4,775,725	$16.29	$40,068	7.4

Exercisable as of June 30, 2006	1,873,553	$12.30	$22,678	6.5

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Expected life (in years)	6.5	6.0
Risk-free interest rate	4.7%	4.0%
Expected volatility	43.7%	54.5%
Expected dividend yield	0%	0%

For the six months ended June 30, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the six months ended June 30, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. For the six months ended June 30, 2006, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock. For the six months ended June 30, 2005, expected volatility is based on historical volatility levels. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average fair value of options granted	$14.46	$15.39	$13.91	$17.57
Total intrinsic value of stock options exercised	$2,736	$9,498	$6,040	$23,810

Non-vested restricted stock and restricted stock unit activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	1,153,655	$25.20
Granted	44,990	27.98
Vested	(23,855)	31.28
Forfeited	(2,400)	25.40

Non-vested balance as of June 30, 2006	1,172,390	$25.19

As of June 30, 2006 there was $43,943 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of four years.

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

The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $5,000 and associated deferred tax liabilities of $2,000 and goodwill of approximately $37,400. The identifiable intangible assets have an estimated useful life of five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

AirLogix

Effective July 22, 2005, the Company acquired 100% of AirLogix, Inc., a disease management provider. The Company paid approximately $36,300 in cash and related transaction costs. If certain performance criteria are achieved, additional consideration of up to $5,000 may be paid. The results of operations for AirLogix, Inc. are included in the consolidated financial statements since July 22, 2005.

The preliminary purchase price allocation resulted in estimated identified intangible assets of $2,800 and associated deferred tax liabilities of $1,100 and goodwill of approximately $31,600. The identifiable intangible assets have an estimated useful life of one to five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

Other

The Company acquired 100% of the stock of MediPlan Corporation, effective June 1, 2006 and Cardium Health Services Corporation, effective May 9, 2006. The Company also acquired the assets and assumed certain liabilities of Health Dimensions of Florida, Inc., effective April 1, 2006. The Company paid a total of $22,500 in cash and related transaction costs for these acquisitions. The results of operations for these acquisitions are included in the consolidated financial statements since the respective effective dates. MediPlan Corporation, with Medicaid membership in Ohio, is included in the Medicaid Managed Care segment. Cardium Health Services Corporation, a chronic disease management provider, and Health Dimensions of Florida, Inc., a provider of after hours nurse triage services, are included in the Specialty Services segment. For these acquisitions, goodwill of $7,146 and $12,267 was allocated to the Medicaid Managed Care segment and Specialty Services segment, respectively. Pro forma disclosures related to these acquisitions have been excluded as immaterial.

5. Debt

At June 30, 2006, total debt outstanding was $165,496 including current maturities of $1,034. The total debt outstanding consisted of $142,500 under the Company’s $200,000 five-year Revolving Credit Agreement, $12,771 of mortgage notes payable, $4,467 under the three-year Revolving Loan Agreement discussed below and $5,758 of capital leases and other debt.

In May 2006, the Company executed a three-year $25,000 Revolving Loan Agreement. Borrowings under the agreement bear interest based upon LIBOR rates plus 1.5%. Subject to the terms and conditions of the agreement, the proceeds of the Revolving Loan may only be used for the acquisition of certain properties contiguous to the Company’s corporate headquarters. The outstanding borrowings at June 30, 2006 bore interest at 6.6%.

6. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$4,965	$15,249	$13,731	$29,660

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,169,590	42,203,946	43,079,243	41,884,044
Common stock equivalents (as determined by applying the treasury stock method)	1,669,559	2,883,826	1,715,315	3,100,774

Weighted average number of common shares and potential dilutive common shares outstanding	44,839,149	45,087,772	44,794,558	44,984,818

Basic earnings per common share	$0.12	$0.36	$0.32	$0.71
Diluted earnings per common share	$0.11	$0.34	$0.31	$0.66

The calculation of diluted earnings per common share for the three months and six months ended June 30, 2006 excludes the impact of 1,556,308 and 1,597,568 shares, respectively, related to stock options, unvested restricted stock and restricted stock units which are anti-dilutive. The calculation of diluted earnings per common share for the three months ended June 30, 2005 and the six months ended June 30, 2005 excludes the impact of 160,655 shares.

7. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but the Company reserves the right to suspend or discontinue the program at anytime. During the six months ended June 30, 2006, the Company repurchased 179,700 shares at an average price of $23.62 and an aggregate cost of $4,245.

8. Contingencies

The Company is routinely subject to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the result of these matters to have a material effect on its financial position or results of operations.

9. Segment Information

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

Segment information for the three months ended June 30, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$452,061	$43,232	$—	$495,293
Revenue from internal customers	22,230	48,803	(71,033)	—

Total revenue	$474,291	$92,035	$(71,033)	$495,293

Earnings from operations	$4,577	$1,729	$—	$6,306

Segment information for the three months ended June 30, 2005, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$347,970	$1,658	$—	$349,628
Revenue from internal customers	17,770	8,549	(26,319)	—

Total revenue	$365,740	$10,207	$(26,319)	$349,628

Earnings from operations	$23,321	$(1,001)	$—	$22,320

Segment information for the six months ended June 30, 2006, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$863,042	$87,329	$—	$950,371
Revenue from internal customers	43,003	66,480	(109,483)	—

Total revenue	$906,045	$153,809	$(109,483)	$950,371

Earnings from operations	$16,668	$2,234	$—	$18,902

Segment information for the six months ended June 30, 2005, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$678,513	$3,491	$—	$682,004
Revenue from internal customers	34,818	16,633	(51,451)	—

Total revenue	$713,331	$20,124	$(51,451)	$682,004

Earnings from operations	$44,651	$(1,013)	$—	$43,638

In 2006 the Company reassessed the calculations used to determine the appropriate proportion of certain costs allocated to each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain general and administrative expenses. For the three months and six months ended June 30, 2006, the altered percentages resulted in the allocation of an additional $3,044 and $6,169, respectively, to the Medicaid Managed Care segment than would have been allocated under the previous formulas.

10. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$4,965	$15,249	$13,731	$29,660
Reclassification adjustment, net of tax	29	42	49	54
Change in unrealized gain (loss) on investments, net of tax	(157)	747	(571)	(456)

Total comprehensive earnings	$4,837	$16,038	$13,209	$29,258

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Supplemental Security Income (SSI) and the State Children’s Health Insurance Program (SCHIP). Our Specialty Services segment operates through contracts with our health plans, as well as other healthcare organizations, state programs and other third-party customers. Specialty Services includes behavioral health, disease management, nurse triage, pharmacy benefits management and treatment compliance.

Our key 2006 second quarter performance indicators include:

•	Quarter-end Medicaid Managed Care membership of 1,101,500.

•	Revenues of $495.3 million, an increase of 41.7%.

•	Medicaid and SCHIP health benefits ratio (HBR) of 84.0%, SSI HBR of 87.6% and Specialty Services HBR of 83.7%.

•	Medicaid Managed Care general and administrative (G&A) expense ratio of 12.3% and Specialty Services G&A ratio of 17.4%.

•	Operating earnings of $6.3 million.

•	Diluted earnings per share of $0.11 (includes $9.7 million of adverse development in first quarter 2006 medical claims liabilities).

•	Operating cash flows of $5.1 million for the three months ended June 30, 2006.

Over the last year we have experienced strong membership and revenue growth in our Medicaid Managed Care segment including membership growth of 33.5% since June 30, 2005. That growth was highlighted by the following:

•	We increased our membership by 26.3% in Indiana.

•	We increased our membership by 13.7% in Kansas.

•	Effective June 1, 2006, our subsidiary, Peach State Health Plan, Inc., began managing care for 216,000 Medicaid and SCHIP members in the Atlanta and Central regions of Georgia. Membership operations are scheduled to commence for the Southwest region in September 2006.

•	Effective June 1, 2006, we acquired MediPlan Corporation (MediPlan) and began managing care for an additional 13,600 members in Ohio. The results of operations of this entity are included in our consolidated financial statements beginning June 1, 2006.

Additionally, we have new contracts or preliminary contract awards to expand our operations in Ohio and Texas.

•	During 2006, we received notification of an award of Medicaid contracts by the State of Ohio, increasing counties served from three to 27. Membership in the Akron and Canton markets is expected to begin the transition to our health plan in August 2006. The roll-out date for the Toledo market is expected to occur before the end of 2006.

•	During the fourth quarter of 2005, we were awarded contracts in Texas to expand our operations to the Corpus Christi market and serve additional members in our existing Austin and Lubbock markets. Membership operations are scheduled to commence in September 2006.

•	During the second quarter of 2006, we were awarded a contract in Texas to provide managed care for SSI recipients in the San Antonio and Corpus Christi markets. Membership operations are scheduled to commence in January 2007.

Our Specialty Services segment has experienced significant year over year growth largely because of the following acquisitions and contract awards:

•	During the second quarter of 2006, the Arizona Health Care Cost Containment System awarded CenCorp Health Solutions two managed care program contracts to provide Long Term Care services to the Maricopa and Yuma/LaPaz counties. These services will be provided by Bridgeway Health Solutions, a member of the CenCorp family of specialty companies. These contracts become effective October 2006.

•	In July 2006 we acquired the managed vision business of OptiCare Health Systems, Inc. (OptiCare). The results of operations of this entity will be included in our consolidated financial statements beginning July 1, 2006.

•	Effective May 9, 2006, we acquired Cardium Health Services Corporation (Cardium), a disease management company. The results of operations of this entity are included in our consolidated financial statements beginning May 9, 2006.

•	Effective January 1, 2006 we acquired US Script, Inc. (US Script), a pharmacy benefits manager (PBM). The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2006.

•	Effective July 22, 2005, we acquired AirLogix, Inc. (AirLogix), a disease management provider. The results of operations of this entity are included in our consolidated financial statements since July 22, 2005.

•	Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change 2005-2006	2006	2005	% Change 2005-2006
Premium revenue	$476.1	$348.4	36.6%	$911.7	$679.4	34.2%
Service revenue	19.2	1.2	—	38.7	2.6	—

Total revenues	495.3	349.6	41.7%	950.4	682.0	39.3%
Medical costs	400.2	282.2	41.8%	761.9	550.0	38.5%
Cost of services	14.3	0.7	—	29.9	1.6	—
General and administrative expenses	74.5	44.4	67.8%	139.7	86.8	60.9%

Earnings from operations	6.3	22.3	(71.7)%	18.9	43.6	(56.7)%
Investment and other income, net	1.5	1.9	(24.0)%	3.0	3.5	(13.6)%

Earnings before income taxes	7.8	24.2	(68.0)%	21.9	47.1	(53.5)%
Income tax expense	2.9	9.0	(69.0)%	8.2	17.4	(53.2)%

Net earnings	$4.9	$15.2	(67.4)%	$13.7	$29.7	(53.7)%

Diluted earnings per common share	$0.11	$0.34	(67.6)%	$0.31	$0.66	(53.0)%

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

1. Membership growth

From June 30, 2005 to June 30, 2006, we increased our membership by 33.5%. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	June 30,
	2006	2005
Georgia	216,000	—
Indiana	193,000	152,800
Kansas	117,100	103,000
Missouri	32,900	39,900
New Jersey	59,000	52,900
Ohio	73,100	59,600
Texas	235,800	243,800
Wisconsin	174,600	173,400

Total	1,101,500	825,400

The following table sets forth our membership by line of business:

	June 30,
	2006	2005
Medicaid	863,500	637,300
SCHIP	221,600	176,200
SSI	16,400	11,900

Total	1,101,500	825,400

On June 1, 2006 operations commenced in the Atlanta and Central regions of Georgia. From June 30, 2005 to June 30, 2006, we increased our membership in Ohio through the MediPlan acquisition. Our membership increased in Indiana, New Jersey and Wisconsin from additions to our provider networks, expansion into SSI in Wisconsin, service of additional counties and growth in the overall number of Medicaid beneficiaries. In Kansas, we increased our membership by eliminating a ceiling on our total membership with the State. Our membership decreased in Missouri and Texas because of more stringent State eligibility requirements for the Medicaid and SCHIP programs and eligibility administrative issues in Texas.

2. Premium rate increases

During the six months ended June 30, 2006, we received premium rate increases, net of increases related to premium tax enactments, ranging from 1.8% to 6.5%, or 2.2% on a composite basis across our markets.

3. Specialty Services segment growth

In 2005 we began performing under our behavioral health contracts with the States of Arizona and Kansas. At June 30, 2006, our behavioral health company, Cenpatico, provided behavioral health services to 93,600 members in Arizona, 39,400 members in Kansas and 925,400 members through contracts with our health plans compared to 31,800 members in Kansas and 629,600 members through contracts with our health plans at June 30, 2005. In July 2005 we began offering disease management services through our acquisition of AirLogix. In January 2006 we began offering pharmacy benefits management services through our acquisition of US Script. Additionally, in May 2006 we expanded our disease management services through our acquisition of Cardium Health Services. The increase in service revenue reflects the acquisitions of AirLogix, US Script, and Cardium.

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

Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our HBR represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our HBR for our external membership by member category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medicaid and SCHIP	84.0%	80.9%	83.4%	80.7%
SSI	87.6	85.2	87.6	89.3
Specialty Services	83.7	86.3	83.9	109.3

Our Medicaid and SCHIP HBR for the three and six months ended June 30, 2006 were 84.0% and 83.4%, respectively, increases of 3.1% and 2.7% over the comparable 2005 periods. These increases were due to higher utilization and cost trends. The increase in HBR for the three months ended June 30, 2006 includes approximately 2.2% ($9.7 million) for adverse medical cost development in estimated medical claims liabilities from the first quarter of 2006. The adverse development was largely caused by: (1) increased medical expense for maternity related costs, (2) increased physician costs, (3) increased costs associated with injectibles such as Synagis and Somatropin, and (4) increases in the estimated days for members hospitalized as of March 31, 2006. Approximately $3.7 million of the development occurred in Indiana and $2.2 million occurred in Texas. There has been slight positive development for 2005 claims. Approximately $7.1 million of the development related to March claims and $2.5 million was for February claims. The increase in HBR for the six months ended June 30, 2006 is caused primarily by the adverse medical cost development discussed above, increased costs associated with members in the Indiana market and physician and injectibles costs in other markets.

Our Specialty Services HBR for 2006 includes the behavioral health contracts in Arizona and Kansas. The 2005 results included only the first six months of our behavioral health contract in Kansas.

Cost of Services

Our cost of services expense includes all direct costs to support the local functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses related to facilities and equipment used to provide services. Cost of services also includes the pharmacy costs incurred by our PBM. Cost of services rose $13.6 and $28.3 million for the three and six months ended June 30, 2006, respectively, over the comparable periods in 2005. The increase in cost of services reflects the acquisitions of AirLogix, US Script and Cardium.

General and Administrative Expenses

Our G&A expenses primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to health plans, specialty companies and our centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are also classified as G&A expenses. G&A expenses increased for the three and six months ended June 30, 2006 over the comparable periods in 2005 primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia. The results for the three and six months ended June 30, 2006 include $4.7 million and $9.4 million, respectively, of implementation expenses in Georgia and $2.5 million and $4.9 million, respectively, of stock compensation expense as a result of adopting SFAS 123R on January 1, 2006.

Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medicaid Managed Care	12.3%	10.5%	12.1%	10.6%
Specialty Services	17.4	58.8	19.3	54.6

The increase in the Medicaid Managed Care G&A expense ratio in 2006 reflects G&A costs in Georgia with only one month of associated revenues, the adoption of SFAS 123R and the effect of the enactment of new premium tax or similar assessments (collectively, premium taxes). Premium taxes totaled $6.9 million and $11.2 million in the three and six months ended June 30, 2006, respectively, compared to $1.7 million and $3.4 million, respectively, for the comparable periods in 2005. Premium taxes had the effect of increasing our G&A ratio by 1.3% and 1.1% in the three and six months ended June 30, 2006, respectively, compared to 0.4% in the three and six months ended June 30, 2005.

The Specialty Services G&A ratio varies depending on the nature of the services provided and will have a higher G&A expense ratio than the Medicaid Managed Care segment. The results for the three and six months ended June 30, 2006 reflect the operations of our behavioral health company in Arizona, the acquisitions of US Script and AirLogix, as well as the acquisition of Cardium effective May 9, 2006. The results for the six months ended June 30, 2005 included approximately $1.5 million in start-up costs related to our behavioral health contract in Arizona.

In 2006 we reassessed the calculations used to determine the proportion of certain costs allocated among each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain G&A costs. The altered percentages resulted in the allocation of an additional $3.1 million and $6.2 million to the Medicaid Managed Care segment in the three and six months ended June 30, 2006 than would have been allocated under the previous formulas.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $1.4 and $2.8 million for the three and six months ended June 30, 2006 over the comparable period in 2005 as a result of an increase in market interest rates. Interest expense increased $1.8 million and $3.3 million for the three and six months ended June 30, 2006 over the comparable period in 2005 primarily from increased borrowings under our credit facility.

Income Tax Expense

Our effective tax rate for the three and six months ended June 30, 2006 was 35.9% and 37.2%, respectively compared to 37.0% for the corresponding periods in 2005. The decrease was primarily due to state tax credits recognized upon the expiration of legislation that would have prevented our utilization of the credits. Excluding these credits, our 2006 estimated effective tax rate is 38%. The increase compared to 2005 is primarily due to the effect of recording the tax benefit associated with the incentive stock option component of stock compensation directly to equity, rather than in income tax expense, under SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our operating activities provided cash of $14.4 million in the six months ended June 30, 2006 compared to using cash of $7.0 million in the comparable period in 2005. The increase in cash flow from operations in 2006 primarily reflects the commencement of our operations in Georgia with the majority of medical costs accrued but not yet paid. Both periods reflect an increase in premium and related receivables of approximately $30 million related to the June capitation payment from the State of Wisconsin. The State holds this payment over their fiscal year-end and it was received in July along with the July capitation payment in both years. The increase in premium and related receivables in 2006 also reflects an increase in reimbursements due to us from providers including amounts due under capitated risk-sharing contracts and the acquisition of US Script.

Our investing activities used cash of $100.4 million and $20.1 million in the six months ended June 30, 2006 and 2005, respectively. During 2006, our investing activities primarily consisted of the acquisitions of US Script, Cardium, and MediPlan. In July 2006, we spent an additional $7.5 million to acquire OptiCare Health Systems, Inc. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of June 30, 2006, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.3 years. Cash is invested in investment vehicles such as asset-backed securities, municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $23.5 million and $8.8 million on capital assets in the six months ended June 30, 2006 and 2005, respectively. The expenditures in 2006 included $14.7 million for computer hardware and software. We anticipate spending an additional $30 million on capital expenditures in 2006 primarily related to information systems.

The expenditures in 2006 also included $4.3 million for a property contiguous to our corporate headquarters as part of our redevelopment agreement with the City of Clayton, MO. We anticipate spending approximately $25 million for additional property in Clayton, MO related to this agreement. In the second quarter of 2006, we executed a three-year, $25 million Credit Facility to finance the property already acquired or expected to be acquired under the redevelopment agreement. As of June 30, 2006 we had $4.5 million in borrowings outstanding under this credit facility.

Our financing activities provided cash of $70.0 million in the six months ended June 30, 2006 compared to $8.6 million in the six months ended June 30, 2005. During 2006, our financing activities primarily related to proceeds from borrowings under our Revolving Credit Agreement. These borrowings were used primarily for our investing activities in conjunction with the acquisition of US Script, Cardium Health Services and MediPlan.

At June 30, 2006, we had working capital, defined as current assets less current liabilities, of $69.5 million as compared to $58.0 million at December 31, 2005. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $208.1 million at June 30, 2006 and $204.1 million at December 31, 2005. Long-term investments were $141.3 million at June 30, 2006 and $146.2 million at December 31, 2005, including restricted deposits of $24.0 million and $22.6 million, respectively. At June 30, 2006, cash and investments held by our unregulated entities totaled $25.5 million while cash and investments held by our regulated entities totaled $323.9 million.

We have an unsecured Revolving Credit Agreement with several lending institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The total amount available under the credit agreement is $200 million, including a sub-facility for letters of credit in an aggregate amount of up to $50 million. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. Under our current capital structure, borrowings under the agreement bear interest at LIBOR plus 1.5%. This rate may change under differing capital structures over the life of the agreement. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire on September 9, 2010 or on an earlier date in the instance of a default as defined in the agreement. As of June 30, 2006, we had $142.5 million in borrowings outstanding under the agreement and $15.6 million in letters of credit outstanding, leaving an availability of $41.9 million. As of June 30, 2006, we were in compliance with all covenants.

Our board of directors adopted a stock repurchase program authorizing us to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the six months ended June 30, 2006, we repurchased 179,700 shares at an average price of $23.62. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the six months ended June 30, 2006. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2006, our subsidiaries had aggregate statutory capital and surplus of $190.2 million, compared with the required minimum aggregate statutory capital and surplus requirements of $98.4 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2006, our Georgia, Indiana, New Jersey, Ohio, Texas and Wisconsin health plans were in compliance with the risk-based capital requirements enacted in those States. If adopted by Kansas or Missouri, we believe we would be in compliance with the risk-based capital requirements for these subsidiaries. We continue to monitor the requirements in Kansas and Missouri and do not expect that they will have a material impact on our results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue” or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the section of this filing entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. “Risk Factors.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

INVESTMENTS

As of June 30, 2006, we had short-term investments of $76.7 million and long-term investments of $141.3 million, including restricted deposits of $24.0 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, asset-backed securities, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2006, the fair value of our fixed income investments would decrease by approximately $2.7 million. Declines in interest rates over time will reduce our investment income.

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

While we currently believe our strategies to mitigate healthcare cost inflation will be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases.

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

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in October 2005, the Centers for Medicare & Medicaid Services, or CMS, published an interim final rule regarding the estimation and recovery of improper payments made under Medicaid and SCHIP. This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and SCHIP and create national and state specific error rates. Each state will be selected for review once every three years for each program. States are required to repay to CMS the federal share of any overpayments identified.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 to reduce the size of the federal deficit. The Act reduces federal spending by nearly $40 billion over the next 5 years, including a $5 billion reduction in Medicaid. The Act reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits. This law may also lead to lower Medicaid reimbursements in some states. The Bush administration’s budget proposal also seeks to further reduce total federal funding for the Medicaid program by $14 billion over the next five years. In addition, the Bush administration has proposed freezing federal spending for SCHIP at the levels set in 2007 for ten years. States also periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility.

Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs. We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If Our Medicaid and SCHIP Contracts are Terminated or are Not Renewed, Our Business Will Suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SSI and SCHIP. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its contractor elects to do so. Our current contracts are set to expire between December 31, 2006 and August 31, 2008. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. In addition, the Indiana contract under which we operate can be terminated by the state without cause. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

Changes in Government Regulations Designed to Protect the Financial Interests of Providers and Members Rather than Our Stockholders Could Force Us to Change How We Operate and Could Harm Our Business.

Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect the financial interests of health plan providers and members rather than stockholders. The enactment of new laws and rules or changes to existing laws and rules or the interpretation of such laws and rules could, among other things:

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

For example, Congress has previously considered various forms of patient protection legislation commonly known as the Patients’ Bill of Rights and such legislation may be proposed again. We cannot predict the impact of any such legislation, if adopted, on our business.

Regulations May Decrease the Profitability of Our Health Plans.

Our Texas plan is required to pay a rebate to the State in the event profits exceed established levels. Similarly, our New Jersey plan is required to pay a rebate to the State in the event its health benefits ratio is less than 80%. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. Certain states, including but not limited to Indiana, New Jersey and Texas have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

In recent years, CMS has reduced the rates at which states are permitted to reimburse non-state government-owned or operated hospitals for inpatient and outpatient hospital services, with the upper payment limit decreasing to 100% of Medicare payments for comparable services. Any further reductions in this limit could decrease the profitability of our health plans, which could harm our operating results.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of most individually identifiable health information. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

We May Incur Significant Costs as a Result of Compliance With Government Regulations, and Our Management Will Be Required to Devote Time to Compliance.

Many aspects of our business are affected by government laws and regulation. The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The costs of any such future compliance efforts could have a material adverse effect on our business.

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

Changes in Healthcare Law and Benefits May Reduce Our Profitability.

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. For example, these changes could reduce the number of persons enrolled or eligible to enroll in Medicaid, reduce the reimbursement or payment levels for medical services or reduce benefits included in Medicaid coverage. We are also unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare in general. Legislation or regulations that require us to change our current manner of operation, benefits provided or our contract arrangements may seriously harm our operations and financial results.

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

Changes in Federal Funding Mechanisms May Reduce Our Profitability.

The Bush administration previously proposed a major long-term change in the way Medicaid and SCHIP are funded. The proposal, if adopted, would allow states to elect to receive, instead of federal matching funds, combined Medicaid-SCHIP “allotments” for acute and long-term healthcare for low-income, uninsured persons. Participating states would be given flexibility in designing their own health insurance programs, subject to federally-mandated minimum coverage requirements. It is uncertain whether this proposal will be enacted. Accordingly, it is unknown whether or how many states might elect to participate or how their participation may affect the net amount of funding available for Medicaid and SCHIP programs. If such a proposal is adopted and decreases the number of persons enrolled in Medicaid or SCHIP in the states in which we operate or reduces the volume of healthcare services provided, our growth, operations and financial performance could be adversely affected.

In April 2004, the Bush administration adopted a policy that seeks to reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding. By restricting the use of intergovernmental transfers, this policy, if continued, may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 to reduce the size of the federal deficit. The Act reduces federal spending by nearly $40 billion over the next 5 years, including a $5 billion reduction in Medicaid. The Act reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits. This law may also lead to lower Medicaid reimbursements in some states. Some states, including Texas, have been authorized to implement special measures to accommodate the arrival of large numbers of beneficiaries from Gulf Coast areas evacuated as a result of hurricanes Katrina and Rita, but it is unknown whether such measures will be sufficient to cover the additional Medicaid costs incurred by these states. If these additional costs reduce states’ funding for other Medicaid services, our growth, operations and financial performance could be adversely affected.

Recent legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs. The Bush administration has also proposed to further reduce total federal funding for the Medicaid program by $14 billion over the next five years. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance. In addition, the new Medicare prescription drug benefit is interrupting the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program. These expenses may cause some states to divert funds originally intended for other Medicaid services which could adversely affect our growth, operations and financial performance.

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

We principally operate through our health plan subsidiaries. If funds normally available to us become limited in the future, we may need to rely on dividends and distributions from our subsidiaries to fund our operations. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries’ request to pay dividends to us, the funds available to us would be limited, which could harm our ability to implement our business strategy.

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

Failure to Accurately Predict Our Medical Expenses Could Negatively Affect Our Reported Results.

Our medical expenses include estimates of IBNR medical expenses. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. For example, in the three months ended June 30, 2006 we adjusted our IBNR by $9.7 million for adverse medical cost development from the first quarter of 2006. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) Second Quarter 2006
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2006	—	—	—	3,870,300
May 1 - May 31, 2006	—	—	—	3,870,300
June 1 - June 30, 2006	50,000	$23.25	50,000	3,820,300

TOTAL	50,000	$23.25	50,000	3,820,300

(1)	On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2007. During the three months ended June 30, 2006, we did not repurchase any shares other than through this publicly announced program.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on April 25, 2006. At the meeting, Robert K. Ditmore and David L. Stewart were reelected, and Frederick H. Eppinger was elected, as Class II Directors. The votes with respect to each nominee are set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Mr. Ditmore	36,793,603	364,609
Mr. Eppinger	36,818,342	339,870
Mr. Stewart	36,783,619	374,593

Additional directors of the Company whose terms of office continued after the meeting are Steve Bartlett, Michael F. Neidorff, John R. Roberts, and Tommy G. Thompson.

Also at the meeting, the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified. The votes are set forth below:

Total Vote For	Total Vote Against	Total Vote Abstain
36,902,506	248,596	7,110

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed April 28, 2006.

10.2	Amendment No. 4 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association.

10.3	Amendment Nineteen to the Kansas Healthwave Title XIX and Title XXI Capitated Managed Care Health Services Contract with FirstGuard Health Plan Kansas, Inc. 2007 Six Month Extension.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 25, 2006.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ J. Per Brodin
J. Per Brodin
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)