Form 10-Q
period 2006-09-30
CENTENE CORP
filed 2006-10-24
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of October 16, 2006, the registrant had 43,168,018 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,480	$147,358
Premium and related receivables, net of allowances of $125 and $343, respectively	86,108	44,108
Short-term investments, at fair value (amortized cost $67,679 and $56,863, respectively)	67,392	56,700
Other current assets	20,776	24,439

Total current assets	374,756	272,605
Long-term investments, at fair value (amortized cost $148,415 and $126,039, respectively)	146,666	123,661
Restricted deposits, at fair value (amortized cost $25,691 and $22,821, respectively)	25,565	22,555
Property, software and equipment, net	103,175	67,199
Goodwill	136,519	157,278
Other intangible assets, net	14,949	17,368
Other assets	12,211	7,364

Total assets	$813,841	$668,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims liabilities	$246,669	$170,514
Accounts payable and accrued expenses	67,957	29,790
Unearned revenue	18,597	13,648
Current portion of long-term debt and notes payable	1,032	699

Total current liabilities	334,255	214,651
Long-term debt	168,429	92,448
Other liabilities	5,252	8,883

Total liabilities	507,936	315,982
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,168,505 and 42,988,230 shares, respectively	44	43
Additional paid-in capital	202,760	191,840
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(1,356)	(1,754)
Retained earnings	104,457	161,919

Total stockholders’ equity	305,905	352,048

Total liabilities and stockholders’ equity	$813,841	$668,030

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Premium	$610,661	$395,667	$1,522,302	$1,075,027
Service	20,588	4,975	59,318	7,619

Total revenues	631,249	400,642	1,581,620	1,082,646

Expenses:
Medical costs	501,350	331,050	1,263,251	881,021
Cost of services	15,373	2,002	45,278	3,573
General and administrative expenses	93,991	52,450	233,654	139,274
Impairment loss	87,091	—	87,091	—

Total operating expenses	697,805	385,502	1,629,274	1,023,868

Earnings (loss) from operations	(66,556)	15,140	(47,654)	58,778
Other income (expense):
Investment and other income	4,625	2,818	12,056	7,461
Interest expense	(3,082)	(1,190)	(7,536)	(2,386)

Earnings (loss) before income taxes	(65,013)	16,768	(43,134)	63,853
Income tax expense	6,180	4,662	14,328	22,087

Net earnings (loss)	$(71,193)	$12,106	$(57,462)	$41,766

Earnings (loss) per share:
Basic earnings (loss) per common share	$(1.65)	$0.28	$(1.33)	$0.99
Diluted earnings (loss) per common share	$(1.65)	$0.27	$(1.33)	$0.93

Weighted average number of shares outstanding:
Basic	43,219,053	42,582,129	43,126,062	42,120,149
Diluted	43,219,053	45,278,328	43,126,062	45,078,852
See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(57,462)	$41,766
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities —
Depreciation and amortization	15,286	9,658
Excess tax benefits from stock compensation	—	4,511
Stock compensation expense	11,168	3,557
Impairment loss	87,091	—
Loss on sale of investments	33	58
Deferred income taxes	(4,493)	(3,567)
Changes in assets and liabilities —
Premium and related receivables	(34,209)	(9,396)
Other current assets	2,705	(1,990)
Other assets	(455)	(1,380)
Medical claims liabilities	74,367	(17,091)
Unearned revenue	4,816	5,892
Accounts payable and accrued expenses	25,929	11,798
Other operating activities	(221)	1,096

Net cash provided by operating activities	124,555	44,912

Cash flows from investing activities:
Purchase of property, software and equipment	(39,494)	(16,837)
Purchase of investments	(235,501)	(108,630)
Sales and maturities of investments	200,155	129,095
Acquisitions, net of cash acquired	(66,921)	(55,410)

Net cash used in investing activities	(141,761)	(51,782)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,594	3,925
Proceeds from borrowings	83,359	45,000
Payment of long-term debt and notes payable	(12,505)	(4,323)
Excess tax benefits from stock compensation	2,094	—
Common stock repurchases	(7,214)	—
Other financing activities	—	(413)

Net cash provided by financing activities	70,328	44,189

Net increase in cash and cash equivalents	53,122	37,319

Cash and cash equivalents, beginning of period	147,358	84,105

Cash and cash equivalents, end of period	$200,480	$121,424

Interest paid	$7,582	$2,184
Income taxes paid	$5,223	$19,658

Supplemental schedule of non-cash financing activities:
Common stock issued for acquisitions	$—	$8,991
See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
1. Organization
     Centene Corporation (Centene or the Company) is a multi-line healthcare enterprise operating primarily in two segments. The government services Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program (SCHIP) and Supplemental Security Income (SSI) . The Specialty Services segment provides specialty services, including behavioral health, disease management, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to Centene companies, state programs, commercial organizations and other healthcare organizations. The Company, through long-term care programs, also serves individuals who are dually eligible under Medicaid and Medicare.
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
3. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the estimated effect of FIN 48 on the financial condition and results of operations upon adoption on January 1, 2007.

4. Stock Incentive Plans
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three and nine months ended September 30, 2006 reflected the following changes as a result of adopting SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
General and administrative expenses	$2,664	$7,566

Net earnings	$(2,454)	$(5,891)

Basic earnings per common share	$(0.06)	$(0.14)

Diluted earnings per common share	$(0.06)	$(0.14)
     Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $117 and $2,094 in the three and nine months ended September 30, 2006, respectively.
     For the nine months ended September 30, 2005, the Company accounted for stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value-based method had been applied to all awards.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings	$12,106	$41,766
Stock-based employee compensation expense included in net earnings, net of related tax effects	777	2,206
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,003)	(6,035)

Pro forma net earnings	$10,880	$37,937

Basic earnings per common share:
As reported	$0.28	$0.99
Pro forma	$0.26	$0.90
Diluted earnings per common share:
As reported	$0.27	$0.93
Pro forma	$0.24	$0.85
     The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 876,679 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

     Option activity for the nine months ended September 30, 2006 is summarized below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term
Outstanding as of December 31, 2005	5,273,571	$15.79
Granted	94,500	26.11
Exercised	(497,768)	7.94
Expired	(25,500)	23.83
Forfeited	(198,000)	18.20

Outstanding as of September 30, 2006	4,646,803	$16.70	$14,894	7.2

Exercisable as of September 30, 2006	2,125,445	$13.10	$11,183	6.3

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Expected life (in years)	6.5	6.0
Risk-free interest rate	4.7%	4.0%
Expected volatility	44.2%	54.1%
Expected dividend yield	0%	0%
     For the nine months ended September 30, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the nine months ended September 30, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. For the nine months ended September 30, 2006, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock. For the nine months ended September 30, 2005, expected volatility is based on historical volatility levels. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.
     Other information pertaining to option activity during the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average fair value of options granted	$8.52	$17.63	$13.36	$17.61

Total intrinsic value of stock options exercised	$1,567	$3,723	$7,607	$27,533

     Non-vested restricted stock and restricted stock unit activity for the nine months ended September 30, 2006 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2005	1,153,655	$25.20
Granted	46,490	27.59
Vested	(27,189)	31.32
Forfeited	(3,400)	25.50

Non-vested balance as of September 30, 2006	1,169,556	$25.16

     As of September 30, 2006, there was $44,152 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of four years.
5. Acquisitions
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
     The preliminary purchase price allocation resulted in estimated identifiable intangible assets of $5,000 and associated deferred tax liabilities of $2,000 and goodwill of approximately $36,900. The identifiable intangible assets have an estimated useful life of five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.
     AirLogix
     Effective July 22, 2005, the Company acquired 100% of AirLogix, Inc., a disease management provider. The Company paid approximately $36,310 in cash and related transaction costs. The results of operations for AirLogix, Inc. are included in the consolidated financial statements since July 22, 2005.
     The purchase price allocation resulted in estimated identified intangible assets of $2,550 and associated deferred tax liabilities of $997 and goodwill of $28,727. The identifiable intangible assets have an estimated useful life of one to five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.
     Other
     The Company acquired Opticare Managed Vision, Inc., effective July 1, 2006, MediPlan Corporation, effective June 1, 2006, Cardium Health Services Corporation, effective May 9, 2006, and Health Dimensions of Florida, Inc., effective April 1, 2006. The Company paid a total of $30,800 in cash and related transaction costs for these acquisitions. The results of operations for these acquisitions are included in the consolidated financial statements since the respective effective dates. MediPlan Corporation, with Medicaid membership in Ohio, is included in the Medicaid Managed Care segment. OptiCare Managed Vision, Inc., a managed vision provider, Cardium Health Services Corporation, a chronic disease management provider, and Health Dimensions of Florida, Inc., a provider of after hours nurse triage services, are included in the Specialty Services segment. For these acquisitions, goodwill of $7,150 and $17,929 was allocated to the Medicaid Managed Care segment and Specialty Services segment, respectively. Pro forma disclosures related to these acquisitions have been excluded as immaterial. Acquired goodwill, totaling $6,714, is deductible for income tax purposes.

6. Impairment Loss
     In August 2006, FirstGuard Health Plan Kansas, Inc. (FirstGuard Kansas), a wholly owned subsidiary, received notification from the Kansas Health Policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 will not be renewed. The Company appealed this decision and the administrative appeal was denied. The Company is currently reviewing all available remedies and will continue to pursue its active pending petition in Kansas state court. As a result of these events, the Company concluded it was necessary to conduct an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompasses both the Kansas and Missouri FirstGuard health plans.
     The fair value of the FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value. The impairment analysis resulted in an impairment of $87,091 recorded as impairment loss in the consolidated statement of earnings. The impaired identifiable intangible assets of $5,993 and goodwill of $81,098 were reported under the Medicaid Managed Care segment. The goodwill portion of the impairment loss is not deductible for tax purposes.
     Goodwill balances and the changes therein are as follows:

	Medicaid	Specialty
	Managed Care	Services	Total
Balance as of December 31, 2005	$123,890	$33,388	$157,278
Acquisitions	7,150	54,829	61,979
Impairment loss	(81,098)	—	(81,098)
Other adjustments	(263)	(1,377)	(1,640)

Balance as of September 30, 2006	$49,679	$86,840	$136,519

7. Debt
     At September 30, 2006, total debt outstanding was $169,461, including current maturities of $1,032. The total debt outstanding consisted of $142,500 under the Company’s $300,000 five-year Revolving Credit Agreement discussed below, $12,609 of mortgage notes payable, $8,359 under the three-year Revolving Loan Agreement discussed below and $5,993 of capital leases and other debt.
     In May 2006, the Company executed a three-year $25,000 Revolving Loan Agreement. Borrowings under the agreement bear interest based upon LIBOR rates plus 1.5%. Subject to the terms and conditions of the agreement, the proceeds of the Revolving Loan may only be used for the acquisition of certain properties contiguous to the Company’s corporate headquarters. The outstanding borrowings at September 30, 2006 bore interest at 6.8%.
     In September 2006, the Company executed an amendment to the five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions, for which LaSalle Bank National Association serves as administrative agent and co-lead arranger. The amendment increases the total amount available under the credit agreement to $300,000 from $200,000, including a sub-facility for letters of credit in an aggregate amount up to $75,000. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt-to-EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2011. The outstanding borrowings at September 30, 2006 bore interest at LIBOR plus 1.25%, or 6.6%.

8. Earnings Per Share
     The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings (loss)	$(71,193)	$12,106	$(57,462)	$41,766

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,219,053	42,582,129	43,126,062	42,120,149
Common stock equivalents (as determined by applying the treasury stock method)	—	2,696,199	—	2,958,703

Weighted average number of common shares and potential dilutive common shares outstanding	43,219,053	45,278,328	43,126,062	45,078,852

Basic earnings (loss) per common share	$(1.65)	$0.28	$(1.33)	$0.99

Diluted earnings (loss) per common share	$(1.65)	$0.27	$(1.33)	$0.93
     The calculation of diluted earnings per common share for the three months and nine months ended September 30, 2005 excludes the impact of 197,500 and 265,155, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.
9. Stockholders’ Equity
     In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but the Company reserves the right to suspend or discontinue the program at any time. During the nine months ended September 30, 2006, the Company repurchased 367,900 shares at an average price of $19.61 and an aggregate cost of $7,214.
10. Contingencies
     Two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, one in July, or the July Class Action Lawsuit, and one in August, or the August Class Action Lawsuit and collectively, the Class Action Lawsuits, on behalf of purchases of the Company’s common stock from June 21, 2006 through July 17, 2006. The Class Action Lawsuits allege that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Class Action Lawsuits, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. All parties have sought consolidation of the Class Action Lawsuits. In addition, the Company routinely is subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of these matters to have a material effect on its financial position or results of operations.

11. Segment Information
     Centene operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies including behavioral health, disease management, managed vision, nurse triage, pharmacy benefits management and treatment compliance functions.
     Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.
     Segment information for the three months ended September 30, 2006, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total
Revenue from external customers	$581,371	$49,878	$—	$631,249
Revenue from internal customers	24,511	73,620	(98,131)	—

Total revenue	$605,882	$123,498	$(98,131)	$631,249

Earnings (loss) from operations	$(69,008)	$2,452	$—	$(66,556)

     Segment information for the three months ended September 30, 2005, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total
Revenue from external customers	$373,589	$27,053	$—	$400,642
Revenue from internal customers	18,488	9,475	(27,963)	—

Total revenue	$392,077	$36,528	$(27,963)	$400,642

Earnings (loss) from operations	$15,542	$(402)	$—	$15,140

     Segment information for the nine months ended September 30, 2006, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total
Revenue from external customers	$1,444,413	$137,207	$—	$1,581,620
Revenue from internal customers	67,513	140,100	(207,613)	—

Total revenue	$1,511,926	$277,307	$(207,613)	$1,581,620

Earnings (loss) from operations	$(52,339)	$4,685	$—	$(47,654)

     Segment information for the nine months ended September 30, 2005, follows:

	Medicaid	Specialty		Consolidated
	Managed Care	Services	Eliminations	Total
Revenue from external customers	$1,052,102	$30,544	$—	$1,082,646
Revenue from internal customers	53,306	26,108	(79,414)	—

Total revenue	$1,105,408	$56,652	$(79,414)	$1,082,646

Earnings (loss) from operations	$60,194	$(1,416)	$—	$58,778

     At September 30, 2006, the Medicaid Managed Care and Specialty Services segment had total assets of $756,108 and $57,733, respectively.

     In 2006, the Company reassessed the calculations used to determine the appropriate proportion of certain costs allocated to each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain general and administrative expenses. For the three months and nine months ended September 30, 2006, the altered percentages resulted in the allocation of an additional $3,510 and $9,679, respectively, to the Medicaid Managed Care segment than would have been allocated under the previous formulas.
12. Comprehensive Earnings
     Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings (loss)	$(71,193)	$12,106	$(57,462)	$41,766
Reclassification adjustment, net of tax	8	25	71	92
Change in unrealized gain (loss) on investments, net of tax	912	(738)	327	(1,207)

Total comprehensive earnings (loss)	$(70,273)	$11,393	$(57,064)	$40,651

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth below under Item 1A. “Risk Factors.”
OVERVIEW
     We are a multi-line healthcare enterprise operating primarily in two segments. Our government services Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program (SCHIP) and Supplemental Security Income (SSI). Our Specialty Services segment provides specialty services, including behavioral health plans, disease management, managed vision, nurse triage, pharmacy benefits management and treatment compliance to our own subsidiaries at market-based rates, state programs, commercial organizations and other healthcare organizations. We also serve individuals, through long-term care programs, who are dually eligible under Medicaid and Medicare.
     Our 2006 third quarter performance is summarized as follows:
•	Quarter-end Medicaid Managed Care membership of 1,169,700.

•	Revenues of $631.2 million, an increase of 57.6%.

•	Medicaid and SCHIP health benefits ratio (HBR) of 82.0%, SSI HBR of 84.1% and Specialty Services HBR of 82.9%.

•	Medicaid Managed Care general and administrative (G&A) expense ratio of 12.1% and Specialty Services G&A ratio of 17.0%.

•	Operating loss of $66.6 million, including a pre-tax, non-cash intangible asset impairment charge of $87.1 million recognized as a result of the contract non-renewal notification from the state of Kansas.

•	Diluted net loss per share of $1.65 (including a $1.96 after-tax non-cash impairment charge as described above).

•	Operating cash flows of $110.1 million for the three months ended September 30, 2006.
     Over the last year we have experienced membership and revenue growth in our Medicaid Managed Care segment including membership growth of 38.0% since September 30, 2005. Our membership growth would have been 24.7% if we exclude our membership in Kansas from the total membership as of September 30, 2006. Driving our growth are the following new contracts and acquisitions:
•	Effective September 1, 2006, we began operating under a new contract and expanded operations in Texas to include 11,500 Medicaid and SCHIP members in the Corpus Christi, Austin and Lubbock markets.

•	In Georgia, we began managing care for Medicaid and SCHIP members in the Atlanta and Central regions effective June 1, 2006 and Southwest region effective September 1, 2006. At September 30, 2006, our membership in Georgia was 252,600.

•	Beginning July 1, 2006, we began operating under new contracts with the State of Ohio to manage care for 15,800 Medicaid members by entering seven new counties in the East Central market. This expansion is part of the State of Ohio’s efforts to regionalize its Medicaid program.

•	Effective June 1, 2006, we acquired MediPlan Corporation (MediPlan) and began managing care for an additional 13,600 members in Ohio. The results of operations of this entity are included in our consolidated financial statements beginning June 1, 2006.

•	We increased our membership by 12.4% in Indiana.

•	We increased our membership by 16.1% in New Jersey.
     During the third quarter of 2006, we were notified by the Kansas Health Policy Authority that our Medicaid contract in Kansas will not be renewed beyond December 31, 2006. This development is discussed below under the caption “Impairment Loss.” As of September 30, 2006, our membership in Kansas was 112,400.
     We have the following new contracts or preliminary contract awards to expand our operations in Ohio and Texas:
•	During 2006, we were awarded a contract in Ohio to provide managed care for Medicaid members in the Northwest market. Transition of these members to our health plan commenced in October 2006. This expansion is part of the State of Ohio’s efforts to regionalize its Medicaid program.

•	During the second quarter of 2006, we were awarded a contract in Texas to provide managed care for SSI recipients in the San Antonio and Corpus Christi markets. Membership operations are scheduled to commence in January 2007.

•	During 2006, we received preliminary notification of an award in Ohio to provide managed care for Medicaid Aged, Blind and Disabled (ABD) members in four regions. If the award receives regulatory approval, implementation is expected to take place on a region-by-region basis commencing in 2007.
     Our Specialty Services segment has experienced significant year over year growth largely because of the following acquisitions and contract awards:
•	Effective October 1, 2006, we began performing under our contract with the Arizona Health Care Cost Containment System to provide long term care services in the Maricopa, Yuma and LaPaz counties in Arizona.

•	Effective July 1, 2006, we acquired the managed vision business of OptiCare Managed Vision, Inc. (OptiCare). The results of operations of this entity are included in our consolidated financial statements beginning July 1, 2006.

•	Effective May 9, 2006, we acquired Cardium Health Services Corporation (Cardium), a disease management company. The results of operations of this entity are included in our consolidated financial statements beginning May 9, 2006.

•	Effective January 1, 2006, we acquired US Script, Inc. (US Script), a pharmacy benefits manager (PBM). The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2006.

•	Effective July 22, 2005, we acquired AirLogix, Inc. (AirLogix), a disease management provider. The results of operations of this entity are included in our consolidated financial statements since July 22, 2005.

•	Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

RESULTS OF OPERATIONS AND KEY METRICS
     Summarized comparative financial data are as follows ($ in millions except share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			% Change			% Change
	2006	2005	2005-2006	2006	2005	2005-2006
Premium	$610.6	$395.6	54.3%	$1,522.3	$1,075.0	41.6%
Service	20.6	5.0	—	59.3	7.6	—

Total revenues	631.2	400.6	57.6%	1,581.6	1,082.6	46.1%
Medical costs	501.3	331.1	51.4%	1,263.3	881.0	43.4%
Cost of services	15.4	2.0	—	45.3	3.6	—
General and administrative expenses	94.0	52.4	79.2%	233.7	139.2	67.8%
Impairment loss	87.1	—	—	87.1	—	—

Earnings (loss) from operations	(66.6)	15.1	—	(47.8)	58.8	—
Investment and other income, net	1.5	1.6	(5.2)%	4.6	5.1	(10.9)%

Earnings (loss) before income taxes	(65.1)	16.7	—	(43.2)	63.9	—
Income tax expense	6.1	4.6	32.6%	14.3	22.1	(35.1)%

Net earnings (loss)	$(71.2)	$12.1	—	$(57.5)	$41.8	—

Diluted earnings (loss) per common share	$(1.65)	$0.27	—	$(1.33)	$0.93	—

Revenues and Revenue Recognition
     Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.
     Our Specialty Services segment generates revenues under contracts with our own subsidiaries at market-based terms, as well as to state programs, commercial organizations, and other healthcare organizations. Revenues are recognized when the related services are provided or as ratably earned over the covered period of service. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.
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
     1. Membership growth
     From September 30, 2005 to September 30, 2006, we increased our membership by 38.0%. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	September 30,
	2006	2005
Georgia	252,600	—
Indiana	198,100	176,300
Kansas	112,400	107,600
Missouri	32,200	37,300
New Jersey	59,100	50,900
Ohio	88,300	58,100
Texas	259,900	243,600
Wisconsin	167,100	173,900

Total	1,169,700	847,700

     The following table sets forth our membership by line of business:

	September 30,
	2006	2005
Medicaid	922,300	657,500
SCHIP	229,400	176,900
SSI	18,000	13,300

Total	1,169,700	847,700

     Our operations commenced in the Atlanta and Central regions of Georgia on June 1, 2006 and the Southwest region on September 1, 2006. We expect our total membership in Georgia to increase in the fourth quarter of 2006 as the State continues to assign members to health plans in the Southwest region. From September 30, 2005 to September 30, 2006, we increased our membership in Ohio through the MediPlan acquisition while also adding members under our new contract in the East Central market. Our membership increased in Indiana and New Jersey from additions to our provider networks, service of additional counties and growth in the overall number of Medicaid beneficiaries. In Texas, we increased our membership through new contracts in the Corpus Christi, Austin, and Lubbock markets. In Kansas, we increased our membership by eliminating a ceiling on our total membership with the State. Our membership decreased in Wisconsin and Missouri because of more stringent state eligibility requirements for the Medicaid and SCHIP programs and eligibility administration issues in Wisconsin.
     2. Premium rate increases
     During the nine months ended September 30, 2006, we received premium rate increases, net of increases related to premium tax enactments, ranging from 1.8% to 9.5%, or 5.5% on a composite basis across our markets.
     3. Specialty Services segment growth
     In 2005, we began performing under our behavioral health contracts with the states of Arizona and Kansas. At September 30, 2006, our behavioral health company, Cenpatico, provided behavioral health services to 94,500 members in Arizona, 37,500 members in Kansas and 998,200 members through contracts with our health plans compared to 94,300 members in Arizona, 37,500 members in Kansas and 652,000 members through contracts with our health plans at September 30, 2005. In July 2005, we began offering disease management services through our acquisition of AirLogix. In January 2006, we began offering pharmacy benefits management services through our acquisition of US Script. Additionally, in May 2006, we expanded our disease management services through our acquisition of Cardium. In July 2006, we began offering managed vision care through our acquisition of OptiCare. The increase in service revenue reflects the acquisitions of AirLogix, US Script, and Cardium. For the three months ended September 30, 2006, total Specialty Services revenue (before inter-company eliminations) was $123.5 million compared to $36.5 million for the comparable period in 2005. Approximately 40% of this 2006 revenue was to external customers as compared to 74% in the third quarter of 2005.

Operating Expenses
     Medical Costs
     Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty services claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. Each month we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. When we commence operations in a new state or region, we estimate our medical claims liabilities on state provided historical actuarial data and limited actual claims data. As part of our review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties related to fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We employ actuarial professionals and use the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.
     Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our HBR represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our HBR for our external membership by member category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Medicaid and SCHIP	82.0%	83.1%	82.8%	81.6%
SSI	84.1	96.2	86.2	92.6
Specialty Services	82.9	87.2	83.5	88.7
     Our Medicaid and SCHIP HBR for the three and nine months ended September 30, 2006 were 82.0% and 82.8%, respectively, a decrease of 1.1% and increase of 1.2% over the comparable 2005 periods. The HBR for the three and nine months ended September 30, 2005 included $4.5 million for settlement of a lawsuit with Aurora Health Care, Inc. (Aurora), a provider of medical professional services to our Wisconsin health plan. This settlement increased the HBR by 1.2% and 0.5% for the three and nine months ended September 30, 2005, respectively. The decrease for the three months ended September 30, 2006 was caused by premium rate increases in certain markets, an increase in maternal delivery revenue, and the effect of the Aurora settlement offset by a 8.9% increase in average in-patient days and higher physician costs. The HBR for the three months ended September 30, 2006 did not include any significant adverse medical cost development. The increase in HBR for the nine months ended September 30, 2006 is caused primarily by increased cost trends for maternity related costs including neonatal, increased physician costs, and increased costs associated with injectibles such as Synagis and Somatropin.
     Our Specialty Services HBR for 2006 includes nine months of the behavioral health contracts in Arizona and Kansas and three months of OptiCare. The 2005 results include nine months of our behavioral health contract in Kansas and three months of Arizona results.
     Cost of Services
     Our cost of services expense includes all direct costs to support the local functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses related to facilities and equipment used to provide services. Cost of services also includes the pharmacy costs incurred by our PBM related to its external business. Cost of services rose $13.4 and $41.7 million for the three and nine months ended September 30, 2006, respectively, over the comparable periods in 2005. The increase in cost of services reflects the acquisitions of AirLogix, US Script and Cardium.
     General and Administrative Expenses
     Our G&A expenses primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to health plans, specialty companies and our centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium tax or similar assessments (collectively, premium taxes) are also classified as G&A expenses. G&A expenses increased for the three and nine months ended September 30, 2006 over the comparable periods in 2005 primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia, an increase in premium taxes, and the adoption of SFAS 123R on January 1, 2006. Premium taxes totaled $13.8 million and $25.0 million in the three and nine months ended September 30, 2006, respectively, compared to $1.8 million and $5.3 million, respectively, for the comparable periods in 2005. The results for the three and nine months ended September 30, 2006 include $0.8 million and $10.2 million, respectively, of implementation expenses in Georgia. The results for the three and nine months ended September 30, 2006 include $2.7 million and $7.6 million, respectively, of stock compensation expense as a result of adopting SFAS 123R on January 1, 2006.
     Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Medicaid Managed Care	12.1%	10.6%	12.1%	10.6%
Specialty Services	17.0	30.2	18.3	38.9
     The increase in the Medicaid Managed Care G&A expense ratio in the nine months ended September 30, 2006 reflects the effect of the enactment of new premium taxes. Premium taxes had the effect of increasing the Medicaid Managed Care G&A ratio by 2.1% and 1.5% in the three and nine months ended September 30, 2006, respectively, compared to 0.4% in the three and nine months ended September 30, 2005.
     The Specialty Services G&A expense ratio varies depending on the nature of the services provided and will generally be higher than the Medicaid Managed Care G&A expense ratio. The results for the three and nine months ended September 30, 2006 reflect the operations of our behavioral health company in Arizona, the acquisitions of US Script and AirLogix, as well as the acquisition of Cardium effective May 9, 2006, and OptiCare effective July 1, 2006. The results for the nine months ended September 30, 2006 include approximately $0.7 million in start-up costs related to our long-term care contract in Arizona. The results for the nine months ended September 30, 2005 included approximately $1.5 million in start-up costs related to our behavioral health contract in Arizona.
     In 2006, we reassessed the calculations used to determine the proportion of certain costs allocated among each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain G&A costs. The altered percentages resulted in the allocation of an additional $3.5 million and $9.7 million to the Medicaid Managed Care segment in the three and nine months ended September 30, 2006 than would have been allocated under the previous formulas.
     Impairment Loss
     In August 2006, FirstGuard Health Plan Kansas, Inc. (FirstGuard Kansas), our wholly owned subsidiary, received notification from the Kansas Health Policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 will not be renewed. We appealed this decision and the initial administrative appeal was denied. We are currently reviewing all available remedies and will continue to pursue our active pending petition in Kansas state court. There is a state court hearing scheduled on October 26th to review our request for judicial review and injunctive relief. As a result of these events, we concluded it was necessary to conduct an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompasses both the Kansas and Missouri FirstGuard health plans as part of our preparation of financial statements for the period ended September 20, 2006.
     The fair value of our FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value. The impairment analysis resulted in a pre-tax, non-cash impairment charge of $87.1 million recorded as impairment loss in the consolidated statement of earnings. The impaired identifiable intangible assets of $6.0 million and goodwill of $81.1 million, respectively, were reported under the Medicaid Managed Care segment. We continue to monitor the status of the appeal. Various scenarios could trigger further impairment of goodwill and other assets, or other shutdown costs such as severance. As of September 30, 2006, our FirstGuard reporting unit had goodwill and net intangible assets of $6.8 million. Our Kansas health plan contributed $63.7 million and $174.6 million of revenue for the three and nine months ended September 30, 2006, respectively.
     Other Income (Expense)
     Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $1.8 and $4.6 million for the three and nine months ended September 30, 2006 over the comparable period in 2005 primarily as a result of an increase in market interest rates and larger investment balances. Interest expense increased $1.9 million and $5.2 million for the three and nine months ended September 30, 2006 over the comparable period in 2005 primarily from increased borrowings under our credit facilities.

     Income Tax Expense
     Our effective tax rate for the nine months ended September 30, 2006 was (33.2)% compared to 34.6% for the corresponding period in 2005. The change was primarily due to the 2006 non-deductible goodwill impairment charge. Excluding the intangible asset impairment, our 2006 estimated effective tax rate is 38%. The 2005 effective tax rate included lower expense resulting from the resolution of state income tax examinations and the recognition of deferred tax benefits related to a change in law. If we are ultimately unsuccessful in our attempts to renew our Kansas Medicaid contract, any potential tax deduction would be based on the stock basis of the applicable subsidiary, not its individual assets. The potential timing of such a deduction can not be determined at this time.
     Earnings Per Share and Shares Outstanding
     Our earnings per share calculations in 2006 reflect lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to net earnings.

LIQUIDITY AND CAPITAL RESOURCES
     We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our operating activities provided cash of $124.6 million in the nine months ended September 30, 2006 compared to $44.9 million in the comparable period in 2005. The increase in cash flow from operations in 2006 reflects an increase in medical claims liabilities primarily from the commencement of our operations in Georgia and an increase in accounts payable and accrued expenses. The increase in premium and related receivables in 2006 reflects an increase in maternal delivery receivables, reimbursements due to us from providers including amounts due under capitated risk-sharing contracts and the acquisition of US Script.
     Our investing activities used cash of $141.8 million and $51.8 million in the nine months ended September 30, 2006 and 2005, respectively. During 2006, our investing activities primarily consisted of the acquisitions of US Script, Cardium, MediPlan, and OptiCare. Based on the environment in the state of Missouri, we are evaluating potential strategic alternatives for our health plan in Missouri. Our investing activities in 2006 also included additions to our investment portfolio. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of September 30, 2006, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.3 years. Cash is invested in investment vehicles such as asset-backed securities, municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.
     We spent $39.5 million and $16.8 million on capital assets in the nine months ended September 30, 2006 and 2005, respectively. The expenditures in 2006 included $21.4 million for computer hardware and software. We anticipate spending an additional $12 million on capital expenditures in 2006 primarily related to information systems.
     The expenditures in 2006 also included $9.5 million for several properties contiguous to our corporate headquarters as part of our redevelopment agreement with the City of Clayton, Missouri. We anticipate spending approximately $20 million for additional property in Clayton, Missouri related to this agreement. In the second quarter of 2006, our subsidiary executed a three-year, $25 million revolving credit facility to finance the property already acquired or expected to be acquired under the redevelopment agreement. As of September 30, 2006 we had $8.4 million in borrowings outstanding under this credit facility.
     Our financing activities provided cash of $70.3 million in the nine months ended September 30, 2006 compared to $44.2 million in the nine months ended September 30, 2005. During 2006, our financing activities primarily related to proceeds from borrowings under our Revolving Credit Agreement. These borrowings were used primarily for our investing activities in conjunction with the acquisition of US Script, Cardium and MediPlan.
     At September 30, 2006, we had working capital, defined as current assets less current liabilities, of $40.5 million as compared to $58.0 million at December 31, 2005. Our investment policies are designed to provide liquidity and preserve capital. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.
     Cash, cash equivalents and short-term investments were $267.9 million at September 30, 2006 and $204.1 million at December 31, 2005. Long-term investments were $172.2 million at September 30, 2006 and $146.2 million at December 31, 2005, including restricted deposits of $25.6 million and $22.6 million, respectively. At September 30, 2006, cash and investments held by our unregulated entities totaled $29.0 million while cash and investments held by our regulated entities totaled $411.1 million.
     In September 2006, we executed an amendment to our revolving credit agreement. The amendment increases the total amount available under the credit agreement to $300 million from $200 million, including a sub-facility for letters of credit in an aggregate amount up to $75 million. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2011. As of September 30, 2006, we had $142.5 million in borrowings outstanding under the agreement and $15.6 million in letters of credit outstanding, leaving an availability of $141.9 million. As of September 30, 2006, we were in compliance with all covenants.

     Our board of directors adopted a stock repurchase program authorizing us to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the nine months ended September 30, 2006, we repurchased 367,900 shares at an average price of $19.61. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.
     We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.
     There were no other material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the nine months ended September 30, 2006. Based on our operating plan, we expect that our available funding will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.
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
     Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2006, our subsidiaries had aggregate statutory capital and surplus of $214.3 million, compared with the required minimum aggregate statutory capital and surplus requirements of $133.4 million.
     The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2006, our Georgia, Indiana, New Jersey, Ohio, Texas and Wisconsin health plans were in compliance with the risk-based capital requirements enacted in those states. If adopted by Kansas or Missouri, we believe we would be in compliance with the risk-based capital requirements for these subsidiaries. We continue to monitor the requirements in Kansas and Missouri and do not expect that they will have a material impact on our results of operations, financial position or cash flows.
RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the estimated effect of FIN 48 on the financial condition and results of operations upon adoption on January 1, 2007.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
INVESTMENTS
     As of September 30, 2006, we had short-term investments of $67.4 million and long-term investments of $172.2 million, including restricted deposits of $25.6 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, asset-backed securities, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2006, the fair value of our fixed income investments would decrease by approximately $2.5 million. Declines in interest rates over time will reduce our investment income.
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
ITEM 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Control Over Financial Reporting — No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings.
     Two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, one in July, or the July Class Action Lawsuit, and one in August, or the August Class Action Lawsuit and collectively, the Class Action Lawsuits, on behalf of purchases of our common stock from June 21, 2006 through July 17, 2006. The Class Action Lawsuits allege that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Class Action Lawsuits, these allegedly materially false statements had the effect of artificially inflating the price of our common stock, which subsequently dropped after the issuance of a press release announcing our preliminary fiscal 2006 second quarter earnings and revised guidance. All parties have sought consolidation of the Class Action Lawsuits. In addition, we routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of these matters to have a material effect on our financial position or results of operations.
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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire between December 31, 2006 and September 30, 2009. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the state ending on December 31, 2006 will not be renewed or extended. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. For example, the Indiana contract under which we operate can be terminated by the state without cause. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

Changes in government regulations designed to protect the financial interests of providers and members rather than our investors could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. The applicable laws and regulations are subject to frequent change and generally are intended to benefit and protect the financial interests of health plan providers and members rather than investors. The enactment of new laws and rules or changes to existing laws and rules or the interpretation of such laws and rules could, among other things:

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

Our Texas plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. Similarly, our New Jersey plan is required to pay a rebate to the State of New Jersey in the event its health benefits ratio is less than 80%. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. Certain states, including but not limited to Indiana, New Jersey and Texas have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

We face periodic reviews, audits and investigations under our contracts with state government agencies, and these audits could have adverse findings which may negatively impact our business.

We contract with various state governmental agencies to provide managed health care services. Pursuant to these contracts, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

•	refunding of amounts we have been paid pursuant to our contracts;

•	imposition of fines, penalties and other sanctions on us;

•	loss of our right to participate in various markets;

•	increased difficulty in selling our products and services; and

•	loss of one or more of our licenses.

Failure to comply with government regulations could subject us to civil and criminal penalties.

Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare. In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations. Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SCHIP and SSI programs. If we were to become subject to these penalties or exclusions as the result of our actions or omissions or our inability to monitor the compliance of our providers, it would negatively affect our ability to operate our business.

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

Our operations are conducted through our wholly owned subsidiaries, which include health maintenance organizations, or HMOs, and managed care organizations, or MCOs. HMOs and MCOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Additionally, state regulatory agencies may require, at their discretion, individual HMOs to maintain statutory capital levels higher than the state regulations. If this were to occur to one of our subsidiaries, we may be required to make additional capital contributions to the affected subsidiary. Any additional capital contribution made to one of the affected subsidiaries could have a material adverse effect on our liquidity and our ability to grow.

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

Our medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. For example, in the three months ended June 30, 2006 we adjusted our IBNR by $9.7 million for adverse medical cost development from the first quarter of 2006. In addition, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liabilities. For example, we commenced operations in Georgia on June 1, 2006 and have based our estimates on state provided historical actuarial data and limited claims data. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

Receipt of inadequate or significantly delayed premiums would negatively affect our revenues and profitability.

Nearly all of our revenues are generated by premiums consisting of fixed monthly payments per member. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs, our earnings could be negatively impacted.

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

Our acquisitions may increase costs, liabilities, or create disruptions in our business.

We pursue acquisitions of other companies or businesses from time to time. Although we review the records of companies or businesses we plan to acquire, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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

Operations in Georgia, Indiana, Kansas, Texas and Wisconsin historically have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. For example, in 2006, we were notified by the Kansas Health Policy Authority that our Medicaid contract scheduled to terminate December 31, 2006 will not be renewed. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, including our chief executive officer, Michael Neidorff, who has been instrumental in developing our business strategy and forging our business relationships, our business and operating results could be harmed. Our ability to replace any departed members of our senior management or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Medicaid managed care and specialty services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel.

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

From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and operating results. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and may require significant attention from our management. For example, we have been named in a number of recently-filed securities class action lawsuits. In addition, we may in the future be the target of similar litigation. As with other litigation, securities litigation could be costly and time consuming, require significant attention from our management and could harm our business and operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)
Third Quarter 2006
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares
			Part of	that May Yet Be
		Average	Publicly	Purchased
	Total Number of	Price	Announced	Under
	Shares	Paid per	Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
July 1 — July 31, 2006	10,000	$15.59	10,000	3,810,300
August 1 — August 31, 2006	138,200	15.85	138,200	3,672,100
September 1 — September 30, 2006	40,000	15.56	40,000	3,632,100

TOTAL	188,200	$15.78	188,200	3,632,100

(1)	On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2007. During the three months ended September 30, 2006, we did not repurchase any shares other than through this publicly announced program.
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     None.
ITEM 5. Other Information.
     None.

ITEM 6. Exhibits.
Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
10.1	Amendment No. 5 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association.

10.2	First Amendment to the contract for Medicaid/Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services.

10.3	Notice of Renewal for fiscal year 2007 between Peach State Health Plan, Inc. and Georgia Department of Community Health.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 24, 2006.

CENTENE CORPORATION
By:	/s/ Michael F. Neidorff
Michael F. Neidorff
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ J. Per Brodin
J. Per Brodin
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)