Form 10-K
period 2006-12-31
CENTENE CORP
filed 2007-02-23
CIK 1071739

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-33395

CENTENE CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	42-1406317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7711 Carondelet Avenue
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2006, was $995,902,615.

As of December 31, 2006 the registrant had 43,369,918 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2007 annual meeting of stockholders are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

Our trademark, service marks and trade names referred to in this filing include AirLogix, Bridgeway, Buckeye Community Health Plan, Cardium Health, Cenpatico Behavioral Health, Cenpatico Behavioral Health of Arizona, Centene, FirstGuard Health Plan, Managed Health Services, NurseWise, OptiCare, ScriptAssist, Smart Start For Your Baby, US Script and University Health Plans, among others.

PART I

Item 1. Business

OVERVIEW

We are a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income, or SSI. Medicaid currently accounts for 79% of our membership, while SCHIP and SSI account for 19% and 2%, respectively. Our Specialty Services segment provides specialty services, including behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations and other commercial organizations, as well as to our own subsidiaries on market-based terms. Our FirstGuard health plans exited the Kansas and Missouri markets effective January 1 and February 1, 2007, respectively.

Our Medicaid Managed Care membership totaled approximately 1.3 million as of December 31, 2006, an increase of 45% from December 31, 2005. That membership includes 107,000 and 31,900 members in Kansas and Missouri, respectively. We currently have six health plan subsidiaries offering healthcare services in Georgia, Indiana, New Jersey, Ohio, Texas and Wisconsin. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.

We believe our local approach to managing our subsidiaries, including provider and member services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities. Our disease management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

Our initial health plan commenced operations in Wisconsin in 1984. We were organized in Wisconsin in 1993 as a holding company for our initial health plan and reincorporated in Delaware in 2001. Our corporate office is located at 7711 Carondelet Avenue, St. Louis, Missouri 63105, and our telephone number is (314) 725-4477.

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

INDUSTRY

We provide our services to organizations and individuals primarily through Medicaid, SCHIP and SSI programs. The Congressional Budget Office, or CBO, estimated the total Medicaid market was approximately $330 billion in 2005, and the federal Centers for Medicare and Medicaid Services, or CMS, estimate the market will grow to over $450 billion by 2010. According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 2.8% in fiscal 2006 and states appropriated an increase of 5.0% for Medicaid in fiscal 2007 budgets.

Established in 1965, Medicaid is the largest publicly funded program in the United States, providing health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs—one for each U.S. state, each U.S. territory and the District of Columbia. A growing number of states have mandated that their Medicaid recipients enroll in managed care plans as a means of delivering quality healthcare and controlling costs. Currently, 37 of the 56 programs, including each of the six states in which we operate health plans, have mandated managed care for some or all of their Medicaid recipients. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group.

Established in 1972, and authorized by Title XVI of the Social Security Act, SSI covers low-income persons with chronic physical disabilities or behavioral health impairments. SSI beneficiaries represent a growing portion of all Medicaid recipients. In addition, SSI recipients typically utilize more services because of their critical health issues.

The Balanced Budget Act of 1997 created SCHIP to help states expand coverage primarily to children whose families earned too much to qualify for Medicaid, yet not enough to afford private health insurance. Some states include the parents of these children in their SCHIP programs. SCHIP is the single largest expansion of health insurance coverage for children since the enactment of Medicaid. Costs related to the largest eligibility group, children, are primarily composed of pediatrics and family care. These costs tend to be more predictable than other healthcare issues which predominantly affect the adult population.

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to information provided by the Kaiser Commission on Medicaid and the Uninsured, dual eligibles account for 14% of Medicaid enrollees. These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. Dual eligibles also use more services due to their tendency to have more chronic health issues. We serve dual eligibles through our SSI and long-term care programs.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives. Continued pressure on states’ Medicaid budgets should cause public policy to recognize the value of managed care as a means of delivering quality health care and effectively controlling costs. A growing number of states, including each of the six states in which we operate health plans, have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach. As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the Medicaid, SCHIP and SSI populations. We believe our approach and strategy enable us to be a growing participant in this market.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Sustained Historic Operating Performance. We have a historical trend of increasing revenues as we have grown in existing markets and expanded into new markets. We entered the Wisconsin market in 1984, the Indiana market in 1995, the Texas market in 1999, the New Jersey market in 2002, the Ohio market in 2004 and the Georgia market in 2006. We have also increased membership by acquiring Medicaid businesses, contracts and other related assets from competitors in existing markets, most recently in Ohio in 2005 and 2006. We have increased our total membership from 409,600 in 2002 to 1,262,200 as of December 31, 2006, a 32% Compound Annual Growth Rate, or CAGR. For the year ended December 31, 2006, we had revenue of $2.3 billion, representing a 49% CAGR since the year ended December 31, 2002. We generated total cash flow from operations of $195.0 million during the year ended December 31, 2006.

•
Medicaid Expertise. Over the last 20 years, we have strived to develop a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. Our experience in working with state regulators helps us implement and deliver programs and services efficiently and affords us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate. We work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid, SCHIP and SSI and expand these types of benefits offered. Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance. Through the utilization of a multi-business line approach, we are able to diversify our revenue and help control our medical costs.

•
Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through employment and education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize general and administrative expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Medicaid and specialty services while maintaining our local accountability and improved access.

•
Specialized and Scalable Systems and Technology. Through our specialized information systems, we work to strengthen relationships with providers and states which help us grow our membership base. Our specialized information systems allow us to support our core processing functions under a set of integrated databases which are designed to be both replicable and scalable. Physicians can use claims, utilization and membership data to manage their practices more efficiently, and they also benefit from our timely payments. State agencies can use data from our information systems to demonstrate that their Medicaid populations receive quality health care in an efficient manner. These systems also help identify needs for new healthcare and specialty programs. We have the ability to leverage our platform for one state configuration into new states or for health plan acquisitions. Our ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner.

•
Experienced Management Team. We have a management team who possess significant industry experience. Michael Neidorff, our Chairman and CEO, has been with us since 1996 and has over 20 years of experience in all aspects of managed care. Per Brodin, our Senior Vice President and Chief Financial Officer, has extensive experience as a financial and accounting officer both at Centene and other organizations. The other members of our senior management team are well-seasoned professionals with a broad range of capabilities including industry experience and functional expertise. This team has successfully managed the growth of our health plans and specialty businesses, while maintaining operational discipline.

OUR STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on Medicaid and Medicaid-related services. We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. In 2006, we were awarded two regions in connection with Ohio’s statewide restructuring of its Medicaid managed care program, expanding the number of counties we serve from three to 27. We also were awarded a Medicaid Aged, Blind or Disabled, or ABD, contract in four regions in Ohio. In Texas, we expanded our operations to the Corpus Christi market in 2006 and began managing care for SSI recipients in February 2007. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets or by enlisting additional providers. For example, in 2005 and 2006, we acquired certain Medicaid-related assets in Ohio.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. For instance, in October 2006, we commenced operations under our managed care program contracts to provide long-term care services in Arizona, and in January 2006, we completed the acquisition of US Script, a pharmacy benefits manager. We are also considering other premium-based or fee-for-service lines of business that would provide additional diversity. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. For example, in 2005 we began performing under our contracts with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona. Effective January 1, 2005, we were awarded a behavioral health contract to serve SCHIP members in Kansas. By helping states structure an appropriate level and range of Medicaid, SCHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations. We expect to focus expansion on states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. For example, effective June 1, 2006, we began managing care for Medicaid and SCHIP members in Georgia.

•
Leverage Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in infrastructure to further drive efficiencies in operations and to add functionality to improve the service provided to members and other organizations at a low cost. Our centralized functions enable us to add members and markets quickly and economically. For example, during 2005, we opened an additional claims processing facility to accommodate our planned growth initiatives for this centralized function.

•
Maintain Operational Discipline. We monitor our cost trends, operating performance, regulatory relationships and the Medicaid political environment in our existing markets. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We may divest contracts or health plans in markets where the state’s Medicaid environment, over a long-term basis, does not allow us to meet our targeted performance levels. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management and finance personnel in reviewing significant cases. Our health economics unit and health plan controllers evaluate the financial impact of proposed changes in provider relationships. We also conduct monthly reviews of member demographics for each health plan.

MEDICAID MANAGED CARE

Health Plans

We have regulated subsidiaries offering healthcare services in each state we serve. The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2006	Market Share(1)	Membership at December 31, 2006
Georgia	Peach State Health Plan	2006	90	30.6%	308,800
Indiana	Managed Health Services	1995	92	33.4%	183,100
New Jersey	University Health Plans	2002	20	8.1%	58,900
Ohio	Buckeye Community Health Plan	2004	27	11.3%	109,200
Texas	Superior HealthPlan	1999	217	21.0%	298,500
Wisconsin	Managed Health Services	1984	29	32.9%	164,800

(1)
Represents Medicaid and SCHIP membership as of December 31, 2006 as a percentage of total eligible Medicaid and SCHIP members in each state, based on data provided by each state. SSI programs are excluded.

Benefits to States

Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs in working with state governments. Among the benefits we are able to provide to the states with which we contract are:

•
Significant cost savings compared to state paid reimbursement for services. We bring bottom-line management experience to our health plans. On the administrative and management side, we bring experience including quality of care improvement methods, utilization management procedures, an efficient claims payment system, and provider performance reporting, as well as managers and staff experienced in using these key elements to improve the quality of and access to care.

•
Data-driven approaches to balance cost and verify eligibility. Our Medicaid health plans have conducted enrollment processing and activities for state programs since 1984. We ensure effective enrollment procedures that move members into the plan, then educate them and ensure that they receive needed services as quickly as possible. Our IT department has created mapping/translation programs for loading membership and linking membership eligibility status to all of Centene’s subsystems.

•
Establishment of realistic and meaningful expectations for quality deliverables. We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of uninsured individuals covered through Medicaid and SSI programs.

•
Managed care expertise in government subsidized programs. Our expertise in Medicaid has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We provide access to services through local providers and staff that focus on the cultural norms of their individual communities. To that end, systems and procedures have been designed to address community-specific challenges through outreach, education, transportation and other member support activities.

•
Improved medical outcomes. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illness.

•
Timely payment of provider claims. We are committed to ensuring that our information systems and claims payment systems meet or exceed state requirements. We continuously endeavor to update our systems and processes to improve the timeliness of our provider payments.

•
Cost saving outreach and specialty programs. Our health plans have adopted a physician-driven approach where network providers are actively engaged in developing and implementing healthcare delivery policies and strategies. This approach is designed to eliminate unnecessary costs, improve services to members and simplify the administrative burdens placed on providers. The combination of a decentralized local approach to health plan operations and a centralized approach to administrative functions such as finance, information systems and claims processing allows us to quickly and economically integrate new business opportunities in both the Medicaid Managed Care and Specialty Services segments.

•
Responsible collection and dissemination of utilization data. We gather utilization data from multiple sources, allowing for an integrated view of our members’ utilization of services. These sources include medical and behavioral health claims and encounter data, pharmacy data, vision and dental vendor claims and authorization data from Care Enhanced Case Management Systems, or CCMS, the authorization and case management system utilized by us to coordinate care.

•
Timely and accurate reporting. Our information systems have robust reporting capabilities which have been instrumental in identifying the need for new and/or improved healthcare and specialty programs. For state agencies, our reporting capability is instrumental in demonstrating an auditable program.

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assist members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

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

•
Disease Management Programs are designed to help members understand their disease and treatment plan and improve their health outcomes in a cost effective manner. These programs address medical conditions that are common within the

      Medicaid population such as asthma, diabetes and prenatal care. Our Specialty Services segment manages many of our disease management programs. Our SSI program uses a proprietary assessment tool that effectively identifies barriers to care, unmet functional needs, available social supports and the existence of behavioral health conditions that impede a member’s ability to maintain a proper health status. Care coordinators develop individual care plans with the member and healthcare providers ensuring the full integration of behavioral, social and acute care services. These care plans, while specific to an SSI member, incorporate “Condition Specific” practices in collaboration with physician partners and community resources.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of December 31, 2006, the health plans we currently serve contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Georgia	2,379	7,112	128
Indiana	738	1,422	42
New Jersey	1,732	5,283	73
Ohio	1,026	2,387	35
Texas	5,646	10,487	335
Wisconsin	2,118	4,793	65

Our network of primary care physicians is a critical component in care delivery, management of costs and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and obstetricians and gynecologists. Specialty care physicians provide medical care to members generally upon referral by the primary care physicians. Specialty care physicians include orthopedic surgeons, cardiologists and otolaryngologists. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay physicians under a fee-for-service or capitation arrangement.

•
Under our fee-for-service contracts with physicians, particularly specialty care physicians, we pay a negotiated fee for covered services. This model is characterized as having no financial risk for the physician. In addition, this model requires management oversight because our total cost may increase as the units of services increase or as more expensive services are replaced for less expensive services. We have prior authorization procedures in place that are intended to make sure that certain high cost diagnostic and other services are medically appropriate.

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

  We work with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs. Our programs are also designed to help the physicians coordinate care outside of their offices. In addition, we are governed by state prompt payment policies.

We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members. This approach is designed to eliminate unnecessary costs, improve services to our members and simplify the administrative burdens on our providers. It has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base. The following are among the services we provide to support physicians:

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

Our contracted physicians also benefit from several of the services offered to our members, including the CONNECTIONS, EPSDT case management and disease management programs. For example, the CONNECTIONS staff facilitates doctor/patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the disease management programs assist physicians in managing their patients with chronic disease.

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health, disease management, managed vision, nurse triage, pharmacy benefit management, and treatment compliance. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, vision care, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit.

Quality Management

Our medical management programs focus on improving quality of care in areas that have the greatest impact on our members. We employ strategies, including disease management and complex case management, that are adjusted for implementation in our individual markets by a system of physician committees chaired by local physician leaders. This process promotes physician participation and support, both critical factors in the success of any clinical quality improvement program.

We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, clinical databases and our membership and claims processing system, to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these intervention programs include:

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

In an effort to ensure the quality of our provider networks, we undertake to verify the credentials and background of our providers using standards that are supported by the National Committee for Quality Assurance.

Information Technology

The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems which are located in St. Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We believe we have the ability to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions.

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

SPECIALTY SERVICES

    Our Specialty Services segment is a key component of our healthcare enterprise and complements our core Medicaid Managed Care business. The specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs. Our specialty services are provided primarily through the following interrelated businesses:

•
Behavioral Health. Cenpatico Behavioral Health manages behavioral healthcare for members via a contracted network of providers. Cenpatico works with providers to determine the best course of treatment for a given diagnosis and helps ensure members and their providers are aware of the full array of services available. Our networks feature a range of services so that patients can be treated at an appropriate level of care. We also run school-based programs in Arizona that focus on students with special needs. We acquired Cenpatico in 2003.

•
Disease Management. Our disease management providers, AirLogix and Cardium, specialize in chronic respiratory disease management and cardiac disease management. Through their specialization in respiratory management, AirLogix uses self-care therapies, in-home interaction and informatics processes to deliver highly effective clinical results, enhanced patient-provider satisfaction and greater cost reductions in respiratory management. We acquired AirLogix in July 2005. Through a people-centered, multi-disciplinary and integrated approach, Cardium uses primary health coaches, customized care plans, and disease-specific education to assist patients in achieving their health goals and deliver enhanced patient-provider satisfaction and greater cost reductions in chronic disease management. We acquired Cardium in May 2006.

•
Long-term Care. Bridgeway Health Solutions provides long-term care services to the elderly and people with disabilities on SSI that meet income and resources requirements who are at risk of being or are institutionalized. Bridgeway has members in the Maricopa, Yuma and La Paz counties of Arizona. Bridgeway attempts to distinguish itself from other Medicaid and Medicare health plans through ongoing participation with community groups to address situations that might be barriers to quality care and independent living. Bridgeway commenced operations in October 2006.

•
Managed Vision. OptiCare manages vision benefits for members via a contracted network of providers. OptiCare works with providers to provide a variety of vision plan designs and helps ensure members and their providers are aware of the full array of products and services available. Our networks feature a range of products and services so that patients can be treated at an appropriate level of care. We acquired the managed vision business of OptiCare Health Systems, Inc. in July 2006.

•
Nurse Triage. NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach customer service representatives and bilingual nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments. Call volume is based on membership levels and seasonal variation. NurseWise commenced operations in 1998.

•
Pharmacy Benefits Management. US Script is a pharmacy benefits manager that administers pharmacy benefits and processes pharmacy claims via its proprietary claims processing software. US Script has developed and administers a contracted national network of retail pharmacies. We acquired US Script in January 2006.

•
Treatment Compliance. ScriptAssist is a treatment compliance program that uses psychological-based tools to predict which patients are likely to be non-compliant regarding taking their medications, and then to motivate those at-risk patients to adhere to their doctors’ advice. ScriptAssist uses registered nurses to educate patients about the reasons for the medications they were prescribed, to provide accurate information about side effects and risks of such medications, and to keep the doctors informed of the patients’ progress between visits. We acquired ScriptAssist in 2003.

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

Our internal Corporate Compliance website, accessible by all employees, contains our Business Ethics and Conduct Policy, our Mission, Values and Philosophies and Compliance Programs, a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to report suspected incidents of fraud, abuse or other violations. The audit committee and the board of directors review a full compliance report, including an incident log, on a quarterly basis.

COMPETITION

We continue to face varying and increasing levels of competition as we expand in our existing service areas or enter new markets as federal regulations require at least two competitors in each service area. Healthcare reform proposals may cause a number of commercial managed care organizations to decide to enter or exit the Medicaid market.

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

We compete with other managed care organizations and specialty companies for state contracts. In order to grant a contract, state governments consider many factors. These factors include quality of care, financial requirements, an ability to deliver services and establish provider networks and infrastructure. In addition, our specialty companies also compete with other providers, such as disease management companies and pharmacy benefits managers for non-governmental contracts.

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

We also compete with other managed care organizations to enter into contracts with physicians, physician groups and other providers. We believe the factors that providers consider in deciding whether to contract with us include existing and potential member volume, reimbursement rates, medical management programs, speed of reimbursement and administrative service capabilities. See “Risk Factors - Competition May Limit Our Ability to Increase Penetration of the Markets That We Serve.”

FINANCIAL INFORMATION

All of our revenue is derived from operations within the United States and its territories. Our managed care subsidiaries in Georgia, Indiana, Kansas, Texas and Wisconsin had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2006. Other financial information about our segments is found in Note 18 of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

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

The process for obtaining authorization to operate as a managed care organization is complex and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network adequacy and procedures for covering emergency medical conditions. Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries must comply with minimum statutory capital requirements and other financial requirements, such as deposit and reserve requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic reporting requirements. In addition, each health plan must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations. These regulations in certain states include:

•	premium and maintenance taxes;

•	stringent prompt-pay laws;

•	requirements of National Provider Identifier numbers on claim submittals;

•	disclosure requirements regarding provider fee schedules and coding procedures; and

•	programs to monitor and supervise the activities and financial solvency of provider groups.

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

Our contracts with the states and regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid sector, including provisions relating to:

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

The table below sets forth the term of our state contracts and provides details regarding related renewal or extension and termination provisions as of December 31, 2006.

State Contract	Expiration Date	Renewal or Extension by the State	Termination by the State

Arizona - Behavioral Health	June 30, 2008	May be extended for up to two additional years.	May be terminated for convenience or an event of default.

Arizona - Long-term Care	September 30, 2009	May be extended for up to two additional years.	May be terminated for convenience or an event of default.

Georgia	June 30, 2007	Renewable for five additional one-year terms.	May be terminated for an event of default or significant changes in circumstances.

Indiana	December 31, 2010	May be extended for up to two additional years.	May be terminated for convenience or an event of default.

Kansas - Behavioral Health	June 30, 2008	May be extended with four one-year renewal options.	May be terminated for cause, or without cause for lack of funding.

Missouri	June 30, 2007	Contract rights sold effective February 1, 2007.

New Jersey	June 30, 2007	Renewable annually for successive 12-month periods.	May be terminated for convenience or an event of default.

Ohio	June 30, 2007	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio - ABD	June 30, 2007	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Texas	August 31, 2008	May be extended for up to six additional years.	May be terminated for convenience, an event of default or lack of federal funding.

Texas - Exclusive Provider Organization	August 31, 2007	May be extended for up to three additional years.	May be terminated upon any event of default or in the event of lack of state or federal funding.

Wisconsin	December 31, 2007	Renewable through the states’ periodic recertification process.	May be terminated if a change in state or federal laws, rules or regulations materially affects either party’s right or responsibilities or for an event of default or lack of funding.

Wisconsin - Network Health Plan Subcontract	December 31, 2011	Renews automatically for successive five-year terms.
May be terminated upon two-years notice prior to the end of the then current term or if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State is terminated.

Wisconsin SSI	December 31, 2007	Renewable through the states’ periodic recertification process.	May be terminated for convenience, if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities, or an event of default or lack of funding.

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

HIPAA regulations also protect the privacy of medical records and other personal health information maintained and used by healthcare providers, health plans and healthcare clearinghouses. We have implemented processes, policies and procedures to comply with the HIPAA privacy regulations, including education and training for employees. In addition, the corporate privacy officer and health plan privacy officials serve as resources to employees to address any questions or concerns they may have. Among numerous other requirements, the privacy regulations:

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

EMPLOYEES

As of December 31, 2006, we had approximately 2,600 employees. Our employees are not represented by a union. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages at January 31, 2007:

Name	Age	Position
Michael F. Neidorff	64	Chairman and Chief Executive Officer
J. Per Brodin	45	Senior Vice President, Chief Financial Officer and Treasurer
Patti J. Darnley	47	Senior Vice President, Operations
Marie J. Glancy	48	Senior Vice President, Operational Services and Regulatory Affairs
Carol E. Goldman	49	Senior Vice President and Chief Administration Officer
Jesse N. Hunter	31	Vice President, Corporate Development
Mary V. Mason	38	Senior Vice President and Chief Medical Officer
William N. Scheffel	53	Senior Vice President, Specialty Business Unit
Keith H. Williamson	54	Senior Vice President, General Counsel and Secretary
Karey L. Witty	42	Senior Vice President, Health Plan Business Unit

Michael F. Neidorff. Mr. Neidorff has served as our Chairman and Chief Executive Officer since May 2004. From May 1996 to May 2004, Mr. Neidorff served as President, Chief Executive Officer and as a member of our board of directors. From 1995 to 1996, Mr. Neidorff served as a Regional Vice President of Coventry Corporation, a publicly traded managed care organization, and as the President and Chief Executive Officer of one of its subsidiaries, Group Health Plan, Inc. From 1985 to 1995, Mr. Neidorff served as the President and Chief Executive Officer of Physicians Health Plan of Greater St. Louis, a subsidiary of United Healthcare Corp., a publicly traded managed care organization now known as UnitedHealth Group Incorporated. Effective March 2006, Mr. Neidorff serves as a director of Brown Shoe Company, Inc., a footwear company with global operations.

J. Per Brodin. Mr. Brodin has served as our Senior Vice President and Chief Financial Officer since April 2006. Mr. Brodin served as our Vice President and Chief Accounting Officer from November 2005 to April 2006. From March 2002 to November 2005, Mr. Brodin served as Vice President, Accounting and Reporting for the May Department Stores Company. From 1989 to February 2002, Mr. Brodin was with the Audit and Business Advisory Practice of Arthur Andersen, LLP, the final two years as Senior Manager with their Professional Standards Group.

Patti J. Darnley. Ms. Darnley has served as our Senior Vice President, Operations since September 2006. From March 2006 to September 2006, she served as our Regional Vice President of University Health Plans, Inc., or UHP, and Managed Health Services Insurance Corporation. From August 2004 to March 2006, she served as our Plan President of UHP. From June 1997 to August 2004, she served as Chief Financial Officer and Chief Operating Officer for University of Pittsburgh Medical Center.

Marie J. Glancy. Ms. Glancy has served as our Senior Vice President, Operational Services and Regulatory Affairs since February 2006. Ms. Glancy served as our Senior Vice President, Government Relations from January 2005 to February 2006 and as our Vice President, Government Relations from July 2003 to January 2005. From 1996 to July 2003, Ms. Glancy served as a public policy executive for Deere and Company.

Carol E. Goldman. Ms. Goldman has served as Senior Vice President and Chief Administration Officer since July 2002. From September 2001 to July 2002, Ms. Goldman served as our Plan Director of Human Resources. From 1998 to August 2001, Ms. Goldman was Human Resources Manager at Mallinckrodt Inc., a medical device and pharmaceutical company.

Jesse N. Hunter. Mr. Hunter has served as our Vice President, Corporate Development since December 2006. From October 2004 to December 2006, he served as our Vice President, Mergers & Acquisitions. From July 2003 until October 2004, he served as the Director of Mergers & Acquisitions and from February 2002 until July 2003, he served as the Manager of Mergers & Acquisitions.

      Mary V. Mason, M.D. Dr. Mason was chosen to be our Senior Vice President and Chief Medical Officer in February 2007, effective March 1, 2007. From April 2006 to February 2007, she served as our Vice President, Medical Affairs- Health Plans. From January 2006 to April 2006 she served as our National Medical Director. From September 2001 to December 2005, Dr. Mason was with Healthcare USA, a Medicaid Managed Care Company owned by Coventry Health Care, Inc. She served as Chief Medical Director in 2005 and as

Medical Director from September 2001 through December 2004. Dr. Mason was also in private practice as a board certified internal medicine physician from 1999 to December 2004.

William N. Scheffel. Mr. Scheffel has served as our Senior Vice President, Specialty Business Unit since May 2005 and as our Senior Vice President and Controller from December 2003 to May 2005. From July 2002 to October 2003, Mr. Scheffel was a partner with Ernst & Young LLP. From 1975 to July 2002, Mr. Scheffel was with Arthur Andersen, LLP.

Keith H. Williamson. Mr. Williamson has served as our Senior Vice President and General Counsel since November 2006. From 1988 until November 2006, he served at Pitney Bowes Inc. in various legal and executive roles, the last seven years as a Division President.

Karey L. Witty. Mr. Witty has served as our Senior Vice President, Health Plan Business Unit since April 2006. From August 2000 until April 2006, he served as our Senior Vice President and Chief Financial Officer. From March 1999 to August 2000, Mr. Witty served as our Vice President of Health Plan Accounting. From 1996 to March 1999, Mr. Witty was Controller of Heritage Health Systems, Inc., a healthcare company in Nashville, Tennessee.

Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference. Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Information about Corporate Governance.” Information concerning our code of ethics will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

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

Most of our revenues come from Medicaid, SCHIP and SSI premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, SCHIP and SSI funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Additionally, state and federal entities may make changes to the design of their Medicaid programs resulting in the cancellation or modification of these programs.

For example, in August 2006, the Centers for Medicare & Medicaid Services, or CMS, published an interim final rule regarding the estimation and recovery of improper payments made under Medicaid and SCHIP. This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and SCHIP and create national and state specific error rates. States must provide information to measure improper payments in Medicaid managed care, as well as in fee-for-service Medicaid. Each state will be selected for review once every three years for each program. States are required to repay to CMS the federal share of any overpayments identified.

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

If SCHIP is not reauthorized, our business could suffer.

The authorization for SCHIP expires at the end of federal fiscal year 2007. We cannot guarantee that federal funding of SCHIP will be reauthorized and if it is, what changes might be made to the program following reauthorization. If SCHIP is not reauthorized, by September 30, 2007, it will continue to be funded at the current 2006 federal funding levels. We expect Congress to begin the reauthorization process in early February, 2007. At this time, it is not clear whether the relevant congressional committees of jurisdiction over this program will be able to reach agreement on an SCHIP reauthorization package that could cost $50 billion in additional federal spending.

Several states face a shortfall in federal SCHIP funding, which could have an impact on our business.

States receive matching funds from the federal government to pay for their SCHIP programs, which matching funds have a per state annual cap. It is predicted that two states in which we have SCHIP contracts, Georgia and New Jersey, will spend all of their federal allocation for fiscal year 2007 prior to the end of the year. In December 2006, Congress passed legislation that will redistribute funds that were not spent in prior years to the states that are facing these shortfalls. The Congressional Research Service estimates that this legislation will delay the shortfall to the first part of May 2007. We cannot predict whether the U.S. Congress will appropriate additional funds or take other legislative action to cover the shortfalls. Further, we cannot predict if states will provide additional funding to cover the federal shortfall. Our contracts with Georgia and New Jersey expire at the end of June and we cannot guarantee that they will be renewed and if renewed, whether the terms will be modified. If either of the contracts is not renewed or if either state delays paying us or fails to pay the full amount owed due to the shortfall, our business could suffer.

If our Medicaid and SCHIP contracts are terminated or are not renewed, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire between June 30, 2007 and September 30, 2011. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the state would not be renewed or extended, and as a result, our contract ended on December 31, 2006. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. For example, the Indiana contract under which we operate can be terminated by the State without cause. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

Certain states have enacted regulations which require us to maintain a minimum health benefits ratio, or establish limits on our profitability. Other states require us to meet certain performance and quality metrics in order to receive our full contractual revenue. For example, our Texas plan is required to pay a rebate to the State of Texas in the event profits exceed established levels. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. Certain states, including but not limited to Georgia, Indiana, New Jersey and Texas have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results.

We face periodic reviews, audits and investigations under our contracts with state government agencies, and these audits could have adverse findings, which may negatively impact our business.

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

Many aspects of our business are affected by government laws and regulations. The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The costs of any such future compliance efforts could have a material adverse effect on our business.

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

Our medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. For example, in the three months ended June 30, 2006 we adjusted our IBNR by $9.7 million for adverse medical cost development from the first quarter of 2006. In addition, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liabilities. For example, we commenced operations in the Atlanta and Central regions of Georgia on June 1, 2006 and the Southwest region of Georgia on September 1, 2006 and have based our estimates on state provided historical actuarial data and limited 2006 actual incurred and received data. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

Receipt of inadequate or significantly delayed premiums would negatively affect our revenues and profitability.

Our premium revenues consist of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs, our earnings could be negatively impacted.

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

Historically, the acquisition of Medicaid and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets has accounted for a significant amount of our growth. Many of the other potential purchasers have greater financial resources than we have. In addition, many of the sellers are interested either in (a) selling, along with their Medicaid assets, other assets in which we do not have an interest or (b) selling their companies, including their liabilities, as opposed to the assets of their ongoing businesses.

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

Our acquisitions may increase costs ,increase liabilities, or create disruptions in our business.

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

Operations in Georgia, Indiana, Kansas, Texas and Wisconsin have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. For example, our Medicaid contract with Kansas terminated December 31, 2006. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

Growth in the number of Medicaid-eligible persons during economic downturns could cause our operating results to suffer if state and federal budgets decrease or do not increase.

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

We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and operating results. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and require significant attention from our management. For example, we have been named in two recently-filed securities class action lawsuits that are now consolidated. In addition, we may in the future be the target of similar litigation. As with other litigation, securities litigation could be costly and time consuming, require significant attention from our management and could harm our business and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office headquarters building is located in St. Louis, Missouri. The real estate we own surrounding this building is adequate to accommodate office expansion needs to support future company growth. Effective December 30, 2005, we executed an agreement with the City of Clayton, Missouri, a suburb of St. Louis, for the redevelopment of certain properties surrounding our corporate offices. Our primary purpose for the agreement is to accommodate office expansion needs for future company growth. The total scope of the project includes building two new office towers and street-level retail space. We plan to occupy a portion of those towers. The total expected cost of the project is approximately $190 million. It is not our intent to serve as developer of the project or finance the project construction costs. We operate claims processing facilities in Missouri and Montana. We lease space in the states where our health plans and specialty companies operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

As previously disclosed, two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, one in July 2006, or the July Class Action Lawsuit, and one in August 2006, or the August Class Action Lawsuit. The July Class Action Lawsuit and the August Class Action Lawsuit were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the United States District Court for the Eastern District of Missouri on January 17, 2007, which we refer to as the Consolidated Class Action Lawsuit. The Consolidated Class Action Lawsuit alleges, on behalf of purchasers of our common stock from April 25, 2006 through July 17, 2006, that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Consolidated Class Action Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of our common stock, which subsequently dropped after the issuance of a press release announcing our preliminary fiscal 2006 second quarter earnings and revised guidance. We believe the case is without merit and have filed a motion to dismiss the Consolidated Class Action Lawsuit.

Additionally, in August 2006, a separate derivative action was filed on behalf of Centene Corporation against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri. Plaintiff purports to bring suit derivatively on behalf of the Company against our directors for breach of fiduciary duties, gross mismanagement and waste of corporate assets by reason of the directors’ alleged failure to correct the misstatements alleged in the Consolidated Class Action Lawsuits discussed above. The derivative complaint largely repeats the allegations in the Consolidated Class Action Lawsuits. Based on discussions that have been held with plaintiff’s counsel, it is our understanding that plaintiff does not intend to pursue this action until the Consolidated Class Action Lawsuits proceed past the dismissal stage. Although this matter is in its early stages and no precise prediction of its outcome can be made, we believe the case is without merit and plan to vigorously defend against this lawsuit.

In addition, we routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003.

	2006 Stock Price		2005 Stock Price
	High	Low	High	Low
First Quarter	$30.26	$22.70	$35.38	$26.50
Second Quarter	29.59	22.88	34.38	24.86
Third Quarter	23.87	13.25	37.91	22.60
Fourth Quarter	26.95	16.11	27.76	16.76

As of December 31, 2006 there were 57 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In November 2005, our board of directors adopted a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the year ended December 31, 2006, we repurchased 397,400 shares at an average price of $19.71 and an aggregate cost of $7.8 million. We have established a trading plan with a registered broker to repurchase shares under certain market conditions. During the year ended December 31, 2006, we did not repurchase any shares other than through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2006
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2006	16,500	$19.06	16,500	3,615,600
November 1 - November 30, 2006	13,000	23.40	13,000	3,602,600
December 1 - December 31, 2006	—	—	—	3,602,600
TOTAL	29,500	$20.97	29,500	3,602,600

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning our equity compensation plans will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Equity Compensation Plan Information.” This portion of our Proxy Statement is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The data for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this filing.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share data)
Statement of Operations Data:
Revenues:
Premium	$2,199,439	$1,491,899	$991,673	$759,763	$461,030
Service	79,581	13,965	9,267	9,967	457
Total revenues	2,279,020	1,505,864	1,000,940	769,730	461,487
Expenses:
Medical costs	1,819,811	1,226,909	800,476	626,192	379,468
Cost of services	60,735	5,851	8,065	8,323	341
General and administrative expenses	346,284	193,913	127,863	88,288	50,072
Impairment loss	81,098	—	—	—	—
Total operating expenses	2,307,928	1,426,673	936,404	722,803	429,881
Earnings (loss) from operations	(28,908)	79,191	64,536	46,927	31,606
Other income (expense):
Investment and other income	17,892	10,655	6,431	5,160	9,575
Interest expense	(10,636)	(3,990)	(680)	(194)	(45)
Earnings (loss) before income taxes	(21,652)	85,856	70,287	51,893	41,136
Income tax expense	21,977	30,224	25,975	19,504	15,631
Minority interest	—	—	—	881	116
Net earnings (loss)	$(43,629)	$55,632	$44,312	$33,270	$25,621

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(1.01)	$1.31	$1.09	$0.93	$0.82
Diluted earnings (loss) per common share	$(1.01)	$1.24	$1.02	$0.87	$0.73
Weighted average number of common shares outstanding:
Basic	43,160,860	42,312,522	40,820,909	35,704,426	31,432,080
Diluted	43,160,860	45,027,633	43,616,445	38,422,152	34,932,232

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$271,047	$147,358	$84,105	$64,346	$59,656
Investments and restricted deposits	237,603	202,916	233,257	220,335	104,999
Total assets	894,980	668,030	527,934	362,692	210,327
Medical claims liabilities	280,441	170,514	165,980	106,569	91,181
Long-term debt	174,646	92,448	46,973	7,616	—
Total stockholders’ equity	326,423	352,048	271,312	220,115	102,183

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

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and, Supplemental Security Income, or SSI. Our Specialty Services segment provides specialty services, including behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations and other commercial organizations, as well as to our own subsidiaries on market-based terms.

During 2006, we were notified by the Kansas Health Policy Authority that our Medicaid contract in Kansas would not be renewed beyond December 31, 2006, and we reached a definitive agreement to sell the operating assets of FirstGuard Health Plan, Inc., our Missouri health plan. This development is discussed below under the caption “Impairment Loss.”

Our financial performance for 2006 is summarized as follows:

—	Year-end Medicaid Managed Care membership of 1,262,200, including 138,900 members in Kansas and Missouri.
—	Total revenues of $2.3 billion.
—	Medicaid and SCHIP health benefits ratio, or HBR, of 82.6%, SSI HBR of 87.6%, Specialty Services HBR of 82.5%.
—	Medicaid Managed Care general and administrative, or G&A, expense ratio of 12.6% and Specialty Services G&A ratio of 16.9%.
—	Diluted net loss per share of $1.01, including $94.5 million pre-tax, or $2.04 per share, charges for intangible asset impairment and costs to exit Kansas and Missouri.
—	Total operating cash flows of $195.0 million.

Over the last two years we have experienced membership and revenue growth in our Medicaid Managed Care segment including membership growth of 63.3%. Excluding our membership in Kansas and Missouri from the total membership as of December 31, 2006, our membership growth was 45.4%. The following new contracts and acquisitions contributed to our growth:

—	Effective September 1, 2006, we began operating under a new contract and expanded operations in Texas to include 11,500 Medicaid and SCHIP members in the Corpus Christi, Austin and Lubbock markets.
—
In Georgia, we began managing care for Medicaid and SCHIP members in the Atlanta and Central regions effective June 1, 2006 and Southwest region effective September 1, 2006. At December 31, 2006, our membership in Georgia was 308,800.

—
We began operating under new contracts with the State of Ohio to manage care for 37,200 Medicaid members by entering seven new counties in the East Central market on July 1, 2006, and 17 new counties in the Northwest market on October 1, 2006.

—
Effective June 1, 2006, we acquired MediPlan Corporation, or MediPlan, and began managing care for an additional 13,600 members in Ohio. The results of operations of this entity are included in our consolidated financial statements beginning June 1, 2006.

—	Effective May 1, 2005, we acquired the operating assets of SummaCare, Inc. The results of operations of this entity are included in our consolidated financial statements beginning May 1, 2005.

We have been awarded the following new contracts to expand our operations in Ohio and Texas:

—
During the second quarter of 2006, we were awarded a contract in Texas to provide managed care for SSI recipients in the San Antonio and Corpus Christi markets. Membership operations commenced in February 2007.

—
During 2006, we received notification of an award in Ohio to provide managed care for Medicaid Aged, Blind or Disabled, or ABD, members in four regions. Operations commenced in the Northeast and Southwest regions on January 1 and February 1, 2007, respectively. Implementation is expected to take place in the Northwest region in March 2007 and in the East Central region in April 2007.

Our Specialty Services segment has experienced significant year over year growth largely because of the acquisition of US Script. The following new contracts and acquisitions contributed to our growth:

—
Effective October 1, 2006, we began performing under our contract with the Arizona Health Care Cost Containment System to provide long-term care services in the Maricopa, Yuma and LaPaz counties in Arizona.

—
Effective July 1, 2006, we acquired the managed vision business of OptiCare Managed Vision, Inc., or OptiCare. The results of operations of this entity are included in our consolidated financial statements beginning July 1, 2006.

—
Effective May 9, 2006, we acquired Cardium Health Services Corporation, or Cardium, a disease management company. The results of operations of this entity are included in our consolidated financial statements beginning May 9, 2006.

—
Effective January 1, 2006, we acquired US Script, Inc., or US Script, a pharmacy benefits manager (PBM). The results of operations of this entity are included in our consolidated financial statements beginning January 1, 2006.

—
Effective July 22, 2005, we acquired AirLogix, Inc., or AirLogix, a disease management provider. The results of operations of this entity are included in our consolidated financial statements since July 22, 2005.

—
Effective July 1, 2005, we began performing under our contract with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data for 2006, 2005 and 2004 are as follows ($ in millions):

	2006	2005	2004	% Change 2005-2006	% Change 2004-2005
Premium revenue	$2,199.4	$1,491.9	$991.7	47.4%	50.4%
Service revenue	79.6	14.0	9.2	469.9%	50.7%
Total revenues	2,279.0	1,505.9	1,000.9	51.3%	50.4%
Medical costs	1,819.8	1,226.9	800.5	48.3%	53.3%
Cost of services	60.7	5.9	8.1	938.0%	(27.5)%
General and administrative expenses	346.3	193.9	127.8	78.6%	51.7%
Impairment loss	81.1	—	—	—	—
Earnings (loss) from operations	(28.9)	79.2	64.5	(136.5)%	22.7%
Investment and other income, net	7.3	6.6	5.8	8.9%	15.9%
Earnings (loss) before income taxes	(21.6)	85.8	70.3	(125.2)%	22.2%
Income tax expense	22.0	30.2	26.0	(27.3)%	16.4%
Net earnings (loss)	$(43.6)	$55.6	$44.3	(178.4)%	25.5%

Diluted earnings (loss) per common share	$(1.01)	$1.24	$1.02	(181.5)%	21.6%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as G&A expenses. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

Our Specialty Services segment generates revenues under contracts with state programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries on market-based terms. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services.

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance. Premium and service revenues due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management’s judgment on the collectibility of these accounts. As we generally receive payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of our financial condition or results of operations.

Our total revenue increased in the year ended December 31, 2006 over the previous year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From December 31, 2004 to December 31, 2006, we increased our total membership by 63.3% or 45.4% if we exclude our membership in Kansas and Missouri at December 31, 2006. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	December 31,
	2006	2005	2004
Georgia	308,800	—	—
Indiana	183,100	193,300	150,600
New Jersey	58,900	56,500	52,800
Ohio	109,200	58,700	23,800
Texas	298,500	242,000	244,300
Wisconsin	164,800	172,100	165,800
Subtotal	1,123,300	722,600	637,300

Kansas	107,000	113,300	94,200
Missouri	31,900	36,000	41,200
Total	1,262,200	871,900	772,700

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	December 31,
	2006	2005	2004
Medicaid	887,300	573,100	484,700
SCHIP	216,200	134,600	142,200
SSI	19,800	14,900	10,400
Subtotal	1,123,300	722,600	637,300

Kansas and Missouri Medicaid/SCHIP members	138,900	149,300	135,400
Total	1,262,200	871,900	772,700

During 2006, our subsidiary, Peach State Health Plan, commenced operations in the Atlanta and Central regions of Georgia in June and in the Southwest region in September. We increased our membership in Ohio through the MediPlan acquisition while also adding members under our new contract in the East Central and Northwest markets. In Texas, we increased our membership through new contracts in the Corpus Christi, Austin, and Lubbock markets. Our membership decreased in Wisconsin because of more stringent state eligibility requirements for the Medicaid and SCHIP programs and eligibility administration issues. Our membership decreased in Indiana primarily due to provider terminations. The revenue associated with our Kansas and Missouri health plans was $317.0 and $273.7 million in 2006 and 2005, respectively.

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

2.	Premium rate increases

In 2006, we received premium rate increases ranging from 1.8% to 9.5%, or 5.6% on a composite basis across our markets. In 2005, we received premium rate increases ranging from 0.6% to 8.7%, or 3.2% on a composite basis across our markets.

3.	Specialty Services segment growth

In 2005, we began performing under our behavioral health contracts with the states of Arizona and Kansas. In July 2005, we began offering disease management services through our acquisition of AirLogix. In January 2006, we began offering pharmacy benefits management through our acquisition of US Script, representing most of the 2006 increase in service revenue. Additionally, in May 2006, we expanded our disease management services through our acquisition of Cardium. In July 2006, we began offering managed vision care through our acquisition of OptiCare. In October 2006, our subsidiary, Bridgeway Health Solutions began performing under our long-term care contract in Arizona. The increase in service revenue reflects the acquisitions of US Script AirLogix, and Cardium. At December 31, 2006, our behavioral health company, Cenpatico, provided behavioral health services to

94,500 members in Arizona and 36,600 members in Kansas, compared to 94,700 members in Arizona and 38,800 members in Kansas, at December 31, 2005.

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

Our results of operations depend on our ability to manage expenses related to health benefits and to accurately predict costs incurred. Our health benefits ratio, or HBR, represents medical costs as a percentage of premium revenues and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our HBR for our external membership by member category:

	Year Ended December 31,
	2006	2005	2004
Medicaid and SCHIP	82.6%	81.8%	80.4%
SSI	87.6	97.5	93.8
Specialty Services	82.5	85.0	—

Our Medicaid and SCHIP HBR for the year ended December 31, 2006 was 82.6%, an increase of 0.8% over 2005. The HBR for the year ended December 31, 2005 included $4.5 million for settlement of a lawsuit with Aurora Health Care, Inc., or Aurora, a provider of medical professional services to our Wisconsin health plan. This settlement increased the HBR 0.3% for the year ended December 31, 2005. The increase in HBR for the year ended December 31, 2006 is caused primarily by increased cost trends for maternity related costs including neonatal intensive care costs, increased physician costs, and increased pharmacy costs.

Our Specialty Services HBR for 2006 includes twelve months of the behavioral health contracts in Arizona and Kansas, six months of OptiCare and three months of Bridgeway. The 2005 results include twelve months of our behavioral health contract in Kansas and six months of Arizona results.

Our Medicaid and SCHIP HBR increased in 2005 due to our settlement of a lawsuit with Aurora and expansion into new markets previously unmanaged by us. For example, we experienced higher cost trends in Indiana where we added membership in 2005 as the state expanded their Medicaid managed care program to include all Medicaid and SCHIP enrollees.

Cost of Services

Our cost of services expense includes all direct costs to support the local functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses related to facilities and equipment used to provide services. Cost of services also includes the pharmaceutical costs associated with our PBM's external revenues. Cost of services rose $54.9 million for the year ended December 31, 2006, over the comparable period in 2005. The increase in cost of services reflects the acquisitions of US Script, AirLogix, and Cardium.

General and Administrative Expenses

Our general and administrative, or G&A, expenses primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are also classified as G&A expenses. G&A expenses increased in the year ended December 31, 2006 over the comparable period in 2005 primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia, an increase in premium taxes, the adoption of SFAS 123R on January 1, 2006 and the exit costs for our FirstGuard operations. Premium taxes totaled $42.5 million in the year ended December 31, 2006, compared to $9.8 million for the comparable period in 2005. The results for the year ended December 31, 2006, include $13.9 million of implementation expenses in Georgia, $9.9 million of additional stock compensation expense and $13.4 million of FirstGuard exit costs.

Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Year Ended December 31,
	2006	2005	2004
Medicaid Managed Care	12.6%	10.5%	10.7%
Specialty Services	16.9	35.4	52.3

The increase in the Medicaid Managed Care G&A expense ratio in 2006 primarily reflects the increase in premium taxes, the adoption of SFAS 123R and exit costs of our FirstGuard operations offset by the overall leveraging of our expenses over higher revenues.

The decrease in the Medicaid Managed Care G&A expense ratio in 2005 reflects the overall leveraging of our expenses over higher revenues and lower compensation costs related to our performance bonus plans. These factors were partially offset by implementation costs in Georgia of $6.2 million, higher spending on information systems process improvements and increased charitable contributions.

The Specialty Services G&A ratio varies depending on the nature of the services provided and will generally be higher than the Medicaid Managed Care G&A expense ratio. The 2006 results reflect the operations of our behavioral health company in Arizona, the acquisitions of US Script and AirLogix, as well as the acquisition of Cardium effective May 9, 2006, and OptiCare effective July 1, 2006. The results for the year ended December 31, 2006 include approximately $0.7 million in implementation costs related to our long-term care contract in Arizona. The 2005 results reflect the operations of our behavioral health company in Arizona, including $1.5 million in implementation costs, and $0.2 million in Georgia implementation costs.

In 2006, we reassessed the calculations used to determine the proportion of certain costs allocated among each of our two segments. This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain G&A costs. The altered percentages resulted in the allocation of an additional $13.6 million to the Medicaid Managed Care segment for the year ended December 31, 2006 than would have been allocated under the previous formulas.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $7.2 million in 2006 primarily as a result of an increase in market interest rates and larger investment balances. Interest expense increased $6.6 million primarily from increased borrowings under our credit facilities.

Income Tax Expense

We recorded $22.0 million of income tax expense in 2006 despite having a $21.6 million pre-tax loss because the $81.1 million goodwill impairment loss is not deductible for income tax purposes.  Excluding the goodwill impairment, our 2006 effective tax rate was 37.0% compared to 35.2% for the corresponding period in 2005. The 2005 effective tax rate included lower expense resulting from the resolution of state income tax examinations and the recognition of deferred tax benefits related to a change in law.

Impairment Loss

 In August 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, our wholly owned subsidiary, received notification from the Kansas Health Policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed. We appealed this decision and initiated litigation in an attempt to renew this Medicaid contract.  These actions were unsuccessful and the contract terminated December 31, 2006.  In 2006, we also evaluated the strategic alternatives for our FirstGuard Missouri health plan and decided to divest the business.  The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007.  FirstGuard Kansas and FirstGuard Missouri are reported in the Medicaid Managed Care segment.

As a result of the notification from the Kansas Health Policy Authority, we conducted an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompassed both the FirstGuard Kansas and FirstGuard Missouri health plans.  The fair value of the FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value.  The impairment analysis resulted in a goodwill impairment of $81.1 million recorded as impairment loss in the consolidated statement of operations.  The goodwill impairment is not deductible for tax purposes; however, a tax benefit for the stock of FirstGuard Kansas may be realized in 2007.  The cash proceeds in 2007 from the FirstGuard Missouri sale and tax benefit for the stock of FirstGuard Kansas are estimated to total between $30 and $40 million.

Earnings per share and shares outstanding

Our earnings per share calculations in 2006 reflect lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to net earnings.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our total operating activities provided cash of $195.0 million in 2006, $74.0 million in 2005 and $99.4 million in 2004. The increase in cash flow from operations in 2006 reflects an increase in medical claims liabilities primarily from the commencement of our operations in Georgia and an increase in accounts payable and accrued expenses. Those increases are partially offset by an increase in premium and related receivables in 2006 that reflect an increase in maternity delivery receivables, reimbursements due to us from providers including amounts due under capitated risk-sharing contracts and the inclusion of US Script receivables. Cash flow from operations in 2005 reflects an increase in premium and related receivables and a $4.5 million increase in medical claims liabilities. The increase in receivables resulted primarily from the timing of delivery receivable collections. The increase in medical claims liabilities, lower than in prior years, reflects the $9.5 million payment made to Aurora to settle a lawsuit, information systems improvements to reduce our claims processing cycle time and the effect of our behavioral health contract in Arizona.

Our investing activities used cash of $150.3 million in 2006, $56.4 million in 2005 and $122.5 million in 2004. During 2006, our investing activities primarily consisted of the acquisitions of US Script, Cardium, MediPlan, and OptiCare. Our investing activities in 2006 also included additions to the investment portfolios of our regulated subsidiaries. During 2005, our investing activities primarily consisted of the acquisitions of AirLogix and the operating assets of SummaCare, Inc. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2006, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.2 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $50.3 million, $26.9 million and $25.0 million in 2006, 2005 and 2004, respectively, on capital assets consisting primarily of software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. The expenditures in 2006 included $27.7 million for computer hardware and software. We anticipate spending $60 million on additional capital expenditures in 2007 primarily related to system upgrades and market expansions.

The expenditures in 2006 also included $9.5 million to purchase several properties contiguous to our corporate headquarters as part of our redevelopment agreement with the City of Clayton, Missouri.  We anticipate spending approximately $20 million for additional property in Clayton, Missouri related to this agreement.  In the second quarter of 2006, our subsidiary executed a three-year, $25 million non-recourse revolving credit facility to finance the property already acquired or expected to be acquired under the redevelopment agreement. As of December 31, 2006 we had $8.4 million in borrowings outstanding under this credit facility.

Our primary purpose for the redevelopment agreement is to accommodate office expansion needs for future company growth. The total scope of the project includes building two new office towers and street-level retail space. We plan to occupy a portion of those towers. The total expected cost of the project is approximately $190 million. It is not our intent to serve as developer of the project or finance the project construction costs.

Our financing activities provided cash of $78.9 million in 2006, $45.7 million in 2005 and $42.8 million in 2004. During 2006 and 2005, our financing activities primarily related to proceeds from borrowings under our credit facility. These borrowings were used primarily for our investing activities in conjunction with the acquisition of SummaCare, AirLogix, US Script, Cardium and MediPlan.

At December 31, 2006, we had working capital, defined as current assets less current liabilities, of $63.9 million as compared to $58.0 million at December 31, 2005. We manage our short-term and long-term investments to ensure that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $338.0 million at December 31, 2006 and $204.1 million at December 31, 2005. Long-term investments were $170.7 million at December 31, 2006 and $146.2 million at December 31, 2005, including restricted deposits of $25.3 million and $22.6 million, respectively. At December 31, 2006, cash and investments held by our unregulated entities totaled $28.9 million while cash and investments held by our regulated entities totaled $479.8 million.

In September 2006, we executed an amendment to our revolving credit agreement. The amendment increases the total amount available under the credit agreement to $300 million from $200 million, including a sub-facility for letters of credit in an aggregate amount up to $75 million. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2011. As of December 31, 2006, we had $149.0 million in borrowings outstanding under the agreement and $15.6 million in letters of credit outstanding, leaving availability of $135.4 million. As of December 31, 2006, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the year ended December 31, 2006, we repurchased 397,400 shares at an average price of $19.71. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing. Additionally, the cash and investments in our Kansas and Missouri health plans are sufficient to satisfy the remaining liabilities. We expect the excess funds will become available to us for general corporate purposes when our regulatory obligations have been satisfied.

Our principal contractual obligations at December 31, 2006 consisted of medical claims liabilities, debt, operating leases and purchase obligations. Our debt consists of borrowings from our credit facilities, mortgages and capital leases. The purchase obligations consist primarily of software purchase and maintenance contracts in addition to agreements pertaining to the expansion of our corporate headquarters. The contractual obligations over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liabilities	$280,441	$280,441	$—	$—	$—
Debt	175,617	971	9,923	160,372	4,351
Operating leases	55,676	12,232	19,610	14,522	9,312
Purchase obligations	17,589	5,819	10,021	1,749	—
Total	$529,323	$299,463	$39,554	$176,643	$13,663

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2006, our subsidiaries had aggregate statutory capital and surplus of $248.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $154.0 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2006, our Georgia, Indiana, New Jersey, Ohio, Texas and Wisconsin health plans were in compliance with the risk-based capital requirements enacted in those states. Had Kansas or Missouri adopted risk-based capital requirements, we believe we would be in compliance at December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by the taxing authority. The adoption of FIN 48 on January 1, 2007 is not expected to have a material effect on our financial condition or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”, or EITF 06-3.  The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision. Premium taxes and similar assessments are within the scope of EITF 06-3. We plan to adopt EITF 06-3 effective January 1, 2007 and will report premium revenues net of premium taxes and similar assessments. The adoption of EITF 06-3 is expected to result in lower revenue and general and administrative expenses with no effect on our net earnings, statement of financial position or stockholders’ equity. The amount of premium taxes and similar assessments reported in 2006 was $42.5 million.

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

Medical Claims Liabilities

Our medical claims liabilities include claims reported but not yet paid, or inventory, estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. These estimates are continually reviewed each period and adjustments based on actual claim submissions and additional facts and circumstances are reflected in the period known.

Our management uses its judgment to determine the assumptions to be used in the calculation of the required estimates. In developing our estimate for IBNR, we apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital claims are estimated based on authorized days and historical per diem claim experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liabilities. See “Risk Factors - Failure to accurately predict our medical expenses could negatively affect our reported results.” The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been adjudicated as of the reporting period to the estimate of the total ultimate incurred costs. These approaches are consistently applied to each period presented.

The completion factor, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2006 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(3)%	$38,100	(3)%	$(12,900)
(2)	25,100	(2)	(8,600)
(1)	12,100	(1)	(4,300)
1	(12,200)	1	4,300
2	(24,100)	2	8,700
3	(35,800)	3	13,200

(1)	Reflects estimated potential changes in medical claims liabilities caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liabilities caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liabilities would have affected net earnings by $1.8 million for the year ended December 31, 2006. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The change in medical claims liabilities is summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance, January 1	$170,514	$165,980	$106,569
Acquisitions	1,788	—	24,909
Incurred related to:
Current year	1,832,096	1,244,600	816,418
Prior years	(12,285)	(17,691)	(15,942)
Total incurred	1,819,811	1,226,909	800,476
Paid related to:
Current year	1,555,074	1,075,204	681,780
Prior years	156,598	147,171	84,194
Total paid	1,711,672	1,222,375	765,974
Balance, December 31	$280,441	$170,514	$165,980

Claims inventory, December 31	296,000	255,000	150,000

Days in claims payable (1)	46.4	45.4	66.5

(1)
Days in claims payable is a calculation of medical claims liabilities at the end of the period divided by average expense per calendar day for the fourth quarter of each year. Days in claims payable decreased in 2005 due to the settlement of a lawsuit with Aurora, information systems improvements to reduce our claims processing cycle time and the effect of our behavioral health contract in Arizona.

Acquisitions in 2006 and 2004 include reserves acquired in connection with our acquisition of OptiCare and FirstGuard, respectively.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, these liabilities generally are described as having a “short-tail,” which causes less than 5% of our medical claims liabilities as of the end of any given year to be outstanding the following year. Management expects that substantially all the development of the estimate of medical claims liabilities as of December 31, 2006 will be known by the end of 2007.

Actuarial Standards of Practice generally require that medical claims liabilities estimates be adequate to cover obligations under moderately adverse conditions. Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate. In many situations, the claims amounts ultimately settled will be different than the estimate that satisfies the Actuarial Standards of Practice.

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

Intangible Assets

We have made several acquisitions since 2004 that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. At December 31, 2006 we had $135.9 million of goodwill and $16.2 million of other intangible assets. Purchased contract rights are amortized using the straight-line method over periods ranging from five to ten years. Provider contracts are amortized using the straight-line method over periods ranging from five to ten years. Customer relationships are amortized using the straight-line method over periods ranging from five to seven years. Trade names are amortized using the straight-line method over 20 years.

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

Goodwill is reviewed every year during the fourth quarter for impairment. In addition, we will perform an impairment analysis of other intangible assets based on other factors. These factors would include significant changes in membership, state funding, medical contracts and provider networks and contracts. In August 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, our wholly owned subsidiary, received notification from the Kansas Health policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed. As a result of these events, we concluded it was necessary to conduct an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompasses both the Kansas and Missouri FirstGuard health plans.

The fair value of our FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value. The impairment analysis resulted in a total non-cash intangible asset impairment charge of $87.1 million, consisting of $81.1 million of goodwill and $6.0 million of other identifiable intangible assets, is recorded in the consolidated statement of operations for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance. In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, including those entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1A. “Risk Factors,” and Part I, Item 3 “Legal Proceedings.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Actual results may differ from projections or estimates due to a variety of important factors, including:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	competition;

•	changes in healthcare practices;

•	changes in federal or state laws or regulations;

•	inflation;

•	provider contract changes;

•	new technologies;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicaid managed care contracts by state governments;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

Item 1A “Risk Factors” of Part I of this filing contains a further discussion of these and other additional important factors that could cause actual results to differ from expectations. We disclaim any current intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Due to these important factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2006, we had short-term investments of $66.9 million and long-term investments of $170.7 million, including restricted deposits of $25.3 million. The short-term investments consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2006, the fair value of our fixed income investments would decrease by approximately $2.3 million. Declines in interest rates over time will reduce our investment income.

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

QUARTERLY SELECTED FINANCIAL INFORMATION

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2006 (1)	June 30, 2006 (2)	September 30, 2006 (3)	December 31, 2006 (4)
Total revenues	$455,078	$495,293	$631,249	$697,400
Earnings (loss) from operations	12,596	6,306	(66,556)	18,746
Earnings (loss) before income taxes	14,138	7,741	(65,013)	21,482
Net earnings (loss)	$8,766	$4,965	$(71,193)	$13,833
Per share data:
Basic earnings (loss) per common share	$0.20	$0.12	$(1.65)	$0.32
Diluted earnings (loss) per common share	$0.20	$0.11	$(1.65)	$0.31

Period end membership	874,800	1,101,500	1,169,700	1,262,200

(1)	Includes $4.7 million pre-tax implementation expenses related to Georgia
(2)	Includes $9.7 million pre-tax adverse medical cost development in estimated medical claims liabilities from the first quarter of 2006.
(3)	Includes $87.1 million pre-tax, non-cash impairment charge related to the FirstGuard reporting unit.
(4)	Includes $7.4 million pre-tax exit costs related to the FirstGuard reporting unit.

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005 (1)	December 31, 2005 (2)
Total revenues	$332,376	$349,628	$400,642	$423,218
Earnings from operations	21,318	22,320	15,140	20,413
Earnings before income taxes	22,876	24,209	16,768	22,003
Net earnings	$14,411	$15,249	$12,106	$13,866
Per share data:
Basic earnings per common share	$0.35	$0.36	$0.28	$0.32
Diluted earnings per common share	$0.32	$0.34	$0.27	$0.31

Period end membership	777,300	825,400	847,700	871,900

(1)	Includes $4.5 million pre-tax expense related to the settlement with Aurora Health Care, Inc. and $2.5 million pre-tax implementation expenses related to Georgia.
(2)	Includes $2.9 million pre-tax implementation expenses related to Georgia.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Centene Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Centene Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Centene Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated February 22, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 22, 2007

Item 9B. Other Information
    None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

 (c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Information About Corporate Governance -- Director Candidates”, “Information About Corporate Governance -- Board and Committee Meetings” and “Information About Corporate Governance -- Audit Committee.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Information About Executive Compensation.” This portion of the Proxy Statement is incorporated herein by reference. The sections entitled “Compensation Committee Report” in our 2007 Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2007 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:
Page
1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	42
Consolidated Balance Sheets as of December 31, 2006 and 2005	44
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	45
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	46
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	47
Notes to Consolidated Financial Statements	48

2. Financial Statement Schedules

Schedule I - Condensed Financial Information of Registrant	62

3. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

Report of Independent Registered Public Accounting Firms
The Board of Directors and Stockholders
Centene Corporation:

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the years ended December 31, 2006 and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the years ended December 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Centene Corporation as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 22, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centene Corporation:

In our opinion, the accompanying consolidated statements of earnings, stockholders' equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Centene Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 24, 2005

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$271,047	$147,358
Premium and related receivables, net of allowances of $155 and $343, respectively	91,664	44,108
Short-term investments, at fair value (amortized cost $67,199 and $56,863, respectively)	66,921	56,700
Other current assets	22,189	24,439
Total current assets	451,821	272,605
Long-term investments, at fair value (amortized cost $146,980 and $126,039, respectively)	145,417	123,661
Restricted deposits, at fair value (amortized cost $25,422 and $22,821, respectively)	25,265	22,555
Property, software and equipment, net	110,688	67,199
Goodwill	135,877	157,278
Other intangible assets, net	16,202	17,368
Other assets	9,710	7,364
Total assets	$894,980	$668,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$280,441	$170,514
Accounts payable and accrued expenses	72,723	29,790
Unearned revenue	33,816	13,648
Current portion of long-term debt	971	699
Total current liabilities	387,951	214,651
Long-term debt	174,646	92,448
Other liabilities	5,960	8,883
Total liabilities	568,557	315,982
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,369,918 and 42,988,230 shares, respectively	44	43
Additional paid-in capital	209,340	191,840
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(1,251)	(1,754)
Retained earnings	118,290	161,919
Total stockholders’ equity	326,423	352,048
Total liabilities and stockholders’ equity	$894,980	$668,030

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Premium	$2,199,439	$1,491,899	$991,673
Service	79,581	13,965	9,267
Total revenues	2,279,020	1,505,864	1,000,940
Expenses:
Medical costs	1,819,811	1,226,909	800,476
Cost of services	60,735	5,851	8,065
General and administrative expenses	346,284	193,913	127,863
Impairment loss	81,098	—	—
Total operating expenses	2,307,928	1,426,673	936,404
Earnings (loss) from operations	(28,908)	79,191	64,536
Other income (expense):
Investment and other income	17,892	10,655	6,431
Interest expense	(10,636)	(3,990)	(680)
Earnings (loss) before income taxes	(21,652)	85,856	70,287
Income tax expense	21,977	30,224	25,975
Net earnings (loss)	$(43,629)	$55,632	$44,312

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(1.01)	$1.31	$1.09
Diluted earnings (loss) per common share	$(1.01)	$1.24	$1.02
Weighted average number of shares outstanding:
Basic	43,160,860	42,312,522	40,820,909
Diluted	43,160,860	45,027,633	43,616,445

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Unrealized Gain (Loss) on Investments	Retained Earnings	Total
Balance, December 31, 2003	40,263,848	$40	$157,360	$740	$61,975	$220,115
Net earnings	—	—	—	—	44,312	44,312
Change in unrealized investment gains, net of $(703) tax	—	—	—	(1,147)	—	(1,147)
Comprehensive earnings						43,165
Common stock issued for stock options and employee stock purchase plan	1,052,274	1	4,065	—	—	4,066
Stock compensation expense	—	—	650	—	—	650
Tax benefits from stock options	—	—	3,316	—	—	3,316
Balance, December 31, 2004	41,316,122	$41	$165,391	$(407)	$106,287	$271,312
Net earnings	—	—	—	—	55,632	55,632
Change in unrealized investment losses, net of $(801) tax	—	—	—	(1,347)	—	(1,347)
Comprehensive earnings						54,285
Common stock issued for acquisitions	318,735	1	8,990	—	—	8,991
Common stock issued for stock options and employee stock purchase plan	1,353,373	1	6,016	—	—	6,017
Stock compensation expense	—	—	4,974	—	—	4,974
Tax benefits from stock options	—	—	6,469	—	—	6,469
Balance, December 31, 2005	42,988,230	$43	$191,840	$(1,754)	$161,919	$352,048
Net loss	—	—	—	—	(43,629)	(43,629)
Change in unrealized investment losses, net of $306 tax	—	—	—	503	—	503
Comprehensive loss						(43,126)
Common stock issued for stock options and employee stock purchase plan	779,088	1	7,497	—	—	7,498
Common stock repurchases	(397,400)	—	(7,944)	—	—	(7,944)
Stock compensation expense	—	—	14,904	—	—	14,904
Tax benefits from stock options	—	—	3,043	—	—	3,043
Balance, December 31, 2006	43,369,918	$44	$209,340	$(1,251)	$118,290	$326,423

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(43,629)	$55,632	$44,312
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities—
Depreciation and amortization	20,600	13,069	10,014
Excess tax benefits from stock compensation	—	6,469	3,316
Stock compensation expense	14,904	4,974	650
Impairment loss	88,268	—	—
Deferred income taxes	(6,692)	1,786	(1,638)
Changes in assets and liabilities—
Premium and related receivables	(39,765)	(10,305)	(425)
Other current assets	5,352	(6,177)	(786)
Other assets	91	(525)	(728)
Medical claims liabilities	108,003	4,534	34,501
Unearned revenue	20,035	8,182	283
Accounts payable and accrued expenses	28,136	(4,215)	9,951
Other operating activities	(271)	624	(45)
Net cash provided by operating activities	195,032	74,048	99,405
Cash flows from investing activities:
Purchase of property, software and equipment	(50,318)	(26,909)	(25,009)
Purchase of investments	(319,322)	(150,444)	(254,358)
Sales and maturities of investments	286,155	176,387	243,623
Acquisitions, net of cash acquired	(66,772)	(55,485)	(86,739)
Net cash used in investing activities	(150,257)	(56,451)	(122,483)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,953	5,621	4,066
Proceeds from borrowings	94,359	45,000	45,860
Payment of long-term debt and notes payable	(17,355)	(4,552)	(6,596)
Excess tax benefits from stock compensation	3,043	—	—
Common stock repurchases	(7,833)	—	—
Other financing activities	(253)	(413)	(493)
Net cash provided by financing activities	78,914	45,656	42,837
Net increase in cash and cash equivalents	123,689	63,253	19,759
Cash and cash equivalents, beginning of period	147,358	84,105	64,346
Cash and cash equivalents, end of period	$271,047	$147,358	$84,105

Interest paid	$10,680	$3,291	$494
Income taxes paid	$16,418	$31,287	$20,518

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$8,991	$—
Property acquired under capital leases	$366	$5,026	$—

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services. Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income, or SSI. The Company’s Specialty Services segment provides specialty services, including behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, and other commercial organizations, as well as to our own subsidiaries on market-based terms.

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

Property, Software and Equipment

Property, software and equipment is stated at cost less accumulated depreciation. Capitalized software includes certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation is calculated principally by the straight-line method over estimated useful lives ranging from 40 years for buildings, two to seven years for software and computer equipment and five to seven years for furniture and equipment. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease ranging between one and ten years.

Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Purchased contract rights are amortized using the straight-line method over periods ranging from five to ten years. Provider contracts are amortized using the straight-line method over periods ranging from five to ten years. Customer relationships are amortized using the straight-line method over periods ranging from five to seven years. Trade names are amortized using the straight line method over 20 years.

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

Medical Claims Liabilities

Medical services costs include claims paid, claims reported but not yet paid, or inventory, estimates for claims incurred but not yet received, or IBNR, and estimates for the costs necessary to process unpaid claims.

The estimates of medical claims liabilities are developed using standard actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known. Management did not change actuarial methods during the years presented. Management believes the amount of medical claims payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of December 31, 2006; however, actual claim payments may differ from established estimates.

Revenue Recognition

The Company’s Medicaid Managed Care segment generates revenues primarily from premiums received from the states in which it operates health plans. The company receives a fixed premium per member per month pursuant to our state contracts. The company generally receives premium payments during the month it provides services and recognizes premium revenue during the period in which it is obligated to provide services to its members. Some states enact premium taxes or similar assessments, collectively premium taxes, and these taxes are recorded as General and Administrative expenses. Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

The Company’s Specialty Services segment generates revenues under contracts with state programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries on market-based terms.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of service.

Premium and services revenues collected in advance are recorded as unearned revenue. For performance-based contracts the company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management’s judgment on the collectibility of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Activity in the allowance for uncollectible accounts for the years ended December 31 is summarized below:

	2006	2005	2004
Allowances, beginning of year	$343	$462	$607
Amounts charged to expense	512	80	407
Write-offs of uncollectible receivables	(700)	(199)	(552)
Allowances, end of year	$155	$343	$462

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The contracts, which expire on various dates between June 30, 2007 and December 31, 2011 are expected to be renewed. Contracts with the states of Georgia, Indiana, Kansas, Texas and Wisconsin each accounted for 15%, 15%, 10%, 17% and 16%, respectively, of the Company’s revenues for the year ended December 31, 2006.

Reinsurance

Centene has purchased reinsurance from third parties to cover eligible healthcare services. The current reinsurance program covers 90% of inpatient healthcare expenses in excess of annual deductibles of $300 to $500 per member, up to an annual maximum of $2,000. Centene’s Medicaid Managed Care subsidiaries are responsible for inpatient charges in excess of an average daily per diem. In addition, Bridgeway participates in a risk- sharing program as part of its contract with the State of Arizona for the reimbursement of certain contract service costs beyond a monetary threshold.

Reinsurance recoveries were $3,674, $4,014, and $3,730, in 2006, 2005, and 2004, respectively. Reinsurance expenses were approximately $4,842, $4,105, and $6,724 in 2006, 2005, and 2004, respectively. Reinsurance recoveries, net of expenses, are included in medical costs.

Other Income (Expense)

Other income (expense) consists principally of investment income and interest expense. Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments.

Interest expense relates to borrowings under our credit facilities, mortgage interest, interest on capital leases and credit facility fees.

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

Stock Based Compensation

The Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” or SFAS 123R, effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated  The fair value of the Company’s employee share options and similar instruments are estimated using the Black-Scholes option-pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  The Company’s results for the year ended December 31, 2006 reflected the following changes as a result of adopting SFAS 123R:

Year Ended December 31, 2006
Earnings before income taxes	$(9,926)
Net earnings	$(7,628)
Basic earnings per common share	$(0.18)
Diluted earnings per common share	$(0.18)

Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. This change had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $3,043 for the year ended December 31, 2006.

For the years ended December 31, 2005 and 2004, the Company accounted for stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value-based method had been applied to all awards.

	2005	2004
Net earnings	$55,632	$44,312
Stock-based employee compensation expense included in net earnings, net of related tax effects	3,084	403
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(11,988)	(3,893)
Pro forma net earnings	$46,728	$40,822

Basic earnings per common share:
As reported	$1.31	$1.09
Pro forma	1.10	1.00
Diluted earnings per common share:
As reported	$1.24	$1.02
Pro forma	1.05	0.94

In October 2005, the Compensation Committee approved the immediate and full acceleration of vesting of 260,000 "out-of-the-money" stock options to certain employees. These employees did not include any of the Company’s executive officers or other employees at the Vice President level or above. Each stock option issued as a part of these grants has an exercise price greater than the closing price per share on the date of the Compensation Committee’s action. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of operations, in contemplation of the implementation of SFAS 123R. The pre-tax charge avoided totals approximately $3.0 million which would have been recognized over the years 2006, 2007, 2008 and 2009. This amount is reflected in the pro forma disclosures included above. The options that have been accelerated had an exercise price in excess of the market value of our common stock at the time of acceleration. Accordingly, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

Additional information regarding the stock option plans is included in Note 13.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by the taxing authority. The adoption of FIN 48 on January 1, 2007 is not expected to have a material effect on the Company’s financial condition or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”, or EITF 06-3.  The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision. Premium taxes and similar assessments are within the scope of EITF 06-3. The Company plans to adopt EITF 06-3 effective January 1, 2007 and will report premium revenues net of premium taxes and similar assessments. The adoption of EITF 06-3 is expected to result in lower revenue and general and administrative expenses with no effect on the Company’s net earnings, statement of financial position or stockholders’ equity. The amount of premium taxes and similar assessments reported in 2006 was $42,453.

3. FirstGuard Health Plans

In August 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification from the Kansas Health Policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed. The Company appealed this decision and initiated litigation in an attempt to renew this Medicaid contract. These actions were unsuccessful and the contract terminated effective December 31, 2006. In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business. The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007.

As a result of the notification from the Kansas Health Policy Authority, the Company conducted an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompasses both the FirstGuard Kansas and FirstGuard Missouri health plans. The fair value of the FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value. The impairment analysis resulted in a goodwill impairment of $81,098 recorded as impairment loss in the consolidated statement of operations. The Company also recorded impairment charges for identifiable intangible assets of $5,993, and fixed assets of $1,177 recorded as general and administrative expenses in the consolidated statement of operations. The goodwill portion of the impairment is not deductible for tax purposes.

The Company incurred $6,202 of other FirstGuard exit costs in 2006 consisting primarily of lease termination fees and employee severance costs. At December 31, 2006 the remaining accrual for these costs was $3,027. Our FirstGuard reporting unit had total revenues of $317,027, $273,662 and $20,247 for the years ended December 31, 2006, 2005 and 2004, respectively. FirstGuard had 138,900 members (unaudited) at December 31, 2006.

4. Acquisitions

US Script

Effective January 1, 2006, the Company acquired 100% of US Script, Inc., a pharmacy benefits manager. The Company paid $40,573 in cash and related transaction costs. In accordance with the terms of the agreement, the Company may pay up to an additional $10,000 if US Script, Inc. achieves certain earnings targets over a five-year period. US Script met its earnings target for the first year of the five year period and the company accrued $2,000 of additional purchase price, which will be paid in 2007. The results of operations for US Script, Inc. are included in the Specialty Services segment and the consolidated financial statements since January 1, 2006.

The purchase price allocation resulted in estimated identifiable intangible assets of $7,100 and associated deferred tax liabilities of $3,321 and goodwill of $36,200. The identifiable intangible assets have an estimated useful life of seven to 20 years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

Other 2006 Acquisitions

The Company acquired Health Dimensions of Florida, Inc., effective April 1, 2006, Cardium Health Services Corporation, effective May 9, 2006, MediPlan Corporation, effective June 1, 2006, and OptiCare Managed Vision, Inc., effective July 1, 2006. The Company paid a total of $30,800 in cash and related transaction costs for these acquisitions. The results of operations for these acquisitions are included in the consolidated financial statements since the respective effective dates. Health Dimensions of Florida, Inc., a provider of after hours nurse triage services, Cardium Health Services Corporation, a chronic disease management provider, and OptiCare Managed Vision, Inc., a managed vision provider, are included in the Specialty Services segment. MediPlan Corporation, with Medicaid membership in Ohio, is included in the Medicaid Managed Care segment. For these acquisitions, goodwill of $18,094 and $7,150 was allocated to the Specialty Services segment and Medicaid Managed Care segment, respectively, of which $6,944 is deductible for income tax purposes. Pro forma disclosures related to these acquisitions have been excluded as immaterial.

AirLogix

Effective July 22, 2005, the Company acquired 100% of AirLogix, Inc., a disease management provider. The Company paid approximately $36,310 in cash and related transaction costs. The results of operations for AirLogix, Inc. are included in the Specialty Services segment and the consolidated financial statements since July 22, 2005.

The purchase price allocation resulted in estimated identified intangible assets of $1,900 and associated deferred tax liabilities of $997 and goodwill of $28,767. The identifiable intangible assets have an estimated useful life of one to five years. The acquired goodwill is not deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

SummaCare

Effective May 1, 2005, the Company acquired certain Medicaid-related assets from SummaCare, Inc. for a purchase price of approximately $30,407. The cost to acquire the Medicaid-related assets has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The results of operations for SummaCare are included in the consolidated financial statements since May 1, 2005.

The purchase price allocation resulted in identified intangible assets of $520, representing purchased contract rights and provider contracts and goodwill of $29,887.  The identified intangible assets are being amortized over periods ranging from five to ten years.  The acquired goodwill is deductible for income tax purposes. Pro forma disclosures related to the acquisition have been excluded as immaterial.

 5. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2006 consist of the following:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,441	$14	$(374)	$37,081
Corporate securities	79,665	1	(940)	78,726
State and municipal securities	107,711	6	(706)	107,011
Asset backed securities	2,720	3	(2)	2,721
Life insurance contracts	12,064	—	—	12,064
Total	$239,601	$24	$(2,022)	$237,603

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2005 consist of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,648	$32	$(660)	$38,020
Corporate securities	98,508	20	(1,368)	97,160
State and municipal securities	58,446	18	(849)	57,615
Life insurance contracts	10,121	—	—	10,121
Total	$205,723	$70	$(2,877)	$202,916

The Company monitors investments for other than temporary impairment. Certain investments have experienced a decline in market value due to changes in market interest rates. The Company recognized an other than temporary impairment loss of $31 in 2006 for investments in the FirstGuard Kansas portfolio which the Company expects to sell prior to recovery. Based on the credit quality of the Company’s other investments and ability to hold these investments to recovery (which may be maturity), no other impairment has been recorded for investments. Investments in a gross unrealized loss position at December 31, 2006 are as follows:

		Less Than 12 Months		12 Months or More		Total
	Amortized Cost	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value
Corporate	$70,379	$(11)	$17,594	$(932)	$51,842	$(943)	$69,436
Government	34,439	(65)	16,326	(309)	17,739	(374)	34,065
Municipal	63,281	(46)	25,621	(659)	36,955	(705)	62,576
Total	$168,099	$(122)	$59,541	$(1,900)	$106,536	$(2,022)	$166,077

Investments in a gross unrealized loss position at December 31, 2005 are as follows:
.
		Less Than 12 Months		12 Months or More		Total
	Amortized Cost	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value
Corporate	$67,549	$(313)	$26,151	$(1,055)	$40,030	$(1,368)	$66,181
Government	36,472	(110)	13,309	(549)	22,504	(659)	35,813
Municipal	53,343	(196)	27,646	(654)	24,8477	(850)	52,493
Total	$157,364	$(619)	$67,106	$(2,258)	$87,381	$(2,877)	$154,487

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2006, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$67,199	$66,921	$13,541	$13,454
One year through five years	98,326	96,786	11,374	11,314
Five years through ten years	14,579	14,556	507	497
Greater than ten years	34,075	34,075	-	-
Total	$214,179	$212,338	$25,422	$25,265

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2005, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$56,863	$56,700	$16,681	$16,532
One year through five years	112,623	110,311	5,310	5,177
Five years through ten years	13,416	13,350	830	846
Total	$182,902	$180,361	$22,821	$22,555

Actual maturities may differ from contractual maturities due to call or prepayment options. Asset backed securities are included in the one year through five years category, and life insurance contracts are included in the five years through ten years category. The Company has the option to redeem at Amortized Cost all of the securities included in the Greater than ten years category listed above.

The Company recorded realized gains and losses on investments for the years ended December 31 as follows:

	2006	2005	2004
Gross realized gains	$9	$—	$861
Gross realized losses	(68)	(70)	(723)
Net realized (losses) gains	$(59)	$(70)	$138

6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2006	2005
Computer software	$44,292	$21,510
Building	34,671	25,376
Land	20,216	11,815
Computer hardware	19,580	11,717
Furniture and office equipment	16,114	10,163
Leasehold improvements	9,226	6,125
	144,099	86,706
Less accumulated depreciation	(33,411)	(19,507)
Property, software and equipment, net	$110,688	$67,199

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $16,019, $8,134 and $5,149, respectively.

7. Intangible Assets

Goodwill balances and the changes therein are as follows:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2004	$97,891	$3,740	$101,631
Acquisitions	30,158	30,033	60,191
Other adjustments	(4,159)	(385)	(4,544)
Balance as of December 31, 2005	123,890	33,388	157,278
Acquisitions	7,176	52,948	60,124
Other adjustments	(237)	(190)	(427)
Impairment loss	(81,098)	—	(81,098)
Balance as of December 31, 2006	$49,731	$86,146	$135,877

Goodwill additions in 2006 and 2005 were related to the acquisitions discussed in Note 4. Goodwill reductions in 2005 were related to the recognition of acquired net operating loss carry forward benefits.

Other intangible assets at December 31 consist of the following:

			Weighted Average Life in Years
	2006	2005	2006	2005
Purchased contract rights	$10,072	$14,543	6.6	11.1
Provider contracts	2,247	3,021	8.8	10.0
Customer relationships	5,400	—	6.3	—
Trade names	3,750	—	19.7	—
Other intangibles	3,270	5,300	5.0	5.0
Other intangible assets	24,739	22,864	8.6	10.0
Less accumulated amortization:
Purchased contract rights	(5,799)	(4,305)
Provider contracts	(920)	(654)
Customer relationships	(1,025)	—
Trade names	(280)	—
Other identifiable intangibles	(513)	(537)
Total accumulated amortization	(8,537)	(5,496)
Other intangible assets, net	$16,202	$17,368

Amortization expense was $3,041, $2,416 and $1,481 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization expense for 2007, 2008, 2009, 2010 and 2011, assuming no further acquisitions, is approximately $3,600, $2,700, $2,400, $2,100 and $1,600, respectively.

8. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2006	2005	2004
Current provision:
Federal	$26,703	$26,884	$23,652
State and local	2,552	1,661	3,038
Total current provision	29,255	28,545	26,690
Deferred provision	(7,278)	1,679	(715)
Total provision for income taxes	$21,977	$30,224	$25,975

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2006	2005	2004
Tax provision at the U.S. federal statutory rate	$(7,578)	$30,050	$24,600
Non-deductible goodwill impairment charge	28,384	—	—
Non-deductible incentive stock option compensation	1,407	—	—
State income taxes, net of federal income tax benefit	376	1,230	1,975
Other, net	(612)	(1,056)	(600)
Income tax expense	$21,977	$30,224	$25,975

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2006	2005
Deferred tax assets:
Medical claims liability and other accruals	$3,286	$1,383
Unearned premium and other deferred revenue	3,238	4,890
Unrealized loss on investments	746	1,053
Federal net operating loss carry forward	6,289	5,452
State net operating loss carry forward	3,157	3,205
State tax credits	1,290	925
Stock compensation	5,621	2,126
Other	5,502	2,675
Total gross deferred tax assets	29,129	21,709
Deferred tax liabilities:
Intangible assets	5,789	6,202
Prepaid assets	1,923	1,621
Depreciation and amortization	6,962	4,864
Total gross deferred tax liabilities	14,674	12,687
Valuation allowance	(2,792)	(3,697)
Net deferred tax assets	$11,663	$5,325

The Company’s deferred tax assets include federal and state net operating losses, or NOLs, the majority of which were acquired in business combinations. Accordingly, the total and annual deduction for those NOLs is limited by tax law. The federal NOLs expire between the years 2011 and 2025 and the state NOLs expire between the years 2007 and 2027. Valuation allowances are recorded for those NOLs the Company believes are more-likely-than-not to expire unused. During 2006 and 2005, the Company recorded valuation allowance reductions of $2,910 and $5,340, respectively and recorded additional valuation allowances of $2,005 and $2,048, respectively. The 2006 and 2005 tax provision included $422 and $790 of the valuation allowance reductions. The remainder was recorded as a reduction of goodwill and other intangible assets or was due to a change in state filing positions.

9. Medical Claims Liabilities

The change in medical claims liabilities is summarized as follows:

	2006	2005	2004
Balance, January 1	$170,514	$165,980	$106,569
Acquisitions	1,788	—	24,909
Incurred related to:
Current year	1,832,096	1,244,600	816,418
Prior years	(12,285)	(17,691)	(15,942)
Total incurred	1,819,811	1,226,909	800,476
Paid related to:
Current year	1,555,074	1,075,204	681,780
Prior years	156,598	147,171	84,194
Total paid	1,711,672	1,222,375	765,974
Balance, December 31	$280,441	$170,514	$165,980

Changes in estimates of incurred claims for prior years were attributable to favorable development, including changes in medical utilization and cost trends.

The Company had reinsurance recoverables related to medical claims liabilities of $1,269 and $261 at December 31, 2006 and 2005, respectively, included in premium and related receivables.

10. Debt

Debt consists of the following at December 31:

	2006	2005
$300,000 revolving credit agreement	$149,000	$75,000
$25,000 revolving loan agreement	8,359	—
Mortgage notes payable	12,487	12,974
Capital leases	5,771	5,173
Total debt	175,617	93,147
Less current maturities	(971)	(699)
Long-term debt	$174,646	$92,448

In September 2006, the Company executed an amendment to the five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions. The amendment increases the total amount available under the credit agreement to $300,000 from $200,000, including a sub-facility for letters of credit in an aggregate amount up to $75,000. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt-to-EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2011. The outstanding borrowings at December 31, 2006 bore interest at LIBOR plus 1.25%, or 6.7%.

In May 2006, the Company executed a three-year $25,000 Revolving Loan Agreement. Borrowings under the agreement bear interest based upon LIBOR rates plus 1.5%. Subject to the terms and conditions of the agreement, the proceeds of the Revolving Loan may only be used for the acquisition of certain properties contiguous to the Company’s corporate headquarters. The collateralized properties had a net book value of $9,435 at December 31, 2006. The outstanding borrowings at December 31, 2006 bore interest at 6.8%.

Mortgage notes payable consists of two mortgages collateralized by the Company’s headquarters property. The mortgages bear interest at the prevailing prime rate less .75% (7.5% at December 31, 2006). The respective properties had a net book value of $21,180 at December 31, 2006. The mortgages include a financial covenant requiring a minimum rolling twelve-month debt service coverage ratio.

Aggregate maturities for the Company’s debt are as follows:

2007	$971
2008	917
2009	9,006
2010	11,197
2011	149,175
Thereafter	4,351
Total	$175,617

11. Stockholders’ Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2006, there were no preferred shares outstanding.

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007 but the Company reserves the right to suspend or discontinue the program at anytime. During the year ended December 31, 2006, the Company repurchased 397,400 shares at an average price of $19.71 and an aggregate cost of $7,833.

12. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2006 and 2005, Centene’s subsidiaries had aggregate statutory capital and surplus of $248,900 and $183,500, respectively, compared with the required minimum aggregate statutory capital and surplus of $154,000 and $87,700, respectively.

13. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 319,044 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.

Option activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2005	5,273,571	$15.79
Granted	655,000	24.99
Exercised	(702,468)	8.74
Expired	(44,200)	23.38
Forfeited	(345,940)	18.87
Outstanding as of December 31, 2006	4,835,963	$17.77	$35,631	7.2
Exercisable as of December 31, 2006	2,323,579	$14.59	$24,176	6.2

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected life (in years)	6.5	6.4	6.0
Risk-free interest rate	4.6%	4.3%	3.7%
Expected volatility	47.8%	46.6%	57.5%
Expected dividend yield	0%	0%	0%

For the years ended December 31, 2006 and 2005, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the year ended December 31, 2004, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. For the years ended December 31, 2006 and 2005, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock. For the year ended December 31, 2004, expected volatility is based on historical volatility levels. The risk-free interest rates are based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the year ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted-average fair value of options granted	$13.42	$13.77	$12.25
Total intrinsic value of stock options exercised	$10,495	$32,425	$15,249

A summary of the status of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	1,153,655	$25.20
Granted	192,465	25.50
Vested	(42,389)	29.19
Forfeited	(7,600)	25.55
Non-vested balance as of December 31, 2006	1,296,131	$25.12

 The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2006, 2005 and 2004, was $1,051, $0 and $0, respectively.

As of December 31, 2006, there was $45,263 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.5 years.

During 2002, Centene implemented an employee stock purchase plan. The Company has reserved 900,000 shares of common stock and issued 34,357 shares, 45,497 shares, and 20,676 shares in 2006, 2005 and 2004, respectively, related to the employee stock purchase plan.

14. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who work at least 1,000 hours in a twelve consecutive month period and are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee’s contribution. Company expense related to matching contributions to the plan were $1,847, $1,124 and $822 during the years ended December 31, 2006, 2005 and 2004, respectively.

15. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Rent expense was $14,960, $7,623 and $5,482 for the years ended December 31, 2006, 2005 and 2004, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2007	$12,232
2008	10,624
2009	8,986
2010	7,755
2011	6,767
Thereafter	9,312
$55,676

16. Contingencies

As previously disclosed, two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, one in July 2006, or the July Class Action Lawsuit, and one in August 2006, or the August Class Action Lawsuit. The July Class Action Lawsuit and the August Class Action Lawsuit were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the United States District Court for the Eastern District of Missouri on January 17, 2007, which we refer to as the Consolidated Class Action Lawsuit. The Consolidated Class Action Lawsuit alleges, on behalf of purchasers of our common stock from April 25, 2006 through July 17, 2006, that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Consolidated Class Action Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company's common stock, which subsequently dropped after the issuance of a press release announcing the Company's preliminary fiscal 2006 second quarter earnings and revised guidance. The Company believes the case is without merit and has filed a motion to dismiss the Consolidated Class Action Lawsuit.

Additionally, in August 2006, a separate derivative action was filed on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. Plaintiff purports to bring suit derivatively on behalf of the Company against the Company’s directors for breach of fiduciary duties, gross mismanagement and waste of corporate assets by reason of the directors’ alleged failure to correct the misstatements alleged in the Consolidated Class Action Lawsuits discussed above. The derivative complaint largely repeats the allegations in the Consolidated Class Action Lawsuits. Based on discussions that have been held with plaintiff’s counsel, it is the Company's understanding that plaintiff does not intend to pursue this action until the Consolidated Class Action Lawsuits proceed past the dismissal stage. Although this matter is in its early stages and no precise prediction of its outcome can be made, the Company believes the case is without merit and plans to vigorously defend against this lawsuit.

In addition, the Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

17. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2006	2005	2004
Net earnings (loss)	$(43,629)	$55,632	$44,312
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,160,860	42,312,522	40,820,909
Common stock equivalents (as determined by applying the treasury stock method)	—	2,715,111	2,795,536
Weighted average number of common shares and potential dilutive common shares outstanding	43,160,860	45,027,633	43,616,445
Basic earnings (loss) per common share	$(1.01)	$1.31	$1.09
Diluted earnings (loss) per common share:	$(1.01)	$1.24	$1.02

The calculation of diluted earnings per common share for 2006 excludes the effect of any outstanding stock awards which would be anti-dilutive to net earnings.  The calculation of diluted earnings per common share for 2005 and 2004 excludes the impact of 328,250 and 0 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

18. Segment Information

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

Segment information as of and for the year ended December 31, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,087,045	$191,975	$—	$2,279,020
Revenue from internal customers	94,984	233,263	(328,247)	—
Total revenue	$2,182,029	$425,238	$(328,247)	$2,279,020
Earnings from operations	$(39,951)	$11,043	$—	$(28,908)
Total assets	$723,698	$171,282	$—	$894,980
Stock compensation expense	$13,984	$920	$—	$14,904
Depreciation expense	$13,642	$2,377	$—	$16,019
Capital expenditures	$46,446	$3,872	$—	$50,318

Segment information as of and for the year ended December 31, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,445,533	$60,331	$—	$1,505,864
Revenue from internal customers	71,967	37,374	(109,341)	—
Total revenue	$1,517,500	$97,705	$(109,341)	$1,505,864
Earnings from operations	$79,189	$2	$—	$79,191
Total assets	$601,740	$66,290	$—	$668,030
Stock compensation expense	$4,877	$97	$—	$4,974
Depreciation expense	$7,723	$411	$—	$8,134
Capital expenditures	$25,146	$1,763	$—	$26,909

Segment information as of and for the year ended December 31, 2004, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$993,304	$7,636	$—	$1,000,940
Revenue from internal customers	60,329	21,923	(82,252)	—
Total revenue	$1,053,633	$29,559	$(82,252)	$1,000,940
Earnings from operations	$66,084	$(1,548)	$—	$64,536
Total assets	$519,823	$8,111	$—	$527,934
Stock compensation expense	$640	$10	$—	$650
Depreciation expense	$4,682	$467	$—	$5,149
Capital expenditures	$24,726	$283	$—	$25,009

In 2006, the Company reassessed the calculations used to determine the appropriate proportion of certain costs allocated to each of our two segments.  This assessment included an evaluation of whether the costs should be allocated based on revenue, number of claims, or headcount measures and altered the proportion of certain general and administrative expenses.  For the year ended December 31, 2006, the altered percentages resulted in the allocation of an additional $13,551, to the Medicaid Managed Care segment than would have been allocated under the previous formulas.

The Company evaluates performance and allocates resources based on earnings from operations. The accounting policies are the same as those described in the “Summary of Significant Accounting Policies” included in Note 2.

19. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2006	2005
Net earnings (loss)	$(43,629)	$55,632
Reclassification adjustment, net of tax	218	138
Change in unrealized losses on investments available for sale, net of tax	285	(1,485)
Total comprehensive earnings (loss)	$(43,126)	$54,285

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,649	$2,446
Short-term investments, at fair value (amortized cost $1,749 and $3,957, respectively)	1,747	3,904
Other current assets	22,950	18,970
Total current assets	26,346	25,320
Long-term investments, at fair value (amortized cost $8,349 and $7,681, respectively)	8,194	7,486
Investment in subsidiaries	444,848	397,208
Other assets	1,244	1,671
Total assets	$480,632	$431,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$3,923	$3,007
Long-term debt	149,000	75,000
Other liabilities	127	—
Total liabilities	153,050	78,007
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,369,918 and 42,988,230 shares, respectively	44	43
Additional paid-in capital	209,340	191,840
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(92)	(124)
Retained earnings	118,290	161,919
Total stockholders’ equity	327,582	353,678
Total liabilities and stockholders’ equity	$480,632	$431,685

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
Expenses:
General and administrative expenses	$(3,709)	$(3,801)	$(2,902)
Other income (expense):
Investment and other income	755	743	3,450
Interest expense	(8,993)	(3,117)	(307)
Earnings (loss) before income taxes	(11,947)	(6,175)	241
Income tax expense	(4,504)	(2,551)	(224)
Net income (loss) before equity in subsidiaries	(7,443)	(3,624)	465
Equity in earnings (loss) from subsidiaries	(36,186)	59,256	43,847
Net earnings (loss)	$(43,629)	$55,632	$44,312

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(1.01)	$1.31	$1.09
Diluted earnings (loss) per common share	$(1.01)	$1.24	$1.02
Weighted average number of shares outstanding:
Basic	43,160,860	42,312,522	40,820,909
Diluted	43,160,860	45,027,633	43,616,445

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Cash provided by (used in) operating activities	$31,895	$11,622	$(7,831)
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(43,100)	(22,300)	(20,800)
Purchase of investments	(4,521)	(4,438)	(32,207)
Sales and maturities of investments	5,841	26,697	110,024
Acquisitions, net of cash acquired	(66,772)	(55,485)	(86,739)
Net cash used in investing activities	(108,552)	(55,526)	(29,722)
Cash flows from financing activities:
Proceeds from borrowings	86,000	45,000	40,000
Payment of long-term debt and notes payable	(12,000)	(4,000)	(6,000)
Other financing activities	1,860	5,208	3,573
Net cash provided by financing activities	75,860	46,208	37,573
Net increase in cash and cash equivalents	(797)	2,304	20
Cash and cash equivalents, beginning of period	2,446	142	122
Cash and cash equivalents, end of period	$1,649	$2,446	$142

See notes to condensed financial information of registrant.

Notes to Condensed Financial Information of Registrant

Note A - Basis of Presentation and Significant Accounting Policies

In Centene Corporation’s parent company only financial statements, Centene Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. Centene Corporation’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Centene Corporation’s parent company only financial statements should be read in conjunction with Centene Corporation’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

Note B - Dividends

During 2006, 2005 and 2004, the Registrant received dividends from its subsidiaries totaling $8,600, $7,000 and $0, respectively.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER

3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1	Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2

4.2	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

10.1	Contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services.		10-K	February 24, 2006	10.1

10.1a	First Amendment to the contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services.		10-Q	October 24, 2006	10.2

10.1b	Second Amendment to the contract for Medicaid/ Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Health and Family Services.	X

10.2	Contract between the Office of the Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc.	X

10.3	Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Health Families		8-K	July 22, 2005	10.1

10.3a	Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q	October 25, 2005	10.9

10.3b	Notice of Renewal for fiscal year 2007 between Peach State Health Plan, Inc. and Georgia Department of Community Health.		10-Q	October 24, 2006	10.3

10.4	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 24, 2006	10.5

10.4a	Amendment to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	X

10.5	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.9

10.6	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File number 333-83190		S-1	October 9, 2001	10.10

10.7	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190	S-1	October 9, 2001	10.11

10.8	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190	S-1	October 9, 2001	10.12

10.9	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-90976	10-Q	April 29, 2002	10.5

10.9a	First Amendment to the 2002 Employee Stock Purchase Plan	10-K	February 24, 2005	10.9a

10.9b	Second Amendment to the 2002 Employee Stock Purchase Plan	10-K	February 24, 2006	10.10b

10.10	2003 Stock Incentive Plan, as amended	8-K	July 28, 2005	10.1

10.11	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan	10-Q	October 25, 2004	10.1

10.11a	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan	10-K	February 24, 2006	10.12a

10.12	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004	8-K	November 9, 2004	10.1

10.13	Form of Executive Severance and Change in Control Agreement	8-K	May 23, 2005	10.1

10.14	Form of Restricted Stock Unit Agreement	8-K	April 28, 2006	10.1

10.15	Form of Non-statutory Stock Option Agreement (Non-Employees)	8-K	July 28, 2005	10.3

10.16	Form of Non-statutory Stock Option Agreement (Employees)	8-K	July 28, 2005	10.4

10.17	Form of Incentive Stock Option Agreement	8-K	July 28, 2005	10.5

10.18	Form of Stock Appreciation Right Agreement	8-K	July 28, 2005	10.6

10.19	Form of Restricted Stock Agreement	10-Q	October 25, 2005	10.8

10.20	Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	10-Q	October 25, 2004	10.2

10.20a	Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	10-Q	October 25, 2005	10.11

10.20b	Amendment No. 3 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	10-K	February 24, 2006	10.22b

10.20c	Amendment No. 4 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	10-Q	July 25, 2006	10.2

10.20d	Amendment No. 5 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	10-Q	October 24, 2006	10.1

10.21	Redevelopment Agreement for the Forsyth / Hanley Redevelopment Area between the City of Clayton, Missouri and Centene Plaza Redevelopment Corporation dated December 30, 2005		8-K	December 30, 2005	10.1

10.22	Summary of Board of Director Compensation		10-K	February 24, 2006	10.24

10.23	Summary of Compensatory Arrangements with Executive Officers	X

10.24	Lease Agreement between MHS Consulting Corporation and AVN Air, LLC, dated December 24, 2003		10-K	February 25, 2004	10.31

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2007.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities as indicated, as of February 23, 2007.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)

/s/ J. PER BRODIN J. Per Brodin	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ STEVE BARTLETT Steve Bartlett	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ RICHARD A. GEPHARDT Richard A. Gephardt	Director

/s/ FRED H. EPPINGER Fred H. Eppinger	Director

/s/ JOHN R. ROBERTS John R. Roberts	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ TOMMY G. THOMPSON Tommy G. Thompson	Director