Form 10-Q
period 2007-03-31
CENTENE CORP
filed 2007-04-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2007
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

(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X]   Accelerated filer [ ]     Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]    No  [X]

As of April 16, 2007, the registrant had 43,613,802 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$311,905	$271,047
Premium and related receivables	78,076	91,664
Short-term investments, at fair value (amortized cost $43,309 and $67,199, respectively)	43,054	66,921
Other current assets	48,499	22,189
Total current assets	481,534	451,821
Long-term investments, at fair value (amortized cost $183,388 and $146,980, respectively)	182,267	145,417
Restricted deposits, at fair value (amortized cost $25,662 and $25,422, respectively)	25,562	25,265
Property, software and equipment, net	121,403	110,688
Goodwill	130,484	135,877
Other intangible assets, net	16,011	16,202
Other assets	14,116	9,710
Total assets	$971,377	$894,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$275,965	$280,441
Accounts payable and accrued expenses	75,842	72,723
Unearned revenue	38,613	33,816
Current portion of long-term debt	965	971
Total current liabilities	391,385	387,951
Long-term debt	200,404	174,646
Other liabilities	10,124	5,960
Total liabilities	601,913	568,557
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,448,324 and 43,369,918 shares, respectively	44	44
Additional paid-in capital	213,797	209,340
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(925)	(1,251)
Retained earnings	156,548	118,290
Total stockholders’ equity	369,464	326,423
Total liabilities and stockholders’ equity	$971,377	$894,980

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Premium	$649,243	$435,562
Service	21,592	19,516
Total revenues	670,835	455,078
Expenses:
Medical costs	535,406	361,672
Cost of services	15,630	15,588
General and administrative expenses	106,866	65,222
Gain on sale of FirstGuard Missouri	(4,218)	—
Total operating expenses	653,684	442,482
Earnings from operations	17,151	12,596
Other income (expense):
Investment and other income	4,501	3,540
Interest expense	(3,132)	(1,998)
Earnings before income taxes	18,520	14,138
Income tax (benefit) expense	(19,691)	5,372
Net earnings	$38,211	$8,766

Earnings per share:
Basic earnings per common share	$0.88	$0.20
Diluted earnings per common share	$0.85	$0.20

Weighted average number of shares outstanding:
Basic	43,433,319	42,987,892
Diluted	44,923,340	44,750,271

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net earnings	$38,211	$8,766
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	6,274	4,520
Stock compensation expense	3,871	3,417
Deferred income taxes	(1,398)	232
Gain on sale of FirstGuard Missouri	(4,218)	—
Changes in assets and liabilities —
Premium and related receivables	13,588	(15,812)
Other current assets	(26,336)	(2,894)
Other assets	(636)	(158)
Medical claims liabilities	(4,340)	2,278
Unearned revenue	4,796	(934)
Accounts payable and accrued expenses	1,309	9,937
Other operating activities	4,859	(9)
Net cash provided by operating activities	35,980	9,343
Cash flows from investing activities:
Purchases of property, software and equipment	(14,794)	(14,136)
Purchases of investments	(135,866)	(53,194)
Sales and maturities of investments	122,835	33,827
Proceeds from asset sales	10,848	—
Acquisitions, net of cash acquired	(400)	(39,912)
Net cash used in investing activities	(17,377)	(73,415)
Cash flows from financing activities:
Proceeds from exercise of stock options	868	2,139
Proceeds from borrowings	191,000	37,000
Payment of long-term debt	(165,248)	(2,285)
Excess tax benefits from stock compensation	417	1,454
Common stock repurchases	(644)	(3,082)
Debt issue costs	(4,138)	—
Net cash provided by financing activities	22,255	35,226
Net increase (decrease) in cash and cash equivalents	40,858	(28,846)
Cash and cash equivalents, beginning of period	271,047	147,358
Cash and cash equivalents, end of period	$311,905	$118,512

Interest paid	$2,999	$2,037
Income taxes paid	$5,801	$911

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services. Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income, or SSI. The Company’s Specialty Services segment provides specialty services, including behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2006. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2006 audited financial statements, have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2006 amounts in the consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

3. Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”, or EITF 06-3. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company is evaluating the provisions of EITF 06-3 as it applies to premium taxes. Premium taxes are assessed by certain states as percentage of premiums paid to the Company by those states. Premium taxes of $18,216 and $4,305 for the three months ended March 31, 2007 and 2006, respectively, were reported as a component of revenues and general and administrative expenses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $47 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of January 1, 2007, the Company has $3,114 of gross unrecognized tax benefits. Of this total, $888 (net of the federal benefit on state issues) would decrease income tax expense if recognized and the remainder would reduce goodwill if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007, interest accrued was approximately $293, net of federal tax benefit. No penalties have been accrued. An additional $34 of interest was accrued in first quarter 2007.

During first quarter 2007, the Company’s liability for unrecognized tax benefits increased by $1,563, of which the entire amount would reduce income tax expense if recognized. The increase is related to an Internal Revenue Code Section 165 loss on the Company’s investment in FirstGuard Kansas’ stock to be recognized in the Company’s 2007 federal and state returns.

  The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company files in numerous state jurisdictions with varying statutes of limitation. The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2006 or 2003 through 2006 depending on each state’s statute of limitation.

4. FirstGuard Health Plans

In 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed. In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business. The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007.

Under the terms of the asset sale agreement, the Company received an initial payment upon the sale of FirstGuard Missouri resulting in a gain of $4,218 in 2007. The Company may recognize additional gain in 2007 because it is entitled to a second payment currently estimated at approximately $3,000, contingent upon the membership levels of the purchaser as of June 1, 2007. Goodwill associated with FirstGuard written off as part of the transaction was $5,995.

In March 2007, the Company abandoned the stock of FirstGuard Kansas to an unrelated entity. As a result of that abandonment, the Company recognized expense of $1,602 for the write-off of the remaining assets in that entity and a $29,919 tax benefit for the tax deduction the Company will receive for the basis of that stock. The asset write-off is recorded in investment and other income. The income tax receivable associated with the tax deduction is recorded as a component of other current assets.

The Company has incurred $7,801 of FirstGuard exit costs consisting primarily of lease termination fees and employee severance costs. $6,202 was incurred in 2006, of which $3,027 was accrued at December 31, 2006. During the three months ended March 31, 2007, the Company incurred an additional $1,599 of exit costs and made payments of $3,007. At March 31, 2007, the remaining accrual for these costs was $1,619.

5. Debt

In March 2007, the Company issued $175,000 aggregate principal amount of 7 ¼% Senior Notes due April 1, 2014, or the Notes. The Notes have not been registered under the Securities Act of 1933, as amended, however, the Company intends to register the Notes pursuant to a registration rights agreement with the initial purchasers. The agreement contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest will be paid semi-annually beginning in October 2007.

At March 31, 2007, total debt outstanding was $201,369, including current maturities of $965. The total debt outstanding consisted of $175,000 under the Notes, $20,725 of debt secured by real estate and $5,644 of capital leases.

6. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2007	2006

Net earnings	$38,211	$8,766
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,433,319	42,987,892
Common stock equivalents (as determined by applying the treasury stock method)	1,490,021	1,762,379
Weighted average number of common shares and potential dilutive common shares outstanding	44,923,340	44,750,271

Basic earnings per common share	$0.88	$0.20

Diluted earnings per common share	$0.85	$0.20

The calculation of diluted earnings per common share for the three months ended March 31, 2007 and 2006 excludes the impact of 2,246,850 and 150,900 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

7. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but the Company reserves the right to suspend or discontinue the program at any time. During the three months ended March 31, 2007, the Company repurchased 38,100 shares at an average price of $22.43 and an aggregate cost of $854.

8. Contingencies

As previously disclosed, two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, one in July 2006, or the July Class Action Lawsuit, and one in August 2006, or the August Class Action Lawsuit. The July Class Action Lawsuit and the August Class Action Lawsuit were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the United States District Court for the Eastern District of Missouri on January 17, 2007, referred to as the Consolidated Class Action Lawsuit. The Consolidated Class Action Lawsuit alleges, on behalf of purchasers of the Company’s common stock from April 25, 2006 through July 17, 2006, that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Consolidated Class Action Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. The Company believes the case is without merit and has filed a motion to dismiss the Consolidated Class Action Lawsuit.

Additionally, in August 2006, a separate derivative action was filed on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. Plaintiff purports to bring suit derivatively on behalf of the Company against the Company’s directors for breach of fiduciary duties, gross mismanagement and waste of corporate assets by reason of the directors’ alleged failure to correct the misstatements alleged in the Consolidated Class Action Lawsuits discussed above. The derivative complaint largely repeats the allegations in the Consolidated Class Action Lawsuits. Based on discussions that have been held with plaintiff’s counsel, it is the Company’s understanding that plaintiff does not intend to pursue this action until the Consolidated Class Action Lawsuits proceed past the dismissal stage. Although this matter is in its early stages and no precise prediction of its outcome can be made, the Company believes the case is without merit and plans to vigorously defend against this lawsuit.

In addition, the Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

9. Segment Information

The Company operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of the Company’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of the Company’s specialty companies including behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information for the three months ended March 31, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$613,063	$57,772	$—	$670,835
Revenue from internal customers	18,888	98,719	(117,607)	—
Total revenue	$631,951	$156,491	$(117,607)	$670,835

Earnings from operations	$11,483	$5,668	$—	$17,151

Segment information for the three months ended March 31, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$410,981	$44,097	$—	$455,078
Revenue from internal customers	20,773	17,677	(38,450)	—
Total revenue	$431,754	$61,774	$(38,450)	$455,078

Earnings from operations	$12,091	$505	$—	$12,596

10. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended March 31,
	2007	2006

Net earnings	$38,211	$8,766
Reclassification adjustment, net of tax	34	13
Change in unrealized gain (loss) on investments, net of tax	292	(407)
Total comprehensive earnings	$38,537	$8,372

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2006. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under” Item 1A. Risk Factors.”

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or SSI. Our Specialty Services segment provides specialty services, including behavioral health, disease management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations and other commercial organizations, as well as to our own subsidiaries on market-based terms.

Our Medicaid contract in Kansas terminated effective December 31, 2006, and we sold the operating assets of FirstGuard Health Plan, Inc., our Missouri health plan, effective February 1, 2007.

Our first quarter performance for 2007 is summarized as follows:

—	Quarter-end Medicaid Managed Care membership of 1,103,300.
—	Total revenues of $670.8 million, a 47.4% increase over the comparable period in 2006.
—	Medicaid and SCHIP health benefits ratio, or HBR, of 82.3%, SSI HBR of 86.3%, Specialty Services HBR of 79.3%.
—	Medicaid Managed Care general and administrative, or G&A, expense ratio of 13.0% and Specialty Services G&A ratio of 15.8%.
—	Operating earnings of $17.2 million.
—	Diluted earnings per share of $0.85, including an after-tax benefit of $26.6 million, or $0.59 per share, for FirstGuard activity.
—	Operating cash flows of $36.0 million.

Over the last year we have experienced membership and revenue growth in our Medicaid Managed Care segment including membership growth of 26.1% since March 31, 2006. The following new contracts and acquisitions contributed to our growth:

—	In February 2007, we began managing care for SSI recipients in the San Antonio and Corpus Christi markets of Texas with 28,700 members at March 31, 2007.
—
In January, February, and March 2007, we began managing care for SSI members in the Northeast, Southwest, and Northwest regions of Ohio, respectively, with 10,700 members at March 31, 2007. Implementation took place in the East Central region in April 2007.

—	In September 2006, we expanded operations in Texas to include Medicaid and SCHIP members in the Corpus Christi, Austin and Lubbock markets, with 22,300 members at March 31, 2007.
—
In Georgia, we began managing care for Medicaid and SCHIP members in the Atlanta and Central regions in June 2006 and the Southwest region in September 2006. At March 31, 2007, our membership in Georgia was 291,300.

—
We began operating under new contracts with the State of Ohio to manage care for Medicaid members by entering seven new counties in the East Central market in July 2006, and 17 new counties in the Northwest market in October 2006, with 60,700 members at March 31, 2007.

—
In June 2006, we acquired MediPlan Corporation, or MediPlan, and began managing care for additional Medicaid members in Ohio with 13,400 members at March 31, 2007. The results of operations of this entity are included in our consolidated financial statements beginning June 1, 2006.

We have been awarded the following new business opportunities to expand our operations:

—
During the first quarter of 2007, we finalized the contractual terms of the Comprehensive Health Care for Children in Foster Care program award with the Texas Health and Human Services Commission (HHSC). This statewide program will provide managed care services to participants in the Texas Foster Care program. Membership operations are expected to commence in the fourth quarter of 2007.

—	In April 2007, we acquired PhyTrust of South Carolina, LLC, a physician-driven company that serves over 30,000 members.

The following new contracts and acquisitions contributed to growth of our Specialty Services segment:

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

—
Effective May 9, 2006, we acquired Cardium Health Services Corporation, or Cardium Health, a disease management company. The results of operations of this entity are included in our consolidated financial statements beginning May 9, 2006.

RESULTS OF OPERATIONS AND KEY METRICS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Summarized comparative financial data are as follows ($ in millions except share data):

	Three Months Ended March 31,
	2007	2006	% Change 2006-2007
Premium revenue	$649.2	$435.6	49.1%
Service revenue	21.6	19.5	10.6%
Total revenues	670.8	455.1	47.4%
Medical costs	535.4	361.7	48.0%
Cost of services	15.6	15.6	0.3%
General and administrative expenses	106.9	65.2	63.8%
Gain on sale of FirstGuard Missouri	(4.2)	—	—%
Earnings from operations	17.2	12.6	36.2%
Investment and other income, net	1.3	1.5	(11.2)%
Earnings before income taxes	18.5	14.1	31.0%
Income tax (benefit) expense	(19.7)	5.3	(466.5)%
Net earnings	$38.2	$8.8	335.9%

Diluted earnings per common share	$0.85	$0.20	325.0%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenues and general and administrative expenses (gross).  Premium taxes totaled $18.2 million in the three months ended March 31, 2007, compared to $4.3 million for the comparable period in 2006.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

Our total revenue increased year over year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From March 31, 2006 to March 31, 2007, we increased our total membership by 26.1%. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	March 31,
	2007	2006
Georgia	291,300	—
Indiana	176,700	193,000
New Jersey	59,100	57,500
Ohio	118,300	59,000
Texas	318,500	237,500
Wisconsin	139,400	175,100
Subtotal	1,103,300	722,100

Kansas and Missouri	—	152,700
Total	1,103,300	874,800

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	March 31,
	2007	2006
Medicaid	839,600	574,300
SCHIP	211,200	132,000
SSI	52,500	15,800
Subtotal	1,103,300	722,100

Kansas and Missouri Medicaid/SCHIP members	—	152,700
Total	1,103,300	874,800

From March 31, 2006 to March 31, 2007, we increased our membership through the commencement of operations in the Atlanta and Central regions of Georgia in June 2006 and in the Southwest region in September 2006, respectively, under our subsidiary, Peach State Health Plan. We increased our Medicaid membership in Ohio through the MediPlan acquisition, adding members under our new contract in the East Central and Northwest markets. We also increased our SSI membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members. In Texas, we increased our membership through new Medicaid, SCHIP and SSI contracts in the Corpus Christi, Austin, and Lubbock markets. The premium revenue for a SSI member is higher than a Medicaid / SCHIP member. For example, in Ohio the per member per month, or pmpm, premium for a SSI member averages approximately $1,100. In Texas, the SSI pmpm averages approximately $410. The pmpm revenue for a Medicaid member in our states’ averages approximately $190. Our membership decreased in Wisconsin because of more stringent state eligibility requirements for the Medicaid and SCHIP programs, eligibility administration issues and the termination of certain physician contracts associated with a high cost hospital system. Our membership decreased in Indiana primarily due to adjustments made to our provider network made in connection with our new state-wide contract. The revenue associated with our Kansas and Missouri health plans was $76.3 million for the quarter ended March 31, 2006.

2.	Premium rate increases

During the three months ended March 31, 2007, we received premium rate increases ranging from 2.5% to 10.1%, or 2.2% on a composite basis across our markets.

3.	Specialty Services segment growth

In May 2006, we expanded our disease management services through our acquisition of Cardium Health. In July 2006, we began offering managed vision care through our acquisition of OptiCare. In October 2006, our subsidiary, Bridgeway Health Solutions, began performing under our long-term care contract in Arizona. At March 31, 2007, our behavioral health company, Cenpatico, provided behavioral health services to 93,600 members in Arizona and 36,600 members in Kansas, compared to 92,300 members in Arizona and 39,200 members in Kansas, at March 31, 2006.

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

	Three Months Ended March 31,
	2007	2006
Medicaid and SCHIP	82.3%	82.8%
SSI	86.3	87.6
Specialty Services	79.3	84.1

Our Medicaid and SCHIP HBR for the three months ended March 31, 2007 was 82.3%, a decrease of 0.5% over 2006. The decrease is primarily attributable to increased premium taxes.  Sequentially, our Medicaid and SCHIP HBR increased from 82.1% in the 2006 fourth quarter to 82.3% because of utilization seasonality.

The decrease in the SSI HBR for the three months ended March 31, 2007 reflects an increase in premium taxes, partially offset by the new business in our Ohio and Texas health plans.

The decrease in our Specialty Services HBR for the three months ended March 31, 2007 is caused by the diversification of business in that segment which now includes OptiCare, effective July 1, 2006, and Bridgeway, effective October 1, 2006.

Cost of Services

Our cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager’s external revenues. Cost of services also includes all direct costs to support the local functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses related to facilities and equipment used to provide services.

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are also classified as G&A expenses.  G&A increased in the three months ended March 31, 2007 over the comparable period in 2006 primarily due to premium taxes and expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia.

Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Three Months Ended March 31,
	2007	2006
Medicaid Managed Care	13.0%	11.9%
Specialty Services	15.8	22.3

The increase in the Medicaid Managed Care G&A expense ratio for the three months ended March 31, 2007 primarily reflects increased premium taxes. Premium taxes were $18.2 million in the 2007 first quarter and $4.3 million in the 2006 first quarter. This increase was offset by the leveraging of our expenses over higher revenues especially in our Georgia health plan. The first quarter of 2006 included $4.5 million of Georgia implementation costs for which there was no associated revenue until June 1, 2006. The first quarter of 2007 also includes $0.7 million of South Carolina start-up costs.

The Specialty Services G&A ratio varies depending on the nature of the services provided and will generally be higher than the Medicaid Managed Care G&A ratio. The decrease in the Specialty Services G&A ratio for the three months ended March 31, 2007 primarily reflects the overall leveraging of expense over higher revenues with the addition of Cardium Health, Opticare and Bridgeway in the last three quarters of 2006 and the growth of US Script’s business since the acquisition in 2006.

Gain on Sale of FirstGuard Missouri

The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007. Under the terms of the asset sale agreement, we received an initial payment upon the sale of FirstGuard Missouri resulting in a gain of $4.2 million in 2007. We may recognize additional gain in a subsequent period of 2007 because we are entitled to a second payment currently estimated at approximately $3 million, contingent upon the membership levels of the purchaser as of June 1, 2007. The goodwill associated with FirstGuard written off as part of the transaction was $6.0 million.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $1.0 million in the three months ended March 31, 2007 primarily as a result of an increase in market interest rates and larger investment balances offset by a $1.6 million asset write-off associated with the abandonment of the stock of our Kansas health plan. Interest expense increased $1.1 million primarily from increased debt.

Income Tax (Benefit) Expense

During the first quarter of 2007 we recognized a tax benefit of $29.9 million associated with the abandonment of the stock of our Kansas health plan resulting in a net tax benefit of $19.7 million despite having $18.5 million of pre-tax income. During the first quarter of 2007 we also recorded $4.2 million of income tax expense associated with the sale of FirstGuard Missouri. Excluding the effect of the Kansas health plan stock deduction and gain on sale of our Missouri health plan, our 2007 effective tax rate for the three months ended March 31, 2007 was 38.0% compared to 38.0% for the comparable period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our total operating activities provided cash of $36.0 million in the three months ended March 31, 2007 compared to $9.3 million in the comparable period in 2006. The increase in cash flow from operations primarily reflects a decrease in premium and related receivables primarily related to Kansas and Missouri receivables. Medical claims liabilities decreased $4.5 million in the 2007 first quarter reflecting the payment of Kansas and Missouri claims incurred in 2006 and accelerated payment of Georgia claims offset by increases due to new business in Ohio and Texas. We expect that the tax benefit we recorded associated with the abandonment of the stock of our Kansas health plan will result in reduced income tax payments totaling approximately $29.9 million over the next several quarters.

Our investing activities used cash of $17.4 million in the three months ended March 31, 2007 compared to $73.4 million in the comparable period in 2006. Our investing activities in 2007 consisted primarily of additions to the investment portfolios of our regulated subsidiaries. During 2006, our investing activities primarily consisted of the acquisition of US Script. Our investing activities in 2006 also included additions to the investment portfolios of our regulated subsidiaries. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of March 31, 2007, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.5 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $14.8 million and $14.1 million on capital assets in the three months ended March 31, 2007 and 2006, respectively, consisting primarily of software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We anticipate spending an additional $65 million on additional capital expenditures in 2007 primarily related to system upgrades and market expansions.

We anticipate spending approximately $20 million for additional property in Clayton, Missouri related to our redevelopment agreement with the City of Clayton, Missouri.  In the second quarter of 2006, our subsidiary executed a three-year, $25 million non-recourse revolving credit facility to finance the property already acquired or expected to be acquired under the redevelopment agreement. As of March 31, 2007, we had $8.4 million in borrowings outstanding under this credit facility.

Our primary purpose for the redevelopment agreement is to accommodate office expansion needs for future company growth. The total scope of the project includes building two new office towers and street-level retail space. We plan to occupy a portion of those towers. The total expected cost of the project is approximately $210 million, however, we expect our financial commitment to be limited to the acquired property discussed above and future lease costs.

Our financing activities provided cash of $22.3 million and $35.2 million in the three months ended March 31, 2007 and 2006, respectively. During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes as discussed below. During 2006, our financing activities primarily related to proceeds from borrowings under our credit facility. These borrowings were used primarily for our investing activities in conjunction with the acquisition of US Script.

At March 31, 2007, we had working capital, defined as current assets less current liabilities, of $90.1 million as compared to $63.9 million at December 31, 2006. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term capital requirements as needed.

Cash, cash equivalents and short-term investments were $355.0 million at March 31, 2007 and $338.0 million at December 31, 2006. Long-term investments were $207.8 million at March 31, 2007 and $170.7 million at December 31, 2006, including restricted deposits of $25.6 million and $25.3 million, respectively. At March 31, 2007, cash and investments held by our unregulated entities totaled $71.8 million while cash and investments held by our regulated entities totaled $491.0 million.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum tangible net worth. The agreement will expire in September 2011. As of March 31, 2007, we had no borrowings outstanding under the agreement and $24.5 million in letters of credit outstanding, leaving availability of $275.5 million. As of March 31, 2007, we were in compliance with all covenants.

In March 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014. The Notes have not been registered under the Securities Act of 1933, as amended, however, we intend to register the Notes pursuant to a registration rights agreement with the initial purchasers. The agreement contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio. Interest will be paid semi-annually beginning in October 2007. We used a portion of the net proceeds from the offering to refinance approximately $150.0 million of our existing indebtedness which was outstanding under our revolving credit facility. The additional proceeds will be used for general corporate purposes. As of March 31, 2007, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the three months ended March 31, 2007, we repurchased 38,100 shares at an average price of $22.43. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

During the three months ended March 31, 2007, we received a dividend of $26.1 million for the excess regulatory capital remaining in our Kansas health plan. We believe the cash and investments for FirstGuard are sufficient to satisfy the remaining liabilities for FirstGuard. We expect remaining excess funds, currently estimated to be $8 million to $10 million, will become available to us for general corporate purposes when our regulatory obligations have been satisfied.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the three months ended March 31, 2007. Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2007, our subsidiaries had aggregate statutory capital and surplus of $239.3 million, compared with the required minimum aggregate statutory capital and surplus requirements of $151.7 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2007, all of our health plans were in compliance with the risk-based capital requirements enacted in those states.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance. In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, including those entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1. “Legal Proceedings” and Item 1A. “Risk Factors.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

  All forward-looking statements included in this filing are based on information available to us on the date of this filing. Actual results may differ from projections or estimates due to a variety of important factors, including:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;

•	competition;

•	changes in healthcare practices;

•	changes in federal or state laws or regulations;

•	inflation;

•	provider contract changes;

•	new technologies;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicaid managed care contracts by state governments;

•	availability of debt and equity financing on terms that are favorable to us; and

•	general economic and market conditions.

Item 1A. “Risk Factors” of this filing contains a further discussion of these and other additional important factors that could cause actual results to differ from expectations. We disclaim any current intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Due to these important factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2007, we had short-term investments of $43.1 million and long-term investments of $207.8 million, including restricted deposits of $25.6 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, asset-backed securities, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2007, the fair value of our fixed income investments would decrease by approximately $2.7 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in August 2006, the Centers for Medicare & Medicaid Services, or CMS, published an interim final rule regarding the estimation and recovery of improper payments made under Medicaid and SCHIP. This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and SCHIP and create national and state specific error rates.  States must provide information to measure improper payments in Medicaid managed care, as well as in fee-for-service Medicaid. Each state will be selected for review once every three years for each program. States are required to repay CMS the federal share of any overpayments identified.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 to reduce the size of the federal deficit. The Act reduces federal spending by nearly $40 billion over 5 years, including a $5 billion reduction in Medicaid. The Act reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits. This law may also lead to lower Medicaid reimbursements in some states. The Bush administration’s budget proposal for fiscal year 2008 proposes cutting Medicaid funding by $1.9 billion in legislative changes and by $1.5 billion in administrative changes, which would lead to $25.7 billion in funding reductions over five years when compared to the fiscal year 2007 levels. Additionally, the Bush administration’s 2008 budget for SCHIP provides for yearly allotments at the fiscal year 2007 levels, plus an additional $5 billion over the five-year period, which some believe will result in a funding shortfall. States also periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility.

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

The authorization for SCHIP expires at the end of federal fiscal year 2007. We cannot guarantee that federal funding of SCHIP will be reauthorized and if it is, what changes might be made to the program following reauthorization. If SCHIP is not reauthorized by September 30, 2007, we anticipate that Congress will pass legislation that will freeze federal funding at the current 2007 levels. Congress began the reauthorization process in early February, 2007. At this time, it is not clear whether the relevant congressional committees of jurisdiction over this program will be able to reach agreement on an SCHIP reauthorization package that could cost $50 billion in additional federal spending.

Several states face a shortfall in federal SCHIP funding, which could have an impact on our business.

States receive matching funds from the federal government to pay for their SCHIP programs, which matching funds have a per state annual cap. It is predicted that two states in which we have SCHIP contracts, Georgia and New Jersey, will spend all of their federal allocation for fiscal year 2007 prior to the end of the year. In December 2006, Congress passed legislation that will redistribute funds that were not spent in prior years to the states that are facing these shortfalls. The Congressional Research Service estimates that this legislation will delay the shortfall to the first part of May 2007. We cannot predict whether the U.S. Congress will appropriate additional funds or take other legislative action to cover the shortfalls. Further, we cannot predict if states will provide additional funding to cover the federal shortfall. Certain of our contracts are subject to renewal this year and we cannot guarantee that they will be renewed and if renewed, whether the terms will be modified. If any of the contracts are not renewed or if any state delays paying us or fails to pay the full amount owed due to the shortfall, our business could suffer.

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

Certain states have enacted regulations which require us to maintain a minimum health benefits ratio, or establish limits on our profitability. Other states require us to meet certain performance and quality metrics in order to receive our full contractual revenue. In certain circumstances, our plans may be required to pay a rebate to the state in the event profits exceed established levels. These regulatory requirements, changes in these requirements or the adoption of similar requirements by our other regulators may limit our ability to increase our overall profits as a percentage of revenues. Certain states, including but not limited to Georgia, Indiana, New Jersey and Texas have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our operating results. Certain states also impose marketing restrictions on us which may constrain our membership growth and our ability to increase our revenues.

We face periodic reviews, audits and investigations under our contracts with state government agencies, and these audits could have adverse findings, which may negatively impact our business.

We contract with various state governmental agencies to provide managed healthcare services. Pursuant to these contracts, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

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

Many aspects of our business are affected by government laws and regulations. The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The costs of any such future compliance efforts could have a material adverse effect on our business. We have already expended significant time, effort and financial resources to comply with the privacy and security requirements of HIPAA. We cannot predict whether states will enact stricter laws governing the privacy and security of electronic health information. If any new requirements are enacted at the state or federal level, compliance would likely require additional expenditures and management time.

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

States may administer Medicaid managed care programs pursuant to demonstration programs or required waivers of federal Medicaid standards. Waivers and demonstration programs are generally approved for two year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew such a waiver or demonstration program or the Federal government denies a state’s application for renewal, membership in our health plan in the state could decrease and our business could suffer.

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

Recent legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs. The Bush administration has also proposed to further reduce total federal funding for the Medicaid program by $25.7 billion over the next five years. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance. In addition, the new Medicare prescription drug benefit is interrupting the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program. These expenses may cause some states to divert funds originally intended for other Medicaid services which could adversely affect our growth, operations and financial performance.

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

Execution of our growth strategy may increase costs or liabilities, or create disruptions in our business.

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

Additionally, our growth strategy includes start-up operations in new markets or new products in existing markets. We may incur significant expenses prior to commencement of operations and the receipt of revenue. As a result, these start-up operations may decrease our profitability. In the event we pursue any opportunity to diversify our business internationally, we would become subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

Accordingly, we may be unable to identify, consummate and integrate future acquisitions or start-up operations successfully or operate acquired or new businesses profitably.

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

Operations in Georgia, Indiana, Kansas, Texas and Wisconsin have accounted for most of our premium revenues to date. For example, our Medicaid contract with Kansas, which terminated December 31, 2006, together with our Medicaid contract with Missouri accounted for $317.0 million in revenue for the year ended December 31, 2006. If we were unable to continue to operate in each of these other states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

Our providers and employees involved in medical care decisions may be subject to medical malpractice claims. In addition, some states, including Texas, have adopted legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability. Even if any claims brought against us are unsuccessful or without merit, they would still be time consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) First Quarter 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2007	—	$—	—	3,602,600
February 1 - February 28, 2007	13,100	23.66	13,100	3,589,500
March 1 - March 31, 2007	25,000	21.78	25,000	3,564,500
TOTAL	38,100	$22.43	38,100	3,564,500

(1) On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2007. During the three months ended March 31, 2007, we did not repurchase any shares other than through this publicly announced program.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

4.1
Indenture for the 7 ¼% Senior Notes due 2014 dated March 22, 2007 among Centene Corporation and The Bank of New York Trust Company, N.A., as trustee, incorporated herein by reference to Exhibit 4.1 of Form 8-K filed March 23, 2007.

10.1
Registration Rights Agreement for the 7 ¼% Senior Notes due 2014 dated as of March 22, 2007, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, ABN AMRO Incorporated, Allen & Company LLC and Goldman, Sachs & Co., as initial purchasers, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed March 23, 2007.

10.2
Second Amendment to the contract for Medicaid/Badger Care HMO Services between Managed Health Services Insurance Corp. and Wisconsin Department of Heath and Family Services, incorporated herein by reference to Exhibit 10.1b of Form 10-K filed February 23, 2007.

10.3
Contract between the Office of the Medicaid Policy and Planning, the Office of the Children’s Health Insurance Program and Coordinated Care Corporation Indiana, Inc., incorporated herein by reference to Exhibit 10.2 of Form 10-k filed February 23, 2007.

10.4	Centene Corporation Employee Deferred Compensation Plan.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 24, 2007.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ J. PER BRODIN
J. Per Brodin
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)