Form 10-Q
period 2007-06-30
CENTENE CORP
filed 2007-07-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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
  Yes  [ ]    No  [X]

As of July 16, 2007, the registrant had 43,646,371 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,443	$271,047
Premium and related receivables	113,491	91,664
Short-term investments, at fair value (amortized cost $43,636 and $67,199, respectively)	43,360	66,921
Other current assets	46,257	22,189
Total current assets	439,551	451,821
Long-term investments, at fair value (amortized cost $288,993 and $146,980, respectively)	287,719	145,417
Restricted deposits, at fair value (amortized cost $26,328 and $25,422, respectively)	26,220	25,265
Property, software and equipment, net	131,829	110,688
Goodwill	136,316	135,877
Other intangible assets, net	14,472	16,202
Other assets	13,895	9,710
Total assets	$1,050,002	$894,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$295,340	$280,441
Accounts payable and accrued expenses	111,697	72,723
Unearned revenue	42,019	33,816
Current portion of long-term debt	972	971
Total current liabilities	450,028	387,951
Long-term debt	200,162	174,646
Other liabilities	8,779	5,960
Total liabilities	658,969	568,557
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,664,105 and 43,369,918 shares, respectively	44	44
Additional paid-in capital	217,705	209,340
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(1,046)	(1,251)
Retained earnings	174,330	118,290
Total stockholders’ equity	391,033	326,423
Total liabilities and stockholders’ equity	$1,050,002	$894,980

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues:
Premium	$707,723	$476,079	$1,356,966	$911,641
Service	20,015	19,214	41,607	38,730
Total revenues	727,738	495,293	1,398,573	950,371
Expenses:
Medical costs	574,862	400,229	1,110,268	761,901
Cost of services	16,670	14,317	32,300	29,905
General and administrative expenses	122,596	74,441	229,462	139,663
Gain on sale of FirstGuard Missouri	(3,254)	—	(7,472)	—
Total operating expenses	710,874	488,987	1,364,558	931,469
Earnings from operations	16,864	6,306	34,015	18,902
Other income (expense):
Investment and other income	5,948	3,891	10,449	7,431
Interest expense	(4,213)	(2,456)	(7,345)	(4,454)
Earnings before income taxes	18,599	7,741	37,119	21,879
Income tax (benefit) expense	817	2,776	(18,874)	8,148
Net earnings	$17,782	$4,965	$55,993	$13,731

Earnings per share:
Basic earnings per common share	$0.41	$0.12	$1.29	$0.32
Diluted earnings per common share	$0.40	$0.11	$1.25	$0.31

Weighted average number of shares outstanding:
Basic	43,617,360	43,169,590	43,525,848	43,079,243
Diluted	44,815,369	44,839,149	44,871,114	44,794,558

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net earnings	$55,993	$13,731
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	12,991	9,541
Stock compensation expense	7,837	7,154
Deferred income taxes	(327)	(287)
Gain on sale of FirstGuard Missouri	(7,472)	—
Changes in assets and liabilities —
Premium and related receivables	(21,823)	(45,710)
Other current assets	(24,583)	1,859
Other assets	(931)	(1,123)
Medical claims liabilities	15,035	16,690
Unearned revenue	8,203	1,705
Accounts payable and accrued expenses	11,832	10,658
Other operating activities	3,119	224
Net cash provided by operating activities	59,874	14,442
Cash flows from investing activities:
Purchases of property, software and equipment	(29,352)	(23,472)
Purchases of investments	(290,962)	(113,665)
Sales and maturities of investments	196,407	97,445
Proceeds from asset sales	14,102	—
Acquisitions, net of cash acquired	(5,336)	(60,710)
Net cash used in investing activities	(115,141)	(100,402)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,651	3,761
Proceeds from borrowings	191,000	71,967
Payment of long-term debt	(165,484)	(4,487)
Excess tax benefits from stock compensation	797	1,977
Common stock repurchases	(3,231)	(3,180)
Debt issue costs	(5,070)	—
Net cash provided by financing activities	20,663	70,038
Net decrease in cash and cash equivalents	(34,604)	(15,922)
Cash and cash equivalents, beginning of period	271,047	147,358
Cash and cash equivalents, end of period	$236,443	$131,436

Interest paid	$3,738	$4,598
Income taxes paid	$6,049	$1,645

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services. Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income, or SSI. The Company’s Specialty Services segment provides specialty services, including behavioral health, health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms.

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

3. Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”, or EITF 06-3. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company is evaluating the provisions of EITF 06-3 as it applies to premium taxes. Premium taxes are assessed by certain states as percentage of premiums paid to the Company by those states. Premium taxes of $38,090 and $11,181 for the six months ended June 30, 2007 and 2006, respectively, were reported as a component of revenues and general and administrative expenses.

 The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $47 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of January 1, 2007, the Company has $3,114 of gross unrecognized tax benefits. Of this total, $888 (net of the federal benefit on state issues) would decrease income tax expense, if recognized, and the remainder would reduce goodwill.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007, interest accrued was approximately $293, net of federal tax benefit. No penalties have been accrued. Additional interest accrued was $43 and $78 in the three and six months ended June 30, 2007, respectively.

During the first quarter of 2007, the Company's liability for unrecognized tax benefits increased by $1,563, of which the entire amount would reduce income tax expense if recognized. The increase was related to the allocation of stock basis between FirstGuard Kansas and FirstGuard Missouri for purposes of an Internal Revenue Code, or IRC, Section 165 loss on the Company's investment in FirstGuard Kansas' stock to be recognized in the Company's 2007 federal and state returns.  During the second quarter of 2007, the Company also recorded a IRC Section 165 loss for the Company’s investment in FirstGuard Missouri stock and, accordingly, reversed the $1,563 unrecognized tax benefit as a reduction of income tax expense because the stock basis allocation was no longer relevant.

 The Company's federal income tax returns for 2003 through 2006 are open tax years. The Company files in numerous state jurisdictions with varying statutes of limitation. The Company's unrecognized state tax benefits are related to state returns open from 2002 through 2006.

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

The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007.  However, the Company also received a final contingent payment in the second quarter of 2007 resulting in a total gain on the sale of $7,472 in 2007. Goodwill associated with FirstGuard written off as part of the transaction was $5,995.  The Company contributed $3,000 of the sale proceeds received in the second quarter to its charitable foundation which was recorded as general and administrative expense.

In March 2007, the Company abandoned the stock of FirstGuard Kansas to an unrelated entity. As a result of that abandonment, the Company recognized expense of $1,602 for the write-off of the remaining assets in that entity.  The Company also recognized a $31,482 tax benefit for the tax deduction associated with the basis of that stock ($29,919 in the first quarter and $1,563 in the second quarter). The asset write-off is recorded in investment and other income. The income tax receivable associated with the tax deduction is recorded as a component of other current assets.

In June 2007, the Company abandoned the stock of FirstGuard Missouri to an unrelated entity. As a result of that abandonment, the Company recognized expense of $696 for the write-off of the remaining assets in that entity and a $4,806 tax benefit for the tax deduction associated with the basis of that stock. The asset write-off is recorded in investment and other income. The income tax receivable associated with the tax deduction is recorded as a component of other current assets.

The Company has incurred $8,516 of FirstGuard exit costs consisting primarily of lease termination fees and employee severance costs.  The exit costs included $6,202 incurred in 2006, of which $3,027 was accrued at December 31, 2006. During the six months ended June 30, 2007, the Company incurred an additional $2,314 of exit costs and made payments of $4,493. At June 30, 2007, the remaining accrual for these costs was $848.  The Company also contributed $3,000 of the sale proceeds received in the second quarter to its charitable foundation.

5. Acquisitions

Effective April 20, 2007, the Company acquired PhyTrust of South Carolina, LLC, or PhyTrust, a physician-driven company providing service as a Medicaid Medical Home Network.  The results of operations for PhyTrust are included in the consolidated financial statements since April 20, 2007.  The preliminary purchase price allocation resulted in goodwill of approximately $4,900 included in the Medicaid Managed Care segment.  The acquired goodwill is deductible for income tax purposes.  Pro forma disclosures related to the acquisition have been excluded as immaterial.

6. Debt

In March 2007, the Company issued $175,000 aggregate principal amount of 7 ¼% Senior Notes due April 1, 2014, or the Notes. The Notes have been registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with the initial purchasers. The indenture governing the Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest will be paid semi-annually beginning in October 2007.

At June 30, 2007, total debt outstanding was $201,134, including current maturities of $972. The total debt outstanding consisted of $175,000 under the Notes, $20,604 of debt secured by real estate and $5,530 of capital leases

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$17,782	$4,965	$55,993	$13,731
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,617,360	43,169,590	43,525,848	43,079,243
Common stock equivalents (as determined by applying the treasury stock method)	1,198,009	1,669,559	1,345,266	1,715,315
Weighted average number of common shares and potential dilutive common shares outstanding	44,815,369	44,839,149	44,871,114	44,794,558

Basic earnings per common share	$0.41	$0.12	$1.29	$0.32

Diluted earnings per common share	$0.40	$0.11	$1.25	$0.31

The calculation of diluted earnings per common share for the three and six months ended June 30, 2007 excludes the impact of 2,468,843 and 2,431,539 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2006 excludes the impact of 1,556,308 and 1,597,568 shares, respectively.

8. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but the Company reserves the right to suspend or discontinue the program at any time. During the six months ended June 30, 2007, the Company repurchased 150,600 shares at an average price of $21.45 and an aggregate cost of $3,231.

9. Contingencies

As previously disclosed, two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, referred to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of the Company’s common stock from April 25, 2006 through July 17, 2006, that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. The Company filed a motion to dismiss the Consolidated Lawsuit.  On June 29, 2007, the motion to dismiss was granted.  The period for the filing of appeals has not yet expired.

  Additionally, in August 2006, a separate derivative action was filed on behalf of Centene Corporation against the Company and certain of its officers and directors in the Eastern District Court. Plaintiff purported to bring suit derivatively on behalf of the Company against the Company’s directors for breach of fiduciary duties, gross mismanagement and waste of corporate assets by reason of the directors’ alleged failure to correct the misstatements alleged in the Consolidated Lawsuit discussed above. The derivative complaint largely repeated the allegations in the Consolidated Lawsuit. Based on discussions that have been held with plaintiff’s counsel, it is the Company’s understanding that plaintiff did not intend to pursue this action unless the Consolidated Lawsuit proceeded past the dismissal stage. The derivative action has been dismissed.

During the 2007 second quarter, the Company’s subsidiary, Peach State Health Plan, received notice from the Georgia Department of Community Health, or GDCH, that it was levying a $3,700 fine for alleged violations of the prior authorization timeliness provisions contained in the Company’s Medicaid contract with the state.  The Company has appealed the sanction and expects the issue to be resolved in the 2007 third quarter.  The Company has accrued an estimate for this matter and does not believe the ultimate resolution will have a material effect on future results of operations.

The Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

10. Segment Information

The Company operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of the Company’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of the Company’s specialty companies including behavioral health, health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information for the three months ended June 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$665,265	$62,473	$—	$727,738
Revenue from internal customers	19,698	106,783	(126,481)	—
Total revenue	$684,963	$169,256	$(126,481)	$727,738

Earnings from operations	$11,679	$5,185	$—	$16,864

Segment information for the three months ended June 30, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$452,061	$43,232	$—	$495,293
Revenue from internal customers	22,230	48,803	(71,033)	—
Total revenue	$474,291	$92,035	$(71,033)	$495,293

Earnings from operations	$4,577	$1,729	$—	$6,306

Segment information for the six months ended June 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,278,328	$120,245	$—	$1,398,573
Revenue from internal customers	38,586	205,502	(244,088)	—
Total revenue	$1,316,914	$325,747	$(244,088)	$1,398,573

Earnings from operations	$23,162	$10,853	$—	$34,015

Segment information for the six months ended June 30, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$863,042	$87,329	$—	$950,371
Revenue from internal customers	43,003	66,480	(109,483)	—
Total revenue	$906,045	$153,809	$(109,483)	$950,371

Earnings from operations	$16,668	$2,234	$—	$18,902

11. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$17,782	$4,965	$55,993	$13,731
Reclassification adjustment, net of tax	18	29	69	49
Change in unrealized gain (loss) on investments, net of tax	(139)	(157)	136	(571)
Total comprehensive earnings	$17,661	$4,837	$56,198	$13,209

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2006. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under “Item 1A. Risk Factors.”

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or SSI. Our Specialty Services segment provides specialty services, including behavioral health, health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations and other commercial organizations, as well as to our own subsidiaries on market-based terms.

Our Medicaid contract in Kansas terminated effective December 31, 2006, and we sold the operating assets of FirstGuard Health Plan, Inc., our Missouri health plan, effective February 1, 2007.

Our second quarter performance for 2007 is summarized as follows:

—	Quarter-end Medicaid Managed Care membership of 1,131,500.
—	Total revenues of $727.7 million, a 46.9% increase over the comparable period in 2006.
—	Medicaid and SCHIP health benefits ratio, or HBR, of 80.6%, SSI HBR of 87.5%, Specialty Services HBR of 75.9%.
—	Medicaid Managed Care general and administrative, or G&A, expense ratio of 14.0% and Specialty Services G&A ratio of 15.8%.
—	Operating earnings of $16.9 million.
—	Diluted earnings per share of $0.40 including an after-tax benefit of $5.7 million, or $0.13 per share, for FirstGuard activity and the related foundation contribution.
—	Operating cash flows of $23.9 million.

Over the last year we have experienced revenue growth in our Medicaid Managed Care segment. The following new contracts and acquisitions contributed to our growth:

—
In April 2007, we acquired PhyTrust of South Carolina, LLC, or PhyTrust, a physician-driven company providing service as a Medicaid Medical Home Network.  At June 30, 2007, our membership in South Carolina was 31,100 members.  Additionally, we plan to participate in the rollout of the state’s conversion to at-risk managed care, which is expected to commence in the second half of 2007.

—	In February 2007, we began managing care for SSI recipients in the San Antonio and Corpus Christi markets of Texas with 31,400 members at June 30, 2007.
—
In January, February, March and April 2007, we began managing care for SSI members in the Northeast, Southwest, Northwest and East Central regions of Ohio, respectively, with 19,500 members at June 30, 2007.

—	In September 2006, we expanded operations in Texas to include Medicaid and SCHIP members in the Corpus Christi, Austin and Lubbock markets, with 24,300 members at June 30, 2007.
—
In Georgia, we began managing care for Medicaid and SCHIP members in the Atlanta and Central regions in June 2006 and the Southwest region in September 2006. At June 30, 2007, our membership in Georgia was 281,400.

—
We began operating under new contracts with the State of Ohio to manage care for Medicaid members by entering seven new counties in the East Central market in July 2006, and 17 new counties in the Northwest market in October 2006, with 41,100 members at June 30, 2007.

—
In June 2006, we acquired MediPlan Corporation, or MediPlan, and began managing care for additional Medicaid members in Ohio with 13,300 members at June 30, 2007. The results of operations of this entity are included in our consolidated financial statements beginning June 1, 2006.

We have been awarded the following new business opportunity to expand our operations:

—
During the first quarter of 2007, we finalized the contractual terms of the Comprehensive Health Care for Children in Foster Care program award with the Texas Health and Human Services Commission, or HHSC. This statewide program will provide managed care services to participants in the Texas Foster Care program. Membership operations are expected to commence in the first quarter of 2008.

The following new contracts and acquisitions contributed to growth in our Specialty Services segment:

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

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change 2006-2007	2007	2006	% Change 2006-2007

Premium revenue	$707.7	$476.1	48.7%	$1,357.0	$911.7	48.8%
Service revenue	20.0	19.2	4.2%	41.6	38.7	7.4%
Total revenues	727.7	495.3	46.9%	1,398.6	950.4	47.2%
Medical costs	574.8	400.2	43.6%	1,110.3	761.9	45.7%
Cost of services	16.7	14.3	16.4%	32.3	29.9	8.0%
General and administrative expenses	122.6	74.5	64.7%	229.5	139.7	64.3%
Gain on sale of FirstGuard Missouri	(3.3)	—	—%	(7.5)	—	—%
Earnings from operations	16.9	6.3	167.4%	34.0	18.9	80.0%
Investment and other income, net	1.7	1.5	20.9%	3.1	3.0	4.3%
Earnings before income taxes	18.6	7.8	140.3%	37.1	21.9	69.7%
Income tax (benefit) expense	0.8	2.9	(70.6)%	(18.9)	8.2	(331.6)%
Net earnings	$17.8	$4.9	258.1%	$56.0	$13.7	$307.8%

Diluted earnings per common share	$0.40	$0.11	263.6%	$1.25	$0.31	303.2%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenues and general and administrative expenses (gross).  Premium taxes totaled $19.9 million and $38.1 million in the three and six months ended June 30, 2007, respectively, compared to $6.9 million and $11.2 million for the comparable periods in 2006.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

Our total revenue increased year over year primarily through 1) growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Medicaid Managed Care segment growth

For the six months ended June 30, 2007, segment revenue from external customers increased to $1,278.3 million from $863.0 million in the same prior year period.  The increase is primarily due to six months of Georgia operations in 2007, compared to one month in 2006, and a higher mix of SSI membership.  The premium revenue for a SSI member is higher than a Medicaid / SCHIP member. For example, in Ohio, the per member per month, or pmpm, premium for a SSI member averages approximately $1,000. In Texas, the SSI pmpm averages approximately $450.  The pmpm revenue for a Medicaid member in our states’ averages approximately $190. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	June 30,
	2007	2006
Georgia	281,400	216,000
Indiana	161,700	193,000
New Jersey	59,100	59,000
Ohio	128,200	73,100
South Carolina	31,100	—
Texas	333,900	235,800
Wisconsin	136,100	174,600
Subtotal	1,131,500	951,500

Kansas and Missouri	—	150,000
Total	1,131,500	1,101,500

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	June 30,
	2007	2006
Medicaid	846,900	755,400
SCHIP	216,500	179,700
SSI	68,100	16,400
Subtotal	1,131,500	951,500

Kansas and Missouri Medicaid/SCHIP members	—	150,000
Total	1,131,500	1,101,500

From June 30, 2006 to June 30, 2007, we increased our membership through the commencement of operations in the Southwest region of Georgia in September 2006, under our subsidiary, Peach State Health Plan.  We increased our Medicaid membership in Ohio by adding members under our new contract in the East Central and Northwest markets. We also increased our SSI membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members. In Texas, we increased our membership through new Medicaid, SCHIP and SSI contracts in the Corpus Christi, Austin, and Lubbock markets. Our membership decreased in Wisconsin because of more stringent state eligibility requirements for the Medicaid and SCHIP programs, eligibility administration issues and the termination of certain physician contracts associated with a high cost hospital system. Our membership decreased in Indiana primarily due to adjustments made to our provider network made in connection with our new state-wide contract as well as the termination of certain non-exclusive physician contracts. Our membership in South Carolina is currently on a non-risk basis until they can be converted to managed care under the state’s approved process.  The revenue associated with our Kansas and Missouri health plans was $77.3 million and $153.6 million for the three and six months ended June 30, 2006, respectively.

2.	Premium rate increases

During the six months ended June 30, 2007, we received premium rate increases ranging from 2.5% to 10.1%, or 2.1% on a composite basis across our markets.

3.	Specialty Services segment growth

For the six months ended June 30, 2007, segment revenue from external customers was $120.2 million compared to $87.3 million for the same prior year period.  This increase was primarily due to the acquisition of OptiCare and the commencement of our long-term care contract in Arizona.  In July 2006, we began offering managed vision care through our acquisition of OptiCare. In October 2006, our subsidiary, Bridgeway Health Solutions, began performing under our long-term care contract in Arizona. At June 30, 2007, our behavioral health company, Cenpatico, provided behavioral health services to 95,200 members in Arizona and 37,500 members in Kansas, compared to 93,600 members in Arizona and 39,400 members in Kansas at June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicaid and SCHIP	80.6%	84.0%	81.5%	83.4%
SSI	87.5	87.6	87.2	87.6
Specialty Services	75.9	83.7	77.5	83.9

Our Medicaid and SCHIP HBR for the three and six months ended June 30, 2007 were 80.6% and 81.5%, respectively, a decrease of 3.4% and 1.9% over 2006. The HBR for the three months ended June 30, 2006, includes approximately 2.2% ($9.7 million) for adverse medical cost development in estimated medical claims liabilities from the first quarter of 2006.  The decrease is primarily attributable to the adverse development included in the prior year amounts and increased premium taxes.  Sequentially, our Medicaid and SCHIP HBR decreased from 82.3% in the 2007 first quarter to 80.6% because of decreases in our Indiana, Texas, and Wisconsin markets, primarily related to inpatient and pharmacy cost trends.

The decrease in the SSI HBR for the three and six months ended June 30, 2007 reflects an increase in premium taxes, partially offset by the new business in our Ohio and Texas health plans.

The decrease in our Specialty Services HBR for the three and six months ended June 30, 2007 is caused by the diversification of business in that segment which now includes OptiCare, effective July 1, 2006, and Bridgeway, effective October 1, 2006.

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

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are also classified as G&A expenses.  G&A increased in the three months ended June 30, 2007 over the comparable period in 2006 primarily due to premium taxes, expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia and a $3.0 million contribution to our charitable foundation from a portion of the proceeds received upon the sale of FirstGuard Missouri.  The second quarter G&A expense also includes our estimate of the ultimate resolution of the sanction received from the Georgia Department of Community Health.

Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicaid Managed Care	14.0%	12.3%	13.5%	12.1%
Specialty Services	15.8	17.4	15.8	19.3

The increase in the Medicaid Managed Care G&A expense ratio for the three and six months ended June 30, 2007 primarily reflects increased premium taxes. Premium taxes were $19.9 million and $38.1 million in the three and six months ended June 30, 2007, respectively, compared to $6.9 million and $11.2 million, respectively, for the comparable periods in 2006.

The decrease in the Specialty Services G&A ratio for the three and six months ended June 30, 2007 primarily reflects the overall leveraging of expense over higher revenues with the addition of OptiCare and Bridgeway in the last two quarters of 2006 and the growth of US Script’s business since the acquisition in 2006.

Gain on Sale of FirstGuard Missouri

The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007. Under the terms of the asset sale agreement, we received an initial payment upon the sale of FirstGuard Missouri resulting in a gain of $4.2 million in the first quarter of 2007. We recognized additional gain related to a final contingent payment in the second quarter of 2007 of $3.3 million. The goodwill associated with FirstGuard written off in the first quarter of 2007 as part of the transaction was $6.0 million.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $2.1 million and $3.0 million in the three and six months ended June 30, 2007, respectively, over the comparable periods in 2006.  The increase was primarily a result of an increase in market interest rates and larger investment balances.  The increases were offset by asset write-offs associated with the abandonment of the stock of our FirstGuard health plans of $0.7 million and $2.3 million in the three and six months ended June 30, 2007, respectively.  Interest expense increased $1.8 million and $2.9 million in the three and six months ended June 30, 2007, respectively, primarily from increased debt.

Income Tax (Benefit) Expense

During the second quarter of 2007 we recognized a tax benefit of $6.4 million associated with the abandonment of the stock of our Missouri health plan, resulting in net tax expense of $0.8 million, despite having $18.6 million of pre-tax income. During the first quarter of 2007, we recognized a tax benefit of $29.9 million associated with the abandonment of the stock of our Kansas health plan, resulting in a net tax benefit of $19.7 million, despite having $18.5 million of pre-tax income.  During the first quarter of 2007, we also recorded $4.2 million of income tax expense associated with the sale of FirstGuard Missouri. Excluding the effect of the Kansas and Missouri health plans stock deduction and the gain on sale of our Missouri health plan, our 2007 effective tax rate for both the three and six months ended June 30, 2007 was 38.0% compared to 35.9% and 37.2%, respectively, for the comparable periods in 2006.  The increase was due to the recognition of certain state tax credits in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility. Our total operating activities provided cash of $59.9 million in the six months ended June 2007 compared to $14.4 million in the comparable period in 2006. Both periods reflect an increase in premium and related receivables related to the June capitation payment from the State of Wisconsin.  The State holds this payment over their fiscal year-end and it was received in July along with the July capitation payment in both years. Medical claims liabilities increased $14.9 million in the 2007 first six months reflecting new business in Ohio and Texas, offset by the payment of Kansas and Missouri claims incurred in 2006.  We expect that the tax benefit we recorded associated with the abandonment of the stock of our Kansas and Missouri health plans will result in reduced income tax payments totaling approximately $21.0 million over the next several quarters.

Our investing activities used cash of $115.1 million in the six months ended June 30, 2007 compared to $100.4 million in the comparable period in 2006. Our investing activities in 2007 consisted primarily of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments. During 2006, our investing activities primarily consisted of the acquisition of US Script. Our investing activities in 2006 also included additions to the investment portfolios of our regulated subsidiaries. Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of June 30, 2007, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.6 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper, equity securities and instruments of the U.S. Treasury. The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $29.4 million and $23.5 million on capital assets in the six months ended June 30, 2007 and 2006, respectively, consisting primarily of software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions. We anticipate spending an additional $35 million on additional capital expenditures in 2007 primarily related to system upgrades and market expansions.

We have been pursuing a redevelopment project in the City of Clayton, Missouri to accommodate office expansion plans associated with future company growth.  In July 2007, we announced we would consider other alternatives due to our current inability to acquire all the real estate necessary for the project in Clayton.

Our financing activities provided cash of $20.7 million and $70.0 million in the six months ended June 30, 2007 and 2006, respectively. During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes as discussed below. During 2006, our financing activities primarily related to proceeds from borrowings under our credit facility. These borrowings were used primarily for the acquisition of US Script.

At June 30, 2007, we had negative working capital, defined as current assets less current liabilities, of $(10.5) million, as compared to $63.9 million at December 31, 2006.  Our working capital is negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $279.8 million at June 30, 2007 and $338.0 million at December 31, 2006. Long-term investments were $313.9 million at June 30, 2007 and $170.7 million at December 31, 2006, including restricted deposits of $26.2 million and $25.3 million, respectively. At June 30, 2007, cash and investments held by our unregulated entities totaled $65.8 million while cash and investments held by our regulated entities totaled $527.9 million.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio. The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth. The agreement will expire in September 2011. As of June 30, 2007, we had no borrowings outstanding under the agreement and $24.5 million in letters of credit outstanding, leaving availability of $275.5 million. As of June 30, 2007, we were in compliance with all covenants.

In March 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014. In July 2007, the Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers. The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio. Interest will be paid semi-annually beginning in October 2007. We used a portion of the net proceeds from the offering to refinance approximately $150.0 million of our existing indebtedness which was outstanding under our revolving credit facility. The additional proceeds will be used for general corporate purposes. As of June 30, 2007, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 31, 2007, but we reserve the right to suspend or discontinue the program at any time. During the six months ended June 30, 2007, we repurchased 150,600 shares at an average price of $21.45. We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities. No securities have been issued under the shelf registration. We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

During the six months ended June 30, 2007, we received dividends of $38.2 million for the excess regulatory capital remaining in our Kansas and Missouri health plans.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the six months ended June 30, 2007. Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2007, our subsidiaries had aggregate statutory capital and surplus of $271.4 million, compared with the required minimum aggregate statutory capital and surplus requirements of $162.6 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2007, all of our health plans were in compliance with the risk-based capital requirements enacted in their respective states.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of June 30, 2007, we had short-term investments of $43.4 million and long-term investments of $313.9 million, including restricted deposits of $26.2 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, equity securities, asset-backed securities, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2007, the fair value of our fixed income investments would decrease by approximately $3.5 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

As previously disclosed, two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006, and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, which we refer to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of our common stock from April 25, 2006 through July 17, 2006, that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of our common stock, which subsequently dropped after the issuance of a press release announcing our preliminary fiscal 2006 second quarter earnings and revised guidance. We filed a motion to dismiss the Consolidated Lawsuit. On June 29, 2007, the motion to dismiss was granted.  The period for the filing of appeals has not yet expired.

        Additionally, in August 2006, a separate derivative action was filed on behalf of Centene Corporation against us and certain of our officers and directors in the Eastern District Court. Plaintiff purported to bring suit derivatively on behalf of the Company against the Company’s directors for breach of fiduciary duties, gross mismanagement and waste of corporate assets by reason of the directors’ alleged failure to correct the misstatements alleged in the Consolidated Lawsuit discussed above. The derivative complaint largely repeated the allegations in the Consolidated Lawsuit. Based on discussions that have been held with plaintiff’s counsel, it is our understanding that plaintiff did not intend to pursue this action unless the Consolidated Lawsuit proceeded past the dismissal stage. The derivative action has been dismissed.

We routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of any of these matters individually, or in the aggregate, to have a material effect on our financial position or results of operations.

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

For example, in August 2006, the Centers for Medicare & Medicaid Services, or CMS, published a second interim final rule regarding the estimation and recovery of improper payments made under Medicaid and SCHIP. This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and SCHIP and create national and state specific error rates.  States must provide information to measure improper payments in Medicaid managed care, as well as in fee-for-service Medicaid. Each state will be selected for review once every three years for each program. States are required to repay CMS the federal share of any overpayments identified.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 to reduce the size of the federal deficit. The Act reduces federal spending by nearly $40 billion over 5 years, including a $5 billion reduction in Medicaid. The Act reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits. This law may also lead to lower Medicaid reimbursements in some states. The Bush administration’s budget proposal for fiscal year 2008 proposes cutting Medicaid funding by $25.7 billion in funding reductions over five years. Additionally, the Bush administration’s 2008 budget for SCHIP provides for yearly allotments at the fiscal year 2007 levels, plus an additional $5 billion over the five-year period, which some believe will result in a funding shortfall. States also periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI. In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility.

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

The authorization for SCHIP expires at the end of federal fiscal year 2007. We cannot guarantee that federal funding of SCHIP will be reauthorized and if it is, what changes might be made to the program following reauthorization. If SCHIP is not reauthorized by September 30, 2007, we anticipate that Congress will pass legislation that will freeze federal funding at the current 2007 levels. Congress began the reauthorization process in early February 2007. At this time, it is not clear whether the relevant congressional committees of jurisdiction over this program will be able to reach agreement on an SCHIP reauthorization package that could cost $50 billion in additional federal spending.

Several states have faced shortfalls in federal SCHIP funding, which could have an impact on our business.

States receive matching funds from the federal government to pay for their SCHIP programs, which matching funds have a per state annual cap. It had been predicted that two states in which we have SCHIP contracts, Georgia and New Jersey, would spend all of their federal allocation for fiscal year 2007 prior to the end of the year. In December 2006, Congress passed legislation that redistributed funds that were not spent in prior years to the states that were facing these shortfalls. The Congressional Research Service estimated that this legislation would delay the shortfall to the first part of May 2007. On May 25, 2007, President Bush signed a bill that allocates $650 million to cover the SCHIP shortfalls.  It therefore does not currently appear that any states in which we have SCHIP contracts will suffer a shortfall in fiscal year 2007.  However, because they have funding caps, there is a risk that these states could experience shortfalls in future years, which could have an impact on our ability to receive amounts owed to us from these states.

If our Medicaid and SCHIP contracts are terminated or are not renewed, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire between August 31, 2007 and December 31, 2010. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the state would not be renewed or extended, and as a result, our contract ended on December 31, 2006. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. For example, the Indiana contract under which we operate can be terminated by the State without cause. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

On May 29, 2007, CMS issued a final rule that would reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding. By restricting the use of intergovernmental transfers, this rule may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.  On May 25, 2007, President Bush signed an Iraq war supplemental spending bill that includes a one-year moratorium on the effectiveness of the final rule.  We cannot predict whether the rule will ever be implemented and if it is, what impact it will have on our business.

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

Our medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR. We estimate our IBNR medical expenses monthly based on a number of factors. Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change. We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations. For example, in the three months ended June 30, 2006 we adjusted our IBNR by $9.7 million for adverse medical cost development from the first quarter of 2006. In addition, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liabilities. For example, we commenced operations in the Atlanta and Central regions of Georgia on June 1, 2006 and the Southwest region of Georgia on September 1, 2006 and have based our estimates on state provided historical actuarial data and limited actual incurred and received data. From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

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

We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and operating results. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and require significant attention from our management. For example, in 2006, we were named in two securities class action lawsuits that have now been dismissed. In addition, we may in the future be the target of similar litigation. As with other litigation, securities litigation could be costly and time consuming, require significant attention from our management and could harm our business and operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) Second Quarter 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	41,500	$21.52	41,500	3,523,000
May 1 – May 31, 2007	20,000	21.61	20,000	3,503,000
June 1 – June 30, 2007	51,000	20.61	51,000	3,452,000
TOTAL	112,500	$21.12	112,500	3,452,000

(1) On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2007. During the three months ended June 30, 2007, we did not repurchase any shares other than through this publicly announced program.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on April 24, 2007. At the meeting, Steve Bartlett and Tommy Thompson were re-elected as Class II Directors. The votes with respect to each nominee are set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Mr. Bartlett	39,761,305	751,616
Mr. Thompson	35,423,568	5,089,353

Additional directors of the Company whose terms of office continued after the meeting are Richard A. Gephardt, Robert K. Ditmore, Fredrick H. Eppinger, Michael F. Neidorff, David L. Steward, and John R. Roberts.

Also at the meeting, the following actions were taken:

•	the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified;
•	amendments to the 2003 Stock Incentive Plan were approved; and
•	the 2007 Long-Term Incentive Plan was approved.

The votes are set forth below:

	Total Vote For	Total Vote Against	Total Vote Abstain	Total Broker Non-Votes
KPMG LLP	40,277,416	225,228	10,277	2,958,043
2003 Stock Incentive Plan	31,868,172	5,173,398	18,100	6,411,294
2007 Long-Term Incentive Plan	32,595,557	4,452,961	11,153	6,411,293

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

4.1
Amendment No. 1 to Rights Agreement by and between Centene Corporation and Mellon Investor Services LLC, as right agent, dated April 23, 2007, incorporated herein by reference to Exhibit 4.1 of Form 8-K filed April 26, 2007.

4.2
Indenture for the 7 ¼ % Senior Notes due 2014 dated March 22, 2007 among Centene Corporation and The Bank of New York Trust Company, N.A., as trustee, incorporated herein by reference to Exhibit 4.3 of Form S-4 filed May 11, 2007.

10.1	Notice of Renewal for fiscal year 2008 between Peach State Health Plan, Inc. and Georgia Department of Community Health.

10.2	Amendment to the Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.3	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 26, 2007.

10.4	Centene Corporation 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed April 26, 2007.

10.5	Form of Executive Severance and Change in Control Agreement, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 23, 2005.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 24, 2007.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ERIC R. SLUSSER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ J. PER BRODIN
Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)