Form 10-Q
period 2007-09-30
CENTENE CORP
filed 2007-10-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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
  Yes  [ ]    No  [X]

As of October 15, 2007, the registrant had 43,526,414 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,048	$271,047
Premium and related receivables	84,813	91,664
Short-term investments, at fair value (amortized cost $48,312 and $67,199, respectively)	48,095	66,921
Other current assets	42,496	22,189
Total current assets	450,452	451,821
Long-term investments, at fair value (amortized cost $288,732 and $146,980, respectively)	289,608	145,417
Restricted deposits, at fair value (amortized cost $26,667 and $25,422, respectively)	26,804	25,265
Property, software and equipment, net	139,671	110,688
Goodwill	133,151	135,877
Other intangible assets, net	13,829	16,202
Other assets	32,725	9,710
Total assets	$1,086,240	$894,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$316,617	$280,441
Accounts payable and accrued expenses	102,728	72,723
Unearned revenue	44,496	33,816
Current portion of long-term debt	998	971
Total current liabilities	464,839	387,951
Long-term debt	201,140	174,646
Other liabilities	11,712	5,960
Total liabilities	677,691	568,557
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,496,447 and 43,369,918 shares, respectively	44	44
Additional paid-in capital	217,746	209,340
Accumulated other comprehensive income:
Unrealized gain (loss) on investments, net of tax	493	(1,251)
Retained earnings	190,266	118,290
Total stockholders’ equity	408,549	326,423
Total liabilities and stockholders’ equity	$1,086,240	$894,980

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues:
Premium	$730,253	$610,661	$2,087,219	$1,522,302
Service	19,696	20,588	61,303	59,318
Total revenues	749,949	631,249	2,148,522	1,581,620
Expenses:
Medical costs	592,128	501,350	1,702,396	1,263,251
Cost of services	13,622	15,373	45,922	45,278
General and administrative expenses	121,139	99,984	350,601	239,647
Impairment loss	—	81,098	—	81,098
Gain on sale of FirstGuard Missouri	—	—	(7,472)	—
Total operating expenses	726,889	697,805	2,091,447	1,629,274
Earnings (loss) from operations	23,060	(66,556)	57,075	(47,654)
Other income (expense):
Investment and other income	6,352	4,625	16,801	12,056
Interest expense	(4,171)	(3,082)	(11,516)	(7,536)
Earnings (loss) before income taxes	25,241	(65,013)	62,360	(43,134)
Income tax expense (benefit)	9,305	6,180	(9,569)	14,328
Net earnings (loss)	$15,936	$(71,193)	$71,929	$(57,462)

Earnings per share:
Basic earnings (loss) per common share	$0.37	$(1.65)	$1.65	$(1.33)
Diluted earnings (loss) per common share	$0.36	$(1.65)	$1.61	$(1.33)

Weighted average number of shares outstanding:
Basic	43,532,832	43,219,053	43,528,201	43,126,062
Diluted	44,628,560	43,219,053	44,787,981	43,126,062

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net earnings (loss)	$71,929	$(57,462)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities —
Depreciation and amortization	20,381	15,286
Stock compensation expense	11,753	11,168
Impairment loss	—	87,091
Deferred income taxes	(859)	(4,493)
Gain on sale of FirstGuard Missouri	(7,472)	—
Changes in assets and liabilities —
Premium and related receivables	6,855	(34,209)
Other current assets	(15,540)	2,705
Other assets	(934)	(455)
Medical claims liabilities	36,312	74,367
Unearned revenue	10,680	4,816
Accounts payable and accrued expenses	27,981	25,929
Other operating activities	3,666	(188)
Net cash provided by operating activities	164,752	124,555
Cash flows from investing activities:
Purchases of property, software and equipment	(41,774)	(39,494)
Purchases of investments	(464,378)	(235,501)
Sales and maturities of investments	341,450	200,155
Proceeds from asset sales	14,102	—
Investments in acquisitions and equity method investee, net of cash acquired	(26,425)	(66,921)
Net cash used in investing activities	(177,025)	(141,761)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,737	4,594
Proceeds from borrowings	202,000	83,359
Payment of long-term debt	(176,729)	(12,505)
Excess tax benefits from stock compensation	1,028	2,094
Common stock repurchases	(8,581)	(7,214)
Debt issue costs	(5,181)	—
Net cash provided by financing activities	16,274	70,328
Net increase in cash and cash equivalents	4,001	53,122
Cash and cash equivalents, beginning of period	271,047	147,358
Cash and cash equivalents, end of period	$275,048	$200,480

Interest paid	$4,480	$7,582
Income taxes paid	$6,965	$5,223

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services. Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI. The Company’s Specialty Services segment provides specialty services, including behavioral health, health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms.

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

3. Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)”, or EITF 06-3. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company is evaluating the provisions of EITF 06-3 as it applies to premium taxes. Premium taxes are assessed by certain states as a percentage of premiums paid to the Company by those states. Premium taxes of $58,827 and $25,011 for the nine months ended September 30, 2007 and 2006, respectively, were reported as a component of revenues and general and administrative expenses, or on a gross basis.  Effective with the reporting of our results for the fourth quarter of 2007, the Company intends to separately report premium taxes on the face of the statement of operations as a component of both revenues and operating expenses.

 The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority. As a result of the implementation of FIN 48, the Company recognized a $47 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of January 1, 2007, the Company had $3,114 of gross unrecognized tax benefits. Of this total, $888 (net of the federal benefit on state issues) would decrease income tax expense, if recognized, and the remainder would reduce goodwill.  Most of the amount that would reduce income tax expense, if recognized, relates to an audit in process and is expected to be resolved within the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. As of January 1, 2007, interest accrued was approximately $293, net of federal tax benefit. No penalties have been accrued. Additional interest accrued was $29 and $107 in the three and nine months ended September 30, 2007, respectively.

During the first quarter of 2007, the Company's liability for unrecognized tax benefits increased by $1,563, of which the entire amount would reduce income tax expense if recognized. The increase was related to the allocation of stock basis between FirstGuard Kansas and FirstGuard Missouri for purposes of an Internal Revenue Code, or IRC, Section 165 loss on the Company's investment in FirstGuard Kansas' stock to be recognized in the Company's 2007 federal and state returns.  During the second quarter of 2007, the Company also recorded an IRC Section 165 loss for the Company’s investment in FirstGuard Missouri stock and, accordingly, reversed the $1,563 unrecognized tax benefit as a reduction of income tax expense because the stock basis allocation was no longer relevant.

 The Company's federal income tax returns for 2004 through 2006 are open tax years. The Company files in numerous state jurisdictions with varying statutes of limitation. The Company's unrecognized state tax benefits are related to state returns open from 2002 through 2006.

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

The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007 and the Company received a final contingent payment in the second quarter of 2007 resulting in a total gain on the sale of $7,472 in 2007. Goodwill associated with FirstGuard written off as part of the transaction was $5,995.

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

The Company has incurred $8,683 of FirstGuard exit costs consisting primarily of lease termination fees and employee severance costs.  The exit costs included $6,202 incurred in 2006, of which $3,027 was accrued at December 31, 2006. During the nine months ended September 30, 2007, the Company incurred an additional $2,481 of exit costs and made payments of $5,134. At September 30, 2007, the remaining accrual for these costs was $374.  The Company also contributed $3,000 of the sale proceeds received in the second quarter to its charitable foundation.

The Company continues to wind-down the operations of FirstGuard Kansas and Missouri, consisting principally of the payment of medical claims incurred in 2006.  The Company expects to report its FirstGuard results as discontinued operations upon completion of substantially all of these claims payments.

5. Acquisitions

In July 2007, the Company acquired a 49% minority ownership interest in Access Health Solutions, LLC, or Access, a Medicaid managed care entity in Florida.  Under the terms of the transaction, the Company has an option to acquire the remaining interest in Access at a future date.  The Company accounts for its investment in Access using the equity method of accounting.

Effective April 20, 2007, the Company acquired PhyTrust of South Carolina, LLC, or PhyTrust, a physician-driven company providing service as a Medicaid Medical Home Network.  The results of operations for PhyTrust are included in the consolidated financial statements since April 20, 2007.  Pro forma disclosures related to the acquisition have been excluded as immaterial.

6. Debt

In March 2007, the Company issued $175,000 aggregate principal amount of 7 ¼% Senior Notes due April 1, 2014, or the Notes. The Notes have been registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with the initial purchasers. The indenture governing the Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually beginning in October 2007.

At September 30, 2007, total debt outstanding was $202,138, including current maturities of $998. The total debt outstanding consisted of $175,000 under the Notes, $20,482 of debt secured by real estate and $6,656 of capital leases.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings (loss)	$15,936	$(71,193)	$71,929	$(57,462)
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,532,832	43,219,053	43,528,201	43,126,062
Common stock equivalents (as determined by applying the treasury stock method)	1,095,728	—	1,259,780	—
Weighted average number of common shares and potential dilutive common shares outstanding	44,628,560	43,219,053	44,787,981	43,126,062

Basic earnings (loss) per common share	$0.37	$(1.65)	$1.65	$(1.33)

Diluted earnings (loss) per common share	$0.36	$(1.65)	$1.61	$(1.33)

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2007 excludes the impact of 2,576,042 and 2,571,841 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

8. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. In October 2007, the repurchase program was extended through October 31, 2008, but the Company reserves the right to suspend or discontinue the program at any time.  During the nine months ended September 30, 2007, the Company repurchased 425,200 shares at an average price of $20.18 and an aggregate cost of $8,581.

9. Contingencies

During the 2007 second quarter, the Company’s subsidiary, Peach State Health Plan, received notice from the Georgia Department of Community Health that it was levying a $3,700 fine for alleged violations of the prior authorization timeliness provisions contained in the Company’s Medicaid contract with the state.  The Company provided additional clarifying information regarding the alleged violations through an appeal process and received notice of a reduced sanction in September 2007.  The Company has accrued its estimate of the final amount to be settled.

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

Segment information for the three months ended September 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$687,801	$62,148	$—	$749,949
Revenue from internal customers	19,841	105,225	(125,066)	—
Total revenue	$707,642	$167,373	$(125,066)	$749,949

Earnings from operations	$15,574	$7,486	$—	$23,060

Segment information for the three months ended September 30, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$581,371	$49,878	$—	$631,249
Revenue from internal customers	24,511	73,620	(98,131)	—
Total revenue	$605,882	$123,498	$(98,131)	$631,249

Earnings (loss) from operations	$(69,008)	$2,452	$—	$(66,556)

Segment information for the nine months ended September 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,966,129	$182,393	$—	$2,148,522
Revenue from internal customers	58,427	310,727	(369,154)	—
Total revenue	$2,024,556	$493,120	$(369,154)	$2,148,522

Earnings from operations	$38,736	$18,339	$—	$57,075

Segment information for the nine months ended September 30, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,444,413	$137,207	$—	$1,581,620
Revenue from internal customers	67,513	140,100	(207,613)	—
Total revenue	$1,511,926	$277,307	$(207,613)	$1,581,620

Earnings (loss) from operations	$(52,339)	$4,685	$—	$(47,654)

11. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings (loss)	$15,936	$(71,193)	$71,929	$(57,462)
Reclassification adjustment, net of tax	1	8	105	71
Change in unrealized gain on investments, net of tax	1,538	912	1,639	327
Total comprehensive earnings (loss)	$17,475	$(70,273)	$73,673	$(57,064)

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

Our third quarter performance for 2007 is summarized as follows:

—	Quarter-end Medicaid Managed Care membership of 1,137,300.
—	Total revenues of $749.9 million, an 18.8% increase over the comparable period in 2006.
—	Medicaid and SCHIP health benefits ratio, or HBR, of 79.0%, SSI HBR of 89.6%, Specialty Services HBR of 81.7%.
—	Medicaid Managed Care general and administrative, or G&A, expense ratio of 13.6% and Specialty Services G&A ratio of 15.1%.
—	Operating earnings of $23.1 million.
—	Diluted earnings per share of $0.36.
—	Operating cash flows of $104.9 million.

Over the last year, we have experienced revenue growth in our Medicaid Managed Care segment. The following new contracts contributed to our growth:

—	In February 2007, we began managing care for SSI recipients in the San Antonio and Corpus Christi markets of Texas with 32,500 members at September 30, 2007.
—
In January, February, March and April 2007, we began managing care for SSI members in the Northeast, Southwest, Northwest and East Central regions of Ohio, respectively, with 19,900 members at September 30, 2007.

—	In July 2006, we entered seven new counties in the East Central market of Ohio, and in October 2006, we entered 17 new counties in the Northwest market of Ohio.
—	In September 2006, we expanded operations in Texas to include Medicaid and SCHIP members in the Corpus Christi, Austin and Lubbock markets, with 27,300 members at September 30, 2007.

We have opportunities to expand our operations, through the following acquisitions and new contract awards:

—
In July 2007, we acquired a minority ownership interest in Access Health Solutions, LLC, or Access, providing managed care for Medicaid recipients in Florida, with 86,900 members at September 30, 2007.

—
In April 2007, we acquired PhyTrust of South Carolina, LLC, or PhyTrust, a physician-driven company providing service as a Medicaid Medical Home Network.  At September 30, 2007, our non-risk membership in South Carolina was 29,300 members.  Additionally, we plan to begin participating in the rollout of the state’s conversion to at-risk managed care in late 2007.

—
During the first quarter of 2007, we finalized the contractual terms of the Comprehensive Health Care for Children in Foster Care program award with the Texas Health and Human Services Commission, or HHSC. This statewide program will provide managed care services to participants in the Texas Foster Care program. The State of Texas has announced that membership operations are expected to commence April 1, 2008.

The following new contract contributed to the growth in our Specialty Services segment:

—
Effective October 1, 2006, we began performing under our contract with the Arizona Health Care Cost Containment System to provide long-term care services in the Maricopa, Yuma and LaPaz counties in Arizona.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change 2006-2007	2007	2006	% Change 2006-2007

Premium revenue	$730.2	$610.6	19.6%	$2,087.2	$1,522.3	37.1%
Service revenue	19.7	20.6	(4.3)%	61.3	59.3	3.3%
Total revenues	749.9	631.2	18.8%	2,148.5	1,581.6	35.8%
Medical costs	592.1	501.3	18.1%	1,702.4	1,263.3	34.8%
Cost of services	13.6	15.4	(11.4)%	45.9	45.3	1.4%
General and administrative expenses	121.1	100.0	21.2%	350.6	239.7	46.3%
Impairment loss	—	81.1	—%	—	81.1	—%
Gain on sale of FirstGuard Missouri	—	—	—%	(7.5)	—	—%
Earnings (loss) from operations	23.1	(66.6)	—%	57.1	(47.8)	—%
Investment and other income, net	2.1	1.5	41.3%	5.2	4.6	16.9%
Earnings (loss) before income taxes	25.2	(65.1)	—%	62.3	(43.2)	—%
Income tax (benefit) expense	9.3	6.1	50.6%	(9.6)	14.3	—%
Net earnings (loss)	$15.9	$(71.2)	—%	$71.9	$(57.5)	—%

Diluted earnings (loss) per common share	$0.36	$(1.65)	—%	$1.61	$(1.33)	—%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans. We receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members. Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenues and general and administrative expenses (gross).  Premium taxes totaled $20.7 million and $58.8 million in the three and nine months ended September 30, 2007, respectively, compared to $13.8 million and $25.0 million for the comparable periods in 2006.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries. Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data. These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

For the nine months ended September 30, 2007, segment revenue from external customers increased to $1,966.1 million from $1,444.4 million in the same prior year period.  The increase is primarily due to nine months of Georgia operations in 2007, compared to four months in 2006, and a higher mix of SSI membership.  The premium revenue for SSI members is higher than Medicaid / SCHIP members.  For example, in Ohio, the per member per month, or pmpm, premium for SSI members averages approximately $1,100. In Texas, the SSI pmpm averages approximately $460.  The pmpm revenue for our Medicaid / SCHIP members averages approximately $190. The revenue associated with our Kansas and Missouri health plans was $83.8 million and $237.4 million for the three and nine months ended September 30, 2006, respectively. The following table sets forth our membership by state in our Medicaid Managed Care segment:

	September 30,
	2007	2006
Georgia	286,200	252,600
Indiana	156,300	198,100
New Jersey	58,300	59,100
Ohio	127,500	88,300
South Carolina	29,300	—
Texas	347,000	259,900
Wisconsin	132,700	167,100
Subtotal	1,137,300	1,025,100

Kansas and Missouri	—	144,600
Total	1,137,300	1,169,700

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	September 30,
	2007	2006
Medicaid	841,600	818,000
SCHIP	223,500	189,100
SSI	72,200	18,000
Subtotal	1,137,300	1,025,100

Kansas and Missouri Medicaid/SCHIP members	—	144,600
Total	1,137,300	1,169,700

From September 30, 2006 to September 30, 2007, our membership declined primarily as a result of the conclusion of our operations in Kansas and Missouri, offset by increases in Georgia, Ohio, South Carolina and Texas. We increased our Medicaid membership in Ohio by adding members under our new contract in the Northwest region. We also increased our SSI membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members. In Texas, we increased our membership through new Medicaid, SCHIP and SSI contracts in the Corpus Christi, San Antonio, Austin, and Lubbock markets. Our membership decreased in Wisconsin because of more stringent state eligibility requirements for the Medicaid and SCHIP programs, eligibility administration issues and the termination of certain physician contracts associated with a high cost hospital system. Our membership decreased in Indiana primarily due to adjustments made to our provider network made in connection with our new state-wide contract as well as the termination of certain non-exclusive physician contracts. Our membership in South Carolina is currently on a non-risk basis. In Florida, Access serves 86,900 members on a non-risk basis.

2.	Premium rate increases

During the nine months ended September 30, 2007, we received premium rate increases ranging from 1.9% to 10.1%, or 2.7% on a composite basis across our markets.  Our Texas subsidiary received a rate increase of 13.0%, effective September 2007, of which 11.1% is a pass through to providers as part of a settlement between the state and certain types of providers.  We consider the net increase, 1.9%, to be our effective rate increase.

3.	Specialty Services segment growth

For the nine months ended September 30, 2007, segment revenue from external customers was $182.4 million compared to $137.2 million for the same prior year period.  In July 2006, we began offering managed vision care through our acquisition of OptiCare. In October 2006, our subsidiary, Bridgeway Health Solutions, began performing under our long-term care contract in Arizona. The increase in segment revenue over 2006 was driven primarily by both OptiCare and Bridgeway.  At September 30, 2007, our behavioral health company, Cenpatico, provided behavioral health services to 99,000 members in Arizona and 35,600 members in Kansas, compared to 94,500 members in Arizona and 37,500 members in Kansas at September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Medicaid and SCHIP	79.0%	82.0%	80.5%	82.8%
SSI	89.6	84.1	88.2	86.2
Specialty Services	81.7	82.9	78.9	83.5

Our Medicaid and SCHIP HBR for the three and nine months ended September 30, 2007 were 79.0% and 80.5%, respectively, a decrease of 3.0% and 2.3% over 2006. The decrease is primarily attributable to increased premium yield and the effect of higher premium taxes combined with a moderating medical cost trend.  Sequentially, our Medicaid and SCHIP HBR decreased from 80.6% in the 2007 second quarter to 79.0% because of higher premium yield combined with a continued moderate medical cost trend.

The increase in the SSI HBR for the three and nine months ended September 30, 2007 reflects the new business in our Ohio and Texas health plans, partially offset by the effect of higher premium taxes.

The decrease in our Specialty Services HBR for the three and nine months ended September 30, 2007 is caused by the diversification of business in that segment.

Cost of Services

Our cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager’s external revenues. Cost of services also includes all direct costs to support the functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses related to facilities and equipment used to provide services.

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs related to our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. Premium taxes are also classified as G&A expenses.  G&A increased in the three months ended September 30, 2007 over the comparable period in 2006 primarily due to premium taxes as well as expenses for additional facilities and staff to support our growth.  In the third quarter of 2006, in conjunction with the impairment analysis discussed below, an impairment loss of $6.0 million was recorded for FirstGuard identifiable intangible assets and was recorded as a general and administrative expense under the Medicaid Managed Care segment.

Our G&A expense ratio represents G&A expenses as a percentage of total revenues and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Medicaid Managed Care	13.6%	13.1%	13.5%	12.5%
Specialty Services	15.1	17.0	15.5	18.3

The increase in the Medicaid Managed Care G&A expense ratio for the three and nine months ended September 30, 2007 primarily reflects increased premium taxes.  Premium taxes were $20.7 million and $58.8 million in the three and nine months ended September 30, 2007, respectively, compared to $13.8 million and $25.0 million, respectively, for the comparable periods in 2006.  The increase for the three months ended September 30, 2007 also includes the effect of our start-up costs in South Carolina and for our Texas Foster Care product, offset by the effect of the 2006 third quarter FirstGuard impairment charge.

The decrease in the Specialty Services G&A ratio for the three and nine months ended September 30, 2007 primarily reflects the overall leveraging of expense over higher revenues with the additions of Bridgeway and OptiCare, and the growth of US Script’s business since the acquisition in January 2006.

Impairment Loss

In August 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, our wholly owned subsidiary, received notification from the Kansas Health Policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed. As a result of the notification from the Kansas Health Policy Authority, we conducted an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompassed both the FirstGuard Kansas and FirstGuard Missouri health plans.  The fair value of the FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value.  The impairment analysis resulted in a goodwill impairment of $81.1 million recorded as impairment loss in the consolidated statement of operations in the third quarter of 2006.  The goodwill impairment was not deductible for tax purposes; however, a tax benefit for the abandonment of the stock of FirstGuard was realized in 2007.

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

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments and interest expense on our debt. Investment and other income increased $1.7 million and $4.7 million in the three and nine months ended September 30, 2007, respectively, over the comparable periods in 2006.  The increase was primarily a result of larger investment balances.  The increase in the nine months ended September 30, 2007, was offset by $2.3 million in asset write-offs associated with the abandonment of the stock of our FirstGuard health plans.  Interest expense increased $1.1 million and $4.0 million in the three and nine months ended September 30, 2007, respectively, primarily from increased debt.

Income Tax (Benefit) Expense

We recognized a tax benefit of $9.6 million for the nine months ended September 30, 2007, despite having $62.4 million of pre-tax income.  The 2007 provision includes tax benefits related to the stock abandonment of our FirstGuard health plans as well as tax expense related to the gain on the sale of our FirstGuard Missouri health plan.  Our effective tax rate for the 2007 nine month period is 37.5% excluding these transactions.  We recognized $14.3 million of income tax expense for the nine months ended September 30, 2006 despite having a pre-tax loss of $43.1 million.  The 2006 pre-tax loss included a non-deductible goodwill impairment charge.  Our effective tax rate for the 2006 nine month period was 38% excluding the effect of this charge.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $164.8 million in the nine months ended September 2007 compared to $124.6 million in the comparable period in 2006.  Medical claims liabilities increased $36.3 million in the first nine months of 2007 reflecting new business in Ohio and Texas, offset by the payment of Kansas and Missouri claims incurred in 2006.  We expect that the tax benefit we recorded associated with the abandonment of the stock of our Kansas and Missouri health plans will result in reduced income tax payments totaling approximately $11.4 million over the next two quarters.

Our investing activities used cash of $177.0 million in the nine months ended September 30, 2007 compared to $141.8 million in the comparable period in 2006.  Our investing activities in 2007 consisted primarily of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.  During 2006, our investing activities primarily consisted of the acquisition of US Script. Our investing activities in 2006 also included additions to the investment portfolios of our regulated subsidiaries.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of September 30, 2007, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.0 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, insurance contracts, commercial paper, equity securities and instruments of the U.S. Treasury.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $41.8 million and $39.5 million on capital assets in the nine months ended September 30, 2007 and 2006, respectively, consisting primarily of software and hardware upgrades, and furniture, equipment and leasehold improvements related to office and market expansions.  We anticipate spending an additional $17 million on additional capital expenditures in 2007 primarily related to system upgrades and market expansions.

We have been pursuing a redevelopment project in the City of Clayton, Missouri to accommodate office expansion plans associated with future company growth.  In July, 2007 we announced we would consider other alternatives due to our current inability to acquire all the real estate necessary for the project in Clayton.  In September 2007, we announced the signing of a letter of intent to locate our corporate headquarters in downtown St. Louis, Missouri.  We expect to be a joint venture partner in the entity that will develop the relevant properties and that the other partners will serve as project developers and coordinate the project financing.

Our financing activities provided cash of $16.3 million and $70.3 million in the nine months ended September 30, 2007 and 2006, respectively.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes as discussed below.  During 2006, our financing activities primarily related to proceeds from borrowings under our credit facility.  These borrowings were used primarily for the acquisition of US Script.

At September 30, 2007, we had negative working capital, defined as current assets less current liabilities, of $(14.4) million, as compared to $63.9 million at December 31, 2006.  Our working capital is negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $323.1 million at September 30, 2007 and $338.0 million at December 31, 2006.  Long-term investments were $316.4 million at September 30, 2007 and $170.7 million at December 31, 2006, including restricted deposits of $26.8 million and $25.3 million, respectively.  At September 30, 2007, cash and investments held by our unregulated entities totaled $45.9 million while cash and investments held by our regulated entities totaled $593.6 million.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of September 30, 2007, we had no borrowings outstanding under the agreement and $24.5 million in letters of credit outstanding, leaving availability of $275.5 million.  As of September 30, 2007, we were in compliance with all covenants.

In March 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014.  In July 2007, the Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually beginning in October 2007.  We used a portion of the net proceeds from the offering to refinance approximately $150.0 million of our existing indebtedness which was outstanding under our revolving credit facility.  The additional proceeds will be used for general corporate purposes.  As of September 30, 2007, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2007, the repurchase program was extended through October 31, 2008, but we reserve the right to suspend or discontinue the program at any time.  During the nine months ended September 30, 2007, we repurchased 425,200 shares at an average price of $20.18.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities.  No securities have been issued under the shelf registration.  We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

During the nine months ended September 30, 2007, we received dividends of $35.4 million for the excess regulatory capital remaining in our Kansas and Missouri health plans and dividends of $14.5 million from other regulated subsidiaries.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the nine months ended September 30, 2007.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2007, our subsidiaries had aggregate statutory capital and surplus of $286.8 million, compared with the required minimum aggregate statutory capital and surplus requirements of $177.4 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2007, all of our health plans were in compliance with the risk-based capital requirements enacted in their respective states.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of September 30, 2007, we had short-term investments of $48.1 million and long-term investments of $316.4 million, including restricted deposits of $26.8 million. The short-term investments consist of highly liquid securities with maturities between three and twelve months. The long-term investments consist of municipal, corporate and U.S. agency bonds, equity securities, asset-backed securities, life insurance contracts and U.S. Treasury investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, restricted deposits are classified as long-term regardless of the contractual maturity date. Our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2007, the fair value of our fixed income investments would decrease by approximately $5.1 million. Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in August 2007, the Centers for Medicare & Medicaid Services, or CMS, published a final rule regarding the estimation and recovery of improper payments made under Medicaid and SCHIP. This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and SCHIP and create national and state specific error rates.  States must provide information to measure improper payments in Medicaid and SCHIP for managed care and fee-for-service. Each state will be selected for review once every three years for each program. States are required to repay CMS the federal share of any overpayments identified.

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

Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under those programs, all of which could have a negative impact on our business. We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If SCHIP is not reauthorized, our business could suffer.

The authorization for SCHIP expired at the end of federal fiscal year 2007 (September 30, 2007). Congress has passed a continuing resolution that approved a six-week extension of SCHIP at 2007 funding levels.  If SCHIP is not reauthorized by mid-November when the continuing resolution expires, we cannot predict whether another continuing resolution will be passed.  Further, we cannot guarantee that federal funding of SCHIP will be reauthorized and if it is, what changes might be made to the program following reauthorization. President Bush and Congress have expressed differing views as to what should be contained in an SCHIP reauthorization bill.  It is unclear how and when these differences will be resolved and therefore we cannot predict the impact that reauthorization will have on our business, assuming SCHIP is reauthorized.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire between December 31, 2007 and December 31, 2010. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. For example, the Indiana contract under which we operate can be terminated by the State without cause. If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote time to these compliance initiatives.

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

For example, in August 2007 CMS issued guidance that imposes new requirements on states that cover children in families with incomes above 250% of the federal poverty level.  Under these new requirements, applicable states must provide assurances to CMS that the state has enrolled at least 95% of the Medicaid and SCHIP eligible children in the state who are in families with incomes below 200% of the federal poverty level in Medicaid or SCHIP and that the number of children insured through private employers has not decreased by more than two percentage points over the prior five year period.  Three states in which we have SCHIP contracts, Georgia, New Jersey and Wisconsin, are subject to these new regulations.  If they are unable to meet these new requirements, they will be unable to continue to cover children in families with incomes above 250% of the federal poverty level, which would likely decrease our membership in such states.  Many states object to these new requirements as unduly burdensome and likely to result in a decrease in the number of children covered by SCHIP, and some states, including New Jersey, are pursuing legal challenges against CMS in relation to these new requirements.  CMS expects states to comply with the new requirements within 12 months of the issuance of the guidance.  We cannot predict whether legal challenges to the new policy will be successful or whether the reauthorized version of SCHIP will expressly address these new requirements.  We cannot predict the impact these requirements will have on our revenue if changes are implemented in states in which we serve SCHIP beneficiaries.

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

Operations in a few states have accounted for most of our premium revenues to date. For example, our Medicaid contract with Kansas, which terminated December 31, 2006, together with our Medicaid contract with Missouri accounted for $317.0 million in revenue for the year ended December 31, 2006. If we were unable to continue to operate in any of our current states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. Our inability to continue to operate in any of the states in which we operate would harm our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) Third Quarter 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	77,100	$21.25	77,100	3,374,900
August 1 – August 31, 2007	197,500	18.80	197,500	3,177,400
September 1 – September 30, 2007	—	—	—	3,177,400
TOTAL	274,600	$19.49	274,600	3,177,400

(1) On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2008. During the three months ended September 30, 2007, we did not repurchase any shares other than through this publicly announced program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment to the Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc..

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 23, 2007.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ERIC R. SLUSSER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ J. PER BRODIN
Senior Vice President, Chief Accounting Officer and Treasurer (principal accounting officer)