Form 10-K
period 2007-12-31
CENTENE CORP
filed 2008-02-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-31826

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.
   Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2007, was $915.9 million.

As of February 8, 2008, the registrant had 43,663,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2008 annual meeting of stockholders are incorporated by reference in Part I, Item 1 and Part III, Items 10, 11, 12, 13 and 14.

Our trademark, service marks and trade names referred to in this filing include AirLogix, Bridgeway Health Solutions, Buckeye Community Health Plan, Cardium, Cenpatico Behavioral Health, Cenpatico Behavioral Health of Arizona, Centene, FirstGuard Health Plan, Managed Health Services, NurseWise, Nurtur, OptiCare, Peach State Health Plan, PhyTrust, ScriptAssist, Smart Start For Your Baby, Superior HealthPlan, Total Carolina Care, US Script and University Health Plans, among others.

PART I

Item 1.  Business

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income Program, or SSI.  Medicaid currently accounts for 74% of our membership, while SCHIP and SSI account for 20% and 6%, respectively.  Our Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries on market-based terms.  For the year ended December 31, 2007, our revenues from continuing operations, cash flow from operations, and net earnings were $2.9 billion, $202.2 million and $73.4 million, respectively.

Our Medicaid Managed Care membership totaled approximately 1.1 million as of December 31, 2007.  We currently have seven health plan subsidiaries offering healthcare services in Georgia, Indiana, New Jersey, Ohio, South Carolina, Texas and Wisconsin.  Additionally, effective in July 2007, we acquired a minority interest in Access Health Solutions, LLC, or Access, which provides managed care on a non-risk basis for Medicaid recipients in Florida.  We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.

We believe our local approach to managing our health plans, including provider and member services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities.  Our health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes.  We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

Our initial health plan commenced operations in Wisconsin in 1984.  We were organized in Wisconsin in 1993 as a holding company for our initial health plan and reincorporated in Delaware in 2001.  Our corporate office is located at 7711 Carondelet Avenue, St. Louis, Missouri 63105, and our telephone number is (314) 725-4477.  Our stock is publicly traded on the New York Stock Exchange under the ticker symbol “CNC.”

We maintain a website with the address www.centene.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this filing.  We make available, free of charge through our website, our Section 16 filings, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

INDUSTRY

We provide our services to organizations and individuals primarily through Medicaid, SCHIP and SSI programs.  The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid market was approximately $313 billion in 2005, and estimate the market will grow to $680 billion by 2016.  According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 2.9% in fiscal 2007 and states appropriated an increase of 6.3% for Medicaid in fiscal 2008 budgets.

Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities.  Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states.  The majority of funding is provided at the federal level.  Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards.  As a result, there are 56 Medicaid programs— one for each U.S. state, each U.S. territory and the District of Columbia.  Many states have selected Medicaid managed care as a means of delivering quality healthcare and controlling costs, including states that automatically enroll Medicaid recipients who don’t select a health plan.  We refer to these states as mandated managed care states.  Currently, 44 of the 56 programs, including each of the seven states in which we operate health plans, have mandated managed care for some or all of their Medicaid recipients.  Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level.  Historically, children have represented the largest eligibility group.

Established in 1972, and authorized by Title XVI of the Social Security Act, SSI covers low-income persons with chronic physical disabilities or behavioral health impairments.  SSI beneficiaries, including Aged, Blind or Disabled, or ABD, program beneficiaries, represent a growing portion of all Medicaid recipients.  In addition, SSI recipients typically utilize more services because of their critical health issues.

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

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare.  According to the Centers for Medicare and Medicaid Services, there were approximately seven million dual eligible enrollees in 2006.  These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing.  Dual eligibles also use more services due to their tendency to have more chronic health issues.  We serve dual eligibles through our SSI and long-term care programs, and beginning in 2008, through Special Needs Plans.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives.  Continued pressure on states’ Medicaid budgets should cause public policy to recognize the value of managed care as a means of delivering quality healthcare and effectively controlling costs.  A growing number of states, including each of the seven states in which we operate health plans, have mandated that their Medicaid recipients enroll in managed care plans.  Other states are considering moving to a mandated managed care approach.  As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the Medicaid, SCHIP and SSI populations.  We believe our approach and strategy enable us to be a growing participant in this market.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance.  We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings.  We entered the Wisconsin market in 1984, the Indiana market in 1995, the Texas market in 1999, the New Jersey market in 2002, the Ohio market in 2004, the Georgia market in 2006, and the South Carolina market in 2007.  We have also increased membership by acquiring Medicaid businesses, contracts and other related assets from competitors in existing markets, most recently in Ohio in 2005 and 2006.  Our Medicaid Managed Care membership totaled approximately 1.1 million as of December 31, 2007.  For the year ended December 31, 2007, we had revenue from continuing operations of $2.9 billion, representing a 40% CAGR since the year ended December 31, 2003.  We generated cash flow from operations of $202.2 million and net earnings of $73.4 million for the year ended December 31, 2007.

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

•
Diversified Business Lines.  We continue to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations.  In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance.  Through the utilization of a multi-business line approach, we are able to diversify our revenue and help control our medical costs.

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

OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on Medicaid and Medicaid-related services.  We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets.  We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions.  In 2006, we were awarded two regions in connection with Ohio’s statewide restructuring of its Medicaid managed care program, expanding the number of counties we serve from three to 27.  We also were awarded a Medicaid ABD contract in four regions in Ohio.  In Texas, we expanded our operations to the Corpus Christi market in 2006 and began managing care for SSI recipients in February 2007.  We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets or by enlisting additional providers.  For example, in 2005 and 2006, we acquired certain Medicaid-related assets in Ohio. In 2006, we began serving members within a long-term care plan in Arizona.  In 2008, we began serving Medicare members within Special Needs Plans in Arizona, Ohio, Texas and Wisconsin.

•
Diversify Business Lines.  We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue.  We are constantly evaluating new opportunities for expansion both domestically and abroad.  For instance, in October 2006, we commenced operations under our managed care program contracts to provide long-term care services in Arizona, and in January 2006, we completed the acquisition of US Script, a pharmacy benefits manager.  We are also considering other premium based or fee-for-service lines of business that would provide additional diversity.  We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems.  We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs.  We work to assist the states in which we operate in addressing the operating challenges they face.  We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation.  For example, in 2007, the Texas Health and Human Services Commission awarded us a contract for Comprehensive Health Care for Children in Foster Care, a new statewide program providing managed care services to participants in the Texas Foster Care program.  In 2005, we began performing under our contracts with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.  Effective January 1, 2005, we were awarded a behavioral health contract to serve SCHIP members in Kansas.  By helping states structure an appropriate level and range of Medicaid, SCHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets where Enrollment is Mandated.  We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations.  We expect to focus expansion on states where Medicaid recipients are mandated to enroll in managed care organizations, because we believe member enrollment levels are more predictable in these states.  For example, effective June 1, 2006, we began managing care for Medicaid and SCHIP members in Georgia.  In addition, we focus our attention on states converting to managed care.  For example, in 2007, we entered the South Carolina market and in December 2007, we began participating in the state’s conversion to at-risk managed care.

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

•
Maintain Operational Discipline.  We monitor our cost trends, operating performance, regulatory relationships and the Medicaid political environment in our existing markets.  We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency.  We may divest contracts or health plans in markets where the state’s Medicaid environment, over a long-term basis, does not allow us to meet our targeted performance levels.  We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management and finance personnel in significant cases.  Our financial management teams evaluate the financial impact of proposed changes in provider relationships.  We also conduct monthly reviews of member demographics for each health plan.

MEDICAID MANAGED CARE

Health Plans

We have regulated subsidiaries offering healthcare services in each state we serve.  The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2007	Market Share (1)	Membership at December 31, 2007
Georgia	Peach State Health Plan	2006	90	30.0%	287,900
Indiana	Managed Health Services	1995	92	27.8%	154,600
New Jersey	University Health Plans	2002	20	7.7%	57,300
Ohio	Buckeye Community Health Plan	2004	43	10.5%	128,700
South Carolina	Total Carolina Care	2007	44	5.0%	31,800
Texas	Superior HealthPlan	1999	217	21.1%	354,400
Wisconsin	Managed Health Services	1984	29	21.4%	131,900
__________________________________________
(1) Represents Medicaid and SCHIP membership as of December 31, 2007 as a percentage of total eligible Medicaid and SCHIP members in each state. SSI programs are excluded.

All of our revenue is derived from operations within the United States and its territories.  We generally receive a fixed premium per member per month pursuant to our state contracts.  Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of each year.  Our managed care subsidiaries in Georgia, Indiana, Ohio, Texas and Wisconsin had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2007.  Other financial information about our segments is found in Note 19 of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

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

•
Data-driven approaches to balance cost and verify eligibility.  Our Medicaid health plans have conducted enrollment processing and activities for state programs since 1984.  We seek to ensure effective enrollment procedures that move members into the plan, then educate them and ensure that they receive needed services as quickly as possible.  Our IT department has created mapping/translation programs for loading membership and linking membership eligibility status to all of Centene’s subsystems.

•
Establishment of realistic and meaningful expectations for quality deliverables.  We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of individuals covered through Medicaid, SCHIP and SSI programs.

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

•
Responsible collection and dissemination of utilization data.  We gather utilization data from multiple sources, allowing for an integrated view of our members’ utilization of services.  These sources include medical and behavioral health claims and encounter data, pharmacy data, vision and dental vendor claims and authorization data from the authorization and case management system utilized by us to coordinate care.

•
Timely and accurate reporting.  Our information systems have reporting capabilities which have been instrumental in identifying the need for new and/or improved healthcare and specialty programs.  For state agencies, our reporting capability is important in demonstrating an auditable program.

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services.  Our locally-based staff assist members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

•	primary and specialty physician care	•	transportation assistance

•	inpatient and outpatient hospital care	•	vision care

•	emergency and urgent care	•	dental care

•	prenatal care	•	immunizations

•	laboratory and x-ray services	•	prescriptions and limited over-the-counter drugs

•	home health and durable medical equipment	•	therapies

•	behavioral health and substance abuse services	•	social work services

•	24-hour nurse advice line

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

•
Start Smart For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.  The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a provider for the infant and scheduling newborn follow-up visits.

•
EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services.  We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•
Life and Health Management Programs are designed to help members understand their disease and treatment plan and improve their wellness in a cost effective manner.  These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and pregnancy.  Our Specialty Services segment manages many of our life and health management programs.  Our SSI program uses a proprietary assessment tool that effectively identifies barriers to care, unmet functional needs, available social supports and the existence of behavioral health conditions that impede a member’s ability to maintain a proper health status.  Care coordinators develop individual care plans with the member and healthcare providers ensuring the full integration of behavioral, social and acute care services.  These care plans, while specific to an SSI member, incorporate “Condition Specific” practices in collaboration with physician partners and community resources.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers.  As of December 31, 2007, the health plans we currently serve contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Georgia	3,734	12,467	128
Indiana	790	2,935	63
New Jersey	1,379	4,091	69
Ohio	2,412	8,088	122
South Carolina	367	641	6
Texas	6,092	11,019	340
Wisconsin	1,925	4,632	67

Our network of primary care physicians is a critical component in care delivery, management of costs and the attraction and retention of new members.  Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and obstetricians and gynecologists.  Specialty care physicians provide medical care to members generally upon referral by the primary care physicians.  Specialty care physicians include, but are not limited to, orthopedic surgeons, cardiologists and otolaryngologists.  We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers.  Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice.  In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels.  We pay physicians under a fee-for-service, capitation arrangement, or risk-sharing arrangement.

•
Under our fee-for-service contracts with physicians, particularly specialty care physicians, we pay a negotiated fee for covered services.  This model is characterized as having no financial risk for the physician.  In addition, this model requires management oversight because our total cost may increase as the units of services increase or as more expensive services replace less expensive services.  We have prior authorization procedures in place that are intended to make sure that certain high cost diagnostic and other services are medically appropriate.

•
Under our capitated contracts, primary care physicians are paid a monthly fee for each of our members assigned to his or her practice and are at risk for all costs associated with primary and specialty physician and emergency room services.  In return for this payment, these physicians provide all primary care and preventive services, including primary care office visits and EPSDT services.  If these physicians also provide non-capitated services to their assigned members, they may receive payment under fee-for-service arrangements at standard Medicaid rates.

•
Under risk-sharing arrangements, physicians are paid under a capitated or fee-for-service arrangement.  The arrangement, however, contains provisions for additional bonus to the physicians or reimbursement from the physicians based upon cost and quality factors.  We often refer to these arrangements as Model 1 contracts.

We work with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs.  Our programs are also designed to help the physicians coordinate care outside of their offices.  In addition, we are governed by state prompt payment policies.

We believe our collaborative approach with physicians gives us a competitive advantage in entering new markets.  Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers.  This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base.  The following are among the services we provide to support physicians:

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

Our contracted physicians also benefit from several of the services offered to our members, including the CONNECTIONS, EPSDT case management and health management programs.  For example, the CONNECTIONS staff facilitates doctor/patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the health management programs assist physicians in managing their patients with chronic disease.

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health, health management, managed vision, nurse triage, pharmacy benefit management, and treatment compliance.  When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment.  Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit.

Quality Management

Our medical management programs focus on improving quality of care in areas that have the greatest impact on our members.  We employ strategies, including health management and complex case management, that are adjusted for implementation in our individual markets by a system of physician committees chaired by local physician leaders.  This process promotes physician participation and support, both critical factors in the success of any clinical quality improvement program.

We have implemented specialized information systems to support our medical quality management activities.  Information is drawn from our data warehouse, clinical databases and our membership and claims processing system, to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements.  Some examples of these intervention programs include:

•	Smart Start For Your Baby, a prenatal case management program aimed at helping women with high-risk pregnancies deliver full-term, healthy infants;

•	an emergency room diversion program to reduce the number of inappropriate emergency room visits; and

•	a health management program to improve the ability of those with asthma and their families to control their disease and thereby reduce the need for emergency room visits and hospitalizations.

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

Our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans.  Our membership and claims processing system is capable of expanding to support additional members in an efficient manner.  We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party.  This plan allows us complete access to the business resumption centers and hot-site facilities provided by the plan.

SPECIALTY SERVICES

Our Specialty Services segment is a key component of our healthcare enterprise and complements our core Medicaid Managed Care business.  The specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs.  Our specialty services are provided primarily through the following businesses:

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

•
Life and Health Management.  Our life and health management company, Nurtur Health (formerly AirLogix, Cardium Health and Work/Life Innovations), specializes in implementing life and health management programs that encourage healthy behaviors, promote healthier workplaces, improve productivity and reduce healthcare costs.  Specific focuses include chronic respiratory health management, cardiac health management, and work/life management.  Through its specialization in respiratory management, Nurtur Health uses self-care therapies, in-home interaction and informatics processes to deliver highly effective clinical results, enhanced patient-provider satisfaction and greater cost reductions in respiratory management.  Through a people centered, multi-disciplinary and integrated approach, Nurtur Health also uses primary health coaches, customized care plans, and disease-specific education to assist patients in achieving their health goals and deliver enhanced patient-provider satisfaction and greater cost reductions in chronic life and health management.  We acquired AirLogix in July 2005, Cardium Health in May 2006 and Work/Life Innovations in November 2007.  The combination of these three entities was completed in December 2007.

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

•
Nurse Triage.  NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year.  Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions.  Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours.  Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.  Call volume is based on membership levels and seasonal variation.  NurseWise operates in certain areas under the name Nurse Response.  NurseWise commenced operations in 1998.

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

Our internal Corporate Compliance website, accessible by all employees, contains our Business Ethics and Conduct Policy, our Mission, Values and Philosophies and Compliance Programs, a company-wide policy and procedure database and our toll-free hotline to allow employees or other persons to report suspected incidents of fraud, abuse or other violations.  The audit committee and the board of directors review a compliance report on a quarterly basis.

COMPETITION

We continue to face varying and increasing levels of competition as we expand in our existing service areas or enter new markets, as federal regulations require at least two competitors in each service area.  Healthcare reform proposals may cause a number of commercial managed care organizations to decide to enter or exit the Medicaid market.

In our business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

•
Medicaid Managed Care Organizations focus on providing healthcare services to Medicaid recipients.  These organizations consist of national and regional organizations, as well as smaller organizations that operate in one city or state and are owned by providers, primarily hospitals.

•
National and Regional Commercial Managed Care Organizations have Medicaid members in addition to members in private commercial plans.  Some of these organizations offer a range of specialty services including pharmacy benefits management, behavioral health management, health management, and nurse triage call support centers.

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

We also compete with other managed care organizations to enter into contracts with physicians, physician groups and other providers.  We believe the factors that providers consider in deciding whether to contract with us include existing and potential member volume, reimbursement rates, medical management programs, speed of reimbursement and administrative service capabilities.  See “Risk Factors — Competition may limit our ability to increase penetration of the markets that we serve.”

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

   The table below sets forth the term of our state contracts and provides details regarding related renewal or extension and termination provisions as of December 31, 2007.

State Contract	Expiration Date	Renewal or Extension by the State	Termination by the State

Arizona – Behavioral Health	June 30, 2008	May be extended for up to two additional years.	May be terminated for convenience or an event of default.

Arizona – Long-term Care	September 30, 2009	May be extended for up to two additional years.	May be terminated for convenience, an event of default or lack of funding.

Arizona – Special Needs Plan (Medicare)	December 31, 2008	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

Georgia – Medicaid & SCHIP	June 30, 2008	Renewable for four additional one-year terms.	May be terminated for an event of default or significant changes in circumstances.

Indiana – Medicaid & SCHIP	December 31, 2010	May be extended for up to two additional years.	May be terminated for convenience or an event of default.

Kansas – Behavioral Health	June 30, 2009	May be extended with three one-year renewal options.	May be terminated for cause, or without cause for lack of funding.

New Jersey – Medicaid, SCHIP & SSI	June 30, 2008	Renewable annually for successive 12-month periods.	May be terminated for convenience or an event of default.

Ohio –Medicaid & SCHIP	June 30, 2008	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio – Aged, Blind or Disabled (SSI)	June 30, 2008	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio – Special Needs Plan (Medicare)	December 31, 2008	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

South Carolina – Medicaid & SSI	March 31, 2008	Renewable annually for successive 12-month periods.	May be terminated for convenience or an event of default.

Texas –Medicaid, SCHIP & SSI	August 31, 2008	May be extended for up to six additional years.	May be terminated for convenience, an event of default or lack of federal funding.

Texas – Exclusive Provider Organization (SCHIP)	August 31, 2008	May be extended for up to two additional years.	May be terminated upon any event of default or in the event of lack of state or federal funding.

Texas – Foster Care	August 31, 2010	May be extended for up to five and a half additional years.	May be terminated for convenience, an event of default, or non-appropriation of funds.

Texas – Special Needs Plan (Medicare)	December 31, 2008	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

Wisconsin –Medicaid & SSI	December 31, 2009	May be extended for up to one additional year.	May be terminated if a change in state or federal laws, rules or regulations materially affects either party’s right or responsibilities or for an event of default or lack of funding.

Wisconsin – Network Health Plan Subcontract	December 31, 2011	Renews automatically for successive five-year terms.
May be terminated upon two-years notice prior to the end of the then current term or if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State is terminated.

Wisconsin – Special Needs Plan (Medicare)	December 31, 2008	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

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

The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.  In addition, the Secretary of HHS may grant exceptions allowing state laws to prevail if one or more of a number of conditions are met, including but not limited to the following:

•      the state law is necessary to prevent fraud and abuse associated with the provision of and payment for healthcare;
•      the state law is necessary to ensure appropriate state regulation of insurance and health plans;
•      the state law is necessary for state reporting on healthcare delivery or costs; or
•      the state law addresses controlled substances.

In 2003, HHS published final regulations relating to the security of electronic individually identifiable health information.  Compliance with these regulations was required by April 2005.  These regulations require healthcare providers, health plans and healthcare clearinghouses to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of such information when it is electronically stored, maintained or transmitted through such devices as user authentication mechanisms and system activity audits.  In addition, numerous states have adopted personal data security laws that provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

Patients’ Rights Legislation

The United States Senate and House of Representatives passed different versions of patients’ rights legislation in 2001.  Both versions included provisions that specifically apply protections to participants in federal healthcare programs, including Medicaid beneficiaries.  Although no such federal legislation has been enacted, patients’ rights legislation is frequently proposed in Congress.  If enacted, this type of legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs.  Depending on the final form of any enacted patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations.  We cannot predict when or whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

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

EMPLOYEES

As of December 31, 2007, we had approximately 3,100 employees.  Our employees are not represented by a union.  We believe our relationships with our employees are good.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages at January 31, 2008:

Name	Age	Position
Michael F. Neidorff	65	Chairman and Chief Executive Officer
Mark W. Eggert	46	Executive Vice President, Health Plan Business Unit
Carol E. Goldman	50	Executive Vice President and Chief Administrative Officer
Cary D. Hobbs	40	Senior Vice President, Strategy and Business Implementation
Jesse N. Hunter	32	Senior Vice President, Corporate Development
Edmund E. Kroll	48	Senior Vice President, Finance and Investor Relations
William N. Scheffel	54	Executive Vice President, Specialty Business Unit
Eric R. Slusser	47	Executive Vice President, Chief Financial Officer and Treasurer
Keith H. Williamson	55	Senior Vice President, General Counsel and Secretary

Michael F. Neidorff.  Mr. Neidorff has served as our Chairman and Chief Executive Officer since May 2004.  From May 1996 to May 2004, Mr. Neidorff served as President, Chief Executive Officer and as a member of our board of directors.  From 1995 to 1996, Mr. Neidorff served as a Regional Vice President of Coventry Corporation, a publicly-traded managed care organization, and as the President and Chief Executive Officer of one of its subsidiaries, Group Health Plan, Inc. From 1985 to 1995, Mr. Neidorff served as the President and Chief Executive Officer of Physicians Health Plan of Greater St. Louis, a subsidiary of United Healthcare Corp., a publicly-traded managed care organization now known as UnitedHealth Group Incorporated.  Mr. Neidorff also serves as a director of Brown Shoe Company, Inc., a publicly-traded footwear company with global operations.

Mark W. Eggert.  Mr. Eggert has served as our Executive Vice President, Health Plans since November 2007.  From January 1999 to November 2007, Mr. Eggert served as the Associate Vice Chancellor and Deputy General Counsel at Washington University, where he oversaw the legal affairs of the School of Medicine.

Carol E. Goldman.  Ms. Goldman has served as Executive Vice President, Chief Administrative Officer since June 2007.  From July 2002 to June 2007, she served as our Senior Vice President, Chief Administrative Officer.  From September 2001 to July 2002, Ms. Goldman served as our Plan Director of Human Resources.  From 1998 to August 2001, Ms. Goldman was Human Resources Manager at Mallinckrodt Inc., a medical device and pharmaceutical company.

Cary D. Hobbs.  Ms. Hobbs has served as our Senior Vice President of Strategy and Business Implementation since January 2004.  She served as our Vice President of Strategy and Business Implementation from September 2002 to January 2004 and as our Director of Business Implementation from 1997 to August 2002.

Jesse N. Hunter.  Mr. Hunter has served as our Senior Vice President, Corporate Development since April 2007.  He served as our Vice President, Corporate Development from December 2006 to April 2007.  From October 2004 to December 2006, he served as our Vice President, Mergers & Acquisitions.  From July 2003 until October 2004, he served as the Director of Mergers & Acquisitions and from February 2002 until July 2003, he served as the Manager of Mergers & Acquisitions.

Edmund E. Kroll.  Mr. Kroll has served as our Senior Vice President, Finance and Investor Relations since May 2007.  From June 1997 to November 2006, Mr. Kroll served as Managing Director at Cowen and Company LLC, where his research coverage focused on the managed care industry, including the Company.

William N. Scheffel.  Mr. Scheffel has served as our Executive Vice President, Specialty Business Unit since June 2007. From May 2005 to June 2007, he served as our Senior Vice President, Specialty Business Unit.  From December 2003 until May 2005, he served as our Senior Vice President and Controller.  From July 2002 to October 2003, Mr. Scheffel was a partner with Ernst & Young LLP.  From 1975 to July 2002, Mr. Scheffel was with Arthur Andersen LLP.

Eric R. Slusser.  Mr. Slusser has served as our Executive Vice President and Chief Financial Officer since July 2007 and as our Treasurer since February 2008.  Mr. Slusser served as Executive Vice President of Finance, Chief Accounting Officer and Controller of Cardinal Health, Inc. from May 2006 to July 2007 and as Senior Vice President, Chief Accounting Officer and Controller of Cardinal Health, Inc. from May 2005 to May 2006.  Mr. Slusser served as Senior Vice President-Chief Accounting Officer and Controller for MCI, Inc. from November 2003 to May 2005, as Corporate Controller for AES (an electric power generation and transmission company) from May 2003 to November 2003, and as Vice President-Controller from January 1996 to May 2003 for Sprint PCS.

Keith H. Williamson.  Mr. Williamson has served as our Senior Vice President, General Counsel since November 2006 and as our Secretary since February 2007.  From 1988 until November 2006, he served at Pitney Bowes Inc. in various legal and executive roles, the last seven years as a Division President.  Mr. Williamson also serves as a director of PPL Corporation, a publicly-traded energy and utility holding company.

Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference.  Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Information about Corporate Governance.”  Information concerning our code of ethics will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

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

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 to reduce the size of the federal deficit.  The Act reduces federal spending by nearly $40 billion over 5 years, including a $5 billion reduction in Medicaid.  The Act reduces spending by cutting Medicaid payments for prescription drugs and gives states new power to reduce or reconfigure benefits.  This law may also lead to lower Medicaid reimbursements in some states.  The Bush administration’s budget proposal for fiscal year 2009 proposes cutting Medicaid funding by $17.4 billion in funding reductions over five years.  States also periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP and SSI.  In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP and SSI costs and eligibility.

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

If SCHIP is not reauthorized or states face shortfalls, our business could suffer.

SCHIP was initially authorized for a period of ten years through 2007.  In late 2007, Congress passed two separate SCHIP reauthorization bills that would have expanded SCHIP coverage, however President Bush vetoed each of these bills.  Since they could not come to agreement on long-term SCHIP reauthorization terms, President Bush and Congress agreed to extend SCHIP funding through March 31, 2009.  We cannot be certain that SCHIP will be reauthorized when current funding expires in 2009, and if it is, what changes might be made to the program following reauthorization.  There are differing views as to what should be contained in an SCHIP reauthorization bill.  It is unclear how and when these differences will be resolved and therefore we cannot predict the impact that reauthorization will have on our business, assuming SCHIP is reauthorized.

States receive matching funds from the federal government to pay for their SCHIP programs, which matching funds have a per state annual cap.  Because of funding caps, there is a risk that these states could experience shortfalls in future years, which could have an impact on our ability to receive amounts owed to us from states in which we have SCHIP contracts.

If any of our state contracts are terminated or are not renewed, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire between March 31, 2008 and December 31, 2010.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  If any of our contracts are terminated, not renewed, or renewed on less favorable terms, our business will suffer, and our operating results may be materially affected.

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

In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will continue to devote time to these compliance initiatives.

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

Recent legislative changes in the Medicare program may also affect our business.  For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs.  In its fiscal year 2009 budget proposal, the Bush administration has also proposed to further reduce total federal funding for the Medicaid program by $17.4 billion over the next five years. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance.  In addition, the new Medicare prescription drug benefit is interrupting the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program.  These expenses may cause some states to divert funds originally intended for other Medicaid services which could adversely affect our growth, operations and financial performance.

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

We are a defendant from time to time in lawsuits and regulatory actions relating to our business.  Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings.  An unfavorable outcome could have a material adverse impact on our business and operating results.  In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and require significant attention from our management.  For example, in 2006, we were named in two securities class action lawsuits.  The status of these lawsuits is discussed below under “Item 3. Legal Proceedings.”  In addition, we may in the future be the target of similar litigation.  As with other litigation, securities litigation could be costly and time consuming, require significant attention from our management and could harm our business and operating results.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate office headquarters building located in St. Louis, Missouri.  In September 2007, we announced the signing of a letter of intent to locate our corporate headquarters in downtown St. Louis, Missouri.  We are currently negotiating our involvement as a joint venture partner in the entity that will develop the relevant properties.  We expect that the other partners will serve as project developers and coordinate the project financing.

We lease claims processing facilities in Missouri and Montana.  We generally lease space in the states where our health plans and specialty companies operate.  We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.  We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3.  Legal Proceedings

As previously disclosed, two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006, and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, which we refer to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of our common stock from April 25, 2006 through July 17, 2006, that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of our common stock, which subsequently dropped after the issuance of a press release announcing our preliminary fiscal 2006 second quarter earnings and revised guidance. We filed a motion to dismiss the Consolidated Lawsuit. On June 29, 2007, the motion to dismiss was granted.  The plaintiffs have appealed the order of dismissal, and briefing on the appeal has been completed.  Oral argument on the appeal has not yet been held.  We anticipate receiving a decision on the appeal during 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003.

	2007 Stock Price		2006 Stock Price
	High	Low	High	Low
First Quarter	$26.66	$20.68	$30.26	$22.70
Second Quarter	24.28	19.35	29.59	22.88
Third Quarter	23.79	17.65	23.87	13.25
Fourth Quarter	27.73	21.26	26.95	16.11

As of February 8, 2008, there were 54 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

  In October 2007, our board of directors extended the previously adopted November 2005 stock repurchase program, authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  The repurchase program expires October 31, 2008, but we reserve the right to suspend or discontinue the program at any time.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.  During the year ended December 31, 2007, we repurchased 467,157 shares at an average price of $20.42 and an aggregate cost of $9.5 million.  During the year ended December 31, 2007, with the exception of the 3,957 shares footnoted below, we did not repurchase any shares other than through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2007
Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	18,000		$22.99	18,000	3,159,400
November 1 – November 30, 2007	20,000		22.33	20,000	3,139,400
December 1 - December 31, 2007	3,957	[1]	24.96	—	3,139,400
TOTAL	41,957		$22.86	38,000	3,139,400

________________
1 Shares acquired in December 2007 represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of Restricted Stock Units.

Stock Performance Graphs

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2002 to December 31, 2007 with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index over the same period.  The graph assumes an investment of $100 on December 31, 2002 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index and assumes the reinvestment of any dividends.

Centene Corporation
New York Stock Exchange Composite Index
MS Health Care Payor Index
$500.00
$400.00
$300.00
$200.00
$100.00
$-
DOLLARS
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in connection with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing.  The assets, liabilities and results of operations of FirstGuard have been classified as discontinued operations for all periods presented.  The data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 are derived from consolidated financial statements included elsewhere in this filing.  The data for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 are derived from consolidated financial statements not included in this filing.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share data)
Statement of Operations Data:
Revenues:
Premium	$2,759,018	$1,844,452	$1,211,023	$965,923	$758,338
Premium tax	79,572	37,961	7,214	5,503	1,425
Service	80,702	79,581	13,965	9,267	9,967
Total revenues	2,919,292	1,961,994	1,232,202	980,693	769,730
Expenses:
Medical costs	2,324,486	1,555,658	994,517	782,307	626,192
Cost of services	61,454	60,506	5,851	8,065	8,323
General and administrative expenses	399,687	280,067	172,349	121,045	86,863
Premium tax expense	79,572	37,961	7,214	5,503	1,425
Total operating expenses	2,865,199	1,934,192	1,179,931	916,920	722,803
Earnings from operations	54,093	27,802	52,271	63,773	46,927
Other income (expense):
Investment and other income	25,169	16,416	9,106	6,336	5,160
Interest expense	(15,626)	(10,636)	(3,990)	(680)	(194)
Earnings before income taxes	63,636	33,582	57,387	69,429	51,893
Income tax expense	22,367	12,642	19,686	25,666	19,504
Minority interest	—	—	—	—	881
Net earnings from continuing operations	41,269	20,940	37,701	43,763	33,270
Discontinued operations, net of income tax (benefit) expense of $(30,899), $9,335, $10,538, $309 and $0, respectively	32,133	(64,569)	17,931	549	—
Net earnings (loss)	$73,402	$(43,629)	$55,632	$44,312	$33,270

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.95	$0.49	$0.89	$1.07	$0.93
Discontinued operations	0.74	(1.50)	0.42	0.01	—
Basic earnings (loss) per common share	$1.69	$(1.01)	$1.31	$1.09	$0.93
Diluted:
Continuing operations	$0.92	$0.47	$0.84	$1.00	$0.87
Discontinued operations	0.72	(1.45)	0.40	0.01	—
Diluted earnings (loss) per common share	$1.64	$(0.98)	$1.24	$1.02	$0.87

Weighted average number of common shares outstanding:
Basic	43,539,950	43,160,860	42,312,522	40,820,909	35,704,426
Diluted	44,823,082	44,613,622	45,027,633	43,616,445	38,422,152

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$268,584	$271,047	$147,358	$84,105	$64,346
Investments and restricted deposits	390,611	197,197	185,697	208,255	220,335
Total assets	1,119,122	894,980	668,030	527,934	362,692
Medical claims liabilities	335,856	249,864	139,687	139,602	106,569
Long-term debt	206,406	174,646	92,448	46,973	7,616
Total stockholders’ equity	415,047	326,423	352,048	271,312	220,115

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

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or SSI. Our Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries on market-based terms.

Our Medicaid contract in Kansas terminated effective December 31, 2006, and we sold the operating assets of FirstGuard Health Plan, Inc., our Missouri health plan, effective February 1, 2007.  Unless specifically noted, the discussions below are in the context of continuing operations, and therefore, exclude the Kansas and Missouri health plans, collectively referred to as FirstGuard, health plans.  The results of operations for FirstGuard are classified as discontinued operations for all periods presented.

Our financial performance for 2007 is summarized as follows:

—	Year-end Medicaid Managed Care membership of 1,146,600.
—	Total revenues of $2.9 billion.
—	Medicaid and SCHIP health benefits ratio, or HBR, of 83.2%, SSI HBR of 92.0%, Specialty Services HBR of 78.2%.
—	Medicaid Managed Care general and administrative, or G&A, expense ratio of 11.1% and Specialty Services G&A ratio of 15.4%.
—	Diluted net earnings per share from continuing operations of $0.92.
—	Total operating cash flows of $202.2 million.

Over the last two years we have experienced membership and revenue growth in our Medicaid Managed Care segment including membership growth of 58.7%.  The following new contracts and acquisitions contributed to our growth:

—
In 2007, we acquired PhyTrust of South Carolina, LLC, or PhyTrust, as well as Physician’s Choice, LLC, both of which manage care on a non-risk basis for Medicaid members in South Carolina.  At December 31, 2007, our non-risk membership in South Carolina was 31,700 members.  We also became licensed in 2007 to provide risk-based managed care in the state and began participating in the transition of the state’s conversion to at-risk managed care in December 2007, with 100 members at December 31, 2007.

—	In February 2007, we began managing care for SSI recipients in the San Antonio and Corpus Christi markets of Texas with 33,100 members at December 31, 2007.
—	In 2007, we began managing care for SSI members in four regions of Ohio, with 20,300 members at December 31, 2007.
—
In July 2006, we entered seven new counties in the East Central market of Ohio, and in October 2006, we entered 17 new counties in the Northwest market of Ohio with 41,700 members at December 31, 2007.

—	In September 2006, we expanded operations in Texas to include Medicaid and SCHIP members in the Corpus Christi, Austin and Lubbock markets, with 28,900 members at December 31, 2007.
—
In Georgia, we began managing care for Medicaid and SCHIP members in the Atlanta and Central regions effective June 1, 2006 and Southwest region effective September 1, 2006.  At December 31, 2007, our membership in Georgia was 287,900.

We have opportunities to expand our operations through the following acquisitions and new contract awards:

—
In July 2007, we acquired a minority ownership interest in Access Health Solutions, LLC, or Access, which provides managed care for Medicaid recipients in Florida, with 90,600 members at December 31, 2007.

—
We have been awarded a contract in Texas for the Children in Foster Care program. This statewide program will provide managed care services to participants in the Texas Foster Care program. The State of Texas has indicated that membership operations are expected to commence April 1, 2008.

The following new contracts and acquisitions contributed to the growth in our Specialty Services segment during the last two years:

—	Effective October 1, 2006, we began to provide long-term care services in the Maricopa, Yuma and LaPaz counties in Arizona.
—	Effective July 1, 2006, we acquired the managed vision business of OptiCare Managed Vision, Inc., or OptiCare.
—	Effective May 9, 2006, we acquired Cardium Health Services Corporation, or Cardium, a health management company.
—	Effective January 1, 2006, we acquired US Script, Inc., or US Script, a pharmacy benefits manager (PBM).
—	Effective July 22, 2005, we acquired AirLogix, Inc., or AirLogix, a health management provider.
—	Effective July 1, 2005, we began to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.

RESULTS OF CONTINUING OPERATIONS AND KEY METRICS

Summarized comparative financial data for 2007, 2006 and 2005 are as follows ($ in millions):

	2007	2006	2005	% Change 2006-2007	% Change 2005-2006
Premium	$2,759.0	$1,844.4	$1,211.0	49.6%	52.3%
Premium tax	79.6	38.0	7.2	109.6%	426.2%
Service	80.7	79.6	14.0	1.4%	469.9%
Total revenues	2,919.3	1,962.0	1,232.2	48.8%	59.2%
Medical costs	2,324.5	1,555.6	994.5	49.4%	56.4%
Cost of services	61.4	60.5	5.9	1.6%	934.1%
General and administrative expenses	399.7	280.1	172.3	42.7%	62.5%
Premium tax expense	79.6	38.0	7.2	109.6%	426.2%
Earnings from operations	54.1	27.8	52.3	94.6%	(46.8)%
Investment and other income, net	9.6	5.8	5.1	65.1%	13.0%
Earnings before income taxes	63.7	33.6	57.4	89.5%	(41.5)%
Income tax expense	22.4	12.6	19.7	76.9%	(35.8)%
Net earnings from continuing operations	41.3	21.0	37.7	97.1%	(44.5)%
Discontinued operations, net of income tax (benefit) expense of $(30.9), $9.3 and $10.5 respectively	32.1	(64.6)	17.9	(149.8)%	(460.1)%
Net earnings (loss)	$73.4	$(43.6)	$55.6	(268.2)%	(178.4)%

Diluted earnings (loss) per common share:
Continuing operations	$0.92	$0.47	$0.84	95.7%	(44.0)%
Discontinued operations	0.72	(1.45)	0.40	(149.7)%	(462.5)%
Total diluted earnings (loss) per common share	$1.64	$(0.98)	$1.24	(267.3)%	(179.0)%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans.  We receive a fixed premium per member per month pursuant to our state contracts.  We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members.  Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenue as well as operating expenses.  Some contracts allow for additional premium associated with certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

Our total revenue increased in the year ended December 31, 2007 over the previous year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From December 31, 2005 to December 31, 2007, we increased our Medicaid Managed Care membership by 58.7%.  The following table sets forth our membership by state in our Medicaid Managed Care segment:

	December 31,
	2007	2006	2005
Georgia	287,900	308,800	—
Indiana	154,600	183,100	193,300
New Jersey	57,300	58,900	56,500
Ohio	128,700	109,200	58,700
South Carolina	31,800	—	—
Texas	354,400	298,500	242,000
Wisconsin	131,900	164,800	172,100
Total	1,146,600	1,123,300	722,600

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	December 31,
	2007	2006	2005
Medicaid	848,100	887,300	573,100
SCHIP	224,400	216,200	134,600
SSI	74,100	19,800	14,900
Total	1,146,600	1,123,300	722,600

From December 31, 2006 to December 31, 2007, our membership increased primarily as a result of increases in Ohio, South Carolina and Texas. We increased our Medicaid membership in Ohio by adding members under our new contract in the Northwest region. We also increased our SSI membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members.  Our membership in South Carolina is primarily on a non-risk basis; we began conversion to at-risk in December 2007, with 100 at-risk members at December 31, 2007. In Texas, we increased our membership through new Medicaid, SCHIP and SSI contracts in the Corpus Christi, San Antonio, Austin, and Lubbock markets. Our membership decreased in Wisconsin because of more stringent state eligibility requirements for the Medicaid and SCHIP programs, eligibility administration issues and the termination of certain physician contracts associated with a high cost hospital system. Our membership decreased in Indiana primarily due to adjustments made to our provider network made in connection with our new state-wide contract as well as the termination of certain non-exclusive physician contracts.  In Florida, Access served 90,600 members on a non-risk basis at December 31, 2007.

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

The total revenue associated with FirstGuard included in results from discontinued operations was $6.7 million, $317.0 million and $273.7 million in 2007, 2006 and 2005, respectively.  Our FirstGuard membership was 138,900 and 149,300 at December 31, 2006 and 2005, respectively.

2.	Premium rate increases

In 2007, we received premium rate increases ranging from 1.9% to 10.1%, or 2.7% on a composite basis across our markets.  In 2006, we received premium rate increases ranging from 1.8% to 9.5%, or 5.8% on a composite basis across our markets.

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia of approximately 3.8% effective July 1, 2007.  The state also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  We executed this amendment on November 16, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we will record the additional revenue, retroactive to July 1, 2007, in the first quarter of 2008.  This revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.  Approximately $7.3 million of this amount is related to the mandated services, rate cell changes and duplicate member issues, the remaining $13.5 million yields the calculated 3.8% increase.

3.	Specialty Services segment growth

For the year ended December 31, 2007, Specialty Services segment revenue from external customers was $245.4 million compared to $192.0 million for the same prior year period.  The increase is primarily attributable to a full year of operations in 2007 of our acquisition of OptiCare in July 2006 and the commencement of operations of Bridgeway Health Solutions in October 2006.  At December 31, 2007, our behavioral health company, Cenpatico, provided behavioral health services to 99,900 members in Arizona and 39,000 members in Kansas, compared to 94,500 members in Arizona and 36,600 members in Kansas at December 31, 2006.

In January 2006, we began offering pharmacy benefits management through our acquisition of US Script, representing most of the 2006 increase in consolidated service revenue.  Additionally, in May 2006, we expanded our life and health management services through our acquisition of Cardium.  In July 2006, we began offering managed vision care through our acquisition of OptiCare.  In October 2006, our subsidiary, Bridgeway Health Solutions began performing under our long-term care contract in Arizona.

Operating Expenses

Medical Costs

Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty services claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. Monthly, we estimate our IBNR based on a number of factors, including inpatient hospital utilization data and prior claims experience. As part of this review, we also consider the costs to process medical claims and estimates of amounts to cover uncertainties associated with fluctuations in physician billing patterns, membership, products and inpatient hospital trends. These estimates are adjusted as more information becomes available. We employ actuarial professionals and use the services of independent actuaries who are contracted to review our estimates quarterly. While we believe that our process for estimating IBNR is actuarially sound, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

Our results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. Our health benefits ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts our HBR for our external membership by member category:

	Year Ended December 31,
	2007	2006	2005
Medicaid and SCHIP	83.2%	84.3%	81.5%
SSI	92.0	88.0	98.0
Specialty Services	78.2	82.6	85.0

Our Medicaid and SCHIP HBR for the year ended December 31, 2007 was 83.2%, a decrease of 1.1% over 2006. The decrease is primarily attributable to increased premium yield combined with a moderating medical cost trend particularly with a decrease in retail pharmacy costs.

Our Medicaid and SCHIP HBR for the year ended December 31, 2006 was 84.3%, an increase of 2.8% over 2005.  The increase in HBR for the year ended December 31, 2006 is caused primarily by increased cost trends for maternity related costs including neonatal intensive care costs, increased physician costs, and increased pharmacy costs.

The increase in the SSI HBR for the year ended December 31, 2007 is a result of the new SSI business in Ohio and the transition of these new members into a managed care environment.

The decrease in our Specialty Services HBR for year ended December 31, 2007 is caused by the diversification of business in that segment.  Our Specialty Services HBR for 2006 includes twelve months of the behavioral health contracts in Arizona and Kansas, six months of OptiCare and three months of Bridgeway.  The 2005 results include twelve months of our behavioral health contract in Kansas and six months of Arizona results.

Cost of Services

Our cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager’s external revenues. Cost of services also includes all direct costs to support the functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses associated with facilities and equipment used to provide services.

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A increased in the year ended December 31, 2007 over the comparable period in 2006 primarily due to expenses for additional facilities and staff to support our growth.  G&A in 2007 also included charges totaling $12.4 million for fixed asset impairment, severance for an organizational realignment, and a contribution to our charitable foundation with a portion of the proceeds from the sale of FirstGuard Missouri.  The fixed asset impairment resulted from abandoning our previously planned headquarters development in Clayton, Missouri.  G&A expenses increased in the year ended December 31, 2006 over the comparable period in 2005 primarily due to expenses for additional facilities and staff to support our growth, especially in Arizona and Georgia, and the adoption of SFAS 123R on January 1, 2006.  The results for the year ended December 31, 2006, include $13.9 million of implementation expenses in Georgia and $9.9 million of additional stock compensation expense.

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenue and Service revenue, and reflects the relationship between revenues earned and the costs necessary to earn those revenues. The following table sets forth the G&A expense ratios by business segment:

	Year Ended December 31,
	2007	2006	2005
Medicaid Managed Care	11.1%	11.4%	11.2%
Specialty Services	15.4	17.1	36.6

The decrease in the Medicaid Managed Care G&A expense ratio in 2007 primarily reflects the overall leveraging of our expenses over higher revenues offset by the effect of our start-up costs in South Carolina and for our Texas Foster Care product, and the $12.4 million charge discussed above.  The increase in the Medicaid Managed Care G&A expense ratio in 2006 primarily reflects the adoption of SFAS 123R offset by the overall leveraging of our expenses over higher revenues.

The decrease in the Specialty Services G&A expense ratio in 2007 primarily reflects the overall leveraging of expenses over higher revenues with the additions of Bridgeway and OptiCare, and the growth of US Script’s business since the acquisition in January 2006.  The 2006 results reflect the operations of our behavioral health company in Arizona, the acquisitions of US Script and AirLogix, as well as the acquisition of Cardium effective May 9, 2006, and OptiCare effective July 1, 2006.  The results for the year ended December 31, 2006 include approximately $0.7 million in implementation costs associated with our long-term care contract in Arizona.  The 2005 results reflect the operations of our behavioral health company in Arizona, including $1.5 million in implementation costs, and $0.2 million in Georgia implementation costs.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments, our equity in earnings of investments, and interest expense on our debt. Investment and other income increased $8.8 million in 2007, over the comparable periods in 2006.  The increase was primarily a result of larger investment balances.   Interest expense increased $5.0 million in 2007, primarily from increased debt.

Income Tax Expense

Our effective tax rate in 2007 was 35.1% compared to 37.6% in 2006.  The decrease was primarily due to the effect of an increase in tax-exempt investment income and lower state taxes. Our 2006 effective tax rate was 37.6% compared to 34.3% for the corresponding period in 2005.

Discontinued Operations

Net earnings from discontinued operations were $32.1 million in 2007 compared to a net loss of $64.6 million in 2006.  In 2007 we abandoned the stock of our FirstGuard health plans resulting in tax benefits of $32.6 million, net of the associated asset write-offs.  The 2007 results also included a gain on the sale of FirstGuard Missouri of $7.5 million, as well as operational and exit costs associated with FirstGuard.  The 2006 results included a goodwill impairment charge of $81.1 million, an intangible asset impairment charge of $6.0 million, as well as operational and exit costs.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $202.2 million in 2007, $195.0 million in 2006 and $74.0 million in 2005.   Medical claims liabilities increased in 2007 reflecting new business in Ohio and Texas, offset by the payment in 2007 of FirstGuard claims incurred in 2006.  The increase in cash flow from operations in 2006 reflects an increase in medical claims liabilities primarily from the commencement of our operations in Georgia and an increase in accounts payable and accrued expenses.  Those increases are partially offset by an increase in premium and related receivables in 2006 that reflect an increase in maternity delivery receivables, reimbursements due to us from providers including amounts due under capitated risk-sharing contracts and the inclusion of US Script receivables.

Our investing activities used cash of $225.5 million in 2007, $150.3 million in 2006 and $56.5 million in 2005.  Our investing activities in 2007 consisted primarily of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.  During 2006, our investing activities primarily consisted of acquisitions. Our investing activities in 2006 also included additions to the investment portfolios of our regulated subsidiaries.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of December 31, 2007, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.9 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $53.9 million, $50.3 million and $26.9 million in 2007, 2006 and 2005, respectively, on capital assets consisting primarily of software and hardware upgrades, and furniture, equipment and leasehold improvements associated with office and market expansions.  The expenditures in 2007 included $36.7 million for computer hardware and software.  We anticipate spending approximately $69 million on capital expenditures in 2008 primarily associated with system enhancements and market expansions.

In September 2007, we announced the signing of a letter of intent to locate our corporate headquarters in downtown St. Louis, Missouri.  We are currently negotiating our involvement as a joint venture partner in the entity that will develop the relevant properties.  We expect that the other partners will serve as project developers and coordinate the project financing.  Our previous redevelopment project in Clayton, Missouri was abandoned in the fourth quarter of 2007 and a charge for real estate impairment was recorded to General and Administrative Expenses, as discussed above.

Our financing activities provided cash of $20.8 million in 2007, $78.9 million in 2006 and $45.7 million in 2005.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes as discussed below.  During 2006 and 2005, our financing activities primarily were comprised of proceeds from borrowings under our credit facility.  The 2006 borrowings were used primarily for the acquisition of US Script.

At December 31, 2007, we had negative working capital, defined as current assets less current liabilities, of $(40.5) million, as compared to $63.9 million at December 31, 2006.  Our working capital is negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments from continuing operations were $314.9 million at December 31, 2007 and $310.2 million at December 31, 2006.  Long-term investments were $344.3 million at December 31, 2007 and $140.4 million at December 31, 2006, including restricted deposits of $27.3 million and $24.4 million, respectively.  At December 31, 2007, cash and investments held by our unregulated entities totaled $33.0 million while cash and investments held by our regulated entities totaled $626.2 million.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of December 31, 2007, we had $5.0 million in borrowings outstanding under the agreement and $23.0 million in letters of credit outstanding, leaving availability of $272.0 million.  As of December 31, 2007, we were in compliance with all covenants.

In March 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014, or the Notes.  In July 2007, the Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  We used a portion of the net proceeds from the offering to refinance approximately $150.0 million of our existing indebtedness which was outstanding under our revolving credit facility.  The additional proceeds will be used for general corporate purposes.  As of December 31, 2007, we were in compliance with all covenants.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities.  No securities have been issued under the shelf registration.  We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2007, the repurchase program was extended through October 31, 2008, but we reserve the right to suspend or discontinue the program at any time.  During the year ended December 31, 2007, we repurchased 467,157 shares at an average price of $20.42.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

During the year ended December 31, 2007, we received dividends of $35.4 million for the excess regulatory capital remaining in our Kansas and Missouri health plans and dividends of $18.5 million from other regulated subsidiaries.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

Our contractual obligations at December 31, 2007 consisted of medical claims liabilities, debt, operating leases, purchase obligations and interest on long-term debt.  Our debt consists of borrowings from our credit facilities, mortgages and capital leases.  The purchase obligations consist primarily of software purchase and maintenance contracts.  The contractual obligations over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liabilities	$335,856	$335,856	$—	$—	$—
Debt	207,377	971	20,360	5,509	180,537
Operating leases	132,927	19,046	32,512	24,437	56,932
Purchase obligations	24,432	12,027	12,225	180	—
Interest on long-term debt [1]	82,469	12,688	25,375	25,375	19,031
Total	$783,061	$380,588	$90,472	$55,501	$256,500
________________________________
1 Interest on $175,000 Senior Notes.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2007, our subsidiaries had aggregate statutory capital and surplus of $302.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $192.3 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2007, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, or SFAS No. 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective January 1, 2009. We are currently evaluating the impact that SFAS No. 160 will have our financial statements and disclosures.

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

Our management uses its judgment to determine the assumptions to be used in the calculation of the required estimates.  In developing our estimate for IBNR, we apply various estimation methods depending on the claim type and the period for which claims are being estimated.  For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors.  Incurred hospital claims are estimated based on authorized days and historical per diem claim experience adjusted for known factors.  For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates.  The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been adjudicated as of the reporting period to the estimate of the total ultimate incurred costs.  When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liabilities.  See “Risk Factors – Failure to accurately predict our medical expenses could negatively affect our reported results.” These approaches are consistently applied to each period presented.

The completion factor, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2007 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(3)%	$54,800	(3)%	$(14,400)
(2)	36,200	(2)	(9,600)
(1)	17,900	(1)	(4,800)
1	(17,500)	1	4,800
2	(34,700)	2	9,700
3	(51,500)	3	14,700

(1)	Reflects estimated potential changes in medical claims liabilities caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liabilities caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liabilities would have affected net earnings by $2.1 million for the year ended December 31, 2007.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The change in medical claims liabilities is summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance, January 1	$249,864	$139,687	$139,602
Acquisitions	—	1,788	—
Incurred related to:
Current year	2,340,716	1,569,082	1,010,656
Prior years	(16,230)	(13,424)	(16,139)
Total incurred	2,324,486	1,555,658	994,517
Paid related to:
Current year	2,009,881	1,322,607	872,019
Prior years	228,613	124,662	122,413
Total paid	2,238,494	1,447,269	994,432
Balance, December 31	$335,856	$249,864	$139,687

Claims inventory, December 31	312,700	267,700	215,000

Days in claims payable [1]	49.1	46.4	45.0
  _______________________
  1 Days in claims payable is a calculation of medical claims liabilities at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

The acquisition in 2006 includes reserves acquired in connection with our acquisition of OptiCare.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, these liabilities generally are described as having a “short-tail,” which causes less than 5% of our medical claims liabilities as of the end of any given year to be outstanding the following year.  Management expects that substantially all the development of the estimate of medical claims liabilities as of December 31, 2007 will be known by the end of 2008.

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

Changes in estimates of incurred claims for prior years were attributable to favorable development, including changes in medical utilization and cost trends as well as the effect of establishing the liabilities under moderately adverse conditions.  We implement various medical management initiatives in our markets which may contribute to the favorable development of our medical claims liabilities.

Intangible Assets

We have made several acquisitions since 2005 that have resulted in our recording of intangible assets.  These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  At December 31, 2007, we had $141.0 million of goodwill and $13.2 million of other intangible assets.  Purchased contract rights are amortized using the straight-line method over periods ranging from five to ten years.  Provider contracts are amortized using the straight-line method over periods ranging from five to ten years.  Customer relationships are amortized using the straight-line method over periods ranging from five to fifteen years.  Trade names are amortized using the straight-line method over 20 years.

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

The fair value of our FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value.  The impairment analysis resulted in a total non-cash intangible asset impairment charge of $87.1 million, consisting of $81.1 million of goodwill and $6.0 million of other identifiable intangible assets, which was recorded in discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2007, we had short-term investments of $46.3 million and long-term investments of $344.3 million, including restricted deposits of $27.3 million.  The short-term investments consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2007, the fair value of our fixed income investments would decrease by approximately $5.3 million.  Declines in interest rates over time will reduce our investment income.

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

QUARTERLY SELECTED FINANCIAL INFORMATION

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2007	June 30, 2007 (1)	September 30, 2007	December 31, 2007 (2)
Total revenues	$664,234	$727,731	$749,888	$777,439
Net earnings from continuing operations	11,597	10,175	16,464	3,033
Discontinued operations, net of tax	26,614	7,607	(528)	(1,560)
Net earnings	$38,211	$17,782	$15,936	$1,473
Per share data:
Basic:
Continued operations	$0.27	$0.23	$0.38	$0.07
Discontinued operations	0.61	0.18	(0.01)	(0.04)
Basic earnings per common share	$0.88	$0.41	$0.37	$0.03
Diluted:
Continued operations	$0.26	$0.23	$0.37	$0.07
Discontinued operations	0.59	0.17	(0.01)	(0.04)
Diluted earnings per common share	$0.85	$0.40	$0.36	$0.03

Period end membership	1,103,300	1,131,500	1,137,300	1,146,600
______________________________________
(1)	Includes a $3.0 million pre-tax, cash contribution of a portion of the FirstGuard sale proceeds to the company’s charitable foundation.
(2)	Includes $4.2 million pre-tax premium revenue refund to the State of Indiana and a $9.4 million pre-tax charge for impairment and restructuring.

	For the Quarter Ended
	March 31, 2006 (1)	June 30, 2006 (2)	September 30, 2006	December 31, 2006
Total revenues	$378,790	$417,977	$547,432	$617,795
Net earnings from continuing operations	6,554	439	4,696	9,251
Discontinued operations, net of tax	2,212	4,526	(75,889)	4,582
Net earnings (loss)	$8,766	$4,965	$(71,193)	$13,833
Per share data:
Basic:
Continued operations	$0.15	$0.01	$0.11	$0.21
Discontinued operations	0.05	0.11	(1.76)	0.11
Basic earnings (loss) per common share	$0.20	$0.12	$(1.65)	$0.32
Diluted:
Continued operations	$0.15	$0.01	$0.10	$0.21
Discontinued operations	0.05	0.10	(1.72)	0.10
Diluted earnings (loss) per common share	$0.20	$0.11	$(1.62)	$0.31

Period end membership	722,100	951,500	1,025,100	1,123,300
______________________________________
(1)	Includes $4.7 million pre-tax implementation expenses related to Georgia.
(2)	Includes $8.1 million pre-tax adverse medical cost development in estimated medical claims liabilities from continuing operations from the first quarter of 2006.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting  -  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Centene Corporation:

We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

St. Louis, Missouri
February 25, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”

 (c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Information About Corporate Governance -- Director Candidates”, “Information About Corporate Governance -- Board and Committee Meetings” and “Information About Corporate Governance -- Audit Committee.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Information About Executive Compensation.”  This portion of the Proxy Statement is incorporated herein by reference.  The sections entitled “Compensation Committee Report” in our 2008 Proxy Statement are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2008 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Centene Corporation:

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on pages 63-65.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the operation of internal control over financial reporting.

(signed) KPMG LLP

St. Louis, Missouri
February 25, 2008

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$268,584	$253,370
Cash and cash equivalents of discontinued operations	—	17,677
Total cash and cash equivalents	268,584	271,047
Premium and related receivables	90,072	74,379
Short-term investments, at fair value (amortized cost $46,392 and $57,031, respectively)	46,269	56,790
Other current assets	41,414	17,279
Current assets of discontinued operations other than cash	—	32,327
Total current assets	446,339	451,822
Long-term investments, at fair value (amortized cost $314,681 and $117,620, respectively)	317,041	116,052
Restricted deposits, at fair value (amortized cost $27,056 and $24,512, respectively)	27,301	24,355
Property, software and equipment, net	138,139	110,688
Goodwill	141,030	129,881
Other intangible assets, net	13,205	15,555
Other assets	36,067	9,209
Long-term assets of discontinued operations	—	37,418
Total assets	$1,119,122	$894,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$335,856	$249,864
Accounts payable and accrued expenses	105,096	63,893
Unearned revenue	44,016	33,816
Current portion of long-term debt and notes payable	971	971
Current liabilities of discontinued operations	861	39,407
Total current liabilities	486,800	387,951
Long-term debt	206,406	174,646
Other liabilities	10,869	5,853
Long-term liabilities of discontinued operations	—	107
Total liabilities	704,075	568,557
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,667,837 and 43,369,918 shares, respectively	44	44
Additional paid-in capital	221,693	209,340
Accumulated other comprehensive income:
Unrealized gain (loss) on investments, net of tax	1,571	(1,251)
Retained earnings	191,739	118,290
Total stockholders’ equity	415,047	326,423
Total liabilities and stockholders’ equity	$1,119,122	$894,980

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Premium	$2,759,018	$1,844,452	$1,211,023
Premium tax	79,572	37,961	7,214
Service	80,702	79,581	13,965
Total revenues	2,919,292	1,961,994	1,232,202
Expenses:
Medical costs	2,324,486	1,555,658	994,517
Cost of services	61,454	60,506	5,851
General and administrative expenses	399,687	280,067	172,349
Premium tax	79,572	37,961	7,214
Total operating expenses	2,865,199	1,934,192	1,179,931
Earnings from operations	54,093	27,802	52,271
Other income (expense):
Investment and other income	25,169	16,416	9,106
Interest expense	(15,626)	(10,636)	(3,990)
Earnings before income taxes	63,636	33,582	57,387
Income tax expense	22,367	12,642	19,686
Net earnings from continuing operations	41,269	20,940	37,701
Discontinued operations, net of income tax (benefit) expense of $(30,899), $9,335 and $10,538	32,133	(64,569)	17,931
Net earnings (loss)	$73,402	$(43,629)	$55,632

Net earnings (loss) per share:
Basic:
Continuing operations	$0.95	$0.49	$0.89
Discontinued operations	0.74	(1.50)	0.42
Basic earnings (loss) per common share	$1.69	$(1.01)	$1.31
Diluted:
Continuing operations	$0.92	$0.47	$0.84
Discontinued operations	0.72	(1.45)	0.40
Diluted earnings (loss) per common share	$1.64	$(0.98)	$1.24

Weighted average number of shares outstanding:
Basic	43,539,950	43,160,860	42,312,522
Diluted	44,823,082	44,613,622	45,027,633

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Unrealized Gain (Loss) on Investments	Retained Earnings	Total
Balance, December 31, 2004	41,316,122	$41	$165,391	$(407)	$106,287	$271,312
Net earnings	—	—	—	—	55,632	55,632
Change in unrealized investment losses, net of $(801) tax	—	—	—	(1,347)	—	(1,347)
Comprehensive earnings						54,285
Common stock issued for acquisitions	318,735	1	8,990	—	—	8,991
Common stock issued for stock options and employee stock purchase plan	1,353,373	1	6,016	—	—	6,017
Stock compensation expense	—	—	4,974	—	—	4,974
Excess tax benefits from stock compensation	—	—	6,469	—	—	6,469
Balance, December 31, 2005	42,988,230	$43	$191,840	$(1,754)	$161,919	$352,048
Net loss	—	—	—	—	(43,629)	(43,629)
Change in unrealized investment losses, net of $306 tax	—	—	—	503	—	503
Comprehensive loss						(43,126)
Common stock issued for stock options and employee stock purchase plan	783,823	1	7,497	—	—	7,498
Common stock repurchases	(402,135)	—	(7,944)	—	—	(7,944)
Stock compensation expense	—	—	14,904	—	—	14,904
Excess tax benefits from stock compensation	—	—	3,043	—	—	3,043
Balance, December 31, 2006	43,369,918	$44	$209,340	$(1,251)	$118,290	$326,423
Net earnings	—	—	—	—	73,402	73,402
Change in unrealized investment losses, net of $1,625 tax	—	—	—	2,822	—	2,822
Comprehensive earnings						76,224
Common stock issued for stock options and employee stock purchase plan	765,076	—	6,113	—	—	6,113
Common stock repurchases	(467,157)	—	(9,541)	—	—	(9,541)
Stock compensation expense	—	—	15,781	—	—	15,781
Adjustment for adoption of FIN 48	—	—	—	—	47	47
Balance, December 31, 2007	43,667,837	$44	$221,693	$1,571	$191,739	$415,047

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$73,402	$(43,629)	$55,632
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities—
Depreciation and amortization	27,807	20,600	13,069
Excess tax benefits from stock compensation	—	—	6,469
Stock compensation expense	15,781	14,904	4,974
Gain on sale of FirstGuard Missouri	(7,472)	—	—
Impairment loss	7,207	88,268	—
Deferred income taxes	(10,223)	(6,692)	1,786
Changes in assets and liabilities—
Premium and related receivables	1,663	(39,765)	(10,305)
Other current assets	(6,253)	5,352	(6,177)
Other assets	(348)	91	(525)
Medical claims liabilities	56,287	108,003	4,534
Unearned revenue	10,085	20,035	8,182
Accounts payable and accrued expenses	31,234	28,136	(4,215)
Other operating activities	3,070	(271)	624
Net cash provided by operating activities	202,240	195,032	74,048
Cash flows from investing activities:
Purchase of property, software and equipment	(53,937)	(50,318)	(26,909)
Purchase of investments	(606,366)	(319,322)	(150,444)
Sales and maturities of investments	456,738	286,155	176,387
Proceeds from asset sales	14,102	—	—
Investments in acquisitions and equity method investee, net of cash acquired	(36,001)	(66,772)	(55,485)
Net cash used in investing activities	(225,464)	(150,257)	(56,451)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,464	6,953	5,621
Proceeds from borrowings	212,000	94,359	45,000
Payment of long-term debt and notes payable	(181,981)	(17,355)	(4,552)
Excess tax benefits from stock compensation	—	3,043	—
Common stock repurchases	(9,541)	(7,833)	—
Debt issue costs	(5,181)	(253)	(413)
Net cash provided by financing activities	20,761	78,914	45,656
Net (decrease) increase in cash and cash equivalents	(2,463)	123,689	63,253
Cash and cash equivalents, beginning of period	271,047	147,358	84,105
Cash and cash equivalents, end of period	$268,584	$271,047	$147,358

Interest paid	$11,945	$10,680	$3,291
Income taxes paid	$7,348	$16,418	$31,287

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$8,991
Property acquired under capital leases	$1,736	$366	$5,026

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services.  Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI.  The Company’s Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries.  All material intercompany balances and transactions have been eliminated.  As discussed below in Note 3, the assets, liabilities and results of operations of FirstGuard Kansas and FirstGuard Missouri are classified as discontinued operations for all periods presented.

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

Property, Software and Equipment

Property, software and equipment are stated at cost less accumulated depreciation.  Capitalized software includes certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development.  Depreciation is calculated principally by the straight-line method over estimated useful lives ranging from 40 years for buildings, two to seven years for software and computer equipment and five to seven years for furniture and equipment.  Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease ranging between one and ten years.

Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  Purchased contract rights are amortized using the straight-line method over periods ranging from five to ten years.  Provider contracts are amortized using the straight-line method over periods ranging from five to ten years.  Customer relationships are amortized using the straight-line method over periods ranging from five to fifteen years.  Trade names are amortized using the straight line method over 20 years.

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

The estimates of medical claims liabilities are developed using standard actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors including product changes.  These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.  Management did not change actuarial methods during the years presented.  Management believes the amount of medical claims payable is reasonable and adequate to cover the Company’s liability for unpaid claims as of December 31, 2007; however, actual claim payments may differ from established estimates.

Revenue Recognition

The Company’s Medicaid Managed Care segment generates revenues primarily from premiums received from the states in which it operates health plans.  The company receives a fixed premium per member per month pursuant to our state contracts.  The company generally receives premium payments during the month it provides services and recognizes premium revenue during the period in which it is obligated to provide services to its members.  Some states enact premium taxes or similar assessments, collectively premium taxes, and these taxes are recorded as a component of both revenues and operating expenses.  Premium taxes of $79,572, $37,961, and $7,214 for the years ended December 31, 2007, 2006 and 2005, respectively, are reported as a separate component of revenues and operating expenses.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

	2007	2006	2005
Allowances, beginning of year	$155	$343	$462
Amounts charged to expense	226	512	80
Write-offs of uncollectible receivables	(123)	(700)	(199)
Allowances, end of year	$258	$155	$343

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs.  The contracts, which expire on various dates between March 31, 2008 and December 31, 2011, are expected to be renewed.  Contracts with the states of Georgia, Indiana, Ohio, Texas and Wisconsin accounted for 23%, 11%, 16%, 25% and 11%, respectively, of the Company’s revenues for the year ended December 31, 2007.

Reinsurance

Centene’s Medicaid Managed Care subsidiaries have purchased reinsurance from third parties to cover eligible healthcare services. The current reinsurance program covers 50% of inpatient healthcare expenses between of $500 and $1,000 and covers 90% of inpatient healthcare expenses in excess of $1,000 per member, up to a lifetime maximum of $2,000. Centene’s Medicaid Managed Care subsidiaries are responsible for inpatient charges in excess of an average daily per diem.

Reinsurance recoveries were $1,596, $2,427, and $2,931, in 2007, 2006, and 2005, respectively. Reinsurance expenses were approximately $3,762, $3,576, and $3,364, in 2007, 2006, and 2005, respectively. Reinsurance recoveries, net of expenses, are included in medical costs.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments.  Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments.  Interest expense relates to borrowings under our credit facilities, mortgage interest, interest on capital leases and credit facility fees.

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

For the year ended December 31, 2005, the Company accounted for stock-based compensation plans under APB Opinion No.  25, “Accounting for Stock Issued to Employees.”  Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price.  The following table illustrates the effect on net earnings and earnings per share if a fair value-based method had been applied to all awards.

2005
Net earnings	$55,632
Stock-based employee compensation expense included in net earnings, net of related tax effects	3,084
Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(11,988)
Pro forma net earnings	$46,728

Basic earnings per common share:
As reported	$1.31
Pro forma	1.10
Diluted earnings per common share:
As reported	$1.24
Pro forma	1.05

In October 2005, the Compensation Committee approved the immediate and full acceleration of vesting of 260,000 "out-of-the-money" stock options to certain employees.  These employees did not include any of the Company’s executive officers or other employees at the Vice President level or above.  Each stock option issued as a part of these grants has an exercise price greater than the closing price per share on the date of the Compensation Committee’s action.  The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of operations, in contemplation of the implementation of SFAS 123R.  The pre-tax charge avoided totals approximately $3,000 which would have been recognized over the years 2006, 2007, 2008 and 2009.  This amount is reflected in the pro forma disclosures included above.  The options that have been accelerated had an exercise price in excess of the market value of our common stock at the time of acceleration.  Accordingly, the Compensation Committee determined that the expense savings outweighs the objective of incentive compensation and retention.

Additional information regarding the stock option plans is included in Note 14.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2007 presentation.  These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, or SFAS No. 141R. The purpose of issuing the statement is to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its financial statements and disclosures.

The Company adopted the provisions of FASB Interpretation No.  48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a taxing authority.  Additional information regarding FIN 48 is included in Note 9.

3. Discontinued Operations: FirstGuard Health Plans

In 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed.  In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business.  The assets, liabilities and results of operations of FirstGuard Kansas and FirstGuard Missouri are classified as discontinued operations for all periods presented beginning in December 2007, as substantially all liabilities have been paid as of that date.

In 2006, as a result of the notification of the Kansas contract non-renewal, the Company conducted an impairment analysis of the identifiable intangible assets and goodwill of the FirstGuard reporting unit, which encompasses both the FirstGuard Kansas and FirstGuard Missouri health plans.  The fair value of the FirstGuard reporting unit was determined using discounted expected cash flows and estimated market value.  The impairment analysis resulted in a goodwill impairment of $81,098.  The Company also recorded impairment charges for identifiable intangible assets of $5,993, and fixed assets of $1,177.  The goodwill portion of the impairment was not deductible for tax purposes.

The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007 and the Company received a final contingent payment in the second quarter of 2007, resulting in a total gain on the sale of $7,472 in 2007.  Goodwill associated with FirstGuard written off as part of the transaction was $5,995.

In 2007, the Company abandoned the stock of FirstGuard Kansas and FirstGuard Missouri to an unrelated entity.  As a result of that abandonment, the Company recognized expense of $2,298 for the write-off of the remaining assets in that entity.  The Company also recognized a $34,856 tax benefit for the tax deduction associated with the basis of that stock.

The Company incurred $8,733 of FirstGuard exit costs consisting primarily of lease termination fees and employee severance costs.  The exit costs included $6,202 incurred in 2006, of which $3,027 was accrued at December 31, 2006.  During the year ended December 31, 2007, the Company incurred an additional $2,531 of exit costs and made payments of $5,433.  At December 31, 2007, the remaining accrual for these costs was $125.  The Company also contributed $3,000 of the sale proceeds received in the second quarter to its charitable foundation and recorded the contribution as General and Administrative expense.

Operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005

Revenues	$6,688	$317,026	$273,662
Earnings (loss) before income taxes	$1,234	$(55,234)	$28,469
Net earnings (loss)	$32,133	$(64,569)	$17,931

Assets and liabilities of the discontinued operations are as follows:

	December 31,
	2007	2006
Current assets	$—	$50,004
Long term investments and restricted deposits	—	30,275
Goodwill	—	5,995
Other intangible assets, net	—	647
Other assets	—	501
Assets of discontinued operations	$—	$87,422

	December 31,
	2007	2006
Medical claims liabilities	$736	$30,577
Accounts payable and accrued expenses	125	8,830
Other liabilities	—	107
Liabilities of discounted operations	$861	$39,514

4. Restructuring

In the fourth quarter of 2007, the Company abandoned its previously planned redevelopment project in Clayton, Missouri, related to a corporate office expansion.  As a result, the Company conducted an impairment analysis of the related real estate and capitalized construction costs and recorded an impairment charge of $7,207.  The impairment charges were recorded as General and Administrative expense under the Medicaid Managed Care segment.  At December 31, 2007, the remaining liability for these charges was $1,335.

Also in the fourth quarter of 2007, the Company completed an organizational realignment, resulting in the elimination of approximately 35 positions.  Accordingly, the Company recorded $2,185 in severance costs.  This expense was recorded as General and Administrative expense under the Medicaid Managed Care segment.  At December 31, 2007, the remaining liability for these costs was $2,185.

5. Acquisitions

2007 Acquisitions

•
Access Health Solution, LLC.  In July 2007, the Company acquired a 49% minority ownership interest in Access Health Solutions, LLC, or Access, a Medicaid managed care entity in Florida.  Under the terms of the transaction, the Company has an option to acquire the remaining interest in Access at a future date.  The Company accounts for its investment in Access using the equity method of accounting.

•
Other 2007 Acquisitions.  The Company acquired PhyTrust of South Carolina, LLC, effective April 20, 2007, Physician’s Choice, LLC, effective October 2007, and Work Life Innovations, effective November 30, 2007.  The Company paid a total of $11,300 in cash and related transaction costs for these acquisitions.  PhyTrust of South Carolina and Physician’s Choice, LLC, both with Medicaid members in South Carolina, are included in the Medicaid Managed Care segment.  Work Life Innovations, a health and wellness consulting company, is included in the Specialty Services segment.  For these acquisitions, goodwill of $8,323 and $2,859 was allocated to the Medicaid Managed Care segment and the Specialty Services segment, respectively, all of which is deductible for income tax purposes.  Pro forma disclosures related to these acquisitions have been excluded as immaterial.

2006 Acquisitions

•
US Script, Inc. Effective January 1, 2006, the Company acquired 100% of US Script, Inc., a pharmacy benefits manager.  The Company has paid or accrued $44,573 in cash and related transaction costs.  In accordance with the terms of the agreement, the Company may pay up to an additional $6,000 if US Script, Inc. achieves certain earnings targets over the next three years.  The results of operations for US Script, Inc. are included in the Specialty Services segment and the consolidated financial statements since January 1, 2006.

The purchase price allocation resulted in estimated identifiable intangible assets of $7,100 and associated deferred tax liabilities of $2,523 and goodwill of $37,975.  The identifiable intangible assets have an estimated useful life of seven to 20 years.  The acquired goodwill is not deductible for income tax purposes.  Pro forma disclosures related to the acquisition have been excluded as immaterial.

•
Other 2006 Acquisitions.  The Company acquired the assets of Nurse Response, Inc., effective April 1, 2006, Cardium Health Services Corporation, effective May 9, 2006, MediPlan Corporation, effective June 1, 2006, and OptiCare Managed Vision, Inc., effective July 1, 2006.  The Company paid a total of $30,783 in cash and related transaction costs for these acquisitions.  The results of operations for these acquisitions are included in the consolidated financial statements since the respective effective dates.  Nurse Response, Inc., a provider of after hours nurse triage services, Cardium Health Services Corporation, a chronic health management provider, and OptiCare Managed Vision, Inc., a managed vision provider, are included in the Specialty Services segment.  MediPlan Corporation, with Medicaid membership in Ohio, is included in the Medicaid Managed Care segment.  For these acquisitions, goodwill of $14,756 and $7,150 was allocated to the Specialty Services segment and Medicaid Managed Care segment, respectively, of which $5,593 is deductible for income tax purposes.  Pro forma disclosures related to these acquisitions have been excluded as immaterial.

2005 Acquisitions

•
AirLogix, Inc. Effective July 22, 2005, the Company acquired 100% of AirLogix, Inc., a health management provider.  The Company paid approximately $36,310 in cash and related transaction costs.  The results of operations for AirLogix, Inc. are included in the Specialty Services segment and the consolidated financial statements since July 22, 2005.

The purchase price allocation resulted in estimated identified intangible assets of $1,900 and associated deferred tax liabilities of $997 and goodwill of $28,747.  The identifiable intangible assets have an estimated useful life of one to five years.  The acquired goodwill is not deductible for income tax purposes.  Pro forma disclosures related to the acquisition have been excluded as immaterial.

•
SummaCare, Inc. Effective May 1, 2005, the Company acquired certain Medicaid-related assets from SummaCare, Inc. for a purchase price of approximately $30,407.  The purchase price and related transaction costs consisted of $21,416 in cash and 318,735 shares of common stock valued at $8,991.  The cost to acquire the Medicaid-related assets has been allocated to the assets acquired and liabilities assumed according to estimated fair values.  The results of operations for SummaCare are included in the Medicaid Managed Care segment and the consolidated financial statements since May 1, 2005.

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

 6. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2007 consist of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,383	$289	$(27)	$28,645
Corporate securities	33,692	14	(268)	33,438
State and municipal securities	305,433	2,336	(130)	307,639
Life insurance contracts	13,924	—	—	13,924
Equity securities	6,697	354	(86)	6,965
Total	$388,129	$2,993	$(511)	$390,611

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2006 consist of the following:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,320	$13	$(340)	$27,993
Corporate securities	76,752	1	(937)	75,816
State and municipal securities	80,450	—	(705)	79,745
Asset backed securities	777	2	—	779
Life insurance contracts	12,864	—	—	12,864
Total	$199,163	$16	$(1,982)	$197,197

The Company monitors investments for other than temporary impairment.  Certain investments have experienced a decline in market value due to changes in market interest rates.  Based on the credit quality of the Company’s investments and ability to hold these investments to recovery (which may be maturity), no other than temporary impairment has been recorded.  Investments in a gross unrealized loss position at December 31, 2007 are as follows:

		Less Than 12 Months		12 Months or More		Total
	Amortized Cost	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value
Equity	$1,778	$(86)	$1,692	$—	$—	$(86)	$1,692
Corporate	28,674	(6)	907	(262)	27,499	(268)	28,406
Government	8,274	(21)	6,154	(6)	2,093	(27)	8,247
Municipal	29,942	(4)	5,517	(126)	24,295	(130)	29,812
Total	$68,668	$(117)	$14,270	$(394)	$53,887	$(511)	$68,157

Investments in a gross unrealized loss position at December 31, 2006 are as follows:

		Less Than 12 Months		12 Months or More		Total
	Amortized Cost	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value
Corporate	$68,195	$(10)	$16,973	$(927)	$50,285	$(937)	$67,258
Government	27,039	(65)	15,417	(275)	11,282	(340)	26,699
Municipal	61,297	(46)	23,637	(659)	36,955	(705)	60,592
Total	$156,531	$(121)	$56,027	$(1,861)	$98,522	$(1,982)	$154,549

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2007, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$46,392	$46,269	$15,326	$15,413
One year through five years	204,311	206,296	11,223	11,359
Five years through ten years	29,524	29,899	507	529
Greater than ten years	80,846	80,846	—	—
Total	$361,073	$363,310	$27,056	$27,301

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2006, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
One year or less	$57,031	$56,790	$12,631	$12,544
One year through five years	86,551	85,006	11,375	11,314
Five years through ten years	13,869	13,846	506	497
Greater than ten years	17,200	17,200	—	—
Total	$174,651	$172,842	$24,512	$24,355

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset backed securities are included in the one year through five years category, while equity securities and life insurance contracts are included in the five years through ten years category.  The Company has the option to redeem at amortized cost all of the securities included in the greater than ten years category listed above.

The Company recorded realized gains and losses on investments for the years ended December 31 as follows:

	2007	2006	2005
Gross realized gains	$325	$9	$—
Gross realized losses	(401)	(37)	(65)
Net realized (losses) gains	$(76)	$(28)	$(65)

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2007	2006
Computer software	$72,946	$44,292
Building	36,781	34,671
Computer hardware	26,742	19,580
Furniture and office equipment	21,545	16,114
Land	19,509	20,216
Leasehold improvements	15,200	9,226
	192,723	144,099
Less accumulated depreciation	(54,584)	(33,411)
Property, software and equipment, net	$138,139	$110,688

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $23,224, $15,610 and $7,809, respectively.

8. Intangible Assets

Goodwill balances and the changes therein are as follows:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2005	$36,792	$33,388	$70,180
Acquisitions	6,893	52,948	59,841
Other adjustments	50	(190)	(140)
Balance as of December 31, 2006	43,735	86,146	129,881
Acquisitions	8,663	4,049	12,712
Other adjustments	1,238	(2,801)	(1,563)
Balance as of December 31, 2007	$53,636	$87,394	$141,030

Goodwill additions in 2007 and 2006 were related to the acquisitions discussed in Note 5.  Goodwill reductions in 2006 and 2007 were related to the recognition of acquired net operating loss carry forward benefits.

Other intangible assets at December 31 consist of the following:

			Weighted Average Life in Years
	2007	2006	2007	2006
Purchased contract rights	$8,591	$8,591	7.7	7.6
Provider contracts	2,478	1,921	10.0	9.9
Customer relationships	7,030	5,400	8.2	6.3
Trade names	4,563	3,750	19.9	19.7
Other intangibles	270	3,270	5.0	5.0
Other intangible assets	22,932	22,932	10.7	9.2
Less accumulated amortization:
Purchased contract rights	(5,870)	(4,830)
Provider contracts	(1,007)	(729)
Customer relationships	(2,069)	(1,025)
Trade names	(542)	(280)
Other identifiable intangibles	(239)	(513)
Total accumulated amortization	(9,727)	(7,377)
Other intangible assets, net	$13,205	$15,555

Amortization expense was $2,350, $2,484 and $1,880 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense for  2008, 2009, 2010, 2011 and 2012, assuming no further acquisitions, is approximately $2,300, $2,000, $1,800, $1,500 and $1,500, respectively.

9. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2007	2006	2005
Current provision:
Federal	$30,668	$14,898	$17,195
State and local	3,454	1,845	744
Total current provision	34,122	16,743	17,939
Deferred provision	(11,755)	(4,101)	1,747
Total provision for income taxes	$22,367	$12,642	$19,686

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2007	2006	2005
Tax provision at the U.S. federal statutory rate	$22,273	$11,754	$20,085
State income taxes, net of federal income tax benefit	449	137	(938)
Tax exempt investment income	(2,641)	(640)	—
Nondeductible incentive stock option compensation	1,542	1,407	—
Other, net	744	(16)	539
Income tax expense	$22,367	$12,642	$19,686

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2007	2006
Deferred tax assets:
Current:
Medical claims liability and other accruals	$12,681	$7,383
Unearned premium and other deferred revenue	3,376	3,238
Unrealized loss on investments	47	103
Federal net operating loss carry forward	5,396	1,136
State net operating loss carry forward	2,981	1,387
Federal tax credits	188	—
Other	1,802	52
	26,471	13,299
Valuation allowance	(1,288)	(1,337)
Net current deferred tax assets	$25,183	$11,962

Non-current deferred tax assets:
Medical claims liability and other accruals	$593	$330
Unrealized loss on investments	—	635
Federal net operating loss carry forward	5,652	5,153
State net operating loss carry forward	3,979	1,053
Stock compensation	8,671	5,491
State tax credits	1,290	1,290
Other	1,147	519
	21,332	14,471
Valuation allowance	(1,038)	(1,455)
Net non-current deferred tax assets	$20,294	$13,016

Deferred tax liabilities:
Current:
Prepaid assets	$1,505	$1,923
Net current deferred tax liabilities	$1,505	$1,923

Non-current deferred tax liabilities:
Intangible assets	$5,012	$5,570
Depreciation and amortization	15,895	6,961
Unrealized gain on investments	957	4
Net non-current deferred tax liabilities	$21,864	$12,535

Net deferred tax assets	$22,108	$10,520

The Company’s deferred tax assets include federal and state net operating losses, or NOLs, of which $6,434 were acquired in business combinations.  Accordingly, the total and annual deduction for those NOLs is limited by tax law.  The federal NOLs expire between the years 2011 and 2027 and the state NOLs expire between the years 2009 and 2027.  Valuation allowances are recorded for those NOLs the Company believes are more-likely-than-not to expire unused.  During 2007 and 2006, the Company recorded valuation allowance reductions of $2,317 and $2,910, respectively and recorded additional valuation allowances of $1,852 and $2,005, respectively.  The 2007 tax provision included $1,852 of valuation additions and the 2006 tax provision included $422 of the valuation allowance reductions.  The remainder was recorded as an adjustment to goodwill and other intangible assets.  The Company also had an unrecorded federal and state net operating loss deferred tax asset related to an excess stock compensation deduction of $2,546.

We adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  As a result of the implementation of FIN 48, we recognized a $47 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$3,114
Additions based on tax positions during the current year	106
Reductions as a result of a lapse in the applicable statute of limitations	(737)
Balance as of December 31, 2007	$2,483

The December 31, 2007 balance includes $532 (net of federal tax benefit) that would decrease income tax expense, if recognized, and the remainder would reduce goodwill.  Most of the amount that would reduce income tax expense, if recognized, related to an audit in process and is expected to be resolved in the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in the provision for income taxes.  As of January 1, 2007, interest accrued was approximately $293, net of federal tax benefit.  No penalties have been accrued.  As of December 31, 2007, interest accrued was approximately $249, net of federal tax benefit.  The Company recognized net reductions in accrued interest due to the lapse of certain federal and state statutes of limitation.

The federal income tax returns for 2004 through 2007 are open tax years.  We file in numerous state jurisdictions with varying statutes of limitation.  The unrecognized state tax benefits are related to returns open from 2002 through 2007.

10. Medical Claims Liabilities

The change in medical claims liabilities is summarized as follows:

	2007	2006	2005
Balance, January 1	$249,864	$139,687	$139,602
Acquisitions	—	1,788	—
Incurred related to:
Current year	2,340,716	1,569,082	1,010,656
Prior years	(16,230)	(13,424)	(16,139)
Total incurred	2,324,486	1,555,658	994,517

Paid related to:
Current year	2,009,881	1,322,607	872,019
Prior years	228,613	124,662	122,413
Total paid	2,238,494	1,447,269	994,432
Balance, December 31	$335,856	$249,864	$139,687

Changes in estimates of incurred claims for prior years were attributable to favorable development, including changes in medical utilization and cost trends.

The Company had reinsurance recoverables related to medical claims liabilities of $3,189 and $1,244 at December 31, 2007 and 2006, respectively, included in premium and related receivables.

11. Debt

Debt consists of the following at December 31:

	2007	2006
$300,000 revolving credit agreement	$5,000	$149,000
$175,000 senior notes	175,000	—
$25,000 revolving loan agreement	8,359	8,359
Mortgage notes payable	12,001	12,487
Capital leases	7,017	5,771
Total debt	207,377	175,617
Less current maturities	(971)	(971)
Long-term debt	$206,406	$174,646

In March 2007, the Company issued $175,000 aggregate principal amount of 7 ¼% Senior Notes due April 1, 2014, or the Notes.  The Notes have been registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.

The Company has a $300,000 five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions.  Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt-to-EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth.  The agreement will expire in September 2011.  The outstanding borrowings at December 31, 2007 bore interest at LIBOR plus 1.0%, or 6.0%.

In May 2006, the Company executed a three-year $25,000 Revolving Loan Agreement.  Borrowings under the agreement bear interest based upon LIBOR rates plus 1.5%.  Subject to the terms and conditions of the agreement, the proceeds of the Revolving Loan may only be used for the acquisition of certain properties contiguous to the Company’s corporate headquarters.  The collateralized properties had a net book value of $8,543 at December 31, 2007.  The outstanding borrowings at December 31, 2007 bore interest at 6.5%.

Mortgage notes payable consists of two mortgages collateralized by the Company’s headquarters property.  The mortgages bear interest at the prevailing prime rate less .75% (6.5% at December 31, 2007).  The respective properties had a net book value of $20,605 at December 31, 2007.  The mortgages include a financial covenant requiring a minimum rolling twelve-month debt service coverage ratio.

Aggregate maturities for the Company’s debt are as follows:

2008	$971
2009	9,085
2010	11,275
2011	5,249
2012	260
Thereafter	180,537
Total	$207,377

The fair value of outstanding debt was approximately $206,065 and $175,617 at December 31, 2007 and 2006, respectively.

12. Stockholders’ Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value.  At December 31, 2007, there were no preferred shares outstanding.

In October 2007, the Company’s board of directors extended the November 2005 stock repurchase program, authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions.  The repurchase program expires October 31, 2008, but the Company reserves the right to suspend or discontinue the program at any time.  During the year ended December 31, 2007, the Company repurchased 467,157 shares at an average price of $20.42 and an aggregate cost of $9,541.  During the year ended December 31, 2006, the Company repurchased 402,135 shares at an average price of $19.77 and an aggregate cost of $7,944.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval.  At December 31, 2007 and 2006, Centene’s subsidiaries had aggregate statutory capital and surplus of $302,100 and $205,700, respectively, compared with the required minimum aggregate statutory capital and surplus of $192,300 and $120,600, respectively.

14. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock.  Both incentive stock options and nonqualified stock options can be awarded under the plans.  No option will be exercisable for longer than ten years after the date of grant.  The plans have 589,239 shares available for future awards.  Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards.  Certain restricted stock unit awards contain performance-based as well as service-based provisions.  Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.  The compensation cost that has been charged against income for the stock incentive plans was $15,781, $14,904 and $4,974 for the years ended December 31, 2007, 2006 and 2005, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $4,536, $4,235 and $1,890 for the years ended December 31, 2007, 2006 and 2005, respectively.

Option activity for the year ended December 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2006	4,835,963	$17.77
Granted	582,500	23.29
Exercised	(652,862)	7.29
Expired	(140,300)	26.15
Forfeited	(284,600)	21.08
Outstanding as of December 31, 2007	4,340,701	$19.60	$34,977	7.0
Exercisable as of December 31, 2007	2,440,470	$17.23	$25,454	6.1

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected life (in years)	6.1	6.5	6.4
Risk-free interest rate	4.1%	4.6%	4.3%
Expected volatility	47.5%	47.8%	46.6%
Expected dividend yield	0%	0%	0%

For the year ended December 31, 2007, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior.  For the years ended December 31, 2006 and 2005, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No.  107.  For the years ended December 31, 2007, 2006 and 2005, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock.  The risk-free interest rates are based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the year ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted-average fair value of options granted	$12.02	$13.42	$13.77
Total intrinsic value of stock options exercised	$9,847	$10,495	$32,425

A summary of the status of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2006	1,296,131	$25.12
Granted	373,705	24.04
Vested	(78,647)	27.11
Forfeited	(18,500)	26.90
Non-vested balance as of December 31, 2007	1,572,689	$24.74

 The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2007, 2006 and 2005, was $2,168, $1,051 and $0, respectively.

As of December 31, 2007, there was $43,176 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.4 years.  The actual tax benefit realized for the tax deductions from stock option exercises totaled $512, $3,455, and $6,468 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has reserved 900,000 shares of common stock for an employee stock purchase plan and the Company issued 32,563 shares, 34,357 shares, and 45,497 shares in 2007, 2006 and 2005, respectively, from the employee stock purchase plan.

15. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age.  Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations.  Centene may elect to match a portion of the employee’s contribution.  Company expense related to matching contributions to the plan were $2,406, $1,847 and $1,124 during the years ended December 31, 2007, 2006 and 2005, respectively.

16. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions.  The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays.  Rent expense was $15,869, $11,414 and $7,115 for the years ended December 31, 2007, 2006 and 2005, respectively.  Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2008	$19,046
2009	17,771
2010	14,741
2011	13,309
2012	11,128
Thereafter	56,932
$132,927

17. Contingencies

As previously disclosed, two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, referred to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of the Company’s common stock from April 25, 2006 through July 17, 2006, that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. The Company filed a motion to dismiss the Consolidated Lawsuit.  On June 29, 2007, the motion to dismiss was granted.  The plaintiffs have appealed the order of dismissal, and briefing on the appeal has been completed.  Oral argument on the appeal has not yet been held.

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

The Company's subsidiary, Peach State Health Plan, received notice from the Georgia Department of Community Health, or GDCH, regarding the responsibility for payment of certain dual eligibility SSI claims.  GDCH claims the Company is responsible for payment of health care claims for members while enrolled in the Georgia Families managed care program, including hospital stays that extend into the period where the member is covered by the State’s separate SSI program.  The Company is currently in discussions with the State regarding coverage and premium sufficiency for the SSI eligibles.  The ultimate amount of prior claims to be paid as well as any adjustment to premiums for these services is uncertain.

In addition, the Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

18. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2007	2006	2005
Earnings:
Earnings from continuing operations	$41,269	$20,940	$37,701
Discontinued operations, net of tax	32,133	(64,569)	17,931
Net earnings (loss)	$73,402	$(43,629)	$55,632

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,539,950	43,160,860	42,312,522
Common stock equivalents (as determined by applying the treasury stock method)	1,283,132	1,452,762	2,715,111
Weighted average number of common shares and potential dilutive common shares outstanding	44,823,082	44,613,622	45,027,633

Net earnings (loss) per share:
Basic:
Continued operations	$0.95	$0.49	$0.89
Discontinued operations	0.74	(1.50)	0.42
Earnings (loss) per common share	$1.69	$(1.01)	$1.31

Diluted:
Continuing operations	$0.92	$0.47	$0.84
Discontinued operations	0.72	(1.45)	0.40
Earnings (loss) per common share	$1.64	$(0.98)	$1.24

The calculation of diluted earnings per common share for 2007, 2006 and 2005 excludes the impact of 3,002,030, 4,560,036 and 328,250 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

19. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies including behavioral health, life and health management, long-term care, managed vision, nurse triage, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,673,930	$245,362	$—	$2,919,292
Revenue from internal customers	78,947	422,138	(501,085)	—
Total revenue	$2,752,877	$667,500	$(501,085)	$2,919,292
Earnings from operations	$31,307	$22,786	$—	$54,093
Total assets	$936,311	$182,811	$—	$1,119,122
Stock compensation expense	$13,974	$1,505	$—	$15,479
Depreciation expense	$20,547	$2,677	$—	$23,224
Capital expenditures	$49,996	$3,941	$—	$53,937

Segment information as of and for the year ended December 31, 2006, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,770,019	$191,975	$—	$1,961,994
Revenue from internal customers	94,984	233,263	(328,247)	—
Total revenue	$1,865,003	$425,238	$(328,247)	$1,961,994
Earnings from operations	$19,024	$8,778	$—	$27,802
Total assets	$723,698	$171,282	$—	$894,980
Stock compensation expense	$13,820	$920	$—	$14,740
Depreciation expense	$13,233	$2,377	$—	$15,610
Capital expenditures	$46,420	$3,872	$—	$50,292

Segment information as of and for the year ended December 31, 2005, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,171,871	$60,331	$—	$1,232,202
Revenue from internal customers	69,685	34,070	(103,755)	—
Total revenue	$1,241,556	$94,401	$(103,755)	$1,232,202
Earnings from operations	$54,919	$(2,648)	$—	$52,271
Total assets	$601,740	$66,290	$—	$668,030
Stock compensation expense	$4,714	$97	$—	$4,811
Depreciation expense	$7,398	$411	$—	$7,809
Capital expenditures	$23,974	$1,763	$—	$25,737

The Company evaluates performance and allocates resources based on earnings from operations.  The accounting policies are the same as those described in the “Summary of Significant Accounting Policies” included in Note 2.

20. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2007	2006	2005
Net earnings (loss)	$73,402	$(43,629)	$55,632
Reclassification adjustment, net of tax	(242)	218	138
Change in unrealized losses on investments available for sale, net of tax	3,064	285	(1,485)
Total comprehensive earnings (loss)	$76,224	$(43,126)	$54,285

21. Subsequent Events

In November 2007, the Company’s subsidiary, Peach State Health Plan, received a contract amendment from the State of Georgia for their state fiscal year beginning July 1, 2007.  The contract amendment increased the applicable premium rates and the State also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  The Company executed the amendment on November 16, 2007.  In January 2008, the State of Georgia returned a fully executed contract amendment.  The amendment contained a premium revenue increase effective July 1, 2007.  The revenue increase attributable to the period from July 1, 2007 through December 31, 2007, approximately $20,800, will be recorded in the Company's consolidated statement of operations in the first quarter of 2008.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,291	$1,649
Short-term investments, at fair value (amortized cost $5,202 and $1,749, respectively)	5,190	1,747
Other current assets	70,279	22,950
Total current assets	89,760	26,346
Long-term investments, at fair value (amortized cost $11,658 and $8,344, respectively)	11,972	8,194
Investment in subsidiaries	492,706	443,689
Other assets	6,236	1,244
Total assets	$600,674	$479,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$5,527	$3,923
Long-term debt	180,000	149,000
Other liabilities	100	127
Total liabilities	185,627	153,050
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,667,837 and 43,369,918 shares, respectively	44	44
Additional paid-in capital	221,693	209,340
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	1,571	(1,251)
Retained earnings	191,739	118,290
Total stockholders’ equity	415,047	326,423
Total liabilities and stockholders’ equity	$600,674	$479,473

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Expenses:
General and administrative expenses	$(5,513)	$(3,709)	$(3,801)
Other income (expense):
Investment and other income	913	755	743
Interest expense	(13,627)	(8,993)	(3,117)
Loss before income taxes	(18,227)	(11,947)	(6,175)
Income tax benefit	(51,178)	(4,504)	(2,551)
Net earnings (loss) before equity in subsidiaries	32,951	(7,443)	(3,624)
Equity in earnings (loss) from subsidiaries	40,451	(36,186)	59,256
Net earnings (loss)	$73,402	$(43,629)	$55,632

Net earnings (loss) per share:
Basic earnings (loss) per common share	$1.69	$(1.01)	$1.31
Diluted earnings (loss) per common share	$1.64	$(0.98)	$1.24
Weighted average number of shares outstanding:
Basic	43,539,950	43,160,860	42,312,522
Diluted	44,823,082	44,613,622	45,027,633

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Cash provided by operating activities	$94,145	$31,895	$11,622
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(71,813)	(43,100)	(22,300)
Purchase of investments	(84,088)	(4,521)	(4,438)
Sales and maturities of investments	77,086	5,841	26,697
Acquisitions, net of cash acquired	(38,532)	(66,772)	(55,485)
Proceeds from asset sales	14,102	—	—
Net cash used in investing activities	(103,245)	(108,552)	(55,526)
Cash flows from financing activities:
Proceeds from borrowings	212,000	86,000	45,000
Payment of long-term debt and notes payable	(181,000)	(12,000)	(4,000)
Proceeds from exercise of stock options	5,464	6,953	5,621
Common stock repurchases	(9,541)	(7,883)	—
Debt issue costs	(5,181)	(253)	(413)
Excess tax benefits from stock compensation	—	3,043	—
Net cash provided by financing activities	21,742	75,860	46,208
Net increase (decrease) in cash and cash equivalents	12,642	(797)	2,304
Cash and cash equivalents, beginning of period	1,649	2,446	142
Cash and cash equivalents, end of period	$14,291	$1,649	$2,446

See notes to condensed financial information of registrant.

Notes to Condensed Financial Information of Registrant

Note A – Basis of Presentation and Significant Accounting Policies

In Centene Corporation’s parent company only financial statements, Centene Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.  Centene Corporation’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.  The income tax benefit reflects a $34,856 tax benefit associated with the stock abandonment discussed in Note 3.

Centene Corporation’s parent company only financial statements should be read in conjunction with Centene Corporation’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

Note B – Dividends

During 2007, 2006 and 2005, the Registrant received dividends from its subsidiaries totaling $53,937, $8,600 and $7,000, respectively.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1	Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2

4.2	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

4.2a	Amendment No. 1 to Rights Agreement by and between Centene Corporation and Mellon Investor Services LLC, as right agent, dated April 23, 2007.		8-K	April 26, 2007	4.1

4.3	Indenture for the 7 ¼% Senior Notes due 2014 dated March 22, 2007 among Centene Corporation and The Bank of New York Trust Company, N.A., as trustee.		S-4	May 11, 2007	4.3

10.1	Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Health Families		8-K	July 22, 2005	10.1

10.1a	Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State Health Plan		10-Q	October 25, 2005	10.9

10.1b	Amendment #2 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State Health Plan	X

10.1c	Notice of Renewal for fiscal year 2007 between Peach State Health Plan, Inc. and Georgia Department of Community Health.		10-Q	October 24, 2006	10.3

10.1d	Notice of Renewal for fiscal year 2008 between Peach State Health Plan, Inc. and Georgia Department of Community Health.		10-Q	July 24, 2007	10.4

10.2	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 24, 2006	10.5

10.2a	Amendment F (Version 1.6) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 23, 2007	10.4a

10.2b	Amendment G (Version 1.7) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	July 24, 2007	10.2

10.2c	Amendment H (Version 1.8) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 23, 2007	10.1

10.2d	Amendment I (Version 1.9) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	X

10.3	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.9

10.4	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File number 333-83190		S-1	October 9, 2001	10.10

10.5	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.11

10.6	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.12

10.7	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-90976		10-Q	April 29, 2002	10.5

10.7a	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.7b	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.8	2003 Stock Incentive Plan, as amended		8-K	April 26, 2007	10.1

10.9	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.9a	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan		10-K	February 24, 2006	10.12a

10.10	Centene Corporation Employee Deferred Compensation Plan		10-Q	April 24, 2007	10.4

			INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
10.11	Centene Corporation Amended and Restated 2003 Stock Incentive Plan		8-K	April 26, 2007	10.1

10.12	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.13	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.14	Form of Executive Severance and Change in Control Agreement		8-K	May 23, 2005	10.1

10.15	Form of Restricted Stock Unit Agreement		8-K	April 28, 2006	10.1

10.16	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.17	Form of Non-statutory Stock Option Agreement (Employees)		8-K	July 28, 2005	10.4

10.18	Form of Incentive Stock Option Agreement		8-K	July 28, 2005	10.5

10.19	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.20	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.21	Form of Performance Based Restricted Stock Unit Agreement		8-K	December 28, 2007	10.1

10.22	Form of Long Term Incentive Plan Agreement		8-K	February 7, 2008	10.1

10.23	Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2004	10.2

10.23a	Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2005	10.11

10.23b	Amendment No. 3 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 24, 2006	10.22b

10.23c	Amendment No. 4 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	July 25, 2006	10.2

10.23d	Amendment No. 5 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 24, 2006	10.1

10.23e	Amendment No. 6 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association	X

10.24	Summary of Board of Director Compensation	X

10.25	Summary of Compensatory Arrangements with Executive Officers	X

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

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

[1] SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant’s SEC File No. was 000-33395).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2008.
CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities as indicated, as of February 25, 2008.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)

/s/ ERIC R. SLUSSER Eric R. Slusser	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ STEVE BARTLETT Steve Bartlett	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ FRED H. EPPINGER Fred H. Eppinger	Director

/s/ RICHARD A. GEPHARDT Richard A. Gephardt	Director

/s/ PAMELA A. JOSEPH Pamela A. Joseph	Director

/s/ JOHN R. ROBERTS John R. Roberts	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ TOMMY G. THOMPSON Tommy G. Thompson	Director