Form 10-Q
period 2008-03-31
CENTENE CORP
filed 2008-04-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 001-31826

CENTENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	42-1406317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7711 Carondelet Avenue
St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  [ ]    No  [X]

As of April 14, 2008, the registrant had 43,396,920 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$263,780	$268,584
Premium and related receivables	81,468	90,072
Short-term investments, at fair value (amortized cost $60,927 and $46,392, respectively)	60,989	46,269
Other current assets	37,373	41,414
Total current assets	443,610	446,339
Long-term investments, at fair value (amortized cost $319,881 and $314,681, respectively)	324,173	317,041
Restricted deposits, at fair value (amortized cost $27,411 and $27,056, respectively)	27,972	27,301
Property, software and equipment, net	151,265	138,139
Goodwill	141,023	141,030
Other intangible assets, net	12,608	13,205
Other assets	38,624	36,067
Total assets	$1,139,275	$1,119,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$347,504	$335,856
Accounts payable and accrued expenses	115,857	105,096
Unearned revenue	2,231	44,016
Current portion of long-term debt	416	971
Current liabilities of discontinued operations	754	861
Total current liabilities	466,762	486,800
Long-term debt	215,818	206,406
Other liabilities	13,460	10,869
Total liabilities	696,040	704,075
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,424,326 and 43,667,837 shares, respectively	44	44
Additional paid-in capital	222,719	221,693
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	3,110	1,571
Retained earnings	217,362	191,739
Total stockholders’ equity	443,235	415,047
Total liabilities and stockholders’ equity	$1,139,275	$1,119,122

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Revenues:	(Unaudited)
Premium	$773,478	$624,826
Premium tax	22,631	17,816
Service	20,530	21,592
Total revenues	816,639	664,234
Expenses:
Medical costs	641,619	528,520
Cost of services	16,176	15,630
General and administrative expenses	99,283	86,467
Premium tax	22,631	17,816
Total operating expenses	779,709	648,433
Earnings from operations	36,930	15,801
Other income (expense):
Investment and other income	7,769	6,017
Interest expense	(3,994)	(3,132)
Earnings before income taxes	40,705	18,686
Income tax expense	15,168	7,089
Net earnings from continuing operations	25,537	11,597
Discontinued operations, net of income tax expense (benefit) of $52 and $(26,780)	86	26,614
Net earnings	$25,623	$38,211

Net earnings per share:
Basic:
Continuing operations	$0.59	$0.27
Discontinued operations	—	0.61
Basic earnings per common share	$0.59	$0.88
Diluted:
Continuing operations	$0.57	$0.26
Discontinued operations	—	0.59
Diluted earnings per common share	$0.57	$0.85

Weighted average number of shares outstanding:
Basic	43,538,207	43,433,319
Diluted	44,742,893	44,923,340

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net earnings	$25,623	$38,211
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	7,798	6,274
Stock compensation expense	4,013	3,871
Deferred income taxes	9,472	(1,398)
Gain on sale of FirstGuard Missouri	—	(4,218)
Changes in assets and liabilities —
Premium and related receivables	8,612	13,588
Other current assets	(2,634)	(26,336)
Other assets	(1,031)	(636)
Medical claims liabilities	11,608	(4,340)
Unearned revenue	(41,788)	4,796
Accounts payable and accrued expenses	4,489	1,309
Other operating activities	554	4,859
Net cash provided by operating activities	26,716	35,980
Cash flows from investing activities:
Purchases of property, software and equipment	(19,879)	(14,794)
Purchases of investments	(86,025)	(135,866)
Sales and maturities of investments	70,888	122,835
Proceeds from asset sales	—	10,848
Investments in acquisitions and equity method investee, net of cash acquired	(2,194)	(400)
Net cash used in investing activities	(37,210)	(17,377)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,148	868
Proceeds from borrowings	26,005	191,000
Payment of long-term debt	(17,148)	(165,248)
Excess tax benefits from stock compensation	2,638	417
Common stock repurchases	(6,953)	(644)
Debt issue costs	—	(4,138)
Net cash provided by financing activities	5,690	22,255
Net (decrease) increase in cash and cash equivalents	(4,804)	40,858
Cash and cash equivalents, beginning of period	268,584	271,047
Cash and cash equivalents, end of period	$263,780	$311,905

Interest paid	$463	$2,999
Income taxes paid	$792	$5,801

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services.  Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, Medicare (Special Needs Plans), the State Children’s Health Insurance Program, or SCHIP, and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI.  The Company’s Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2007. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2007 audited financial statements, have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2007 amounts in the consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, or SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141R will be effective for any business combinations that occur after January 1, 2009.

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

The Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities on January 1, 2008.  Short-term investments, long-term investments and restricted deposits are classified as available for sale and are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).  Additionally, fair value of debt disclosures are based on quoted market prices for identical securities or, for variable rate debt, fair value is considered equal to book value (Level 2 inputs).

4. Discontinued Operations: FirstGuard Health Plans

In 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed.  In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business.  FirstGuard Missouri was sold in February 2007.  The assets, liabilities and results of operations of FirstGuard Kansas and FirstGuard Missouri are classified as discontinued operations for all periods presented beginning in December 2007, as substantially all liabilities have been paid as of that date.

5. Restructuring

In the fourth quarter of 2007, the Company abandoned its previously planned redevelopment project in Clayton, Missouri, related to a corporate office expansion.  As a result, the Company conducted an impairment analysis of the related real estate and capitalized construction costs and recorded an impairment charge of $7,207 at December 31, 2007.  The impairment charges were recorded as General and Administrative expense under the Medicaid Managed Care segment..  At March 31, 2008, the remaining liability for these charges was $850.

Also in the fourth quarter of 2007, the Company completed an organizational realignment, resulting in the elimination of approximately 35 positions.  Accordingly, the Company recorded $2,185 in severance costs at December 31, 2007.  This expense was recorded as General and Administrative expense under the Medicaid Managed Care segment.  At March 31, 2008, the remaining liability for these costs was $494.

6. Debt

At March 31, 2008, total debt outstanding was $216,234, including current maturities of $416. The total debt outstanding consisted of $175,000 of senior notes due 2014, $20,364 of debt secured by real estate under the Company’s $25,000 Revolving Loan Agreement discussed below, $14,000 under the Company’s $300,000 Revolving Credit Agreement and $6,870 of capital leases.  At March 31, 2008, the fair value of outstanding debt was approximately $206,609.

In February 2008, the Company refinanced its mortgage notes payable through the execution of an amendment to its $25,000 Revolving Loan Agreement.  The amendment extends the maturity date to January 1, 2010 and borrowings under the agreement were amended to bear interest based upon LIBOR rates plus 1.0%.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2008	2007
Earnings:
Earnings from continuing operations	$25,537	$11,597
Discontinued operations, net of tax	86	26,614
Net earnings	$25,623	$38,211
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,538,207	43,433,319
Common stock equivalents (as determined by applying the treasury stock method)	1,204,686	1,490,021
Weighted average number of common shares and potential dilutive common shares outstanding	44,742,893	44,923,340

Net earnings (loss) per share:
Basic:
Continued operations	$0.59	$0.27
Discontinued operations	—	0.61
Earnings (loss) per common share	$0.59	$0.88

Diluted:
Continuing operations	$0.57	$0.26
Discontinued operations	—	0.59
Earnings (loss) per common share	$0.57	$0.85

The calculation of diluted earnings per common share for the three months ended March 31, 2008 and 2007 excludes the impact of 2,784,900 and 2,246,850 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

8. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. In October 2007, the repurchase program was extended through October 31, 2008, but the Company reserves the right to suspend or discontinue the program at any time.  During the three months ended March 31, 2008, the Company repurchased 350,332 shares at an average price of $19.85 and an aggregate cost of $6,953.

9. Contingencies

As previously disclosed, two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, referred to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of the Company’s common stock from April 25, 2006 through July 17, 2006, that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. The Company filed a motion to dismiss the Consolidated Lawsuit.  On June 29, 2007, the motion to dismiss was granted.  The plaintiffs have appealed the order of dismissal, and briefing on the appeal has been completed.  Oral argument on the appeal was held on April 18, 2008.

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

Segment information for the three months ended March 31, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$746,090	$70,549	$—	$816,639
Revenue from internal customers	15,386	110,280	(125,666)	—
Total revenue	$761,476	$180,829	$(125,666)	$816,639

Earnings from operations	$29,802	$7,128	$—	$36,930

Segment information for the three months ended March 31, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$606,462	$57,772	$—	$664,234
Revenue from internal customers	18,888	98,719	(117,607)	—
Total revenue	$625,350	$156,491	$(117,607)	$664,234

Earnings from operations	$10,115	$5,686	$—	$15,801

11. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses on investments available for sale, as follows:

	Three Months Ended March 31,
	2008	2007
Net earnings	$25,623	$38,211
Reclassification adjustment, net of tax	(66)	34
Change in unrealized gain on investments, net of tax	1,605	292
Total comprehensive earnings	$27,162	$38,537

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2007. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under “Item 1A. Risk Factors.”

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Medicare (Special Needs Plans), the State Children’s Health Insurance Program, or SCHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or SSI. Our Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries on market-based terms.

Our Medicaid contract in Kansas terminated effective December 31, 2006, and we sold the operating assets of FirstGuard Health Plan, Inc., our Missouri health plan, effective February 1, 2007.  Unless specifically noted, the discussions below are in the context of continuing operations, and therefore, exclude the Kansas and Missouri health plans, collectively referred to as FirstGuard.  The results of operations for FirstGuard are classified as discontinued operations for all periods presented.

Our first quarter performance for 2008 is summarized as follows:

—	Quarter-end Medicaid and Medicare Managed Care membership of 1,156,800.
—	Total revenues of $816.6 million, a 22.9% increase over the comparable period in 2007.
—	Health Benefits Ratio, or HBR, of 83.0%.
—	General and Administrative, or G&A, expense ratio of 12.5%.
—	Operating earnings of $36.9 million.
—	Diluted earnings per share of $0.57.
—	Operating cash flows of $26.7 million.

Over the last year, we have expanded operations in our Medicaid Managed Care segment. The following new contracts and acquisitions contributed to our growth:

—
In 2007, we acquired PhyTrust of South Carolina, LLC, or PhyTrust, as well as Physician’s Choice, LLC, both of which manage care on a non-risk basis for Medicaid members in South Carolina.  At March 31, 2008, our non-risk membership in South Carolina was 27,100 members.  We also became licensed in 2007 to provide risk-based managed care in the State and began participating in the transition of the State’s conversion to at-risk managed care in December 2007, with 2,200 members at March 31, 2008.

—	In July 2007, we acquired a 49% ownership interest in Access Health Solutions, LLC, or Access, which provides managed care for Medicaid recipients in Florida, with 92,700 members at March 31, 2008.
—	In February 2007, we began managing care for SSI recipients in the San Antonio and Corpus Christi markets of Texas with 33,900 members at March 31, 2008.
—	In 2007, we began managing care for SSI members in four regions of Ohio, with 20,200 members at March 31, 2008.

We have opportunities to increase profitability and redefine our operations through the following:

—	Effective July 1, 2008, we plan to conclude operations for SSI recipients in the Northwest region of Ohio. At March 31, 2008, this region represented 4,800 members.
—
In March 2008, we announced the acquisition of Celtic Insurance Company, a health insurance carrier focused on the individual health insurance market.  Subject to regulatory approval, we expect to complete this acquisition in the third quarter of 2008.

—
We have been awarded a contract in the Texas Foster Care program. This statewide program provides managed care services to participants in the Texas Foster Care program. Membership operations commenced April 1, 2008.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):
	Three Months Ended March 31, 2008
	2008	2007	% Change 2007-2008
Premium	$773.5	$624.8	23.8%
Premium tax	22.6	17.8	27.0%
Service	20.5	21.6	(4.9)%
Total revenues	816.6	664.2	22.9%
Medical costs	641.6	528.5	21.4%
Cost of services	16.2	15.6	3.5%
General and administrative expenses	99.3	86.5	14.8%
Premium tax expense	22.6	17.8	27.0%
Earnings from operations	36.9	15.8	133.7%
Investment and other income, net	3.8	2.9	30.8%
Earnings before income taxes	40.7	18.7	117.8%
Income tax expense	15.2	7.1	114.0%
Net earnings from continuing operations	25.5	11.6	120.2%
Discontinued operations, net of income tax (benefit) expense of $0.1 and $(26.8) respectively	0.1	26.6	(99.7)%
Net earnings	$25.6	$38.2	(32.9)%

Diluted earnings per common share:
Continuing operations	$0.57	$0.26	119.2%
Discontinued operations	—	0.59	(100.0)%
Total diluted earnings per common share	$0.57	$0.85	(32.9)%

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

Our total revenue increased in the three months ended March 31, 2008 over the previous year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From March 31, 2007 to March 31, 2008, we increased our Medicaid Managed Care membership by 4.8%.  The following table sets forth our membership by state in our Medicaid Managed Care segment:

	March 31,
	2008	2007
Georgia	282,700	291,300
Indiana	161,300	176,700
New Jersey	56,500	59,100
Ohio	131,100	118,300
South Carolina	29,300	—
Texas	369,000	318,500
Wisconsin	126,900	139,400
Total	1,156,800	1,103,300

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	March 31,
	2008	2007
Medicaid	862,900	839,600
SCHIP	216,000	211,200
SSI/Medicare	77,900	52,500
Total	1,156,800	1,103,300

From March 31, 2007 to March 31, 2008, our membership increased primarily as a result of increases in Ohio, South Carolina and Texas. We increased our SSI membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members.  Our membership in South Carolina is primarily on a non-risk basis; we began conversion to at-risk in December 2007, with 2,200 at-risk members at March 31, 2008. In Texas, we increased our membership through new Medicaid, SCHIP and SSI contracts in the Corpus Christi, San Antonio, Austin, and Lubbock markets.  Our membership decreased in Wisconsin due to the termination of certain physician contracts associated with a high cost hospital system and medical group.  Our membership decreased in Indiana primarily due to adjustments made to our provider network in connection with our new state-wide contract as well as the termination of certain non-exclusive physician contracts.  In Florida, Access served 92,700 members on a non-risk basis at March 31, 2008.

2.	Premium rate increases

During the three months ended March 31, 2008, we received premium rate increases ranging from 1.5% to 6.3%, or 2.3% on a composite basis across our markets.  During the three months ended March 31, 2007, we received premium rate increases ranging from 2.5% to 10.1%, or 2.2% on a composite basis across our markets.

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia of approximately 3.8% effective July 1, 2007.  The State also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  We executed this amendment on November 16, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we recorded the additional revenue, retroactive to July 1, 2007, in the first quarter of 2008.  This revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.  Approximately $7.3 million of this amount is related to the mandated services, rate cell changes and duplicate member issues, the remaining $13.5 million yields the calculated 3.8% increase.

3.	Specialty Services segment growth

For the three months ended March 31, 2008, Specialty Services segment revenue from external customers was $70.5 million compared to $57.8 million for the same prior year period.  The increase is primarily attributable to increasing membership for both our behavioral health company, Cenpatico, and our long-term care program, Bridgeway.  At March 31, 2008, Cenpatico provided behavioral health services to 97,900 members in Arizona and 39,400 members in Kansas, compared to 93,600 members in Arizona and 36,600 members in Kansas at March 31, 2007.   At March 31, 2008, Bridgeway provided long-term care services to 1,700 members, compared to 1,100 members at March 31, 2007.

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

	Three Months Ended March 31,
	2008	2007
Medicaid and SCHIP	79.5%	84.5%
SSI and Medicare	97.5	88.5
Specialty Services	84.1	79.7
Total	83.0	84.6

Our consolidated HBR for the three months ended March 31, 2008 was 83.0%, a decrease of 1.6% over the same period in 2007 and 2.4% from the fourth quarter of 2007. The decrease is primarily attributable to the recognition of the Georgia premium rate increase retroactive to July 1, 2007, and overall increased premium yield.  These factors were partially offset by increasing medical costs, in part related to the flu season, as well as higher than anticipated costs with the SSI business in Ohio.

Cost of Services

Our cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager’s external revenues. Cost of services also includes all direct costs to support the functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the teachers and other professionals who provide the services and expenses associated with facilities and equipment used to provide services.

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A increased in the three months ended March 31, 2008 over the comparable period in 2007 primarily due to expenses for additional facilities and staff to support our growth.

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenue and Service revenue, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the three months ended March 31, 2008 was 12.5% compared to 13.4% for the same period of 2007.  The ratio continues to reflect the overall leveraging of our expenses over higher revenues, partially offset by the effect of our start-up costs in Florida, South Carolina and for our Texas Foster Care product.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments, our equity in earnings of Access Health Solutions, and interest expense on our debt.  Investment and other income increased $1.8 million in the three months ended March 31, 2008, over the comparable period in 2007.  The increase was primarily due to increased equity in earnings of unconsolidated subsidiaries resulting from our investment in Access Health Solutions.  This increase was partially offset by an overall decline in investment interest rates.   Interest expense increased $0.9 million in the three months ended March 31, 2008, primarily from increased debt.

Income Tax Expense

Our effective tax rate in the first quarter of 2008 was 37.3% compared to 37.9% in 2007.  The decrease was primarily due to lower state taxes.

Discontinued Operations

Net earnings from discontinued operations were $86 thousand in the first quarter of 2008 compared to net earnings of $26.6 million in 2007.  In the first quarter of 2007, we abandoned the stock of our FirstGuard health plans resulting in tax benefits of $28.3 million, net of the associated asset write-offs.  The 2007 results also included exit costs associated with FirstGuard and one month of FirstGuard Missouri operations.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $26.7 million in the three months ended March 31, 2008 compared to $36.0 million in the comparable period in 2007.   The decrease was primarily due to a decrease in unearned revenue in 2008 resulting from the timing of receipt of our April 2008 Ohio premium revenue payment, partially offset by the recognition and receipt of the Georgia premium rate increase effective July 1, 2007.

Our investing activities used cash of $37.2 million in the three months ended March 31, 2008 compared to $17.4 million in the comparable period in 2007.  Our investing activities in 2008 consisted primarily of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of March 31, 2008, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.8 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $19.9 million and $14.8 million in the three months ended March 31, 2008 and 2007, respectively, on capital assets consisting primarily of property, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  We anticipate spending approximately an additional $55 million on capital expenditures in 2008 primarily associated with system enhancements and market expansions.

Our financing activities provided cash of $5.7 million and $22.3 million in the three months ended March 31, 2008 and 2007, respectively.  During 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes.

At March 31, 2008, we had negative working capital, defined as current assets less current liabilities, of $(23.2) million, as compared to $(40.5) million at December 31, 2007.  Our working capital is negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments from continuing operations were $324.8 million at March 31, 2008 and $314.9 million at December 31, 2007.  Long-term investments were $352.1 million at March 31, 2008 and $344.3 million at December 31, 2007, including restricted deposits of $28.0 million and $27.3 million, respectively.  At March 31, 2008, cash and investments held by our unregulated entities totaled $25.8 million while cash and investments held by our regulated entities totaled $651.1 million.

We have a $300 million Revolving Credit Agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of March 31, 2008, we had $14.0 million in borrowings outstanding under the agreement and $23.6 million in letters of credit outstanding, leaving availability of $262.4 million.  As of March 31, 2008, we were in compliance with all covenants.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities.  No securities have been issued under the shelf registration.  We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2007, the repurchase program was extended through October 31, 2008, but we reserve the right to suspend or discontinue the program at any time.  During the three months ended March 31, 2008, we repurchased 350,332 shares at an average price of $19.85.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the three months ended March 31, 2008.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations, planned acquisition of Celtic Insurance Company and capital expenditures for at least 12 months from the date of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2008, our subsidiaries had aggregate statutory capital and surplus of $321.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $197.6 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2008, all of our health plans were in compliance with the risk-based capital requirements enacted in their respective states.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, or SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 will be effective January 1, 2009. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements and disclosures.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A.  “Risk Factors,” and Part II, Item 1 “Legal Proceedings.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

Item 1A “Risk Factors” of Part II of this filing contains a further discussion of these and other additional important factors that could cause actual results to differ from expectations.  We disclaim any current intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Due to these important factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2008, we had short-term investments of $61.0 million and long-term investments of $352.1 million, including restricted deposits of $28.0 million.  The short-term investments consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2008, the fair value of our fixed income investments would decrease by approximately $4.8 million.  Declines in interest rates over time will reduce our investment income.

INFLATION

Although healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still exceeds the general inflation rate.  Additionally, recent economic indicators suggest an accelerated rise of the general inflation rate.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our margin protection program and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

As previously disclosed, two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006, and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, which we refer to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of our common stock from April 25, 2006 through July 17, 2006, that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of our common stock, which subsequently dropped after the issuance of a press release announcing our preliminary fiscal 2006 second quarter earnings and revised guidance. We filed a motion to dismiss the Consolidated Lawsuit. On June 29, 2007, the motion to dismiss was granted.  The plaintiffs have appealed the order of dismissal, and briefing on the appeal has been completed.  Oral argument on the appeal was held on April 18, 2008.  We anticipate receiving a decision on the appeal during 2008.

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

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision.  The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  You should also refer to the other information in this filing, including our consolidated financial statements and related notes, and in our annual report on Form 10-K for the year ended December 31, 2007.  The risks and uncertainties described below are those that we currently believe may materially affect our Company.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire between June 30, 2008 and December 31, 2010.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our operating results may be materially affected.

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

Recent legislative changes in the Medicare program may also affect our business.  For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs.  In its fiscal year 2009 budget proposal, the Bush administration has also proposed to further reduce total federal funding for the Medicaid program by $17.4 billion over the next five years. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations and financial performance.  In addition, the Medicare prescription drug benefit interrupted the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program.  These expenses may cause some states to divert funds originally intended for other Medicaid services which could adversely affect our growth, operations and financial performance.

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

Our health plans rely on other state-operated systems or sub-contractors to qualify, solicit, educate and assign eligible members into the health plans.  The effectiveness of these state operations and sub-contractors can have a material effect on a health plan’s enrollment in a particular month or over an extended period.  When a state implements new programs to determine eligibility, new processes to assign or enroll eligible members into health plans, or chooses new contractors, there is an increased potential for an unanticipated impact on the overall number of members assigned into the health plans.

Failure to accurately predict our medical expenses could negatively affect our reported results.

Our medical expenses include estimates of medical expenses incurred but not yet reported, or IBNR.  We estimate our IBNR medical expenses monthly based on a number of factors.  Adjustments, if necessary, are made to medical expenses in the period during which the actual claim costs are ultimately determined or when criteria used to estimate IBNR change.  We cannot be sure that our IBNR estimates are adequate or that adjustments to those estimates will not harm our results of operations.  For example, in the three months ended June 30, 2006 we adjusted our IBNR by $9.7 million for adverse medical cost development from the first quarter of 2006.  In addition, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liabilities.  For example, we commenced operations in the Atlanta and Central regions of Georgia on June 1, 2006 and the Southwest region of Georgia on September 1, 2006 and, for a period of time, based our estimates on state provided historical actuarial data and limited actual incurred and received data.  From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members.  Our failure to estimate IBNR accurately may also affect our ability to take timely corrective actions, further harming our results.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) First Quarter 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	8,300	$23.96	8,300	3,131,100
February 1 – February 29, 2008	341,032	19.76	339,891	2,791,209
March 1 – March 31, 2008	1,000	15.30	—	2,791,209
TOTAL	350,332	$19.85	348,191	2,791,209

(1) On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2008. During the three months ended March 31, 2008, we repurchased 2,141 shares outside of this publicly announced program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment J (Version 1.10) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 22, 2008.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ERIC R. SLUSSER
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)