Form 10-Q
period 2008-06-30
CENTENE CORP
filed 2008-07-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
  Yes  [ ]    No  [X]

As of July 14, 2008, the registrant had 43,233,059 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$357,488	$268,584
Premium and related receivables	113,233	90,072
Short-term investments, at fair value (amortized cost $69,205 and $46,392, respectively)	69,524	46,269
Other current assets	38,602	41,414
Total current assets	578,847	446,339
Long-term investments, at fair value (amortized cost $252,441 and $314,681, respectively)	254,578	317,041
Restricted deposits, at fair value (amortized cost $28,023 and $27,056, respectively)	28,283	27,301
Property, software and equipment, net	157,775	138,139
Goodwill	141,009	141,030
Other intangible assets, net	12,177	13,205
Other assets	42,396	36,067
Total assets	$1,215,065	$1,119,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$363,708	$335,856
Accounts payable and accrued expenses	148,535	105,096
Unearned revenue	5,266	44,016
Current portion of long-term debt	338	971
Current liabilities of discontinued operations	200	861
Total current liabilities	518,047	486,800
Long-term debt	221,757	206,406
Other liabilities	15,493	10,869
Total liabilities	755,297	704,075
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,261,883 and 43,667,837 shares, respectively	43	44
Additional paid-in capital	222,438	221,693
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	1,722	1,571
Retained earnings	235,565	191,739
Total stockholders’ equity	459,768	415,047
Total liabilities and stockholders’ equity	$1,215,065	$1,119,122

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Premium	$819,409	$687,842	$1,592,887	$1,312,668
Premium tax	22,192	19,874	44,823	37,690
Service	18,466	20,015	38,996	41,607
Total revenues	860,067	727,731	1,676,706	1,391,965
Expenses:
Medical costs	682,589	575,146	1,324,208	1,103,666
Cost of services	14,437	16,670	30,613	32,300
General and administrative expenses	113,199	102,007	212,482	188,474
Premium tax	22,192	19,874	44,823	37,690
Total operating expenses	832,417	713,697	1,612,126	1,362,130
Earnings from operations	27,650	14,034	64,580	29,835
Other income (expense):
Investment and other income	5,600	6,588	13,369	12,605
Interest expense	(4,065)	(4,213)	(8,059)	(7,345)
Earnings before income taxes	29,185	16,409	69,890	35,095
Income tax expense	11,146	6,234	26,314	13,323
Net earnings from continuing operations	18,039	10,175	43,576	21,772
Discontinued operations, net of income tax expense (benefit) of $101, $(5,417), $153 and $(32,197), respectively	164	7,607	250	34,221
Net earnings	$18,203	$17,782	$43,826	$55,993

Net earnings per share:
Basic:
Continuing operations	$0.42	$0.23	$1.00	$0.50
Discontinued operations	—	0.18	0.01	0.79
Basic earnings per common share	$0.42	$0.41	$1.01	$1.29
Diluted:
Continuing operations	$0.41	$0.23	$0.98	$0.49
Discontinued operations	—	0.17	0.01	0.76
Diluted earnings per common share	$0.41	$0.40	$0.98	$1.25

Weighted average number of shares outstanding:
Basic	43,375,944	43,617,360	43,457,076	43,525,848
Diluted	44,275,601	44,815,369	44,516,890	44,871,114

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net earnings	$43,826	$55,993
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	16,229	12,991
Stock compensation expense	7,839	7,837
Deferred income taxes	11,879	(327)
Gain on sale of FirstGuard Missouri	—	(7,472)
Changes in assets and liabilities —
Premium and related receivables	(23,144)	(21,823)
Other current assets	(4,294)	(24,583)
Other assets	(1,671)	(931)
Medical claims liabilities	27,316	15,035
Unearned revenue	(38,753)	8,203
Accounts payable and accrued expenses	45,907	11,832
Other operating activities	1,542	3,119
Net cash provided by operating activities	86,676	59,874
Cash flows from investing activities:
Purchases of property, software and equipment	(34,581)	(29,352)
Purchases of investments	(172,873)	(290,962)
Sales and maturities of investments	210,277	196,407
Proceeds from asset sales	—	14,102
Investments in acquisitions and equity method investee, net of cash acquired	(7,818)	(5,336)
Net cash used in investing activities	(4,995)	(115,141)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,029	2,651
Proceeds from borrowings	56,005	191,000
Payment of long-term debt	(41,287)	(165,484)
Excess tax benefits from stock compensation	2,792	797
Common stock repurchases	(13,316)	(3,231)
Debt issue costs	—	(5,070)
Net cash provided by financing activities	7,223	20,663
Net increase (decrease) in cash and cash equivalents	88,904	(34,604)
Cash and cash equivalents, beginning of period	268,584	271,047
Cash and cash equivalents, end of period	$357,488	$236,443

Interest paid	$7,590	$3,738
Income taxes paid	$15,966	$6,049

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services.  Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, Medicare (Special Needs Plans), the State Children’s Health Insurance Program, or SCHIP, Foster Care and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI.  The Company’s Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms.

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

3. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No.141 (revised 2007), “Business Combinations”, or SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and measured at their fair value; all other contingencies will be part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141R will be effective for any business combinations that occur after January 1, 2009.

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

The Company adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities on January 1, 2008.  Short-term investments, long-term investments and restricted deposits are classified as available for sale and are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).  Additionally, fair value of debt disclosures are based on quoted market prices of the Company’s debt securities or, for variable rate debt, fair value is considered equal to book value (Level 2 inputs).

4. Discontinued Operations: FirstGuard Health Plans

In 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed.  In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business.  FirstGuard Missouri was sold in February 2007.  The assets, liabilities and results of operations of FirstGuard Kansas and FirstGuard Missouri are classified as discontinued operations for all periods presented beginning in December 2007, as substantially all liabilities had been paid as of that date.

5. Restructuring

In the fourth quarter of 2007, the Company abandoned its previously planned original redevelopment project in Clayton, Missouri, related to a corporate office expansion.  As a result, the Company conducted an impairment analysis of the related real estate and capitalized construction costs and recorded an impairment charge of $7,207 at December 31, 2007.  The impairment charges were recorded as General and Administrative expense under the Medicaid Managed Care segment.  At June 30, 2008, the remaining liability for these charges was $850.

Also in the fourth quarter of 2007, the Company completed an organizational realignment, resulting in the elimination of approximately 35 positions.  Accordingly, the Company recorded $2,185 in severance costs at December 31, 2007.  This expense was recorded as General and Administrative expense under the Medicaid Managed Care segment.  At June 30, 2008, the remaining liability for these costs was $153.

6. Debt

At June 30, 2008, total debt outstanding was $222,095, including current maturities of $338. The total debt outstanding consisted of $175,000 of senior notes due 2014, $20,364 of debt secured by real estate under the Company’s $25,000 Revolving Loan Agreement discussed below, $20,000 under the Company’s $300,000 Revolving Credit Agreement and $6,731 of capital leases.  At June 30, 2008, the fair value of outstanding debt was approximately $212,033.

In February 2008, the Company refinanced its mortgage notes payable through the execution of an amendment to its $25,000 Revolving Loan Agreement.  The amendment extends the maturity date to January 1, 2010 and borrowings under the agreement were amended to bear interest based upon LIBOR rates plus 1.0%.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings:
Earnings from continuing operations	$18,039	$10,175	$43,576	$21,772
Discontinued operations, net of tax	164	7,607	250	34,221
Net earnings	$18,203	$17,782	$43,826	$55,993
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,375,944	43,617,360	43,457,076	43,525,848
Common stock equivalents (as determined by applying the treasury stock method)	899,657	1,198,009	1,059,814	1,345,266
Weighted average number of common shares and potential dilutive common shares outstanding	44,275,601	44,815,369	44,516,890	44,871,114

Net earnings per share:
Basic:
Continued operations	$0.42	$0.23	$1.00	$0.50
Discontinued operations	—	0.18	0.01	0.79
Earnings per common share	$0.42	$0.41	$1.01	$1.29

Diluted:
Continuing operations	$0.41	$0.23	$0.98	$0.49
Discontinued operations	—	0.17	0.01	0.76
Earnings per common share	$0.41	$0.40	$0.98	$1.25

The calculation of diluted earnings per common share for the three and six months ended June 30, 2008 excludes the impact of 3,127,400 and 2,824,000 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2007 excludes the impact of 2,468,843 and 2,431,539 shares, respectively.

8. Stockholders’ Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. In October 2007, the repurchase program was extended through October 31, 2008, but the Company reserves the right to suspend or discontinue the program at any time.  During the six months ended June 30, 2008, the Company repurchased 697,764 shares at an average price of $19.08 and an aggregate cost of $13,316.

9. Contingencies

As previously disclosed, two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, referred to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of the Company’s common stock from April 25, 2006 through July 17, 2006, that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. The Company filed a motion to dismiss the Consolidated Lawsuit.  On June 29, 2007, the motion to dismiss was granted.  The plaintiffs have appealed the order of dismissal, and briefing on the appeal has been completed.  Oral argument on the appeal was held on April 18, 2008.  A final judgment has not been rendered.

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

The Company's subsidiary, Peach State Health Plan, received notice from the Georgia Department of Community Health, or GDCH, regarding the responsibility for payment of certain dual eligibility SSI claims.  GDCH claims the Company is responsible for payment of health care claims for members while enrolled in the Georgia Families managed care program, including hospital stays that extend into the period where the member is covered by the State’s separate SSI program.  The Company clarified the issue with the state and recorded to Medical costs expense the estimated amount to settle the outstanding claims.  This accrual is included in Medical claims liabilities at June 30, 2008.

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

Segment information for the three months ended June 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$789,144	$70,923	$—	$860,067
Revenue from internal customers	15,718	125,545	(141,263)	—
Total revenue	$804,862	$196,468	$(141,263)	$860,067

Earnings from operations	$22,800	$4,850	$—	$27,650

Segment information for the three months ended June 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$665,258	$62,473	$—	$727,731
Revenue from internal customers	19,698	106,783	(126,481)	—
Total revenue	$684,956	$169,256	$(126,481)	$727,731

Earnings from operations	$9,073	$4,961	$—	$14,034

Segment information for the six months ended June 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,535,234	$141,472	$—	$1,676,706
Revenue from internal customers	31,104	235,825	(266,929)	—
Total revenue	$1,566,338	$377,297	$(266,929)	$1,676,706

Earnings from operations	$52,602	$11,978	$—	$64,580

Segment information for the six months ended June 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,271,720	$120,245	$—	$1,391,965
Revenue from internal customers	38,586	205,502	(244,088)	—
Total revenue	$1,310,306	$325,747	$(244,088)	$1,391,965

Earnings from operations	$19,188	$10,647	$—	$29,835

11. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses and gains on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$18,203	$17,782	$43,826	$55,993
Reclassification adjustment, net of tax	126	18	151	69
Change in unrealized (loss) gain on investments, net of tax	(1,514)	(139)	—	136
Total comprehensive earnings	$16,815	$17,661	$43,977	$56,198

12. Subsequent Events

On July 1, 2008, the Company completed the previously announced acquisition of Celtic Insurance Company, or Celtic, a health insurance carrier focused on the individual health insurance market.  The Company paid a total of $80,000 in cash plus additional transaction costs.  The preliminary purchase price allocation will be determined during the third quarter of 2008.  The results of operations of Celtic will be included in the Specialty Services segment of the consolidated financial statements beginning July 1, 2008.  The Company received regulatory approval from the Illinois Division of Insurance to realize an extraordinary dividend of $31,411 from Celtic which was paid in July 2008.

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

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Medicare (Special Needs Plans), the State Children’s Health Insurance Program, or SCHIP, Foster Care and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI.  Our Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries on market-based terms.  Effective July 1, 2008, our Specialty Services segment also includes the individual health insurance market through our acquisition of Celtic Insurance Company, or Celtic.

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

Our second quarter performance for 2008 is summarized as follows:

—	Quarter-end Medicaid and Medicare Managed Care membership of 1,207,400.
—	Total revenues of $860.1 million, an 18.2% increase over the comparable period in 2007.
—	Health Benefits Ratio, or HBR, of 83.3%.
—	General and Administrative, or G&A, expense ratio of 13.5%.
—	Operating earnings of $27.7 million.
—	Diluted earnings per share of $0.41.
—	Operating cash flows of $60.0 million.

The following new contracts and acquisitions contributed to our growth during the last year:

—	In April 2008, we began operating under our new contract in Texas to provide statewide managed care services to participants in the Texas Foster Care program, with 32,400 members at June 30, 2008.
—
In 2007, we acquired PhyTrust of South Carolina, LLC, or PhyTrust, as well as Physician’s Choice, LLC, both of which managed care on a non-risk basis for Medicaid members in South Carolina.  We became licensed in 2007 to provide risk-based managed care in the State and began participating in the transition of the State’s conversion to at-risk managed care in December 2007.  We served 22,500 at-risk members in South Carolina at June 30, 2008.

—	In July 2007, we acquired a 49% ownership interest in Access Health Solutions, LLC, or Access, which provides managed care for Medicaid recipients in Florida, with 97,000 members at June 30, 2008.

We have opportunities to increase profitability through the following:

—	Effective July 1, 2008, we completed the previously announced acquisition of Celtic, a health insurance carrier focused on the individual health insurance market.
—	Effective June 30, 2008, we concluded operations for SSI recipients in the Northwest region of Ohio. At June 30, 2008, this region represented 3,600 members.
—
During the second quarter of 2008, Bridgeway Health Solutions was awarded a contract with the Arizona Health Care Cost Containment System to provide Acute Care services to Medicaid recipients in the Yavapai service area.  Membership operations are expected to commence on October 1, 2008.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change 2007-2008	2008	2007	% Change 2007-2008

Premium	$819.4	$687.8	19.1%	$1,592.9	$1,312.7	21.3%
Premium tax	22.2	19.9	11.7%	44.8	37.7	18.9%
Service	18.5	20.0	(7.7)%	39.0	41.6	(6.3)%
Total revenues	860.1	727.7	18.2%	1,676.7	1,392.0	20.5%
Medical costs	682.6	575.1	18.7%	1,324.2	1,103.7	20.0%
Cost of services	14.4	16.7	(13.4)%	30.6	32.3	(5.2)%
General and administrative expenses	113.2	102.0	11.0%	212.5	188.5	12.7%
Premium tax	22.2	19.9	11.7%	44.8	37.7	18.9%
Earnings from operations	27.7	14.0	97.0%	64.6	29.8	116.5%
Investment and other income, net	1.5	2.4	(35.4)%	5.3	5.3	1.0%
Earnings before income taxes	29.2	16.4	77.9%	69.9	35.1	99.1%
Income tax expense	11.2	6.2	78.8%	26.3	13.3	97.5%
Net earnings from continuing operations	18.0	10.2	77.3%	43.6	21.8	100.1%
Discontinued operations, net of income tax expense (benefit) of $0.1, $(5.4), $0.2 and $(32.2), respectively	0.2	7.6	(97.8)%	0.2	34.2	(99.3)%
Net earnings	$18.2	$17.8	2.4%	$43.8	$56.0	(21.7)%

Diluted earnings per share:
Continuing operations	$0.41	$0.23	78.3%	$0.98	$0.49	100.0%
Discontinued operations	—	0.17	(100.0)%	0.01	0.76	(98.7)%
Total diluted earnings per common share	$0.41	$0.40	2.5%	$0.98	$1.25	(21.6)%

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

Our total revenue increased in the three and six months ended June 30, 2008 over the previous year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From June 30, 2007 to June 30, 2008, we increased our Medicaid Managed Care membership by 6.7%.  The following table sets forth our membership by state in our Medicaid Managed Care segment:

	June 30,
	2008	2007
Georgia	278,800	281,400
Indiana	161,700	161,700
New Jersey	55,100	59,100
Ohio	137,300	128,200
South Carolina	22,500	31,100
Texas	427,200	333,900
Wisconsin	124,800	136,100
Total	1,207,400	1,131,500

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	June 30,
	2008	2007
Medicaid	866,700	846,900
SCHIP/Foster Care	267,000	216,500
SSI/Medicare	73,700	68,100
Total	1,207,400	1,131,500

From June 30, 2007 to June 30, 2008, our membership increased as a result of growth in Ohio and Texas. We increased our SSI membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members.  In Texas, we increased our membership through organic growth of SCHIP, especially in the EPO market.  In addition, we increased Texas membership through our new Foster Care program, with 32,400 members at June 30, 2008.  Our membership decreased in Wisconsin due to the termination of certain physician contracts associated with a high cost hospital system and medical group.  In South Carolina, we continue to add at-risk membership as additional counties convert, with 22,500 at-risk members at June 30, 2008. The prior year membership in South Carolina was entirely on a non-risk basis.  In Florida, Access served 97,000 members on a non-risk basis at June 30, 2008.

2.	Premium rate increases

During the six months ended June 30, 2008, we received premium rate increases in some markets which yield a 2.1% composite increase across all of our markets.  During the six months ended June 30, 2007, we received premium rate increases in some markets which yield a 2.1% composite increase across all of our markets.

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia of approximately 3.8% effective July 1, 2007.  The State also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  We executed this amendment on November 16, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we recorded the additional premium revenue, retroactive to July 1, 2007, in the first quarter of 2008.  This premium revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.  Approximately $7.3 million of this amount is related to the mandated services, rate cell changes and duplicate member issues, the remaining $13.5 million yields the calculated 3.8% increase.

3.	Specialty Services segment growth

For the three and six months ended June 30, 2008, Specialty Services segment revenue from external customers was $70.9 million and $141.5 million, respectively, compared to $62.5 million and $120.2 million for the same prior year periods.  The increase is primarily attributable to increasing membership for both our behavioral health company, Cenpatico, and our long-term care program, Bridgeway.  At June 30, 2008, Cenpatico provided behavioral health services to 99,400 members in Arizona and 40,000 members in Kansas, compared to 95,200 members in Arizona and 37,500 members in Kansas at June 30, 2007.   At June 30, 2008, Bridgeway provided long-term care services to 1,800 members, compared to 1,300 members at June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Medicaid and SCHIP	81.7%	83.2%	80.6%	83.9%
SSI and Medicare	89.8	90.2	93.7	89.6
Specialty Services	85.8	76.4	85.0	77.9
Total	83.3	83.6	83.1	84.1

Our consolidated HBR for the three and six months ended June 30, 2008 were 83.3% and 83.1%, respectively, decreases of 0.3% and 1.0% over 2007.  The decrease for the second quarter of 2008 over 2007 is due to overall increased premium yield.  The decrease for the six months ended June 30, 2008 over 2007 is due to the aforementioned factor as well as the effect of recording the Georgia premium rate increase retroactive to July 1, 2007.  Sequentially, our consolidated HBR increased from 83.0% in the 2008 first quarter to 83.3% due to the effect of the Georgia rate increase, offset by moderating medical cost trends, especially related to SSI members in Ohio.  The additional Georgia premium revenue of $20.8 million recorded in the first quarter of 2008 had the effect of decreasing our first quarter consolidated HBR by 2.2%.

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

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A increased in the three and six months ended June 30, 2008 over the comparable period in 2007 primarily due to expenses for additional facilities and staff to support our growth.

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenue and Service revenue, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the three and six months ended June 30, 2008 were 13.5% and 13.0%, respectively, compared to 14.4% and 13.9% for the same periods in 2007.  The ratio continues to reflect the overall leveraging of our expenses over higher revenues, partially offset by the effect of our start-up costs in Florida, South Carolina and for our Texas Foster Care product.

Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments, our equity in earnings of Access, and interest expense on our debt.  Investment and other income decreased $1.0 million and increased $0.8 million in the three and six months ended June 30, 2008, respectively, over the comparable period in 2007.  The decrease in the second quarter was primarily due to an overall decline in investment interest rates.  The increase for the six months was due to increased equity in earnings of unconsolidated subsidiaries resulting from our investment in Access, partially offset by an overall decline in investment interest rates.  Realized gains on the sale of investments were $201 thousand for the six months ended June 30, 2008 compared to realized losses of $47 thousand for the six months ended June 30, 2007.

Income Tax Expense

Our effective tax rates for the three and six months ended June 30, 2008 were 38.2% and 37.7%, respectively, compared to 38.0% for both the three and six months ended June 30, 2007.

Discontinued Operations

Net earnings from discontinued operations were $164 thousand and $250 thousand in the three and six months ended June 30, 2008, respectively compared to net earnings of $7.6 million and $34.2 million in the three and six months ended June 30, 2007, respectively.  In the first half of 2007, we abandoned the stock of our FirstGuard health plans resulting in tax benefits of $34.0 million, net of the associated asset write-offs.  The 2007 results also included exit costs associated with FirstGuard and one month of FirstGuard Missouri operations.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $86.7 million in the six months ended June 30, 2008 compared to $59.9 million in the comparable period in 2007.   The increase was primarily due to a change in our cash management procedure whereby negative book cash balances resulting from checks issued but not yet presented to our bank for payment are now included in Accounts payable and accrued expenses.  Additonally, consistent with prior years, both periods reflect an increase in premium and related receivables related to the June capitation payment from the State of Wisconsin.  The State holds this payment over their fiscal year-end and it was received in July along with the July capitation payment in both years.

Our investing activities used cash of $5.0 million in the six months ended June 30, 2008 compared to $115.1 million in the comparable period in 2007.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  As of June 30, 2008, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.6 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $34.6 million and $29.4 million in the six months ended June 30, 2008 and 2007, respectively, on capital assets consisting primarily of property, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  We anticipate spending approximately an additional $38 million on capital expenditures in 2008 primarily associated with system enhancements and market expansions.

Our financing activities provided cash of $7.2 million and $20.7 million in the six months ended June 30, 2008 and 2007, respectively.  During 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes.

At June 30, 2008, we had working capital, defined as current assets less current liabilities, of $60.8 million, as compared to $(40.5) million at December 31, 2007.  Our working capital was negative at December 31, 2007 due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, were classified as long-term.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $427.0 million at June 30, 2008 and $314.9 million at December 31, 2007.  Long-term investments were $282.9 million at June 30, 2008 and $344.3 million at December 31, 2007, including restricted deposits of $28.3 million and $27.3 million, respectively.  At June 30, 2008, cash and investments held by our unregulated entities totaled $29.0 million while cash and investments held by our regulated entities totaled $680.9 million.

We have a $300 million Revolving Credit Agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of June 30, 2008, we had $20.0 million in borrowings outstanding under the agreement and $23.6 million in letters of credit outstanding, leaving availability of $256.4 million.  As of June 30, 2008, we were in compliance with all covenants.

On July 1, 2008 we completed the acquisition of Celtic for a purchase price of $80.0 million plus additional transaction costs.  Concurrent with the acquisition, we received regulatory approval to pay a dividend from Celtic to Centene in an amount of $31.4 million, while still maintaining a capital structure we believe to be conservative. As a result of the dividend, the net effect on our unregulated cash was approximately $50 million.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities.  No securities have been issued under the shelf registration.  We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2007, the repurchase program was extended through October 31, 2008, but we reserve the right to suspend or discontinue the program at any time.  During the six months ended June 30, 2008, we repurchased 697,764 at an average price of $19.08.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.
There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the six months ended June 30, 2008.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations, planned acquisition of Celtic Insurance Company and capital expenditures for at least 12 months from the date of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2008, our subsidiaries had aggregate statutory capital and surplus of $341.0 million, compared with the required minimum aggregate statutory capital and surplus requirements of $207.5 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2008, all of our health plans were in compliance with the risk-based capital requirements enacted in their respective states.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting standards No.141 (revised 2007), “Business Combinations”, or SFAS No. 141R. The purpose of issuing the statement was to replace current guidance in SFAS No.141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and and measured at their fair value; all other contingencies will be part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141R will be effective for any business combinations that occur after January 1, 2009.

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

We adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities on January 1, 2008.  Short-term investments, long-term investments and restricted deposits are classified as available for sale and are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).  Additionally, fair value of debt disclosures are based on quoted market prices of the Company’s debt securities or, for variable rate debt, fair value is considered equal to book value (Level 2 inputs).

FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A.  “Risk Factors,” and Part II, Item 1. “Legal Proceedings.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of June 30, 2008, we had short-term investments of $69.5 million and long-term investments of $282.9 million, including restricted deposits of $28.3 million.  The short-term investments consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2008, the fair value of our fixed income investments would decrease by approximately $4.6 million.  Declines in interest rates over time will reduce our investment income.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision.  The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  You should also refer to the other information in this filing, including our consolidated financial statements and related notes, and in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2008.  The risks and uncertainties described below are those that we currently believe may materially affect our Company.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company.

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

SCHIP was initially authorized for a period of ten years through 2007.  In late 2007, Congress passed two separate SCHIP reauthorization bills that would have expanded SCHIP coverage, however President Bush vetoed each of these bills.  Since they could not come to agreement on long-term SCHIP reauthorization terms, President Bush and Congress agreed to extend SCHIP funding through June 30, 2009.  We cannot be certain that SCHIP will be reauthorized when current funding expires in 2009, and if it is, what changes might be made to the program following reauthorization.  There are differing views as to what should be contained in an SCHIP reauthorization bill.  It is unclear how and when these differences will be resolved and therefore we cannot predict the impact that reauthorization will have on our business, assuming SCHIP is reauthorized.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between August 31, 2008 and December 31, 2010.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our operating results may be materially affected.

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

For example, in August 2007 CMS issued guidance that imposes new requirements on states that cover children in families with incomes above 250% of the federal poverty level.  Under these new requirements, applicable states must provide assurances to CMS that the state has enrolled at least 95% of the Medicaid and SCHIP eligible children in the state who are in families with incomes below 200% of the federal poverty level in Medicaid or SCHIP and that the number of children insured through private employers has not decreased by more than two percentage points over the prior five year period.  Three states in which we have SCHIP contracts, Georgia, New Jersey and Wisconsin, are subject to these new regulations.  If they are unable to meet these new requirements, they will be unable to continue to cover children in families with incomes above 250% of the federal poverty level, which would likely decrease our membership in such states.  Many states object to these new requirements as unduly burdensome and likely to result in a decrease in the number of children covered by SCHIP, and some states, including New Jersey, are pursuing legal challenges against CMS in relation to these new requirements.  CMS expects states to comply with the new requirements within 12 months of the issuance of the guidance.  On May 7, 2008, CMS issued a letter that clarifies its interpretation of several parts of the August 17, 2007 letter, but it does not change any of the requirements.  The May 7, 2008 letter also confirms that CMS will negotiate compliance with the directive on a state-by-state basis. We cannot predict whether legal challenges to the new policy will be successful or whether the reauthorized version of SCHIP will expressly address these new requirements.  We cannot predict the impact these requirements will have on our revenue if changes are implemented in states in which we serve SCHIP beneficiaries.

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

On May 29, 2007, CMS issued a final rule that would reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding.  By restricting the use of intergovernmental transfers, this rule may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.  On May 25, 2007, President Bush signed an Iraq war supplemental spending bill that included a one-year moratorium on the effectiveness of the final rule.  On June 30, 2008, President Bush signed another Iraq war supplemental spending bill that extends the moratorium on the effectiveness of the final rule until April 1, 2009.  We cannot predict whether the rule will ever be implemented and if it is, what impact it will have on our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) Second Quarter 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	48,465	$13.68	48,400	2,742,809
May 1 – May 31, 2008	109,400	18.40	109,400	2,633,409
June 1 – June 30, 2008	189,567	19.45	189,567	2,443,842
TOTAL	347,432	$18.32	347,367	2,443,842

(1) On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2008. During the three months ended June 30, 2008, we repurchased 65 shares outside of this publicly announced program.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on April 22, 2008.  At the meeting, Michael F. Neidorff, Richard A. Gephardt and John R. Roberts were re-elected as Class I Directors.  The votes with respect to each nominee are set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Mr. Neidorff	34,159,963	5,246,170
Mr. Gephardt	33,970,921	5,435,212
Mr. Roberts	34,446,002	4,960,131

Additional directors of the Company whose terms of office continued after the meeting are Steve Bartlett, Robert K. Ditmore, Fredrick H. Eppinger, Pamela A. Joseph, David L. Steward and Tommy G. Thompson.

Also at the meeting, the following actions were taken:

•	the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified; and
•	amendments to the 2003 Stock Incentive Plan were approved.

The votes are set forth below:

	Total Vote For	Total Vote Against	Total Vote Abstain	Total Broker Non-Votes
KPMG LLP	39,164,926	230,844	10,362	-
2003 Stock Incentive Plan	28,738,749	6,674,894	20,322	3,972,168

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Notice of Renewal for fiscal year 2009 between Peach State Health Plan, Inc. and Georgia Department of Community Health.

10.2	2003 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 25, 2008.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 22, 2008.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ERIC R. SLUSSER
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)