Form 10-Q
period 2008-09-30
CENTENE CORP
filed 2008-10-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  [ ]    No  [X]

As of October 20, 2008, the registrant had 42,904,326 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$275,284	$268,584
Premium and related receivables	150,351	90,072
Short-term investments, at fair value (amortized cost $160,199 and $46,392, respectively)	160,376	46,269
Other current assets	48,109	41,414
Total current assets	634,120	446,339
Long-term investments, at fair value (amortized cost $288,140 and $314,681, respectively)	288,212	317,041
Restricted deposits, at fair value (amortized cost $30,630 and $27,056, respectively)	30,919	27,301
Property, software and equipment, net of accumulated depreciation of $68,834 and $54,584, respectively	170,038	138,139
Goodwill	167,008	141,030
Other intangible assets, net	19,886	13,205
Other assets	47,870	36,067
Total assets	$1,358,053	$1,119,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liabilities	$379,845	$335,856
Accounts payable and accrued expenses	200,766	105,096
Unearned revenue	15,623	44,016
Current portion of long-term debt	276	971
Current liabilities of discontinued operations	255	861
Total current liabilities	596,765	486,800
Long-term debt	249,697	206,406
Other liabilities	34,017	10,869
Total liabilities	880,479	704,075
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,159,927 and 43,667,837 shares, respectively	43	44
Additional paid-in capital	223,369	221,693
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	349	1,571
Retained earnings	253,813	191,739
Total stockholders’ equity	477,574	415,047
Total liabilities and stockholders’ equity	$1,358,053	$1,119,122

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Premium	$855,505	$709,455	$2,448,392	$2,022,123
Premium tax	23,670	20,737	68,493	58,427
Service	17,962	19,696	56,958	61,303
Total revenues	897,137	749,888	2,573,843	2,141,853
Operating expenses:
Medical costs	704,731	591,383	2,028,939	1,695,049
Cost of services	12,854	13,622	43,467	45,922
General and administrative expenses	122,627	100,235	335,109	288,709
Premium tax	24,057	20,737	68,880	58,427
Total operating expenses	864,269	725,977	2,476,395	2,088,107
Earnings from operations	32,868	23,911	97,448	53,746
Other income (expense):
Investment and other income	2,165	6,352	15,534	18,957
Interest expense	(4,377)	(4,171)	(12,436)	(11,516)
Earnings before income taxes	30,656	26,092	100,546	61,187
Income tax expense	12,395	9,628	38,709	22,951
Net earnings from continuing operations	18,261	16,464	61,837	38,236
Discontinued operations, net of income tax (benefit) expense of $(8), $(323), $145 and $(32,520), respectively	(13)	(528)	237	33,693
Net earnings	$18,248	$15,936	$62,074	$71,929

Net earnings per share:
Basic:
Continuing operations	$0.42	$0.38	$1.43	$0.88
Discontinued operations	—	(0.01)	—	0.77
Basic earnings per common share	$0.42	$0.37	$1.43	$1.65
Diluted:
Continuing operations	$0.41	$0.37	$1.39	$0.85
Discontinued operations	—	(0.01)	—	0.75
Diluted earnings per common share	$0.41	$0.36	$1.39	$1.61

Weighted average number of shares outstanding:
Basic	43,232,941	43,532,832	43,381,819	43,528,201
Diluted	44,530,347	44,628,560	44,541,424	44,787,981

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities:
Net earnings	$62,074	$71,929
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization	26,018	20,381
Stock compensation expense	11,576	11,753
Deferred income taxes	13,987	(859)
Loss on sale of investments, net	4,923	161
Gain on sale of FirstGuard Missouri	—	(7,472)
Changes in assets and liabilities —
Premium and related receivables	(50,797)	6,855
Other current assets	(6,422)	(15,540)
Other assets	(713)	(934)
Medical claims liabilities	28,109	36,312
Unearned revenue	(37,931)	10,680
Accounts payable and accrued expenses	74,723	27,981
Other operating activities	967	3,505
Net cash provided by operating activities	126,514	164,752
Cash flows from investing activities:
Purchases of property, software and equipment	(52,588)	(41,774)
Purchases of investments	(372,221)	(464,378)
Sales and maturities of investments	356,367	341,450
Proceeds from asset sales	—	14,102
Investments in acquisitions and equity method investee, net of cash acquired	(83,509)	(26,425)
Net cash used in investing activities	(151,951)	(177,025)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,770	3,737
Proceeds from borrowings	152,005	202,000
Payments of long-term debt	(109,410)	(176,729)
Excess tax benefits from stock compensation	3,016	1,028
Common stock repurchases	(18,244)	(8,581)
Debt issue costs	—	(5,181)
Net cash provided by financing activities	32,137	16,274
Net increase in cash and cash equivalents	6,700	4,001
Cash and cash equivalents, beginning of period	268,584	271,047
Cash and cash equivalents, end of period	$275,284	$275,048

Supplemental cash flow information:
Interest paid	$8,467	$4,480
Income taxes paid	$28,370	$6,965

See notes to consolidated financial statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating primarily in two segments: Medicaid Managed Care and Specialty Services.  Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, Medicare (Special Needs Plans), the State Children’s Health Insurance Program, or SCHIP, Foster Care and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI.  The Company’s Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries on market-based terms. Effective July 1, 2008, the Company’s Specialty Services segment also includes Celtic Insurance Company, or Celtic, which provides individual health insurance.

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

4. Discontinued Operations - FirstGuard Health Plans

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
5. Restructuring

In the fourth quarter of 2007, the Company abandoned its previously planned original redevelopment project in Clayton, Missouri, related to a corporate office expansion.  As a result, the Company conducted an impairment analysis of the related real estate and capitalized construction costs and recorded an impairment charge of $7,207 at December 31, 2007.  The impairment charges were recorded as General and Administrative expense under the Medicaid Managed Care segment.  At September 30, 2008, the remaining liability for these charges was $850.

Also in the fourth quarter of 2007, the Company completed an organizational realignment, resulting in the elimination of approximately 35 positions.  Accordingly, the Company recorded $2,185 in severance costs at December 31, 2007.  This expense was recorded as General and Administrative expense under the Medicaid Managed Care segment.  At September 30, 2008, the remaining liability for these costs was $43.

6. Acquisitions

On July 1, 2008, the Company acquired Celtic , a health insurance carrier focused on the individual health insurance market.  The Company paid approximately $82,000 in cash and related transaction costs, net of unregulated cash acquired.  In conjunction with the closing of the acquisition, the Company received regulatory approval from the Illinois Division of Insurance to realize an extraordinary dividend of $31,411 from Celtic which was paid in July 2008.  The results of operations for Celtic are included in the Specialty Services segment of the consolidated financial statements since July 1, 2008.

In accordance with FASB Statement No. 141, during our quarter ended September 30, 2008, the Company allocated total consideration paid to the assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  The preliminary purchase price allocation resulted in estimated identifiable intangible assets, associated deferred tax liabilities and goodwill of $8,550, $3,000 and $26,000, respectively.  The identifiable intangible assets have estimated useful lives ranging from seven to 15 years.  The acquired goodwill is not deductible for income tax purposes.

To estimate fair values, the Company considered a number of factors, including the application of multiples to discounted cash flow estimates.  There is considerable management judgment with respect to cash flow estimates and appropriate multiples used in determining fair value.  Certain amounts are subject to change as remaining information on the fair values is received and valuation analysis is finalized.  Specifically, the Company continues to evaluate the valuation and useful lives of acquired tangible and intangible assets, medical claims liabilities, and the income tax implications triggered by the acquisition.  The final fair values may differ materially from the preliminary estimates described above.  The Company expects to complete its final allocation of the purchase price before June 30, 2009.  Pro forma disclosures related to the acquisition have been excluded due to immateriality.

7. Investments

Investment and other income in the third quarter of 2008 included a loss on investments of $5,154.  The loss was primarily due to investments in the Reserve Primary money market fund whose Net Asset Value fell below $1.00 per share due to its holdings of securities by Lehman Brothers Holdings, Inc.  The loss represents less than 1% of Centene’s cash and investment portfolio as of September 30, 2008.  The Company expects to recover 95% of its Reserve Primary Fund investments.  Money market funds are generally recorded in Cash and cash equivalents in the Company's balance sheet, however our investment in the Reserve Primary money market fund is recorded in Short-term investments due to the restrictions placed on redemptions imposed by the fund.  As of September 30, 2008, the Company has not received any of the proceeds from the Reserve Primary money market fund.

Short-term and long-term investments and restricted deposits available for sale by investment type at September 30, 2008 consist of the following:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,264	$375	$(129)	$42,510
Corporate securities	53,570	30	(1,458)	52,142
State and municipal securities	256,235	2,146	(273)	258,108
Money market fund	89,775	—	—	89,775
Asset backed securities	15,405	95	(10)	15,490
Life insurance contracts	14,230	—	—	14,230
Equity securities	7,490	199	(437)	7,252
Total	$478,969	$2,845	$(2,307)	$479,507

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2007 consist of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,383	$289	$(27)	$28,645
Corporate securities	33,692	14	(268)	33,438
State and municipal securities	305,433	2,336	(130)	307,639
Life insurance contracts	13,924	—	—	13,924
Equity securities	6,697	354	(86)	6,965
Total	$388,129	$2,993	$(511)	$390,611

8. Debt

At September 30, 2008, total debt outstanding was $249,973 including current maturities of $276. The total debt outstanding consisted of $175,000 of senior notes due 2014, $20,364 of debt secured by real estate under the Company’s $25,000 Revolving Loan Agreement discussed below, $48,000 under the Company’s $300,000 Revolving Credit Agreement and $6,609 of capital leases.  At September 30, 2008, the fair value of outstanding debt was approximately $240,348.

In February 2008, the Company refinanced its mortgage notes payable through the execution of an amendment to its $25,000 Revolving Loan Agreement.  The amendment extends the maturity date to January 1, 2010 and borrowings under the agreement were amended to bear interest based upon LIBOR rates plus 1.0%.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings:
Earnings from continuing operations	$18,261	$16,464	$61,837	$38,236
Discontinued operations, net of tax	(13)	(528)	237	33,693
Net earnings	$18,248	$15,936	$62,074	$71,929
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,232,941	43,532,832	43,381,819	43,528,201
Common stock equivalents (as determined by applying the treasury stock method)	1,297,406	1,095,728	1,159,605	1,259,780
Weighted average number of common shares and potential dilutive common shares outstanding	44,530,347	44,628,560	44,541,424	44,787,981

Net earnings per share:
Basic:
Continued operations	$0.42	$0.38	$1.43	$0.88
Discontinued operations	—	(0.01)	—	0.77
Earnings per common share	$0.42	$0.37	$1.43	$1.65

Diluted:
Continuing operations	$0.41	$0.37	$1.39	$0.85
Discontinued operations	—	(0.01)	—	0.75
Earnings per common share	$0.41	$0.36	$1.39	$1.61

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2008 excludes the impact of 1,784,542 and 1,438,852 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and nine months ended September 30, 2007 excludes the impact of 2,576,042 and 2,571,841 shares, respectively.

10. Stockholders' Equity

In November 2005, the Company’s board of directors adopted a stock repurchase program authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions. In October 2008, the repurchase program was extended through October 31, 2009, but the Company reserves the right to suspend or discontinue the program at any time.  During the nine months ended September 30, 2008, the Company repurchased 943,504 shares at an average price of $19.42 and an aggregate cost of $18,325.

11. Contingencies

As previously disclosed, two class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006 and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, referred to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of the Company’s common stock from April 25, 2006 through July 17, 2006, that the Company and certain of its officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of its fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of the Company’s common stock, which subsequently dropped after the issuance of a press release announcing the Company’s preliminary fiscal 2006 second quarter earnings and revised guidance. The Company filed a motion to dismiss the Consolidated Lawsuit.  On June 29, 2007, the motion to dismiss was granted.  The plaintiffs appealed the order of dismissal.  On October 16, 2008, the order of dismissal was upheld by the United States Court of Appeals for the Eight Circuit.

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

12. Segment Information

The Company operates in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment consists of the Company’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of the Company’s specialty companies including behavioral health, health management, individual health, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information for the three months ended September 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$805,061	$92,076	$—	$897,137
Revenue from internal customers	16,023	121,209	(137,232)	—
Total revenue	$821,084	$213,285	$(137,232)	$897,137

Earnings from operations	$26,987	$5,881	$—	$32,868

Segment information for the three months ended September 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$687,740	$62,148	$—	$749,888
Revenue from internal customers	19,841	105,225	(125,066)	—
Total revenue	$707,581	$167,373	$(125,066)	$749,888

Earnings from operations	$16,332	$7,579	$—	$23,911

Segment information for the nine months ended September 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,340,294	$233,549	$—	$2,573,843
Revenue from internal customers	47,127	357,034	(404,161)	—
Total revenue	$2,387,421	$590,583	$(404,161)	$2,573,843

Earnings from operations	$79,590	$17,858	$—	$97,448

Segment information for the nine months ended September 30, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,959,460	$182,393	$—	$2,141,853
Revenue from internal customers	58,427	310,727	(369,154)	—
Total revenue	$2,017,887	$493,120	$(369,154)	$2,141,853

Earnings from operations	$35,520	$18,226	$—	$53,746

13. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized losses and gains on investments available for sale, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net earnings	$18,248	$15,936	$62,074	$71,929
Reclassification adjustment, net of tax	131	1	188	105
Change in unrealized (loss) gain on investments, net of tax	(1,504)	1,538	(1,410)	1,639
Total comprehensive earnings	$ 16,875	$ 17,475	$ 60,852	$ 73,673

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

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, Medicare (Special Needs Plans), the State Children’s Health Insurance Program, or SCHIP, Foster Care and Supplemental Security Income including Aged, Blind or Disabled programs, or SSI.  Our Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, nurse triage, pharmacy benefits management and treatment compliance, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries on market-based terms.  Effective July 1, 2008, our Specialty Services segment also includes Celtic Insurance Company, or Celtic, which provides individual health insurance.

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

Our third quarter performance for 2008 is summarized as follows:

—	Quarter-end Medicaid and Medicare Managed Care membership of 1,229,700.
—	Total revenues of $897.1 million, a 19.6% increase over the comparable period in 2007.
—	Health Benefits Ratio, or HBR of 82.4%.
—	General and Administrative, or G&A, expense ratio of 14.0%.
—	Operating earnings of $32.9 million, a 37.5% increase over the comparable period in 2007.
—	Diluted earnings per share of $0.41, including a $0.07 loss on investments.
—	Operating cash flows of $39.8 million.

The following new contracts and acquisitions contributed to our growth during the last year:

—	Effective July 1, 2008, we completed the previously announced acquisition of Celtic, a health insurance carrier focused on the individual health insurance market.
—
In April 2008, we began operating under our new contract in Texas to provide statewide managed care services to participants in the Texas Foster Care program, with 34,100 members at September 30, 2008.

—
In 2007, we acquired PhyTrust of South Carolina, LLC, or PhyTrust, as well as Physician’s Choice, LLC, both of which managed care on a non-risk basis for Medicaid members in South Carolina.  We became licensed in 2007 to provide risk-based managed care in the State and began participating in the transition of the State’s conversion to at-risk managed care in December 2007.  We served 26,600 at-risk members in South Carolina at September 30, 2008.

—
In July 2007, we acquired a 49% ownership interest in Access Health Solutions, LLC, or Access, which provides managed care for Medicaid recipients in Florida, with 96,000 members at September 30, 2008.

We have opportunities to increase profitability through the following:

—	Effective June 30, 2008, we concluded operations for SSI recipients in the high cost Northwest region of Ohio. At June 30, 2008, this region represented 3,600 SSI members.
—
During the second quarter of 2008, Bridgeway Health Solutions was awarded a contract with the Arizona Health Care Cost Containment System to provide Acute Care services to Medicaid recipients in the Yavapai service area.  Membership operations commenced on October 1, 2008.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change 2007-2008	2008	2007	% Change 2007-2008

Premium	$855.5	$709.5	20.6%	$2,448.4	$2,022.1	21.1%
Premium tax	23.7	20.7	14.1%	68.5	58.4	17.2%
Service	17.9	19.7	(8.8)%	56.9	61.3	(7.1)%
Total revenues	897.1	749.9	19.6%	2,573.8	2,141.8	20.2%
Medical costs	704.7	591.4	19.2%	2,028.9	1,695.0	19.7%
Cost of services	12.9	13.6	(5.6)%	43.5	45.9	(5.3)%
General and administrative expenses	122.6	100.3	22.3%	335.1	288.7	17.3%
Premium tax	24.1	20.7	16.0%	68.9	58.4	17.9%
Earnings from operations	32.8	23.9	37.5%	97.4	53.8	71.7%
Investment and other income, net	(2.2)	2.2	(201.4)%	3.1	7.4	(58.4)%
Earnings before income taxes	30.6	26.1	17.5%	100.5	61.2	56.6%
Income tax expense	12.4	9.6	28.7%	38.7	23.0	60.7%
Net earnings from continuing operations	18.2	16.5	10.9%	61.8	38.2	54.2%
Discontinued operations, net of income tax expense (benefit) of $0.0, $(0.3), $0.1 and $(32.5), respectively	—	(0.6)	(97.5)%	0.2	33.7	(99.3)%
Net earnings	$18.2	$15.9	14.5%	$62.0	$71.9	(15.9)%

Diluted earnings per share:
Continuing operations	$0.41	$0.37	10.8%	$1.39	$0.85	63.5%
Discontinued operations	—	(0.01)	—%	—	0.75	—%
Total diluted earnings per common share	$0.41	$0.36	13.9%	$1.39	$1.61	(13.7)%

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

Our total revenue increased in the three and nine months ended September 30, 2008 over the previous year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From September 30, 2007 to September 30, 2008, we increased our Medicaid Managed Care membership by 8.1%.  The following table sets forth our membership by state in our Medicaid Managed Care segment:

	September 30,
	2008	2007
Georgia	283,900	286,200
Indiana	172,400	156,300
New Jersey	54,900	58,300
Ohio	132,500	127,500
South Carolina	26,600	29,300
Texas	436,900	347,000
Wisconsin	122,500	132,700
Total	1,229,700	1,137,300

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	September 30,
	2008	2007
Medicaid	887,700	841,600
SCHIP/Foster Care	271,700	223,500
SSI/Medicare	70,300	72,200
Total	1,229,700	1,137,300

From September 30, 2007 to September 30, 2008, our membership increased as a result of growth in Indiana and Texas.  In Texas, we increased our membership through organic growth of SCHIP, especially in the EPO market.  In addition, we increased Texas membership through our new Foster Care program, with 34,100 members at September 30, 2008.  We increased our membership in Indiana through temporary eligibility determinations and network expansions.  Our membership decreased in Wisconsin due to the termination of certain provider contracts.  In South Carolina, we continue to add at-risk membership as additional counties convert, with 26,600 at-risk members at September 30, 2008.  The prior year membership in South Carolina was entirely on a non-risk basis.  In Florida, Access served 96,000 members on a non-risk basis at September 30, 2008.

2.	Premium rate increases

During the nine months ended September 30, 2008, we received premium rate increases in some markets which yield a 2.9% composite increase across all of our markets.  During the nine months ended September 30, 2007, we received premium rate increases in some markets which yield a 2.7% composite increase across all of our markets.

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia of approximately 3.8% effective July 1, 2007.  The State also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  We executed this amendment on November 16, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we recorded the additional premium revenue, retroactive to July 1, 2007, in the first quarter of 2008.  This premium revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.  Approximately $7.3 million of this amount is related to the mandated services, rate cell changes and duplicate member issues, while the remaining $13.5 million yields the calculated 3.8% increase.

In October 2008, we received a contract amendment from the State of Georgia providing for an effective premium rate increase of approximately 1.3%, net of certain cost passthroughs.  The rate increase is effective July 1, 2008.  The revenue increase attributable to the period from July 1, 2008 through September 30, 2008 will be recorded in our consolidated statement of operations in the fourth quarter of 2008.

3.	Specialty Services segment growth

For the three and nine months ended September 30, 2008, Specialty Services segment revenue from external customers was $92.1 million and $233.5 million, respectively, compared to $62.1 million and $182.4 million for the same prior year periods.  The increase is primarily attributable to the acquisition of Celtic as well as increasing membership for both our behavioral health company, Cenpatico, and our long-term care program, Bridgeway.  At September 30, 2008, Cenpatico provided behavioral health services to 102,400 members in Arizona and 40,100 members in Kansas, compared to 99,000 members in Arizona and 35,600 members in Kansas at September 30, 2007.   At September 30, 2008, Bridgeway provided long-term care services to 1,900 members, compared to 1,400 members at September 30, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Medicaid and SCHIP	81.3%	81.3%	80.9%	82.9%
SSI and Medicare	89.7	92.4	92.3	90.8
Specialty Services	79.5	82.2	82.7	79.4
Total	82.4	83.4	82.9	83.8

Our consolidated HBR for the three and nine months ended September 30, 2008 were 82.4% and 82.9%, respectively, decreases of 1.0% and 0.9% over 2007.  The decrease for the third quarter of 2008 over 2007 is due to overall increased premium yield, a moderating medical cost trend and the effect of the acquisition of Celtic.  The decrease for the nine months ended September 30, 2008 over 2007 is due to the aforementioned factors as well as the effect of recording the Georgia premium rate increase retroactive to July 1, 2007.  Sequentially, our consolidated HBR decreased from 83.3% in the 2008 second quarter to 82.4% due to the effect of the Celtic acquisition and a moderating medical cost trend.

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

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A increased in the three and nine months ended September 30, 2008 over the comparable period in 2007 primarily due to expenses for additional facilities and staff to support our growth.

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenue and Service revenue, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the three and nine months ended September 30, 2008 were 14.0% and 13.4%, respectively, compared to 13.7% and 13.9% for the same periods in 2007.  The increase in the ratio for the three months ended September 30, 2008 reflects the acquisition of Celtic.  The decrease for the nine months ended September 30, 2008 reflects the overall leveraging of our expenses over higher revenues, partially offset by the effect of the acquisition of Celtic and of our start-up costs in Florida, South Carolina and for our Texas Foster Care product.

        Other Income (Expense)

Other income (expense) consists principally of investment income from our cash and investments, our equity in earnings of Access, and interest expense on our debt.  Investment and other income was a net expense of $2.2 million and income of $3.1 million in the three and nine months ended September 30, 2008, respectively, decreases of 201.4% and 58.4% over the comparable periods in 2007.  The decrease in the third quarter was due to a loss on investments of $5.2 million.  The loss was primarily related to investments in the Reserve Primary money market fund whose Net Asset Value fell below $1.00 per share.  The loss represents less than 1% of Centene’s cash and investment portfolio as of September 30, 2008.  The Company expects to recover 95% of its Reserve Primary Fund investments.  Money market funds are generally recorded in Cash and cash equivalents in our balance sheet, however, our investment in the Reserve Primary money market fund is recorded in Short-term investments due to the restrictions placed on redemptions imposed by the fund.  As of September 30, 2008 we had not received any of our proceeds from the Reserve primary money market fund.  The decrease for the nine months also reflects an overall decline in investment interest rates, partially offset by earnings of unconsolidated subsidiaries resulting from our investment in Access.

         Income Tax Expense

Our effective tax rates for the three and nine months ended September 30, 2008 were 40.4% and 38.5%, respectively, compared to 36.9% and 37.5% for the three and nine months ended September 30, 2007, respectively.  The increase in the current year was due to higher state taxes as a result of a change in the estimated benefit to be realized from certain state net operating loss carryforwards.

         Discontinued Operations

Net earnings from discontinued operations were $237 thousand in the nine months ended September 30, 2008, compared to net earnings of $33.7 million in the nine months ended September 30, 2007, respectively.  In the first nine months of 2007, we abandoned the stock of our FirstGuard health plans resulting in tax benefits of $34.0 million, net of the associated asset write-offs.  The 2007 results also included exit costs associated with FirstGuard and one month of FirstGuard Missouri operations.

LIQUIDITY AND CAPITAL RESOURCES

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $126.5 million in the nine months ended September 30, 2008 compared to $164.8 million in the comparable period in 2007.  The decrease was primarily due to the timing of receipt of September revenue from the states of Indiana and Wisconsin.  The September 2008 revenue of approximately $50 million was received in October of 2008 compared to being received in September of the prior year.

Our investing activities used cash of $152.0 million in the nine months ended September 30, 2008 compared to $177.0 million in the comparable period in 2007.  Cash flows from investing activities in 2008 included the purchase price of Celtic which we acquired on July 1, 2008, and our investment in the Reserve Primary fund previously discussed.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  As of September 30, 2008, our investment portfolio consisted primarily of fixed-income securities with an average duration of 1.8 years. Cash is invested in investment vehicles such as municipal bonds, money market funds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $52.6 million and $41.8 million in the nine months ended September 30, 2008 and 2007, respectively, on capital assets consisting primarily of property, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  The expenditures in 2008 include the cost of property purchased contiguous to our corporate headquarters as part of our plan to expand our corporate headquarters to accommodate future company growth.  We anticipate spending an additional $13 million on capital expenditures in 2008 primarily associated with system enhancements and market expansions.

Our financing activities provided cash of $32.1 million and $16.3 million in the nine months ended September 30, 2008 and 2007, respectively.  During 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes.

At September 30, 2008, we had working capital, defined as current assets less current liabilities, of $37.4 million, as compared to $(40.5) million at December 31, 2007.  Our working capital was negative at December 31, 2007 due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, were classified as long-term.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $435.7 million at September 30, 2008 and $314.9 million at December 31, 2007.  Long-term investments were $319.1 million at September 30, 2008 and $344.3 million at December 31, 2007, including restricted deposits of $30.9 million and $27.3 million, respectively.  At September 30, 2008, cash and investments held by our unregulated entities totaled $26.8 million while cash and investments held by our regulated entities totaled $728.0 million.

We have a $300 million Revolving Credit Agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of September 30, 2008, we had $48.0 million in borrowings outstanding under the agreement and $23.6 million in letters of credit outstanding, leaving availability of $228.4 million.  As of September 30, 2008, we were in compliance with all covenants.

On July 1, 2008 we completed the acquisition of Celtic for a purchase price of approximately $82.0 million, net of unregulated cash acquired.  Concurrent with the acquisition, we received regulatory approval to pay a dividend from Celtic to Centene in an amount of $31.4 million, while still maintaining a capital structure we believe to be conservative. As a result of the dividend, the net effect on our unregulated cash was approximately $50 million.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, covering the issuance of up to $300 million of securities including common stock and debt securities.  No securities have been issued under the shelf registration.  We may publicly offer securities from time-to-time at prices and terms to be determined at the time of the offering.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2008, the repurchase program was extended through October 31, 2009, but we reserve the right to suspend or discontinue the program at any time.  During the nine months ended September 30, 2008, we repurchased 943,504 shares at an average price of $19.42.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the nine months ended September 30, 2008.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2008, our subsidiaries had aggregate statutory capital and surplus of $368.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $243.9 million.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2008, all of our health plans were in compliance with the risk-based capital requirements enacted in their respective states.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of September 30, 2008, we had short-term investments of $160.4 million and long-term investments of $319.1 million, including restricted deposits of $30.9 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2008, the fair value of our fixed income investments would decrease by approximately $4.3 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

INFLATION

Although healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still exceeds the general inflation rate.  Additionally, recent economic indicators suggest an accelerated rise of the general inflation rate.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our utilization management programs and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations or other factors may affect our ability to control the impact of healthcare cost increases.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

As previously disclosed, two class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Missouri, or Eastern District Court.  The lawsuits were consolidated on November 2, 2006, and an amended consolidated complaint was filed in the Eastern District Court on January 17, 2007, which we refer to as the Consolidated Lawsuit. The Consolidated Lawsuit alleges, on behalf of purchasers of our common stock from April 25, 2006 through July 17, 2006, that we and certain of our officers and directors violated federal securities laws by issuing a series of materially false statements prior to the announcement of our fiscal 2006 second quarter results. According to the Consolidated Lawsuit, these allegedly materially false statements had the effect of artificially inflating the price of our common stock, which subsequently dropped after the issuance of a press release announcing our preliminary fiscal 2006 second quarter earnings and revised guidance. We filed a motion to dismiss the Consolidated Lawsuit. On June 29, 2007, the motion to dismiss was granted.  The plaintiffs appealed the order of dismissal.  On October 16, 2008, the order of dismissal was upheld by the United States Court of Appeals for the Eight Circuit.

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

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision.  The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  You should also refer to the other information in this filing, including our consolidated financial statements and related notes, and in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.  The risks and uncertainties described below are those that we currently believe may materially affect our Company.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company.

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

Changes to Medicaid, SCHIP and SSI programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business.  We believe that reductions in Medicaid, SCHIP and SSI payments could substantially reduce our profitability.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and SSI.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between December 31, 2008 and December 31, 2010.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our operating results may be materially affected.

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

For example, in August 2007 CMS issued guidance that imposes new requirements on states that cover children in families with incomes above 250% of the federal poverty level.  Under these new requirements, applicable states must provide assurances to CMS that the state has enrolled at least 95% of the Medicaid and SCHIP eligible children in the state who are in families with incomes below 200% of the federal poverty level in Medicaid or SCHIP and that the number of children insured through private employers has not decreased by more than two percentage points over the prior five year period.  Three states in which we have SCHIP contracts, Georgia, New Jersey and Wisconsin, are subject to these new requirements.  If they are unable to meet these new requirements, they will be unable to continue to cover children in families with incomes above 250% of the federal poverty level, which would likely decrease our membership in such states.  Many states object to these new requirements as unduly burdensome and likely to result in a decrease in the number of children covered by SCHIP, and some states, including New Jersey, are pursuing legal challenges against CMS in relation to these new requirements.  In the guidance, CMS stated that it expected states to comply with the new requirements within 12 months of the issuance of the guidance.  However, in August 2008, a CMS spokesperson stated that, for the time being, CMS would not take compliance action to enforce this requirement.  We cannot predict whether legal challenges to the new policy will be successful or whether the reauthorized version of SCHIP will expressly address these new requirements.  We cannot predict the impact these requirements will have on our revenue if changes are implemented in states in which we serve SCHIP beneficiaries.

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

Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

As of September 30, 2008, we had $435.7 million in cash, cash equivalents and short-term investments, and $313.1 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a realized loss on investments of approximately $5.2 million due to a loss in a money market fund.

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

Operations in a few states have accounted for most of our premium revenues to date.  If we were unable to continue to operate in any of our current states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially.  For example, our Medicaid contract with Kansas, which terminated December 31, 2006, together with our Medicaid contract with Missouri, accounted for $317.0 million in revenue for the year ended December 31, 2006.  Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states.  Our inability to continue to operate in any of the states in which we operate would harm our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) Third Quarter 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	62,087	$17.34	61,700	2,382,142
August 1 – August 31, 2008	63,097	22.08	63,097	2,319,045
September 1 – September 30, 2008	120,556	21.06	120,556	2,198,489
TOTAL	245,740	$20.32	245,353	2,198,489

(1) On November 7, 2005 our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2009. During the three months ended September 30, 2008, we repurchased 387 shares outside of this publicly announced program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment K (Version 1.11) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.2	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff.

10.3	Form of Executive Severance and Change in Control Agreement.

10.4	Form of Restricted Stock Unit Agreement.

10.5	Form of Non-statutory Stock Option Agreement (Employees).

10.6	Form of Incentive Stock Option Agreement.

10.7	Form of Performance Based Restricted Stock Unit Agreement.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 28, 2008.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ERIC R. SLUSSER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)