Form 10-K
period 2008-12-31
CENTENE CORP
filed 2009-02-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2008, was $713.9 million.

As of February 6, 2009, the registrant had 43,012,236 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2009 annual meeting of stockholders are incorporated by reference in Part I, Item 1 and Part III, Items 10, 11, 12, 13 and 14.

Our trademark, service marks and trade names referred to in this filing include  Absolute Total Care, Bridgeway Health Solutions, Buckeye Community Health Plan, Celtic Insurance Company, Cenpatico Behavioral Health, Cenpatico Behavioral Health of Arizona, Centene,  Managed Health Services, MemberConnections, Nurse Response, NurseWise, Nurtur, OptiCare, Peach State Health Plan, PhyTrust, ScriptAssist, Smart Start For Your Baby, Sunshine State Health Plan, Superior HealthPlan, Total Carolina Care, US Script and University Health Plans, among others.

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

Item 1A “Risk Factors” of Part I of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations.  We disclaim any current intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Due to these important factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

PART I

Item 1.  Business

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  Medicaid currently accounts for 73% of our membership, while SCHIP (also including Foster Care) and ABD (also including Medicare) account for 22% and 5%, respectively.  Our Specialty Services segment provides specialty services, including behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, nurse triage, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our Specialty Services segment also provides a full range of healthcare solutions for the rising number of uninsured Americans.

During 2008, we announced our intention to sell certain assets of University Health Plans, Inc.  This pending sale is discussed in detail under the caption “Discontinued Operations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Accordingly, our New Jersey health plan operations are presented as discontinued operations for all periods in our consolidated financial statements beginning with this Annual Report on Form 10-K.  The following discussion and analysis is presented primarily in the context of continuing operations unless otherwise identified.  For the year ended December 31, 2008, our revenues, total cash flow from operations, and net earnings were $3.4 billion, $222.0 million and $84.2 million, respectively.

Our Medicaid Managed Care segment membership totaled approximately 1.2 million as of December 31, 2008, while our Specialty Services segment external membership totaled 163,100.  We currently have health plan subsidiaries offering healthcare services in Arizona, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin, as well as New Jersey.  Additionally, effective in July 2007, we acquired a minority interest in Access Health Solutions, LLC, or Access, which provides managed care on a non-risk basis for Medicaid recipients in Florida.  In February 2009, we began operations in Florida through our wholly-owned subsidiary, Sunshine State Health Plan, Inc.  We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.

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

INDUSTRY

We provide our services to organizations and individuals primarily through Medicaid, SCHIP, Foster Care and ABD programs.  The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid market was approximately $311 billion in 2006, and estimate the market will grow to $720 billion by 2017.  According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 5.3% in fiscal 2008 and states appropriated an increase of 5.8% for Medicaid in fiscal 2009 budgets.

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

Established in 1972, and authorized by Title XVI of the Social Security Act, ABD covers low-income persons with chronic physical disabilities or behavioral health impairments.  ABD beneficiaries represent a growing portion of all Medicaid recipients.  In addition, ABD recipients typically utilize more services because of their critical health issues.

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

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare.  According to CMS, there were approximately seven million dual eligible enrollees in 2006.  These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing.  Dual eligibles also use more services due to their tendency to have more chronic health issues.  We serve dual eligibles through our ABD and long-term care programs, and beginning in 2008, through Special Needs Plans.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives.  Additionally, a number of states are designing programs to cover the rising number of uninsured Americans.  The US Census Bureau estimated there were 45.7 million Americans in 2007 that lacked health insurance.  Continued pressure on states’ Medicaid budgets should cause public policy to recognize the value of managed care as a means of delivering quality healthcare and effectively controlling costs.  A growing number of states have mandated that their Medicaid recipients enroll in managed care plans.  Other states are considering moving to a mandated managed care approach.  As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, SCHIP, Foster Care and ABD populations.  We believe our approach and strategy enable us to be a growing participant in this market.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance.  We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings.  We entered the Wisconsin market in 1984, the Indiana market in 1995, the Texas market in 1999, the Ohio market in 2004, the Georgia market in 2006, and the South Carolina market in 2007.  We have increased our membership through participation in new programs in existing states.  For example, in 2008, we began operations in the Texas Foster Care program and began serving Acute Care members in the Yavapai county of Arizona.  We have also increased membership by acquiring Medicaid businesses, contracts and other related assets from competitors in existing markets, most recently in South Carolina in 2007.  Our Medicaid Managed Care membership totaled approximately 1.2 million as of December 31, 2008.  For the year ended December 31, 2008, we had revenues of $3.4 billion, representing a 40% Compound Annual Growth Rate, or CAGR, since the year ended December 31, 2004.  We generated total cash flow from operations of $222.0 million and net earnings of $84.2 million for the year ended December 31, 2008.

•
Medicaid Expertise.  Over the last 20 years, we have strived to develop a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments.  We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses.  Our experience in working with state regulators helps us implement and deliver programs and services efficiently and affords us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate.  We work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid, SCHIP, Foster Care and ABD and expand these types of benefits offered.  Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines.  We continue to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations.  In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, nurse triage and pharmacy benefits management.  Through the utilization of a multi-business line approach, we are able to diversify our revenues and help control our medical costs.

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

•
Specialized and Scalable Systems and Technology.  Through our specialized information systems, we work to strengthen relationships with providers and states which help us grow our membership base.  We continue to develop our specialized information systems which allow us to support our core processing functions under a set of integrated databases, designed to be both replicable and scalable.  Physicians can use claims, utilization and membership data to manage their practices more efficiently, and they also benefit from our timely payments.  State agencies can use data from our information systems to demonstrate that their Medicaid populations receive quality healthcare in an efficient manner.  These systems also help identify needs for new healthcare and specialty programs.  We have the ability to leverage our platform for one state configuration into new states or for health plan acquisitions.  Our ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner.

OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on the uninsured population and state funded healthcare initiatives.  We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets.  We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions.  In 2006, we were awarded two regions in connection with Ohio’s statewide restructuring of its Medicaid managed care program, expanding the number of counties we serve from three to 27.  We also were awarded a Medicaid ABD contract in four regions in Ohio.  In Texas, we expanded our operations to the Corpus Christi market in 2006, began managing care for ABD recipients in February 2007 and began operations in the Foster Care program in April 2008.  In Arizona, we began serving members within a long-term care plan in 2006 and within an acute care plan in 2008.  In 2008, we began serving Medicare members within Special Needs Plans in Arizona, Ohio, Texas and Wisconsin. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets or by enlisting additional providers.  For example, in 2005 and 2006, we acquired certain Medicaid-related assets in Ohio.

•
Diversify Business Lines.  We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue.  We are constantly evaluating new opportunities for expansion both domestically and abroad.  For instance, in July 2008, we completed the acquisition of Celtic Insurance Company, or Celtic, a national individual health insurance provider, in October 2006, we commenced operations under our managed care program contracts to provide long-term care services in Arizona, and in January 2006, we completed the acquisition of US Script, a pharmacy benefits manager.  We are also considering other premium based or fee-for-service lines of business that would provide additional diversity.  We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems.  We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs.  We work to assist the states in which we operate in addressing the operating challenges they face.  We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation.  For example, in 2008, we began operating under a contract with the Texas Health and Human Services Commission for Comprehensive Health Care for Children in Foster Care, a new statewide program providing managed care services to participants in the Texas Foster Care program.  In 2005, we began performing under our contracts with the State of Arizona to facilitate the delivery of mental health and substance abuse services to behavioral health recipients in Arizona.  Effective January 1, 2005, we were awarded a behavioral health contract to serve SCHIP members in Kansas.  By helping states structure an appropriate level and range of Medicaid, SCHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets.  We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations.  We expect to focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations, because we believe member enrollment levels are more predictable in these states.  For example, effective June 1, 2006, we began managing care for Medicaid and SCHIP members in Georgia.  In addition, we focus our attention on states converting to a full-risk, managed care model.  For example, in 2007, we entered the South Carolina market and we participated in the state’s conversion to at-risk managed care.   In February 2009, we began managed care operations in Florida through conversion of members in certain counties from Access Health Solutions to at-risk managed care in Sunshine State Health Plan, through our new state contract.

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

MEDICAID MANAGED CARE

Health Plans

We have regulated subsidiaries offering healthcare services in each state we serve.  The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2008	Market Share (1)	Membership at December 31, 2008
Florida (2)	Sunshine State Health Plan	2009	—	—	—
Georgia	Peach State Health Plan	2006	90	29.4%	288,300
Indiana	Managed Health Services	1995	92	30.0%	175,300
New Jersey (3)	University Health Plans	2002	20	6.7%	55,200
Ohio	Buckeye Community Health Plan	2004	43	9.9%	133,400
South Carolina	Absolute Total Care	2007	42	9.7%	31,300
Texas	Superior HealthPlan	1999	242	23.4%	431,700
Wisconsin	Managed Health Services	1984	33	15.8%	124,800
________________________________
(1)	Represents Medicaid and SCHIP membership as of December 31, 2008 as a percentage of total eligible Medicaid and SCHIP members in each state. ABD programs are excluded.
(2)	We began membership operations in Florida in February 2009.
(3)
In November 2008, we announced our intention to sell University Health Plans.  As a result, this plan is presented as discontinued operations in our consolidated financial statements, however as of December 31, 2008, the plan was still operated by Centene Corporation.

All of our revenue is derived from operations within the United States and its territories.  We generally receive a fixed premium per member per month pursuant to our state contracts.  Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of each year.  Our managed care subsidiaries in Georgia, Ohio, and Texas had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2008.  Other financial information about our segments is found in Note 20, Segment Information, of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

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

•
Data-driven approaches to balance cost and verify eligibility.  Our Medicaid health plans have conducted enrollment processing and activities for state programs since 1984.  We seek to ensure effective enrollment procedures that move members into the plan, then educate them and ensure they receive needed services as quickly as possible.  Our IT department has created mapping/translation programs for loading membership and linking membership eligibility status to all of Centene’s subsystems.

•
Establishment of realistic and meaningful expectations for quality deliverables.  We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of individuals covered through Medicaid, SCHIP, Foster Care and ABD programs.

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

•
Responsible collection and dissemination of utilization data.  We gather utilization data from multiple sources, allowing for an integrated view of our members’ utilization of services.  These sources include medical, vision and behavioral health claims and encounter data, pharmacy data, dental vendor claims and authorization data from the authorization and case management system utilized by us to coordinate care.

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

We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

•
MemberConnections is a community face-to-face outreach and education program designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member’s health, such as nutritional challenges and health education shortcomings.  MemberConnections representatives also contact new members by phone or mail to discuss managed care, the Medicaid program and our services.  Our MemberConnections representatives make home visits, conduct educational programs and represent our health plans at community events such as health fairs.

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

•
Life and Health Management Programs are designed to help members understand their disease and treatment plan and improve their wellness in a cost effective manner.  These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and pregnancy.  Our Specialty Services segment manages many of our life and health management programs.  Our ABD program uses a proprietary assessment tool that effectively identifies barriers to care, unmet functional needs, available social supports and the existence of behavioral health conditions that impede a member’s ability to maintain a proper health status.  Care coordinators develop individual care plans with the member and healthcare providers ensuring the full integration of behavioral, social and acute care services.  These care plans, while specific to an ABD member, incorporate “Condition Specific” practices in collaboration with physician partners and community resources.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers.  As of December 31, 2008, the health plans we operated contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Georgia	3,256	9,620	151
Indiana	914	3,209	79
New Jersey (1)	1,204	4,362	63
Ohio	2,200	8,396	122
South Carolina	592	1,095	19
Texas	7,633	18,373	382
Wisconsin	1,857	4,985	61
Total	17,656	50,040	877

(1)
In November 2008, we announced our intention to sell University Health Plans.  As a result, this plan is presented as discontinued operations in our consolidated financial statements, however as of December 31, 2008, the plan was still operated by Centene Corporation.

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

Our contracted physicians also benefit from several of the services offered to our members, including the MemberConnections, EPSDT case management and health management programs.  For example, the MemberConnections staff facilitates doctor/patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the health management programs assist physicians in managing their patients with chronic disease.

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

We have implemented specialized information systems to support our medical quality management activities.  Information is drawn from our data warehouse, clinical databases and our membership and claims processing system, to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements.  Some examples of these intervention programs include:

•	appropriate leveling of care for neonatal intensive care unit (NICU) hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual criteria;
•	tightening of our pre-authorization list and more stringent review of durable medical equipment and injectibles.
•
emergency department (ED) program designed to collaboratively work with hospitals to steer non-emergency care away from the costly ED setting (through patient education, on-site alternative urgent care settings, etc.);

•
increase emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected patients with the coordination of healthcare services in order to meet a patient's specific healthcare needs;

•	incorporation of disease management, which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma and diabetes;
•	Smart Start For Your Baby, a prenatal case management program aimed at helping women with high-risk pregnancies deliver full-term, healthy infants.

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

Information Technology

The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner.  Our centralized information systems, which are located in St. Louis, Missouri, support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions.  We continue to enhance our systems in order to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions.

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

SPECIALTY SERVICES

Our Specialty Services segment is a key component of our healthcare enterprise and complements our core Medicaid Managed Care business.  Specialty services diversifies our revenue stream, provides higher quality health outcomes to our membership and others, and assists in controlling costs.  Our specialty services are provided primarily through the following businesses:

•
Behavioral Health.  Cenpatico Behavioral Health, or Cenpatico, manages behavioral healthcare for members via a contracted network of providers.  Cenpatico works with providers to determine the best course of treatment for a given diagnosis and helps ensure members and their providers are aware of the full array of services available.  Our networks feature a range of services so that patients can be treated at an appropriate level of care.  We also run school-based programs in Arizona that focus on students with special needs.  We acquired Cenpatico in 2003.

•
Individual Health Insurance.  Our individual health insurance company, Celtic, is a national healthcare provider offering high-quality, affordable health insurance to individual customers and their families.  Sold online and through independent insurance agents nationwide, Celtic’s portfolio of major medical plans is designed to meet the diverse needs of the uninsured at all budget and benefit levels. Celtic also offers a standalone guaranteed-issue medical conversion program to self-funded employer groups, stop-loss and fully-insured group carriers, managed care plans, and HMO reinsurers. We acquired Celtic in 2008.

•
Life and Health Management.  Our life and health management company, Nurtur Health specializes in implementing life and health management programs that encourage healthy behaviors, promote healthier workplaces, improve productivity and reduce healthcare costs.  Specific focuses include chronic respiratory health management, cardiac health management, and work/life management.  Through its specialization in respiratory management, Nurtur Health uses self-care therapies, in-home interaction and informatics processes to deliver highly effective clinical results, enhanced patient-provider satisfaction and greater cost reductions in respiratory management.  Nurtur Health was formed in December 2007 through the combination of three entities we acquired from July 2005 through November 2007.

•
Long-term Care and Acute Care.  Bridgeway Health Solutions, or Bridgeway, provides long-term care services to the elderly and people with disabilities on ABD that meet income and resources requirements who are at risk of being or are institutionalized.  Bridgeway has members in the Maricopa, Yuma and La Paz counties of Arizona.  Bridgeway participates with community groups to address situations that might be barriers to quality care and independent living.  Bridgeway commenced long-term care operations in October 2006.  Bridgeway also provides acute care services to members in the Yavapai county of Arizona.  These services include emergency and physician services, limited dental and rehabilitative services and other maternal and child health services.  Bridgeway commenced acute care operations in October 2008.

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

•
Nurse Triage.  NurseWise and Nurse Response provide a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year.  Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions.  Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours.  Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.  Call volume is based on membership levels and seasonal variation.  NurseWise commenced operations in 1998.

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

We compete with other managed care organizations and specialty companies for state contracts.  In order to grant a contract, state governments consider many factors.  These factors include quality of care, financial requirements, an ability to deliver services and establish provider networks and infrastructure.  In addition, our specialty companies also compete with other providers, such as disease management companies, individual health insurance companies, and pharmacy benefits managers for non-governmental contracts.

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

The process for obtaining authorization to operate as a managed care organization is complex and requires demonstration to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network adequacy and procedures for covering emergency medical conditions.  Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries, as well as our specialty companies, must comply with minimum statutory capital requirements or other financial requirements, such as deposit and reserve requirements.  Insurance regulations may also require prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds.  Our subsidiaries are also subject to periodic reporting requirements.  In addition, each health plan and individual health insurance provider must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

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

A health plan or individual health insurance providers’ compliance with these requirements is subject to monitoring by state regulators and by CMS.  A health plan is also subject to periodic comprehensive quality assurance evaluations by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan.  A health plan or individual health insurance provider must also submit reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

The table below sets forth the term of our state contracts and provides details regarding related renewal or extension and termination provisions as of January 1, 2009.

State Contract	Expiration Date	Renewal or Extension by the State	Termination by the State

Arizona – Acute Care	September 30, 2011	May be extended for up to two additional one-year terms.	May be terminated for convenience or an event of default.

Arizona – Behavioral Health	June 30, 2009	May be extended for up to one additional year.	May be terminated for convenience or an event of default.

Arizona – Long-term Care	September 30, 2009	May be extended for up to two additional years.	May be terminated for convenience, an event of default or lack of funding.

Arizona – Special Needs Plan (Medicare)	December 31, 2009	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

Florida - Medicaid	August 31, 2009	Renewable through the state’s recertification process.	May be terminated for an event of default or lack of federal funding.

Georgia – Medicaid & SCHIP	June 30, 2009	Renewable for three additional one-year terms.	May be terminated for an event of default or significant changes in circumstances.

Indiana – Medicaid & SCHIP	December 31, 2010	May be extended for up to two additional years.	May be terminated for convenience or an event of default.

Kansas – Behavioral Health	June 30, 2009	May be extended with three one-year renewal options.	May be terminated for cause, or without cause for lack of funding.

New Jersey – Medicaid, SCHIP & ABD	June 30, 2009	Renewable annually for successive 12-month periods.	May be terminated for convenience or an event of default.

Ohio – Medicaid & SCHIP	June 30, 2009	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio – Aged, Blind or Disabled (ABD)	June 30, 2009	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio – Special Needs Plan (Medicare)	December 31, 2009	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

South Carolina – Medicaid & ABD	March 31, 2009	Renewable annually for successive 12-month periods.	May be terminated for convenience or an event of default.

South Carolina – SCHIP	March 31, 2009	May be extended for up to one additional year.	May be terminated for convenience, an event of default or lack of federal funding.

Texas –Medicaid, SCHIP & ABD	August 31, 2010	May be extended for up to four additional years.	May be terminated for convenience, an event of default or lack of federal funding.

Texas – Exclusive Provider Organization (SCHIP)	August 31, 2009	May be extended for up to one additional year.	May be terminated upon any event of default or in the event of lack of state or federal funding.

Texas – Foster Care	August 31, 2010	May be extended for up to four and a half additional years.	May be terminated for convenience, an event of default, or non-appropriation of funds.

Texas – Special Needs Plan (Medicare)	December 31, 2009	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

Wisconsin –Medicaid & ABD	December 31, 2009	May be extended for up to one additional year.	May be terminated if a change in state or federal laws, rules or regulations materially affects either party’s right or responsibilities or for an event of default or lack of funding.

Wisconsin – Network Health Plan Subcontract	December 31, 2011	Renews automatically for successive five-year terms.
May be terminated upon two-years notice prior to the end of the then current term or if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State is terminated.

Wisconsin – Special Needs Plan (Medicare)	December 31, 2009	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

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

EMPLOYEES

As of December 31, 2008, we had approximately 3,600 employees.  None of our employees are represented by a union.  We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at January 31, 2009:

Name	Age	Position
Michael F. Neidorff	66	Chairman and Chief Executive Officer
Mark W. Eggert	47	Executive Vice President, Health Plan Business Unit
Carol E. Goldman	51	Executive Vice President and Chief Administrative Officer
Cary D. Hobbs	41	Senior Vice President, Business Management and Integration
Jesse N. Hunter	33	Executive Vice President, Corporate Development
Donald G. Imholz	56	Senior Vice President and Chief Information Officer
Edmund E. Kroll	49	Senior Vice President, Finance and Investor Relations
Frederick J. Manning	61	Executive Vice President, Celtic Insurance Company
William N. Scheffel	55	Executive Vice President, Specialty Business Unit
Jeffrey A. Schwaneke	33	Vice President, Corporate Controller and Chief Accounting Officer
Eric R. Slusser	48	Executive Vice President, Chief Financial Officer and Treasurer
Keith H. Williamson	56	Senior Vice President, General Counsel and Secretary

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

Mark W. Eggert.  Mr. Eggert has served as our Executive Vice President, Health Plan Business Unit since November 2007.  From January 1999 to November 2007, Mr. Eggert served as the Associate Vice Chancellor and Deputy General Counsel at Washington University, where he oversaw the legal affairs of the School of Medicine.

Carol E. Goldman.  Ms. Goldman has served as Executive Vice President and Chief Administrative Officer since June 2007.  From July 2002 to June 2007, she served as our Senior Vice President, Chief Administrative Officer.  From September 2001 to July 2002, Ms. Goldman served as our Plan Director of Human Resources.  From 1998 to August 2001, Ms. Goldman was Human Resources Manager at Mallinckrodt Inc., a medical device and pharmaceutical company.

Cary D. Hobbs.  Ms. Hobbs has served as our Senior Vice President, Business Management and Integration since September 2007.  She served as our Senior Vice President of Strategy and Business Implementation from January 2004 to September 2007.  She served as our Vice President of Strategy and Business Implementation from September 2002 to January 2004 and as our Director of Business Implementation from 1997 to August 2002.

Jesse N. Hunter.  Mr. Hunter has served as our Executive Vice President, Corporate Development since April 2008.  He served as our Senior Vice President, Corporate Development from April 2007 to April 2008.  He served as our Vice President, Corporate Development from December 2006 to April 2007.  From October 2004 to December 2006, he served as our Vice President, Mergers & Acquisitions.  From July 2003 until October 2004, he served as the Director of Mergers & Acquisitions and from February 2002 until July 2003, he served as the Manager of Mergers & Acquisitions.

Donald G. Imholz.   Mr. Imholz has served as our Senior Vice President and Chief Information Officer since September 2008.  From January 2008 to September 2008, Mr. Imholz was an independent consultant working for clients across a variety of industries. From January 1975 to January 2008, Mr. Imholz was with The Boeing Company and served as Vice President of Information Technology from 2002 to January 2008. In that role, Mr. Imholz was responsible for all application development and support worldwide.

Edmund E. Kroll.  Mr. Kroll has served as our Senior Vice President, Finance and Investor Relations since May 2007.  From June 1997 to November 2006, Mr. Kroll served as Managing Director at Cowen and Company LLC, where his research coverage focused on the managed care industry, including the Company.

Frederick J. Manning.  Mr. Manning has served as our Executive Vice President, Celtic Insurance Company since July 2008.  From 1978 to July 2008, Mr. Manning served as Chief Executive Officer and Chairman of the Board of Celtic Insurance Company.

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

Jeffrey A. Schwaneke.  Mr. Schwaneke has served as our Vice President, Corporate Controller since July 2008 and Chief Accounting Officer since September 2008.  He previously served as Vice President, Controller and Chief Accounting Officer at Novelis Inc. from October 2007 to July 2008, and Assistant Corporate Controller from May 2006 to September 2007.  Mr. Schwaneke served as Segment Controller for SPX Corporation from January 2005 to April 2006.  Mr. Schwaneke served as Corporate Controller at Marley Cooling Technologies, a segment of SPX Corporation, from March 2004 to December 2004 and Director of Financial Reporting from November 2002 to February 2004.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission, or SEC. We make these filings available on our website free of charge, the URL of which is http://www.centene.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

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

Risks Related to Being a Regulated Entity

Reduction in Medicaid, SCHIP and ABD funding could substantially reduce our profitability.

Most of our revenues come from Medicaid, SCHIP and ABD premiums.  The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories.  Future levels of Medicaid, SCHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.  Additionally, state and federal entities may make changes to the design of their Medicaid programs resulting in the cancellation or modification of these programs.

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

The American Reinvestment and Recovery Act of 2009, which was signed into law on February 17, 2009, provides $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010. Under this Act, states meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (FMAP). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down.  We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs.

States also periodically consider reducing or reallocating the amount of money they spend for Medicaid, SCHIP, Foster Care and ABD.  In recent years, the majority of states have implemented measures to restrict Medicaid, SCHIP, Foster Care and ABD costs and eligibility.

Changes to Medicaid, SCHIP, Foster Care and ABD programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business.  We believe that reductions in Medicaid, SCHIP, Foster Care and ABD payments could substantially reduce our profitability.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If SCHIP is not reauthorized or states face shortfalls, our business could suffer.

Federal support for SCHIP has been authorized through 2013.  We cannot be certain that SCHIP will be reauthorized when current funding expires in 2013, and if it is, what changes might be made to the program following reauthorization.  Thus, we cannot predict the impact that reauthorization will have on our business.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, SCHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between March 31, 2009 and December 31, 2010.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Certain states have enacted regulations which require us to maintain a minimum health benefits ratio, or establish limits on our profitability.  Other states require us to meet certain performance and quality metrics in order to receive our full contractual revenue.  In certain circumstances, our plans may be required to pay a rebate to the state in the event profits exceed established levels.  These regulatory requirements, changes in these requirements or the adoption of similar requirements by other regulators may limit our ability to increase our overall profits as a percentage of revenues.  Certain states, including but not limited to Georgia, Indiana, New Jersey, Texas and Wisconsin have implemented prompt-payment laws and are enforcing penalty provisions for failure to pay claims in a timely manner.  Failure to meet these requirements can result in financial fines and penalties.  In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low.  Any of these regulatory actions could harm our financial position, results of operations or cash flows.  Certain states also impose marketing restrictions on us which may constrain our membership growth and our ability to increase our revenues.

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

•      cancellation of our contracts;
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

Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare.  In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.  Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, SCHIP, Foster Care and ABD programs.  If we were to become subject to these penalties or exclusions as the result of our actions or omissions or our inability to monitor the compliance of our providers, it would negatively affect our ability to operate our business.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting.  In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.  Our compliance with Section 404 causes us to incur substantial expense and management effort.  Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

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

For example, in August 2007 CMS issued guidance that imposes requirements on states that cover children in families with incomes above 250% of the federal poverty level.  Under these requirements, applicable states must provide assurances to CMS that the state has enrolled at least 95% of the Medicaid and SCHIP eligible children in the state who are in families with incomes below 200% of the federal poverty level in Medicaid or SCHIP and that the number of children insured through private employers has not decreased by more than two percentage points over the prior five year period.  Two states in which we have SCHIP contracts, Georgia and New Jersey, are subject to these requirements.  If they are unable to meet these requirements, they will be unable to continue to cover children in families with incomes above 250% of the federal poverty level, which would likely decrease our membership in such states.  Many states object to these requirements as unduly burdensome and likely to result in a decrease in the number of children covered by SCHIP, and some states, including New Jersey, are pursuing legal challenges against CMS in relation to these requirements.  In the guidance, CMS stated that it expected states to comply with the requirements within 12 months of the issuance of the guidance.  However, in August 2008, a CMS spokesperson stated that, for the time being, CMS would not take compliance action to enforce this requirement.  Further, on February 4, 2009, President Obama issued a memorandum to the Secretary of Health and Human Services requesting the immediate withdrawal of the August 2007 guidance and implementation of SCHIP without the requirements imposed by the August 2007 guidance.  We cannot predict whether legal challenges to August 2007 guidance will be successful or whether these requirements will be rescinded by CMS.  We cannot predict the impact these requirements will have on our revenue if changes are implemented in states in which we serve SCHIP beneficiaries.

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

Failure to accurately predict our medical expenses could negatively affect our financial position, results of operations or cash flows.

Our medical expense includes claims reported but not yet paid, or inventory, estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims at the end of each period.  Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as claims receipts and payment information becomes available.  As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expense in the period in which the changes are identified.

We can not be sure that our medical claims liability estimates are adequate or that adjustments to those estimates will not unfavorably impact our results of operations.  For example, in the three months ended June 30, 2006 we adjusted IBNR by $9.7 million for adverse medical costs development from the first quarter of 2006.

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  For example, we commenced operations in South Carolina in December 2007 and began our Foster Care program in Texas in April 2008.  For a period of time after the inception of business in these states, we based our estimates on state provided historical actuarial data and limited actual incurred and received claims.  From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members.  The accuracy of our medical claims liability estimate may also affect our ability to take timely corrective actions, further harming our results.

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

In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership.  Generally, the risk score is determined by the State analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership.  The risk score is dependent on several factors including our providers’ completeness and quality of claims submission, our processing of the claim, submission of the processed claims in the form of encounters to the states’ encounter systems and the states’ acceptance and analysis of the encounter data.  If the risk scores assigned to our premiums that are risk adjusted are not adequate or do not appropriately reflect the acuity of our membership, our earnings will be affected negatively.

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

As of December 31, 2008, we had $480.4 million in cash, cash equivalents and short-term investments and $341.7 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

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

We generally are required to obtain regulatory approval from one or more state agencies when making acquisitions.  In the case of an acquisition of a business located in a state in which we do not currently operate, we would be required to obtain the necessary licenses to operate in that state.  In addition, even if we already operate in a state in which we acquire a new business, we would be required to obtain additional regulatory approval if the acquisition would result in our operating in an area of the state in which we did not operate previously, and we could be required to renegotiate provider contracts of the acquired business.  We cannot provide any assurance that we would be able to comply with these regulatory requirements for an acquisition in a timely manner, or at all.  In deciding whether to approve a proposed acquisition, state regulators may consider a number of factors outside our control, including giving preference to competing offers made by locally owned entities or by not-for-profit entities.

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

Acquisitions of unfamiliar new businesses could negatively impact our business.

We are subject to the expenditures and risks associated with entering into any new line of business.  Our failure to properly manage these expenditures and risks could have a negative impact on our overall business.  For example, effective July 2008, we completed the previously announced acquisition of Celtic Group, Inc., the parent company of Celtic Insurance Company, or Celtic.  Celtic is a national individual health insurance provider that provides health insurance to individual customers and their families.  While we believe that the addition of Celtic will be complementary to our business, we have not previously operated in the individual health care industry.

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

We derive a majority of our premium revenues from operations in a small number of states, and our financial position, results of operations or cash flows would be materially affected by a decrease in premium revenues or profitability in any one of those states.

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

Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers.  Our provider arrangements with our primary care physicians, specialists and hospitals generally may be cancelled by either party without cause upon 90 to 120 days prior written notice.  We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts enabling us to service our members profitably.

From time to time providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us.  Even if these allegations represent attempts to avoid or renegotiate contractual terms that have become economically disadvantageous to the providers, it is possible that in the future a provider may pursue such a claim successfully.  In addition, we are aware that other managed care organizations have been subject to class action suits by physicians with respect to claim payment procedures, and we may be subject to similar claims.  Regardless of whether any claims brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention.  As a result, we may incur significant expenses and may be unable to operate our business effectively.

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

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business.  If we lose one or more members of our senior management team, including our chief executive officer, Michael F. Neidorff, who has been instrumental in developing our business strategy and forging our business relationships, our business and financial position, results of operations or cash flows could be harmed.  Our ability to replace any departed members of our senior management or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Medicaid managed care and specialty services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours.  Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel.

Negative publicity regarding the managed care industry may harm our business and financial position, results of operations or cash flows.

The managed care industry has received negative publicity.  This publicity has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector.  These factors may adversely affect our ability to market our services, require us to change our services, and increase the regulatory burdens under which we operate.  Any of these factors may increase the costs of doing business and adversely affect our financial position, results of operations or cash flows.

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

Growth in the number of Medicaid-eligible persons during economic downturns could cause our financial position, results of operations or cash flows to suffer if state and federal budgets decrease or do not increase.

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

Growth in the number of Medicaid-eligible persons may be countercyclical, which could cause our financial position, results of operations or cash flows to suffer when general economic conditions are improving.

Historically, the number of persons eligible to receive Medicaid benefits has increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions.  Conversely, this number may grow more slowly or even decline if economic conditions improve.  Therefore, improvements in general economic conditions may cause our membership levels to decrease, thereby causing our financial position, results of operations or cash flows to suffer, which could lead to decreases in our stock price during periods in which stock prices in general are increasing.

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

We maintain liability insurance, subject to limits and deductibles, for claims that could result from providing or failing to provide managed care and related services.  These claims could be substantial.  We believe that our present insurance coverage and reserves are adequate to cover currently estimated exposures.  We cannot provide any assurance that we will be able to obtain adequate insurance coverage in the future at acceptable costs or that we will not incur significant liabilities in excess of policy limits.

From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business.  Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings.  An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows.  In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management.  For example, we have in the past, or may be subject to in the future, securities class action lawsuits, IRS examinations or similar regulatory actions.  Any such matters could harm our business and financial position, results of operations or cash flows.

If we are unable to complete the previously announced sale of certain of assets of our New Jersey health plan in a timely manner, our business could suffer.

On November 20, 2008, we announced that we had entered into an agreement with AMERIGROUP Corporation, or AMERIGROUP, to sell certain assets of our subsidiary University Health Plan, Inc. in the State of New Jersey to AMERIGROUP.  The agreement contains a number of conditions to closing, including (i) the approval of regulators in New Jersey, (ii) the lack of a material adverse effect, and (iii) other customary conditions.  On December 31, 2008, we announced that we had received a termination notice from AMERIGROUP relating to the New Jersey transaction.  As we have previously stated, we do not believe that there is cause to terminate the New Jersey agreement and are prepared to pursue all available means to bring this transaction to closure.  To this end, on January 8, 2009, we announced that, in response to AMERIGROUP’s purported termination of this agreement, we had filed a lawsuit against AMERIGROUP in the Superior Court of New Jersey Chancery Division.  Nonetheless, if we are unable to close the New Jersey transaction in a timely manner, our results of operations could be negatively impacted.

Risks related to our corporate headquarters’ project could harm our financial position, results of operations or cash flows.

In 2008, our capital expenditures included $27.0 million for land and fees associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  We are currently negotiating our involvement as a joint venture partner in an entity that will develop the properties.  Due to the global financial crisis and disruptions in the capital and credit markets, we may be unable to complete this project under economically feasible terms.  If the Company is unable to complete the development or if the Company delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows.   For example, in 2007 we abandoned a previously planned redevelopment project and recorded a pre-tax impairment charge of $7.2 million.  Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate office headquarters building located in St. Louis, Missouri.  During 2008, our capital expenditures included land and fees for the construction of a new real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  We are currently negotiating our involvement as a joint venture partner in the entity that will develop the relevant properties.

We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate.  We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.  We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3.  Legal Proceedings

On January 8, 2009, we filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against AMERIGROUP New Jersey, or AGPNJ, and a tortuous interference with contract claim against AMERIGROUP Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of University Health Plan’s or, UHP’s, business.  In December 2008, AGPNJ sent us a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  We are contesting whether a material adverse effect occurred and correspondingly the propriety and validity of the purported termination, and are seeking to obtain specific performance of the contract and damages.

We routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of any of these matters individually, or in the aggregate, to have a material effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003.

	2008 Stock Price		2007 Stock Price
	High	Low	High	Low
First Quarter	$28.49	$13.58	$26.66	$20.68
Second Quarter	21.70	13.10	24.28	19.35
Third Quarter	24.67	16.40	23.79	17.65
Fourth Quarter	21.61	15.23	27.73	21.26

As of February 6, 2009, there were 49 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In October 2008, our board of directors extended the previously adopted November 2005 stock repurchase program, authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  The repurchase program expires October 31, 2009, but we reserve the right to suspend or discontinue the program at any time.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.  During the year ended December 31, 2008, we repurchased 1,218,858 shares at an average price of $19.29 and an aggregate cost of $23.5 million.  During the quarter ended December 31, 2008, with the exception of the 11,346 shares footnoted below, we did not repurchase any shares other than through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2008
Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	264,307	[1]	$18.94	264,008	1,934,481
November 1 – November 30, 2008	2,597	[2]	17.12	—	1,934,481
December 1 – December 31, 2008	8,450	[2]	16.07	—	1,934,481
TOTAL	275,354		$18.83	264,008	1,934,481

________________
1 299 shares acquired in October 2008 represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.
2 Shares acquired in November and December 2008 represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

Stock Performance Graphs

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2003 to December 31, 2008 with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index over the same period.  The graph assumes an investment of $100 on December 31, 2003 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index and assumes the reinvestment of any dividends.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Centene Corporation	$100.00	$202.36	$187.65	$175.37	$195.86	$140.69
New York Stock Exchange Composite Index	$100.00	$112.16	$119.96	$141.38	$150.69	$89.06
MS Health Care Payor Index	$100.00	$146.27	$200.56	$213.90	$248.53	$112.32

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.  The assets, liabilities and results of operations of FirstGuard and University Health Plans have been classified as discontinued operations for all periods presented.  The data for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 are derived from consolidated financial statements included elsewhere in this filing.  The data for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 are derived from consolidated financial statements not included in this filing.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share data)
Consolidated Statements of Operations:
Revenues:
Premium	$3,199,360	$2,611,953	$1,707,439	$1,095,308	$851,794
Premium tax	90,202	76,567	35,848	6,079	4,911
Service	74,953	80,508	79,159	13,456	8,532
Total revenues	3,364,515	2,769,028	1,822,446	1,114,843	865,237
Expenses:
Medical costs	2,640,335	2,190,898	1,436,371	897,077	692,348
Cost of services	56,920	61,348	60,287	5,608	7,771
General and administrative expenses	444,733	384,970	267,712	162,432	111,924
Premium tax expense	90,966	76,567	35,848	6,079	4,911
Total operating expenses	3,232,954	2,713,783	1,800,218	1,071,196	816,954
Earnings from operations	131,561	55,245	22,228	43,647	48,283
Other income (expense):
Investment and other income	21,728	24,452	15,511	8,417	6,066
Interest expense	(16,673)	(15,626)	(10,574)	(3,985)	(680)
Earnings from continuing operations before income taxes	136,616	64,071	27,165	48,079	53,669
Income tax expense	52,435	23,031	9,565	17,242	19,835
Net earnings from continuing operations	84,181	41,040	17,600	30,837	33,834
Discontinued operations, net of income tax (benefit) expense of $(281), $(31,563), $12,412, $12,982, and $6,140, respectively	(684)	32,362	(61,229)	24,795	10,478
Net earnings (loss)	$83,497	$73,402	$(43,629)	$55,632	$44,312

Net earnings (loss) per common share:
Basic:
Continuing operations	$1.95	$0.95	$0.41	$0.73	$0.83
Discontinued operations	(0.02)	0.74	(1.42)	0.58	0.26
Basic earnings (loss) per common share	$1.93	$1.69	$(1.01)	$1.31	$1.09
Diluted:
Continuing operations	$1.90	$0.92	$0.39	$0.69	$0.78
Discontinued operations	(0.02)	0.72	(1.37)	0.55	0.24
Diluted earnings (loss) per common share	$1.88	$1.64	$(0.98)	$1.24	$1.02

Weighted average number of common shares outstanding:
Basic	43,275,187	43,539,950	43,160,860	42,312,522	40,820,909
Diluted	44,398,955	44,823,082	44,613,622	45,027,633	43,616,445

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$370,999	$267,305	$237,514	$112,269	$55,850
Investments and restricted deposits	451,058	369,545	174,431	163,489	186,777
Total assets	1,451,152	1,121,824	894,980	668,030	527,934
Medical claims liability	373,037	313,364	232,496	123,102	121,790
Long-term debt	264,637	206,406	174,646	92,448	46,973
Total stockholders’ equity	501,272	415,047	326,423	352,048	271,312

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.  The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Item 1A.  “Risk Factors” of this Form 10-K.

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or ABD. Our Specialty Services segment provides specialty services, including behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, nurse triage, and pharmacy benefits management, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.   Our Specialty Services segment also provides a full range of healthcare solutions for the rising number of uninsured Americans.

During 2008, we announced our intention to sell certain assets of University Health Plans, Inc, or UHP, our New Jersey health plan.  In addition, our Medicaid contract in Kansas terminated effective December 31, 2006, and we sold the operating assets of FirstGuard Health Plan, Inc., our Missouri health plan, effective February 1, 2007.  Unless specifically noted, the discussions below are in the context of continuing operations, and therefore, exclude our New Jersey health plan, UHP, as well as our Kansas and Missouri health plans, collectively referred to as FirstGuard.  The results of operations for UHP and FirstGuard are classified as discontinued operations for all periods presented.

Our financial performance for 2008 is summarized as follows:

—	Year-end Medicaid Managed Care membership of 1,184,800.
—	Revenues of $3.4 billion.
—	Health Benefits Ratio, or HBR, of 82.5%.
—	General and Administrative, or G&A, expense ratio of 13.6%.
—	Diluted net earnings per share of $1.90.
—	Total operating cash flows of $222.0 million.

The following new contracts and acquisitions contributed to our growth over the last two years:

—	In October 2008, we began operating under our contract in Arizona to provide Acute Care services in Yavapai county, with 14,900 members at December 31, 2008.
—	Effective July 1, 2008, we completed the previously announced acquisition of Celtic, a health insurance carrier focused on the individual health insurance market.
—	In April 2008, we began operating under our new contract in Texas to provide statewide managed care services to participants in the Texas Foster Care program, with 33,100 members at December 31, 2008.
—
In 2007, we acquired PhyTrust of South Carolina, LLC, as well as Physician’s Choice, LLC, both of which managed care on a non-risk basis for Medicaid members in South Carolina.  We became licensed in 2007 to provide risk-based managed care in the State and participated in the transition of the State’s conversion to at-risk managed care.  We served 31,300 at-risk members in South Carolina at December 31, 2008.

—	In July 2007, we acquired a 49% ownership interest in Access Health Solutions, LLC, or Access, which provides managed care for Medicaid recipients in Florida, with 97,100 members at December 31, 2008.
—	In February 2007, we began managing care for ABD recipients in the San Antonio and Corpus Christi markets of Texas with 34,600 members at December 31, 2008.
—	In 2007, we began managing care for ABD members in Ohio, with 13,900 members at December 31, 2008.

We have opportunities to continue our growth through the following:

—	In November 2008, we announced the planned acquisition of certain assets of AMERIGROUP Community Care of South Carolina. We expect this acquisition to close during the first quarter of 2009.
—	In February 2009, we began converting membership in Florida from Access, on a non-risk basis to our new subsidiary, Sunshine State Health Plan on an at-risk basis.

RESULTS OF CONTINUING OPERATIONS AND KEY METRICS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2008, 2007 and 2006, as prepared in accordance with generally accepted accounting principles in the United States, or GAAP.

Summarized comparative financial data for 2008, 2007 and 2006 are as follows ($ in millions):

	2008	2007	2006	% Change 2007-2008		% Change 2006-2007
Premium	$3,199.3	$2,611.9	$1,707.4	22.5%		53.0%
Premium tax	90.2	76.6	35.8	17.8%		113.6%
Service	75.0	80.5	79.2	(6.9	) %	1.7%
Total revenues	3,364.5	2,769.0	1,822.4	21.5%		51.9%
Medical costs	2,640.3	2,190.9	1,436.4	20.5%		52.5%
Cost of services	56.9	61.3	60.3	(7.2)%		1.8%
General and administrative expenses	444.7	385.0	267.7	15.5%		43.8%
Premium tax expense	91.0	76.6	35.8	18.8%		113.6%
Earnings from operations	131.6	55.2	22.2	138.1%		148.5%
Investment and other income, net	5.0	8.8	5.0	(42.7)%		78.8%
Earnings before income taxes	136.6	64.0	27.2	113.2%		135.9%
Income tax expense	52.4	23.0	9.6	127.7%		140.8%
Net earnings from continuing operations	84.2	41.0	17.6	105.1%		132.2%
Discontinued operations, net of income tax (benefit) expense of $(0.3), $(31.6) and $12.4 respectively	(0.7)	32.4	(61.2)	(102.1)%		(152.9)%
Net earnings (loss)	$83.5	$73.4	$(43.6)	13.8%		(268.2)%

Diluted earnings (loss) per common share:
Continuing operations	$1.90	$0.92	$0.39	106.5%		135.9%
Discontinued operations	(0.02)	0.72	(1.37)	(102.8)%		(152.6)%
Total diluted earnings (loss) per common share	$1.88	$1.64	$(0.98)	14.6%		(267.3)%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans.  We receive a fixed premium per member per month pursuant to our state contracts.  We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members.  In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership.  Generally, the risk score is determined by the State analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership.  Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  Some contracts allow for additional premium associated with certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

Our Specialty Services segment generates revenues under contracts with state programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of services.

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

Our total revenue increased in the year ended December 31, 2008 over the previous year primarily through 1) membership growth in the Medicaid Managed Care segment, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From December 31, 2006 to December 31, 2008, we increased our Medicaid Managed Care membership by 11.3%.  The following table sets forth our membership by state in our Medicaid Managed Care segment:

	December 31,
	2008	2007	2006
Georgia	288,300	287,900	308,800
Indiana	175,300	154,600	183,100
Ohio	133,400	128,700	109,200
South Carolina	31,300	31,800	—
Texas	431,700	354,400	298,500
Wisconsin	124,800	131,900	164,800
Total	1,184,800	1,089,300	1,064,400

The following table sets forth our membership by line of business in our Medicaid Managed Care segment:

	December 31,
	2008	2007	2006
Medicaid	862,500	807,600	843,700
SCHIP/Foster Care	257,300	214,600	205,800
ABD/Medicare	65,000	67,100	14,900
Total	1,184,800	1,089,300	1,064,400

From December 31, 2007 to December 31, 2008 our membership increased as a result of growth in Indiana and Texas.  In Texas, we increased our membership through organic growth of SCHIP, especially in the Exclusive Provider Organization, or EPO, market.  In addition, we increased Texas membership through our new Foster Care program, with 33,100 members at December 31, 2008.  We increased our membership in Indiana through temporary eligibility determinations and network expansions.  Our membership decreased in Wisconsin due to the termination of certain provider contracts.  In South Carolina, we continue to add at-risk membership as additional counties convert, with 31,300 at-risk members at December 31, 2008.  Substantially all of the prior year membership in South Carolina was on a non-risk basis.  In Florida, Access served 97,100 members on a non-risk basis at December 31, 2008.

From December 31, 2006 to December 31, 2007, our membership increased primarily as a result of increases in Ohio, South Carolina and Texas.  We increased our Medicaid membership in Ohio by adding members under our new contract in the Northwest region. We also increased our membership in Ohio with the commencement of our new contract to serve Aged, Blind or Disabled members.  Our membership in South Carolina was primarily on a non-risk basis; we began conversion to at-risk in December 2007, with 100 at-risk members at December 31, 2007.  In Texas, we increased our membership through new Medicaid, SCHIP and ABD contracts in the Corpus Christi, San Antonio, Austin, and Lubbock markets. Our membership decreased in Wisconsin because of more stringent state eligibility requirements for the Medicaid and SCHIP programs, eligibility administration issues and the termination of certain physician contracts associated with a high cost hospital system. Our membership decreased in Indiana primarily due to adjustments made to our provider network made in connection with our new state-wide contract as well as the termination of certain non-exclusive physician contracts.  In Florida, Access served 90,600 members on a non-risk basis at December 31, 2007.

The total revenue associated with University Health Plans included in results from discontinued operations was $150.6 million, $150.3 million, and $139.5 million in 2008, 2007 and 2006, respectively.  Our University Health Plan membership was 55,200, 57,300 and 58,900 at December 31, 2008, 2007 and 2006, respectively.  The total revenue associated with FirstGuard included in results from discontinued operations was $0, $6.7 million, and $317.0 million in 2008, 2007 and 2006, respectively.  Our FirstGuard membership was 138,900 at December 31, 2006.

2.	Premium rate increases

In 2008, we received premium rate increases in some markets which yield a 2.7% composite increase across all of our markets.  In 2007, we received premium rate increases in some markets which yield a 2.6% composite increase across all of our markets.

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

For the year ended December 31, 2008, Specialty Services segment revenue from external customers was $344.3 million compared to $245.4 million for the same prior year period.  The increase is primarily attributable to the acquisition of Celtic as well as increasing membership for both our behavioral health company, Cenpatico, and Bridgeway.

The following table sets forth our membership by line of business in our Specialty Services segment:

	December 31,
	2008	2007	2006
Cenpatico Behavioral Health:
Kansas	41,100	39,000	36,600
Arizona	105,000	99,900	94,500
Bridgeway:
Long-term Care	2,100	1,600	900
Acute Care	14,900	—	—

Operating Expenses

Medical Costs

Our medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty services claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. We use our judgment to determine the assumptions to be used in the calculation of the required IBNR estimate.  The assumptions we consider include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims.

Our development of the IBNR estimate is a continuous process which we monitor and refine on a monthly basis as claims receipts and payment information becomes available.  As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expense in the period in which the changes are identified.

Additionally, we contract with independent actuaries to review our estimates on a quarterly basis.  The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability.  We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management’s judgment to determine the assumptions to be used in the calculation of our liability for medical costs.

While we believe our IBNR estimate is appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  Accordingly, we can not assure you that healthcare claim costs will not materially differ from our estimates.

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

	Year Ended December 31,
	2008	2007	2006
Medicaid and SCHIP	80.6%	82.8%	84.0%
ABD and Medicare	91.1	91.4	88.8
Specialty Services	83.8	78.4	83.9
Total	82.5	83.9	84.1

Our consolidated HBR for the year ended December 31, 2008 was 82.5%, a decrease of 1.4% over 2007.  The decrease for the year ended December 31, 2008 over 2007 is due to the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 in 2008.  Our consolidated HBR for the year ended December 31, 2007 was 83.9%, a decrease of 0.2% over 2006.  The decrease is primarily attributable to increased premium yield combined with a moderating medical cost trend particularly with a decrease in pharmacy costs, offset by the new ABD business in Ohio and the transition of these new members into a managed care environment.

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

General and Administrative Expenses

Our general and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A increased in both the years ended December 31, 2008 and December 31, 2007 primarily due to expenses for additional facilities and staff to support our growth.  G&A also increased in 2008 as a result of the acquisition of Celtic.  G&A in 2007 also included charges totaling $12.4 million for fixed asset impairment, severance for an organizational realignment, and a contribution to our charitable foundation with a portion of the proceeds from the sale of FirstGuard Missouri.  The fixed asset impairment resulted from abandoning a previously planned headquarters development in Clayton, Missouri.

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenues and Service revenues, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the years ended December 31, 2008, 2007 and 2006 were 13.6%, 14.3% and 15.0%, respectively.  The decrease in the ratio in 2008 primarily reflects the overall leveraging of our expenses over higher revenues, partially offset by the effect of the acquisition of Celtic and of our start-up costs in Florida and for our Texas Foster Care product.  The decrease in the ratio in 2007 primarily reflects the overall leveraging of our expenses over higher revenues offset by the effect of our start-up costs in South Carolina and for our Texas Foster Care product, and the $12.4 million charge discussed above.

Other Income (Expense)

The following table summarizes the components of investment and other income, net:

	Year Ended December 31,
	2008	2007	2006
Investment income	$15.3	$23.9	$15.5
Earnings from equity method investee	6.4	0.5	—
Interest expense	(16.7)	(15.6)	(10.5)
Investment and other income, net	$5.0	$8.8	$5.0

Other income (expense) consists principally of investment income from our cash and investments, our equity in earnings of investments, and interest expense on our debt. Investment income decreased $8.6 million in 2008, over the comparable periods in 2007.  The decrease in 2008 was due to a loss on investments of $4.5 million recorded in the third quarter of 2008 and an overall decline in market interest rates.  The loss was primarily related to investments in the Reserve Primary money market fund whose Net Asset Value fell below $1.00 per share.  The loss represents less than 1% of Centene’s cash and investment portfolio as of December 31, 2008.  We expect to recover 95% of our Reserve Primary Fund investments.  Money market funds are generally recorded in Cash and cash equivalents in our balance sheet, however, our investment in the Reserve Primary money market fund is recorded in Short-term investments due to the restrictions placed on redemptions imposed by the fund.  As of December 31, 2008 we had recovered most of the investment in the Reserve Primary Fund.  These decreases were partially offset by an increase in earnings from our equity method investee, Access.  Investment income increased $8.4 million in 2007, over the comparable period in 2006.  The increase was primarily a result of larger investment balances.  Interest expense increased in 2007, over the comparable period in 2006 due to larger debt balances resulting from our senior notes issuance.

Income Tax Expense

Our effective tax rate in 2008 was 38.4% compared to 35.9% in 2007.  The increase in the current year was due to higher state taxes as a result of a change in the estimated benefit to be realized from New Jersey State net operating loss carryforwards.   Our 2007 effective tax rate was 35.9% compared to 35.2% for the corresponding period in 2006.  The decrease was primarily due to the effect of an increase in tax-exempt investment income and lower state taxes.

Discontinued Operations

In November 2008, we announced our intention to sell certain assets of University Health Plans, Inc, or UHP, our New Jersey health plan.  Accordingly, the results of operations for UHP are reported as discontinued operations for all periods presented.  UHP was previously reported in the Medicaid Managed Care segment.  In November 2008, we announced a definitive agreement to sell certain assets of our New Jersey health plan to AMERIGROUP New Jersey, or AGPNJ.  In December 2008, AGPNJ sent us a termination notice.  We have filed a complaint seeking specific performance of the contract and damages.  Additional information regarding this matter is included in “Item 3. Legal Proceedings” included elsewhere in this Annual Report on Form 10-K.

In August 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, our wholly owned subsidiary, received notification from the Kansas Health Policy Authority that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed.   In 2006, we also evaluated our strategic alternatives for our FirstGuard Missouri health plan and decided to divest the business.  The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007.  Accordingly, the results of operations for FirstGuard Kansas and FirstGuard Missouri are reported as discontinued operations for all periods presented.   FirstGuard Kansas and FirstGuard Missouri were previously reported in the Medicaid Managed Care segment.  Additionally, the assets and liabilities of the discontinued businesses are segregated in the consolidated balance sheet.

Net earnings (losses) from discontinued operations were a net loss of $0.7 million in 2008 compared to earnings of $32.4 million in 2007 and a net loss of $61.2 million in 2006.  The 2008 results include a one-time charge of $3.7 million primarily for asset impairments and employee severance related to the sale of the New Jersey health plan.  At December 31, 2008, the remaining liability for these charges was $1.1 million.  In 2007, we abandoned the stock of our FirstGuard health plans resulting in tax benefits of $32.6 million, net of the associated asset write-offs.  The 2007 results also included a gain on the sale of FirstGuard Missouri of $7.5 million, as well as operational and exit costs associated with FirstGuard.  The 2006 results included a FirstGuard goodwill impairment charge of $81.1 million, a FirstGuard intangible asset impairment charge of $6.0 million, as well as operational and exit costs associated with FirstGuard.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2008, 2007 and 2006, that we use throughout our discussion of liquidity and capital resources (in millions).

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$222.0	$202.2	$195.0
Net cash used in investing activities	(153.9)	(225.5)	(150.2)
Net cash provided by financing activities	42.4	20.8	78.9
Net increase (decrease) in cash and cash equivalents	$110.5	$(2.5)	$123.7

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $222.0 million in 2008, $202.2 million in 2007 and $195.0 million in 2006.  Cash flow from operations in 2008 reflected an increase in our Medical claims liability as a result of new business in Texas, South Carolina and Arizona.  Cash flow from operations also increased by a change in our cash management procedure whereby negative book cash balances resulting from checks issued but not yet presented to our bank for payment are now included in Accounts payable and accrued expenses.  These factors were partially offset by a decrease in unearned revenue resulting from a timing difference with the receipt of our December revenue for our Ohio health plan.  The Medical claims liability increased in 2007 reflecting new business in Ohio and Texas, offset by the payment in 2007 of FirstGuard claims incurred in 2006.

Our investing activities used cash of $153.9 million in 2008, $225.5 million in 2007 and $150.2 million in 2006.  Cash flows from investing activities in 2008 included the purchase price of Celtic which we acquired on July 1, 2008, capital expenditures and our investment in the Reserve Primary fund previously discussed.  At December 31, 2008, our investment in the Reserve Fund totaled $13.0 million  and was included in Short-term investments.  Our investing activities in 2007 consisted primarily of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of December 31, 2008, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.4 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity and other observable inputs.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $65.2 million, $53.9 million and $50.3 million in 2008, 2007 and 2006, respectively, on capital assets consisting primarily of software and hardware upgrades, and furniture, equipment and leasehold improvements associated with office and market expansions.  The expenditures in 2008 included $32.0 million for computer hardware and software.  We anticipate spending approximately $30 million on capital expenditures in 2009, primarily associated with system enhancements and market expansions.

In 2008, our capital expenditures included $27.0 million for land and fees associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  We are currently negotiating our involvement as a joint venture partner in an entity that will develop the properties.  If the Company is unable to complete the development or if the Company delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows.  Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

Our financing activities provided cash of $42.4 million in 2008, $20.8 million in 2007 and $78.9 million in 2006.  During 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes as discussed below.

At December 31, 2008, we had working capital, defined as current assets less current liabilities, of $25.4 million, as compared to $(40.5) million at December 31, 2007.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative at December 31, 2007 due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

Cash, cash equivalents and short-term investments were $480.4 million at December 31, 2008 and $313.4 million at December 31, 2007.  Long-term investments were $341.7 million at December 31, 2008 and $323.5 million at December 31, 2007, including restricted deposits of $9.3 million and $6.4 million, respectively.  At December 31, 2008, cash and investments held by our unregulated entities totaled $24.1 million while cash and investments held by our regulated entities totaled $798.0 million.  Additionally, we held regulated cash and investments of $30.1 million from discontinued operations.  Upon completion of the sale of assets of UHP and the subsequent payment of medical claims liabilites and other liabilities at the closing date, the remaining regulated cash of UHP will be transferred to our unregulated cash.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of December 31, 2008, we had $63.0 million in borrowings outstanding under the agreement and $24.1 million in letters of credit outstanding, leaving availability of $212.9 million.  As of December 31, 2008, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of December 31, 2008, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2008, the repurchase program was extended through October 31, 2009, but we reserve the right to suspend or discontinue the program at any time.  During the year ended December 31, 2008, we repurchased 1,218,858 shares at an average price of $19.29.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

On July 1, 2008 we completed the acquisition of Celtic for a purchase price of approximately $82.0 million, net of unregulated cash acquired.  Concurrent with the acquisition, we received regulatory approval to pay a dividend from Celtic to Centene in an amount of $31.4 million, while still maintaining a capital structure we believe to be conservative. As a result of the dividend, the net effect on our unregulated cash was approximately $50 million.  During the year ended December 31, 2008, we received additional dividends of $17.0 million from other regulated subsidiaries.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our planned acquisition of AMERIGROUP Community Care of South Carolina, our general operations and capital expenditures for at least 12 months from the date of this filing.

.
Our contractual obligations at December 31, 2008 consisted of medical claims liability, debt, operating leases, purchase obligations, interest on long-term debt, unrecognized tax benefits and other long-term liabilities.  Our debt consists of borrowings from our credit facilities, mortgages and capital leases.  The purchase obligations consist primarily of software purchase and maintenance contracts.  The contractual obligations and estimated period of payment over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$373,037	$373,037	$—	$—	$—
Debt [1]	264,892	255	83,861	534	180,242
Operating lease obligations	121,795	20,490	32,563	20,248	48,494
Purchase obligations	38,474	19,426	13,878	3,546	1,624
Interest on long-term debt [2]	69,781	12,687	25,375	25,375	6,344
Unrecognized tax benefits [3]	4,054	—	3,982	72	—
Other long-term liabilities [4]	39,337	—	10,884	8,594	19,859
Total	$911,370	$425,895	$170,543	$58,369	$256,563
________________________________
1 Includes debt related to capital lease obligations.
2 Interest on $175,000 Senior Notes.
3 Unrecognized tax benefits relate to the provision for FASB Interpretation No. 48.
4 Includes $15,949 separate account liabilities from third party reinsurance that will not be settled in cash.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2008, our subsidiaries, including UHP, had aggregate statutory capital and surplus of $391.4 million, compared with the required minimum aggregate statutory capital and surplus requirements of $241.5 million and we estimate our Risk Based Capital, or RBC, percentage to be 340% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2008, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board, or FASB, issued FASB Statement No.141 (revised 2007), Business Combinations.  The purpose of issuing the statement was to replace current guidance in FASB Statement No.141, Business Combinations, to better represent the economic value of a business combination transaction. The changes to be effected with FASB Statement  No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and and measured at their fair value; all other contingencies will be part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. FASB Statement No. 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB Statement No. 160 will be effective January 1, 2009.  The adoption of FASB Statement No. 160 will not have a material impact on our financial statements and disclosures.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP.  In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements.  On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.  We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere herein.  Our accounting policies regarding medical claims liability and intangible assets are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management.  As a result, they are subject to an inherent degree of uncertainty.  We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Medical claims liability

Our medical claims liability includes claims reported but not yet paid, or inventory, estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims at the end of each period.  We estimate our medical claims liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice.  These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

Actuarial Standards of Practice generally require that the medical claims liability estimates be adequate to cover obligations under moderately adverse conditions.  Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate.  In many situations, the claims amounts ultimately settled will be different than the estimate that satisfies the Actuarial Standards of Practice.  We include in our IBNR an estimate for medical claims liability under moderately adverse conditions which represents the risk of adverse deviation of the estimates in our actuarial method of reserving.

We use our judgment to determine the assumptions to be used in the calculation of the required estimates.  The assumptions we consider when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims.

       We apply various estimation methods depending on the claim type and the period for which claims are being estimated.  For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors.  Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors.  For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates.  The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been received or adjudicated as of the reporting period to the estimate of the total ultimate incurred costs.  When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  See “Risk Factors – Failure to accurately predict our medical expenses could negatively affect our financial position, results of operations or cash flows.”  These approaches are consistently applied to each period presented.

Additionally, we contract with independent actuaries to review our estimates on a quarterly basis.  The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability.  We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management’s judgment to determine the assumptions to be used in the calculation of our liability for claims.

Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available.  As more complete claim information becomes available, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the changes are identified.  In every reporting period, our operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods.  We consistently apply our reserving methodology from period to period.  As additional information becomes known to us, we adjust our actuarial model accordingly to establish medical claims liability estimates.

The completion factor, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2008 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(3)%	$68,400	(3)%	$(17,700)
(2)	45,100	(2)	(11,900)
(1)	22,400	(1)	(5,900)
1	(21,900)	1	5,900
2	(43,300)	2	12,000
3	(64,300)	3	18,100

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $2.3 million for the year ended December 31, 2008.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources, as appropriate.

The change in medical claims liability is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, January 1	$313,364	$232,496	$123,102
Acquisitions	15,398	—	1,788
Incurred related to:
Current year	2,659,036	2,212,901	1,450,116
Prior years	(18,701)	(22,003)	(13,745)
Total incurred	2,640,335	2,190,898	1,436,371
Paid related to:
Current year	2,303,473	1,902,610	1,220,872
Prior years	292,587	207,420	107,893
Total paid	2,596,060	2,110,030	1,328,765
Balance, December 31	$373,037	$313,364	$232,496

Claims inventory, December 31	269,300	323,200	389,100

Days in claims payable [1]	48.5	48.3	46.0
________________________
1 Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

The acquisition in 2008 includes reserves acquired in connection with our acquisition of Celtic.  The acquisition in 2006 includes reserves acquired in connection with our acquisition of OptiCare.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2008 will be known by the end of 2009.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions.  Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim.  Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us.  Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member’s acuity.  In these cases, determining whether the medical management initiative changed the behavior cannot be determined.  Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following medical management initiatives may have contributed to the favorable development through lower medical utilization and cost trends:

•	Appropriate leveling of care for neonatal intensive care unit (NICU) hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual criteria.
•	Tightening of our pre-authorization list and more stringent review of durable medical equipment (DME) and injectibles.
•
Emergency department (ED) program designed to collaboratively work with hospitals to steer non-emergency care away from the costly ED setting (through patient education, on-site alternative urgent care settings, etc.)

•
Increase emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected patients with the coordination of healthcare services in order to meet a patient's specific healthcare needs.

•	Incorporation of disease management which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma.

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets.  These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  At December 31, 2008, we had $163.4 million of goodwill and $17.6 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 10 years
Provider contracts	5 – 10 years
Customer relationships	5 – 15 years
Trade names	20 years

Our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets.  If the events or circumstances indicate that the remaining balance of the intangible asset or goodwill may be impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset or goodwill and the fair value of such asset.  Our management must make assumptions and estimates, such as the discount factor, future utility and other internal and external factors, in determining the estimated fair values.  While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

Goodwill is reviewed every year during the fourth quarter for impairment.  In addition, an impairment analysis of intangible assets would be performed based on other factors.  These factors include significant changes in membership, state funding, medical contracts and provider networks and contracts.

In November 2008, as a result of our decision to divest the New Jersey health plan, we concluded it was necessary to conduct an impairment analysis of the identifiable intangible assts.  As a result of the analysis and expected selling price, we determined that the identifiable intangible assets were not impaired.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2008, we had short-term investments of $109.4 million and long-term investments of $341.7 million, including restricted deposits of $9.3 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2008, the fair value of our fixed income investments would decrease by approximately $6.2 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

While the inflation rate in 2008 for medical care costs was slightly less than that for all items, historically inflation for medical care costs has generally exceeded that for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

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

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2009 expressed an unqualified opinion on the effectiveness of the operation of internal control over financial reporting.

(signed) KPMG LLP

St. Louis, Missouri
February 22, 2009

 CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$370,999	$267,305
Cash and cash equivalents of discontinued operations	8,100	1,279
Total cash and cash equivalents	379,099	268,584
Premium and related receivables, net of allowance for uncollectible accounts of $595 and $258, respectively	92,531	79,492
Short-term investments, at fair value (amortized cost $108,469 and $46,193, respectively)	109,393	46,074
Other current assets	75,333	39,382
Current assets of discontinued operations other than cash	9,987	12,807
Total current assets	666,343	446,339
Long-term investments, at fair value (amortized cost $329,330 and $314,681, respectively)	332,411	317,041
Restricted deposits, at fair value (amortized cost $9,124 and $6,383, respectively)	9,254	6,430
Property, software and equipment, net	175,858	135,883
Goodwill	163,380	138,862
Intangible assets, net	17,575	11,337
Other long-term assets	59,083	36,067
Long-term assets of discontinued operations	27,248	29,865
Total assets	$1,451,152	$1,121,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$373,037	$313,364
Accounts payable and accrued expenses	219,566	102,944
Unearned revenue	17,107	44,016
Current portion of long-term debt	255	971
Current liabilities of discontinued operations	31,013	25,505
Total current liabilities	640,978	486,800
Long-term debt	264,637	206,406
Other long-term liabilities	43,539	13,300
Long-term liabilities of discontinued operations	726	271
Total liabilities	949,880	706,777

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 42,987,764 and 43,667,837 shares, respectively	43	44
Additional paid-in capital	222,841	221,693
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	3,152	1,571
Retained earnings	275,236	191,739
Total stockholders’ equity	501,272	415,047
Total liabilities and stockholders’ equity	$1,451,152	$1,121,824

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Premium	$3,199,360	$2,611,953	$1,707,439
Premium tax	90,202	76,567	35,848
Service	74,953	80,508	79,159
Total revenues	3,364,515	2,769,028	1,822,446
Expenses:
Medical costs	2,640,335	2,190,898	1,436,371
Cost of services	56,920	61,348	60,287
General and administrative expenses	444,733	384,970	267,712
Premium tax	90,966	76,567	35,848
Total operating expenses	3,232,954	2,713,783	1,800,218
Earnings from operations	131,561	55,245	22,228
Other income (expense):
Investment and other income	21,728	24,452	15,511
Interest expense	(16,673)	(15,626)	(10,574)
Earnings from continuing operations before income tax expense	136,616	64,071	27,165
Income tax expense	52,435	23,031	9,565
Net earnings from continuing operations	84,181	41,040	17,600
Discontinued operations, net of income tax (benefit) expense of $(281), $(31,563), and $12,412	(684)	32,362	(61,229)
Net earnings (loss)	$83,497	$73,402	$(43,629)

Net earnings (loss) per share:
Basic:
Continuing operations	$1.95	$0.95	$0.41
Discontinued operations	(0.02)	0.74	(1.42)
Basic earnings (loss) per common share	$1.93	$1.69	$(1.01)
Diluted:
Continuing operations	$1.90	$0.92	$0.39
Discontinued operations	(0.02)	0.72	(1.37)
Diluted earnings (loss) per common share	$1.88	$1.64	$(0.98)

Weighted average number of shares outstanding:
Basic	43,275,187	43,539,950	43,160,860
Diluted	44,398,955	44,823,082	44,613,622

The accompanying notes to the consolidated financial statements are an integral part of these statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2005	42,988,230	$43	$191,840	$(1,754)	$161,919	$352,048
Net loss	—	—	—	—	(43,629)	(43,629)
Change in unrealized investment losses, net of $306 tax	—	—	—	503	—	503
Comprehensive loss						(43,126)
Common stock issued for stock options and employee stock purchase plan	783,823	1	7,497	—	—	7,498
Common stock repurchases	(402,135)	—	(7,944)	—	—	(7,944)
Stock compensation expense	—	—	14,904	—	—	14,904
Excess tax benefits from stock compensation	—	—	3,043	—	—	3,043
Balance, December 31, 2006	43,369,918	$44	$209,340	$(1,251)	$118,290	$326,423
Net earnings	—	—	—	—	73,402	73,402
Change in unrealized investment losses, net of $1,625 tax	—	—	—	2,822	—	2,822
Comprehensive earnings						76,224
Common stock issued for stock options and employee stock purchase plan	765,076	—	6,113	—	—	6,113
Common stock repurchases	(467,157)	—	(9,541)	—	—	(9,541)
Stock compensation expense	—	—	15,781	—	—	15,781
Adjustment for adoption of FASB Interpretation No. 48	—	—	—	—	47	47
Balance, December 31, 2007	43,667,837	$44	$221,693	$1,571	$191,739	$415,047
Net earnings	—	—	—	—	83,497	83,497
Change in unrealized investment gains, net of $882 tax	—	—	—	1,581	—	1,581
Comprehensive earnings						85,078
Common stock issued for stock options and employee stock purchase plan	538,785	—	6,229	—	—	6,229
Common stock repurchases	(1,218,858)	(1)	(23,509)	—	—	(23,510)
Stock compensation expense	—	—	15,328	—	—	15,328
Excess tax benefits from stock compensation	—	—	3,100	—	—	3,100
Balance, December 31, 2008	42,987,764	$43	$222,841	$3,152	$275,236	$501,272

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$83,497	$73,402	$(43,629)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities—
Depreciation and amortization	35,414	27,807	20,600
Stock compensation expense	15,328	15,781	14,904
Loss on sale of investments, net	4,988	106	59
Gain on sale of FirstGuard Missouri	—	(7,472)	—
Impairment loss	2,546	7,207	88,268
Deferred income taxes	1,286	(10,223)	(6,692)
Changes in assets and liabilities—
Premium and related receivables	(1,548)	1,663	(39,765)
Other current assets	(4,244)	(6,253)	5,352
Other assets	(2,700)	(348)	91
Medical claims liability	46,337	56,287	108,003
Unearned revenue	(36,447)	10,085	20,035
Accounts payable and accrued expenses	75,112	31,234	28,136
Other operating activities	2,409	2,964	(330)
Net cash provided by operating activities	221,978	202,240	195,032
Cash flows from investing activities:
Capital expenditures	(65,156)	(53,937)	(50,318)
Purchase of investments	(549,652)	(606,366)	(319,322)
Sales and maturities of investments	546,264	456,738	286,155
Proceeds from asset sales	—	14,102	—
Investments in acquisitions, net of cash acquired and investment in equity method investee	(85,377)	(36,001)	(66,772)
Net cash used in investing activities	(153,921)	(225,464)	(150,257)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,354	5,464	6,953
Proceeds from borrowings	236,005	212,000	94,359
Payment of long-term debt and notes payable	(178,491)	(181,981)	(17,355)
Excess tax benefits from stock compensation	3,100	—	3,043
Common stock repurchases	(23,510)	(9,541)	(7,833)
Debt issue costs	—	(5,181)	(253)
Net cash provided by financing activities	42,458	20,761	78,914
Net increase (decrease) in cash and cash equivalents	110,515	(2,463)	123,689
Cash and cash equivalents, beginning of period	268,584	271,047	147,358
Cash and cash equivalents, end of period	$379,099	$268,584	$271,047

Supplemental disclosures of cash flow information:
Interest paid	$15,312	$11,945	$10,680
Income taxes paid	$36,801	$7,348	$16,418

Supplemental disclosure of non-cash investing and financing activities:
Property acquired under capital lease obligation	$—	$1,736	$366

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or SCHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled program, or ABD.  The Company’s Specialty Services segment provides specialty services, including behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, nurse triage, and pharmacy benefits management, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries.  The Company’s Specialty Services segment also provides a full range of healthcare solutions for the rising number of uninsured Americans.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and entities in which the Company has a controlling financial interest.  All material intercompany balances and transactions have been eliminated.  As discussed below in Note 3, Discontinued Operations: University Health Plan and FirstGuard Health Plans, the assets, liabilities and results of operations of FirstGuard Kansas, FirstGuard Missouri and University Health Plans are classified as discontinued operations for all periods presented.

The Company uses the equity method to account for its investment in entities that it does not control, but where it has the ability to exercise significant influence over operating and financial policies.  Consolidated net earnings include the share of the net earnings (losses) of those entities.  The difference between consolidation and the equity method impacts certain of the financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidation entities, compared to a two-line presentation of equity method investments and net earnings.

The Company uses the cost method to account for its investment in entities that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.  These investments are recorded at the lower of their cost or fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Future events and their effects cannot be predicted with certainty; accordingly, the accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.  The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents.  Cash equivalents consist of commercial paper, money market funds, repurchase agreements and bank certificates of deposit and savings accounts.

The Company maintains amounts on deposit with various financial institutions, which may at times exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits.

Investments

Short-term investments include securities with maturities between three months and one year.  Long-term investments include securities with maturities greater than one year.

Short-term and long-term investments are generally classified as available for sale and are carried at fair value.  Certain equity investments are recorded using the cost method.  Unrealized gains and losses on investments available for sale are excluded from earnings and reported as a separate component of stockholders’ equity, net of income tax effects.  Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method.  The Company monitors the difference between the cost and fair value of investments.  Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income.  To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold.  Realized gains and losses are recorded in investment and other income.

Restricted Deposits

Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  These investments are classified as long-term, regardless of the contractual maturity date, due to the nature of the states’ requirements.  The Company is required to annually adjust the amount of the deposit pledged to certain states.

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incur various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets.  Management obtains quoted market prices for these disclosures.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and related receivables, unearned revenue, accounts payable and accrued expenses, and certain other current liabilities approximate fair value because of their short-term nature.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

•
Short-term investments, long-term investments, and restricted deposits, available-for-sale, at fair value: The carrying amount is stated at fair value, based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of our floating rate debt approximates fair value because the interest rates adjust based on market rate adjustments.

Additional information regarding fair value measurements is included in Note 7, Fair Value Measurements.

Property, Software and Equipment

Property, software and equipment are stated at cost less accumulated depreciation.  Capitalized software includes certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development.  Depreciation is calculated principally by the straight-line method over estimated useful lives.  Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease.  Property, software and equipment are depreciated over the following periods:

Fixed Asset	Depreciation Period
Buildings	40 years
Computer hardware and software	2 – 7 years
Furniture and equipment	3 – 20 years
Leasehold improvements	1– 10 years

The carrying amounts of all long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted.  Such evaluation is based principally on the expected utilization of the long-lived assets.

The Company retains fully depreciated assets in property and accumulated depreciation accounts until it removes them from service.  In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of earnings from operations in the consolidated statements of operations.

The Company tests for impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value.  Such factors include, but are not limited to, significant changes in membership, state funding, medical contracts and provider networks and contracts.  If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required.  The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.  An impairment charge, if any, is recognized within earnings from operations.

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 10 years
Provider contracts	5 – 10 years
Customer relationships	5 – 15 years
Trade names	20 years

The Company tests goodwill for impairment using a fair value approach.  The Company is required to test for impairment at least annually, absent some triggering event that would require an impairment assessment.  Absent any impairment indicators, the Company performs its goodwill impairment testing during the fourth quarter of each year.

The Company recognizes an impairment charge for any amount by which the carrying amount of goodwill exceeds its implied fair value.  The Company presents a goodwill impairment charge as a separate line item within earnings from operations in the consolidated statements of operations, unless the goodwill impairment is associated with a discontinued operation.  In that case, the Company includes the goodwill impairment charge, on a net-of-tax basis, within the results of discontinued operations.

The Company uses discounted cash flows to establish the fair value as of the testing dates.  The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc.  Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.  When available and as appropriate, the Company uses comparative market multiples to corroborate discounted cash flow results.

Medical Claims Liability

Medical claims liability includes claims reported but not yet paid, or inventory, estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims at the end of each period.  The Company estimates its medical claims liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice.  These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

Actuarial Standards of Practice generally require that the medical claims liability estimates be adequate to cover obligations under moderately adverse conditions.  Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate.  In many situations, the claims amounts ultimately settled will be different than the estimate that satisfies the Actuarial Standards of Practice.   The Company includes in its IBNR an estimate for medical claims liability under moderately adverse conditions which represents the risk of adverse deviation of the estimates in its actuarial method of reserving.

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates.  The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims.

The Company’s development of the medical claims liability estimate is a continuous process which it monitors and refines on a monthly basis as additional claims receipts and payment information becomes available.  As more complete claim information becomes available, the Company adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the changes are identified.  In every reporting period, the operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods.  The Company consistently applies its reserving methodology from period to period.  As additional information becomes known, it adjusts the actuarial model accordingly to establish medical claims liability estimates.

 The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish medical costs.  The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs.

Revenue Recognition

The Company’s Medicaid Managed Care segment generates revenues primarily from premiums received from the states in which it operates health plans.  The Company receives a fixed premium per member per month pursuant to its state contracts.  The Company generally receives premium payments during the month it provides services and recognizes premium revenue during the period in which it is obligated to provide services to its members.  In some instances, the Company’s base premiums are subject to an adjustment, or risk score, based on the acuity of its membership.  Generally, the risks score is determined by the State analyzing encounter submissions of processed claims data to determine the acuity of the Company’s membership relative to the entire state’s Medicaid membership.  Some states enact premium taxes or similar assessments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

The Company’s Specialty Services segment generates revenues under contracts with state programs, individuals, healthcare organizations and other commercial organizations, as well as from the Company’s own subsidiaries.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of service.

Premium and services revenues collected in advance are recorded as unearned revenue.  For performance-based contracts the Company does not recognize revenue subject to refund until data is sufficient to measure performance.  Premiums and service revenues due to the Company are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management’s judgment on the collectibility of these accounts.  As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations.  Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below:

	2008	2007	2006
Allowances, beginning of year	$258	$155	$343
Amounts charged to expense	642	226	512
Write-offs of uncollectible receivables	(305)	(123)	(700)
Allowances, end of year	$595	$258	$155

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs.  The current contracts, which expire on various dates between March 31, 2009 and December 31, 2011, are expected to be renewed.  States whose aggregate annual contract value exceeded 10% of annual revenues and the respective percentage of the Company’s total revenues for the years ended December 31, are as follows:

2008		2007		2006
Georgia	23%	Georgia	25%	Georgia	19%
Ohio	16%	Indiana	12%	Indiana	19%
Texas	33%	Texas	26%	Texas	21%
		Wisconsin	11%	Wisconsin	20%
		Ohio	17%

Reinsurance

Centene's subsidiaries report reinsurance premiums as medical costs, while related reinsurance recoveries are reported as deductions from medical costs. The Company limits its risk of catastrophic losses by maintaining high deductible reinsurance coverage.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments.  Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments.  Interest expense relates to borrowings under the senior notes, credit facilities, interest on capital leases and credit facility fees.

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

Stock Based Compensation

The Company adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, or SFAS 123R, effective January 1, 2006, using the modified-prospective transition method.  Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption.  Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.  Prior year financial statements are not restated.  The fair value of the Company’s employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Excess tax benefits related to stock compensation are presented as a cash inflow from financing activities.

Additional information regarding the stock option plans is included in Note 15, Stock Incentive Plans.

Litigation Reserve

The Company accrues for loss contingencies associated with outstanding litigation, claims and assessments for which it has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated.  The Company expenses professional fees associated with litigation claims and assessments as incurred.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2008 presentation.  These reclassifications, primarily related to the reclassification of UHP to discontinued operations, have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No.141 (revised 2007), Business Combinations.  The purpose of issuing the statement was to replace current guidance in FASB Statement No.141, Business Combinations, to better represent the economic value of a business combination transaction. The changes to be effected with FASB Statement  No. 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and and measured at their fair value; all other contingencies will be part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. FASB Statement No. 141R will be effective for any business combinations that occur after January 1, 2009.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB Statement No. 160 will be effective January 1, 2009.  The adoption of FASB Statement No. 160 will not have a material impact on the Company’s financial statements and disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Discontinued Operations: University Health Plan and FirstGuard Health Plans

University Health Plan

In November 2008, the Company announced its intention to sell certain assets of its New Jersey health plan, University Health Plans, Inc, or UHP.  Accordingly, the results and operations of UHP are presented as discontinued operations for all periods presented.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008.  UHP was previously reported in the Medicaid Managed Care segment.  The Company expects the sale to be completed within 12 months.  Additional information regarding the sale of UHP is included in Note 18, Contingencies.

In 2008, as a result of the plan to sell certain assets of UHP, the Company conducted an impairment analysis of the assets of UHP.  The impairment analysis resulted in an impairment charge for fixed assets of $2,546.   During the year ended December 31, 2008, the Company incurred exit costs consisting primarily of lease termination fees and employee severance.  The change in exit cost liability for UHP is summarized as follows:

2008
Balance, January 1,	$—
Incurred	1,110
Paid	—
Balance, December 31,	$1,110

FirstGuard Health Plans

In 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed.  In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business.  The assets, liabilities and results of operations of FirstGuard Kansas and FirstGuard Missouri were classified as discontinued operations for all periods presented beginning in December 2007, as substantially all liabilities have been paid as of that date.  FirstGuard was previously reported in the Medicaid Managed Care segment.

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

The Company has incurred FirstGuard exit costs consisting primarily of lease termination fees and employee severance costs.  The Company also contributed $3,000 of the sale proceeds received in the second quarter of 2007 to its charitable foundation and recorded the contribution as General and Administrative expense. The change in exit cost liability for FirstGuard is summarized as follows:

	2008	2007	2006
Balance, January 1,	$125	$3,027	$—
Incurred	76	2,531	6,202
Paid	(201)	(5,433)	(3,175)
Balance, December 31,	$—	$125	$3,027

Financial Summary

Operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2008	2007	2006
Revenues	$150,638	$156,952	$456,574
Earnings (loss) before income taxes	$(965)	$799	$(48,817)
Net earnings (loss)	$(684)	$32,362	$(61,229)

Assets and liabilities of the discontinued operations are as follows:

	December 31,
	2008	2007
Current assets	$18,0878	$14,0866
Long term investments and restricted deposits	22,0088	20,8711
Goodwill	2,1688	2,1688
Other intangible assets, net	1,5522	1,8688
Other assets	1,5200	4,9588
Assets of discontinued operations	$45,3355	$43,9511

	December 31,
	2008	2007
Medical claims liability	$25,2900	$23,2288
Accounts payable and accrued expenses	5,7233	2,2777
Other liabilities	7266	2711
Liabilities of discontinued operations	$31,7399	$25,7766

4. Restructuring

In the fourth quarter of 2007, the Company abandoned its previously planned redevelopment project in Clayton, Missouri, related to a corporate office expansion.  As a result, the Company conducted an impairment analysis of the related real estate and capitalized construction costs and recorded an impairment charge of $7,207.  The impairment charges were recorded as General and Administrative expense under the Medicaid Managed Care segment.  At December 31, 2008, the remaining liability for these charges was $850.

Also in the fourth quarter of 2007, the Company completed an organizational realignment, resulting in the elimination of approximately 35 positions.  Accordingly, the Company recorded $2,185 in severance costs.  This expense was recorded as General and Administrative expense under the Medicaid Managed Care segment.  At December 31, 2007, the Company did not have remaining liability for these costs.

The Company did not recognize any restructuring charges during the year ended December 31, 2008.

5. Acquisitions

2008 Acquisitions

•
Celtic Insurance Company. On July 1, 2008, the Company acquired Celtic Insurance Company, or Celtic, a health insurance carrier focused on the individual health insurance market.  The Company paid approximately $82,100 in cash and related transaction costs, net of unregulated cash acquired.  In conjunction with the closing of the acquisition, Celtic paid to the Company an extraordinary dividend of $31,411 in July 2008.  The results of operations for Celtic are included in the Specialty Services segment of the consolidated financial statements since July 1, 2008.

In accordance with FASB Statement No. 141, during 2008, the Company allocated total consideration paid to the assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  The preliminary purchase price allocation resulted in estimated identifiable intangible assets, associated deferred tax liabilities and goodwill of $8,600, $3,000 and $22,600, respectively.  The identifiable intangible assets have estimated useful lives ranging from seven to 15 years.  The acquired goodwill is not deductible for income tax purposes.

To estimate fair values, the Company considered a number of factors, including the application of multiples to discounted cash flow estimates.  There is considerable management judgment with respect to cash flow estimates and appropriate multiples used in determining fair value.  Certain amounts are subject to change as remaining information on the fair values is received and valuation analysis is finalized.  Specifically, the Company continues to evaluate the valuation and useful lives of acquired tangible and intangible assets, medical claims liability, and the income tax implications triggered by the acquisition.  The final fair values may differ materially from the preliminary estimates described above.  The Company expects to complete its final allocation of the purchase price before June 30, 2009.  Pro forma disclosures related to the acquisition have been excluded as immaterial.

2007 Acquisitions

•
Access Health Solution, LLC.  In July 2007, the Company acquired a 49% minority ownership interest in Access Health Solutions, LLC, or Access, a Medicaid managed care entity in Florida.  Under the terms of the transaction, the Company has an option to acquire the remaining interest in Access at a future date.  The Company accounts for its investment in Access using the equity method of accounting.  In February 2009, the members of Access began conversion to the Company’s Florida subsidiary, Sunshine State Health Plan, on an at-risk basis.

•
Other 2007 Acquisitions.  The Company acquired 100% of the following entities: PhyTrust of South Carolina, LLC, effective April 20, 2007; Physician’s Choice, LLC, effective October 2007; and Work Life Innovations, effective November 30, 2007.  The Company paid a total of $11,300 in cash and related transaction costs for these acquisitions.  PhyTrust of South Carolina and Physician’s Choice, LLC, both with Medicaid members in South Carolina, are included in the Medicaid Managed Care segment.  Work Life Innovations, a health and wellness consulting company, is included in the Specialty Services segment.  For these acquisitions, goodwill of $8,343 and $2,739 was allocated to the Medicaid Managed Care segment and the Specialty Services segment, respectively, all of which is deductible for income tax purposes.  Pro forma disclosures related to these acquisitions have been excluded as immaterial.

2006 Acquisitions

•
US Script, Inc. Effective January 1, 2006, the Company acquired 100% of US Script, Inc., a pharmacy benefits manager.  The Company has paid or accrued $46,573 in cash and related transaction costs.  In accordance with the terms of the agreement, the Company will pay up to an additional $4,000 when US Script, Inc. achieves certain earnings targets over the next two years.  The results of operations for US Script, Inc. are included in the Specialty Services segment and the consolidated financial statements since January 1, 2006.

The purchase price allocation resulted in identifiable intangible assets of $7,100 and associated deferred tax liabilities of $2,523 and goodwill of $39,975.  The identifiable intangible assets have an estimated useful life of seven to 20 years.  The acquired goodwill is not deductible for income tax purposes.  Pro forma disclosures related to the acquisition have been excluded as immaterial.

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

6. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2008 consist of the following:
	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,054	$130	$—	$4,184
Corporate securities	47,733	74	(1,154)	46,653
State and municipal securities	360,638	5,964	(11)	366,591
Life insurance contracts	14,327	—	—	14,327
Money market funds	12,988	—	—	12,988
Equity securities	7,183	17	(885)	6,315
Total	$446,923	$6,185	$(2,050)	$451,058

Short-term and long-term investments and restricted deposits available for sale by investment type at December 31, 2007 consist of the following:
	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,171	$74	$(10)	$8,235
Corporate securities	33,032	14	(265)	32,781
State and municipal securities	305,433	2,336	(129)	307,640
Life insurance contracts	13,924	—	—	13,924
Equity securities	6,697	354	(86)	6,965
Total	$367,257	$2,778	$(490)	$369,545

The Company monitors investments for other than temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality and market interest rates.  Based on management’s judgment of the credit quality of the Company’s investments and ability to hold these investments to recovery (which may be maturity), no other than temporary impairment has been recorded.  Investments in a gross unrealized loss position at December 31, 2008 are as follows:

		Less Than 12 Months		12 Months or More		Total
	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity	$3,543	$(885)	$2,658	$—	$—	$(885)	$2,658
Corporate	24,124	(1,071)	20,898	(83)	2,072	(1,154)	22,970
Government	314	—	314	—	—	—	314
Municipal	3,910	(9)	3,798	(2)	101	(11)	3,899
Total	$31,891	$(1,965)	$27,668	$(85)	$2,173	$(2,050)	$29,841

Investments in a gross unrealized loss position at December 31, 2007 are as follows:

		Less Than 12 Months		12 Months or More		Total
	Amortized Cost	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity	$1,778	$(86)	$1,692	$—	$—	$(86)	$1,692
Corporate	28,474	(7)	907	(258)	27,302	(265)	28,209
Government	3,735	(3)	1,632	(7)	2,093	(10)	3,725
Municipal	29,942	(4)	5,517	(125)	24,296	(129)	29,813
Total	$63,929	$(100)	$9,748	$(390)	$53,691	$(490)	$63,439

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2008, are as follows:
	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$108,469	$109,393	$6,038	$6,044
One year through five years	181,958	185,867	3,086	3,210
Five years through ten years	56,936	56,188	—	—
Greater than ten years	90,436	90,356	—	—
Total	$437,799	$441,804	$9,124	$9,254

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2007, are as follows:
	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$46,193	$46,073	$4,844	$4,849
One year through five years	204,311	206,296	1,032	1,052
Five years through ten years	29,524	29,900	507	529
Greater than ten years	80,846	80,846	—	—
Total	$360,874	$363,115	$6,383	$6,430

Actual maturities may differ from contractual maturities due to call or prepayment options.  Equity securities and life insurance contracts are included in the five years through ten years category.

The Company recorded realized gains and losses on investments for the years ended December 31 as follows:

	2008	2007	2006
Gross realized gains	$1,364	$325	$9
Gross realized losses	(5,654)	(372)	(37)
Net realized losses	$(4,290)	$(47)	$(28)

Investment and other income in the third quarter of 2008 included a loss on investments of $4,457.  The loss was primarily due to investments in the Reserve Primary money market fund (Reserve Fund) whose Net Asset Value fell below $1.00 per share due to its holdings of securities by Lehman Brothers Holdings, Inc.  The loss represents less than 1% of Centene’s cash and investment portfolio as of December 31, 2008.  The Company expects to recover 95% of its Reserve Fund investments.  Money market funds are generally recorded in Cash and cash equivalents in the Company's balance sheet, however, the investment in the Reserve Fund is recorded in Short-term investments due to the restrictions placed on redemptions imposed by the fund.  As of December 31, 2008, the Company has received most of its investment in the Reserve Fund and the Company's short term investment balance includes $12,988 for the Reserve Fund.

The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The aggregate carrying amount of all cost-method investments were $15,975 and $1,774 as of December 31, 2008 and 2007, respectively.

Additional information regarding investments is included in Note 7, Fair Value Measurements.

7. Fair Value Measurements

The Company adopted FASB Statement No. 157, Fair Value Measurements for financial assets and liabilities on January 1, 2008.  FASB Statement No. 157 defines fair value and establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosure about fair value measurements.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Level inputs, as defined by FASB Statement No.157, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$4,184	$	―	$	―	$4,184
Corporate securities		31,382		―		―	31,382
State and municipal securities		366,591		―		―	366,591
Equity securities		3,328		―		―	3,328
Total assets		$405,485	$	―	$	―	$405,485

Debt	$	―		$226,829	$	―	$226,829

8. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2008	2007
Computer software	$97,829	$71,350
Land	46,543	19,509
Building	32,485	36,781
Computer hardware	31,897	26,264
Furniture and office equipment	22,756	20,776
Leasehold improvements	18,542	14,628
	250,052	189,308
Less accumulated depreciation	(74,194)	(53,425)
Property, software and equipment, net	$175,858	$135,883

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $28,453, $22,647 and $15,242, respectively.

9. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2006	$42,804	$86,146	$128,950
Acquisitions	8,664	4,049	12,713
Other adjustments	—	(2,801)	(2,801)
Balance as of December 31, 2007	51,468	87,394	138,862
Acquisitions	80	24,438	24,518
Balance as of December 31, 2008	$51,548	$111,832	$163,380

Goodwill additions in 2008 and 2007 were related to the acquisitions discussed in Note 5, Acquisitions.  Goodwill reductions in 2007 were related to the recognition of acquired net operating loss carry forward benefits.

Intangible assets at December 31, consist of the following:

			Weighted Average Life in Years
	2008	2007	2008	2007
Purchased contract rights	$6,146	$6,191	8.4	7.7
Provider contracts	1,078	1,078	10.0	10.0
Customer relationships	14,130	7,030	7.8	8.2
Trade names	5,545	4,563	19.4	19.9
Other intangibles	270	270	5.0	5.0
Intangible assets	27,169	19,132	10.6	10.7
Less accumulated amortization:
Purchased contract rights	(4,672)	(4,650)
Provider contracts	(405)	(295)
Customer relationships	(3,566)	(2,069)
Trade names	(681)	(542)
Other identifiable intangibles	(270)	(239)
Total accumulated amortization	(9,594)	(7,795)
Intangible assets, net	$17,575	$11,337

Amortization expense was $2,480, $1,970 and $2,105 for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows:

Year	Expense
2009	$2,700
2010	2,500
2011	2,300
2012	2,200
2013	1,700

10. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2008	2007	2006
Current provision:
Federal	$53,543	$31,170	$14,290
State and local	6,726	2,741	2,553
Total current provision	60,269	33,911	16,843
Deferred provision	(7,834)	(10,880)	(7,278)
Total provision for income taxes	$52,435	$23,031	$9,565

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2008	2007	2006
Tax provision at the U.S. federal statutory rate	$47,816	$22,425	$9,508
State income taxes, net of federal income tax benefit	4,938	821	(603)
Tax exempt investment income	(3,727)	(2,636)	(640)
Nondeductible incentive stock option compensation	1,316	1,542	1,407
Other, net	2,092	879	(107)
Income tax expense	$52,435	$23,031	$9,565

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2008	2007
Deferred tax assets:
Current:
Medical claims liability and other accruals	$34,222	$12,392
Unearned premium and other deferred revenue	959	3,376
Unrealized loss on investments	—	47
Federal net operating loss carry forward	—	4,102
State net operating loss carry forward	1,033	2,981
Federal tax credits	—	188
Capital loss carryovers and impairment losses	2,111	—
Other	221	1,808
	38,546	24,894
Valuation allowance	—	—
Net current deferred tax assets	$38,546	$24,894

Non-current deferred tax assets:
Medical claims liability and other accruals	$3,092	$593
Federal net operating loss carry forward	2,444	5,580
State net operating loss carry forward	3,029	1,950
Stock compensation	11,796	8,671
Other	1,155	1,147
	21,516	17,941
Valuation allowance	(1,541)	(1,207)
Net non-current deferred tax assets	$19,975	$16,734

Deferred tax liabilities:
Current:
Prepaid assets	$2,026	$1,501
Unrealized short term gains	524	—
Net current deferred tax liabilities	$2,550	$1,501

Non-current deferred tax liabilities:
Intangible assets	$7,969	$4,234
Depreciation and amortization	26,557	15,895
Unrealized gain on investments	1,364	877
Prepaid assets	1,154	—
Other	25	—
Net non-current deferred tax liabilities	$37,069	$21,006

Net deferred tax assets	$18,902	$19,121

The Company's deferred tax assets include federal and state net operating losses, or NOLs, of which $3,751 were acquired in business combinations.  Accordingly, the total and annual deduction for those NOLs is limited by tax law.  The Company's federal NOLs expire between the years 2011 and 2027 and the state NOLs expire between the years 2009 and 2027.  Valuation allowances are recorded for those NOLs the Company believes are more-likely-than not to expire unused.  During 2008 and 2007, the Company recorded valuation allowance additions in the tax provision of $1,829 and $1,852, respectively.  In 2008 and 2007, the Company recorded valuation allowance reductions of $126 and $2,317, of which the majority offset goodwill.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007.  FIN 48 clarifies whether or not to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2008	$817
Additions based on tax positions during the current year	3,251
Additions based on tax positions during prior years	397
Settlements	(411)
Balance as of December 31, 2008	$4,054

The December 31, 2008 balance includes $766 (net of federal tax benefit) that would decrease income tax expense, if recognized, and the remainder would reduce goodwill.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes.  As of January 1, 2008, interest accrued was $223, net of federal benefit.  No penalties have been accrued.  As of December 31, 2008, interest accrued was $560, net of federal benefit.

The federal income tax returns for 2005 through 2008 are open tax years.  The Company is currently being examined by the IRS for the 2006 and 2007 tax years.  Included in their examination is the treatment of the tax deduction associated with the abandonment of the FirstGuard stock.  As discussed in Note 3, Discontinued Operations, in 2007, the Company recognized a $34,846 tax benefit associated with the abandonment of the FirstGuard stock.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The unrecognized state tax benefits are related to returns open from 2003 through 2008.

11. Medical Claims Liability

The change in medical claims liability is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Balance, January 1,	$313,364	$232,496	$123,102
Acquisitions	15,398	—	1,788
Incurred related to:
Current year	2,659,036	2,212,901	1,450,116
Prior years	(18,701)	(22,003)	(13,745)
Total incurred	2,640,335	2,190,898	1,436,371

Paid related to:
Current year	2,303,473	1,902,610	1,220,872
Prior years	292,587	207,420	107,893
Total paid	2,596,060	2,110,030	1,328,765

Balance, December 31,	$373,037	$313,364	$232,496

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions.  Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim.  Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company.  Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member’s acuity.  In these cases, determining whether the medical management initiative changed the behavior cannot be determined.  Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

The Company had reinsurance recoverables related to medical claims liability of $4,972 and $3,189 at December 31, 2008 and 2007, respectively, included in premium and related receivables.

12. Debt

Debt consists of the following at December 31:

	2008	2007
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	63,000	5,000
$20,500 revolving loan agreement	20,364	8,359
Capital leases	6,528	7,017
Mortgage notes payable	—	12,001
Total debt	264,892	207,377
Less current maturities	(255)	(971)
Long-term debt	$264,637	$206,406

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

The Company has a $300,000 five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions.  Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt-to-EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth.  The agreement will expire in September 2011.  As of December 31, 2008, the Company had $63,000 in borrowings outstanding under the agreement and $24,100 in letters of credit outstanding, leaving availability of $212,900. The outstanding borrowings at December 31, 2008 bore interest at LIBOR plus 1.0%, or the prime rate.  The weighted average interest rate of outstanding borrowings was 2.42% at December 31, 2008.

In May 2006, the Company executed a three-year $25,000 Revolving Loan Agreement.  Borrowings under the agreement bear interest based upon LIBOR rates plus 1.0%.  In November 2008, the Company executed an amendment to this agreement to reduce the amount available under the Revolving Loan Agreement to $20,500.  Subject to the terms and conditions of the agreement, the proceeds of the Revolving Loan may only be used for the acquisition and financing of the Company’s corporate headquarters and certain properties contiguous to the headquarters.  The collateralized properties had a net book value of $15,316 at December 31, 2008.  The outstanding borrowings at December 31, 2008 bore interest at 2.90%.

Aggregate maturities for the Company’s debt are as follows:

2009	$255
2010	20,611
2011	63,250
2012	261
2013	273
Thereafter	180,242
Total	$264,892

The fair value of outstanding debt was approximately $226,829 and $206,065 at December 31, 2008 and 2007, respectively.

13. Stockholders’ Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value.  At December 31, 2008, there were no preferred shares outstanding.

In October 2008, the Company’s board of directors extended the November 2005 stock repurchase program, authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions.  The repurchase program expires October 31, 2009, but the Company reserves the right to suspend or discontinue the program at any time.  During the year ended December 31, 2008, the Company repurchased 1,218,858 shares at an average price of $19.29 and an aggregate cost of $23,510.  During the year ended December 31, 2007, the Company repurchased 467,157 shares at an average price of $20.42 and an aggregate cost of $9,541.

14. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval.  At December 31, 2008 and 2007, Centene’s subsidiaries, including UHP, had aggregate statutory capital and surplus of $391,400 and $302,100, respectively, compared with the required minimum aggregate statutory capital and surplus of $241,500 and $192,300, respectively.

15. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock.  Both incentive stock options and nonqualified stock options can be awarded under the plans.  No option will be exercisable for longer than ten years after the date of grant.  The plans have 1,294,809 shares available for future awards.  Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards.  Certain restricted stock unit awards contain performance-based as well as service-based provisions.  Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.  The total compensation cost that has been charged against income for the stock incentive plans was $15,328, $15,781 and $14,904 for the years ended December 31, 2008, 2007 and 2006, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $4,771, $4,536 and $4,235 for the years ended December 31, 2008, 2007 and 2006, respectively.

Option activity for the year ended December 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2007	4,340,701	$19.60
Granted	242,000	18.50
Exercised	(400,129)	11.80
Expired	(22,600)	25.93
Forfeited	(441,600)	24.02
Outstanding as of December 31, 2008	3,718,372	$19.81	$10,103	6.4

Exercisable as of December 31, 2008	2,556,507	$18.48	$9,451	5.6

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected life (in years)	5.8	6.1	6.5
Risk-free interest rate	3.0%	4.1%	4.6%
Expected volatility	50.3%	47.5%	47.8%
Expected dividend yield	0%	0%	0%

For the years ended December 31, 2008 and 2007, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior.  For the year ended December 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with the SEC Staff Accounting Bulletin No. 107.  For the years ended December 31, 2008, 2007 and 2006, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock.  The risk-free interest rates are based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Other information pertaining to option activity during the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted-average fair value of options granted	$9.27	$12.02	$13.42
Total intrinsic value of stock options exercised	$3,529	$9,847	$10,495

A summary of the status of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2007	1,572,689	$24.74
Granted	500,930	17.26
Vested	(103,189)	25.23
Forfeited	(56,300)	25.55
Non-vested balance as of December 31, 2008	1,914,130	$22.73

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2008, 2007 and 2006, was $1,822, $2,168 and $1,051, respectively.

As of December 31, 2008, there was $35,321 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.2 years.  The actual tax benefit realized for the tax deductions from stock option exercises totaled $1,127, $512, and $3,455 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has reserved 900,000 shares of common stock for an employee stock purchase plan and the Company issued 36,682 shares, 32,563 shares, and 34,357 shares in 2008, 2007 and 2006, respectively, from the employee stock purchase plan.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age.  Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations.  Centene may elect to match a portion of the employee’s contribution.  Company expense related to matching contributions to the plan was $3,810, $2,406 and $1,847 during the years ended December 31, 2008, 2007 and 2006, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions.  The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays.  Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease.  Rent expense was $19,561, $15,108 and $10,107 for the years ended December 31, 2008, 2007 and 2006, respectively.  Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2009	$20,490
2010	17,606
2011	14,957
2012	11,640
2013	8,608
Thereafter	48,494
$121,795

18. Contingencies

On January 8, 2009, the Company filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against AMERIGROUP New Jersey, or AGPNJ, and a tortuous interference with contract claim against AMERIGROUP Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of UHP’s business.  In December 2008, AGPNJ sent the Company a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  The Company is contesting whether a material adverse effect occurred and correspondingly the propriety and validity of the purported termination, and is seeking to obtain specific performance of the contract and damages.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2008	2007	2006
Earnings:
Earnings from continuing operations	$84,181	$41,040	$17,600
Discontinued operations, net of tax	(684)	32,362	(61,229)
Net earnings (loss)	$83,497	$73,402	$(43,629)

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,275,187	43,539,950	43,160,860
Common stock equivalents (as determined by applying the treasury stock method)	1,123,768	1,283,132	1,452,762
Weighted average number of common shares and potential dilutive common shares outstanding	44,398,955	44,823,082	44,613,622

Net earnings (loss) per share:
Basic:
Continued operations	$1.95	$0.95	$0.41
Discontinued operations	(0.02)	0.74	(1.42)
Earnings (loss) per common share	$1.93	$1.69	$(1.01)

Diluted:
Continuing operations	$1.90	$0.92	$0.39
Discontinued operations	(0.02)	0.72	(1.37)
Earnings (loss) per common share	$1.88	$1.64	$(0.98)

The calculation of diluted earnings per common share for 2008, 2007 and 2006 excludes the impact of 2,004,778, 3,002,030 and 4,560,036 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies including behavioral health, individual health, life and health management, long-term care, managed vision, nurse triage, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2008, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$3,020,248	$344,267	$—	$3,364,515
Revenue from internal customers	60,451	474,061	(534,512)	—
Total revenue	$3,080,699	$818,328	$(534,512)	$3,364,515
Earnings from operations	$108,363	$23,198	$—	$131,561
Total assets	$1,105,610	$345,542	$—	$1,451,152
Stock compensation expense	$13,840	$1,346	$—	$15,186
Depreciation expense	$25,271	$3,182	$—	$28,453
Capital expenditures	$58,856	$4,635	$—	$63,491

Segment information as of and for the year ended December 31, 2007, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,523,667	$245,361	$—	$2,769,028
Revenue from internal customers	76,637	407,563	(484,200)	—
Total revenue	$2,600,304	$652,924	$(484,200)	$2,769,028
Earnings from operations	$35,545	$19,700	$—	$55,245
Total assets	$939,012	$182,812	$—	$1,121,824
Stock compensation expense	$13,820	$1,505	$—	$15,325
Depreciation expense	$19,970	$2,677	$—	$22,647
Capital expenditures	$49,846	$3,941	$—	$53,787

Segment information as of and for the year ended December 31, 2006, follows:
	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,630,471	$191,975	$—	$1,822,446
Revenue from internal customers	88,159	221,201	(309,360)	—
Total revenue	$1,718,630	$413,176	$(309,360)	$1,822,446
Earnings from operations	$15,118	$7,110	$—	$22,228
Total assets	$723,698	$171,282	$—	$894,980
Stock compensation expense	$13,636	$919	$—	$14,555
Depreciation expense	$12,865	$2,377	$—	$15,242
Capital expenditures	$44,753	$3,872	$—	$48,625

The Company evaluates performance and allocates resources based on earnings from operations.  The accounting policies are the same as those described in Note 2, Summary of Significant Accounting Policies.

21. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2008	2007	2006
Net earnings (loss)	$83,497	$73,402	$(43,629)

Reclassification adjustment, net of tax	252	(242)	218
Change in unrealized gains on investments available for sale, net of tax	1,329	3,064	285
Total change	1,581	2,822	503

Total comprehensive earnings (loss)	$85,078	$76,224	$(43,126)

22. Quarterly Selected Financial Information

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2008 (1)	June 30, 2008	September 30, 2008	December 31, 2008 (2)
Total revenues	$779,228	$823,930	$858,599	$902,758
Net earnings from continuing operations	24,933	17,883	18,099	23,266
Discontinued operations, net of tax	690	320	149	(1,843)
Net earnings	$25,623	$18,203	$18,248	$21,423
Per share data:
Basic:
Continued operations	$0.57	$0.41	$0.42	$0.54
Discontinued operations	0.02	0.01	-	(0.04)
Basic earnings per common share	$0.59	$0.42	$0.42	$0.50
Diluted:
Continued operations	$0.56	$0.40	$0.41	$0.53
Discontinued operations	0.01	0.01	-	(0.04)
Diluted earnings per common share	$0.57	$0.41	$0.41	$0.49

Period end membership	1,100,300	1,152,300	1,174,800	1,184,800
______________________________________
(1)	Includes $20.8 million pre-tax premium revenue for the Georgia premium rate increase for July 1, 2007 – December 31, 2007.
(2)	Includes a $3.7 million pre-tax charge primarily for asset impairments and employee severance related to the sale of the New Jersey health plan, included in discontinued operations.

	For the Quarter Ended
	March 31, 2007	June 30, 2007 (1)	September 30, 2007	December 31, 2007 (2)
Total revenues	$627,598	$691,171	$710,437	$739,822
Net earnings from continuing operations	10,482	11,171	17,756	1,631
Discontinued operations, net of tax	27,729	6,611	(1,820)	(158)
Net earnings	$38,211	$17,782	$15,936	$1,473
Per share data:
Basic:
Continued operations	$0.24	$0.26	$0.41	$0.04
Discontinued operations	0.64	0.15	(0.04)	(0.01)
Basic earnings per common share	$0.88	$0.41	$0.37	$0.03
Diluted:
Continued operations	$0.23	$0.25	$0.40	$0.04
Discontinued operations	0.62	0.15	(0.04)	(0.01)
Diluted earnings per common share	$0.85	$0.40	$0.36	$0.03

Period end membership	1,044,200	1,072,400	1,079,000	1,089,300
______________________________________
(1)	Includes a $3.0 million pre-tax cash contribution of a portion of the FirstGuard sale proceeds to the Company’s charitable foundation.
(2)	Includes $4.2 million pre-tax premium revenue refund to the State of Indiana and a $9.4 million pre-tax charge for impairment and restructuring.

23. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,041	$14,291
Short-term investments, at fair value (amortized cost $1,516 and $5,202, respectively)	1,524	5,190
Other current assets	72,270	70,279
Total current assets	78,835	89,760
Long-term investments, at fair value (amortized cost $14,379 and $11,658, respectively)	13,725	11,972
Investment in subsidiaries	637,384	492,706
Other long-term assets	17,217	6,236
Total assets	$747,161	$600,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,342	$5,527
Long-term debt	238,000	180,000
Other long-term liabilities	547	100
Total liabilities	245,889	185,627
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 42,987,764 and 43,667,837 shares, respectively	43	44
Additional paid-in capital	222,841	221,693
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	3,152	1,571
Retained earnings	275,236	191,739
Total stockholders’ equity	501,272	415,047
Total liabilities and stockholders’ equity	$747,161	$600,674

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Expenses:
General and administrative expenses	$(6,153)	$(5,513)	$(3,709)
Other income (expense):
Investment and other income	(324)	913	755
Interest expense	(15,395)	(13,627)	(8,993)
Loss before income taxes	(21,872)	(18,227)	(11,947)
Income tax benefit	(7,988)	(51,178)	(4,504)
Net earnings (loss) before equity in subsidiaries	(13,884)	32,951	(7,443)
Equity in earnings (loss) from subsidiaries	97,381	40,451	(36,186)
Net earnings (loss)	$83,497	$73,402	$(43,629)

Net earnings (loss) per share:
Basic earnings (loss) per common share	$1.93	$1.69	$(1.01)
Diluted earnings (loss) per common share	$1.88	$1.64	$(0.98)
Weighted average number of shares outstanding:
Basic	43,275,187	43,539,950	43,160,860
Diluted	44,398,955	44,823,082	44,613,622

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Cash provided by operating activities	$37,487	$94,145	$31,895
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	10,146	(71,813)	(43,100)
Purchase of investments	(39,261)	(84,088)	(4,521)
Sales and maturities of investments	30,779	77,086	5,841
Acquisitions, net of cash acquired	(91,345)	(38,532)	(66,772)
Proceeds from asset sales	—	14,102	—
Net cash used in investing activities	(89,681)	(103,245)	(108,552)
Cash flows from financing activities:
Proceeds from borrowings	224,000	212,000	86,000
Payment of long-term debt and notes payable	(166,000)	(181,000)	(12,000)
Proceeds from exercise of stock options	5,354	5,464	6,953
Common stock repurchases	(23,510)	(9,541)	(7,883)
Debt issue costs	—	(5,181)	(253)
Excess tax benefits from stock compensation	3,100	—	3,043
Net cash provided by financing activities	42,944	21,742	75,860
Net increase (decrease) in cash and cash equivalents	(9,250)	12,642	(797)
Cash and cash equivalents, beginning of period	14,291	1,649	2,446
Cash and cash equivalents, end of period	$5,041	$14,291	$1,649

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

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.  The 2007 income tax benefit reflects a $34,856 tax benefit associated with the stock abandonment discussed in Note 3, Discontinued Operations: University Health Plan and FirstGuard Health Plans.

Centene Corporation’s parent company only financial statements should be read in conjunction with Centene Corporation’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

Note B – Dividends

During 2008, 2007 and 2006, the Registrant received dividends from its subsidiaries totaling $48,411, $53,937 and $8,600, respectively.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting  -  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Centene Corporation:

We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 22, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

St. Louis, Missouri
February 22, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference.  Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Information about Corporate Governance.”  Information concerning our code of ethics will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

 (c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Information About Corporate Governance -- Director Candidates”, “Information About Corporate Governance -- Board and Committee Meetings” and “Information About Corporate Governance -- Audit Committee.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Information About Executive Compensation.”  This portion of the Proxy Statement is incorporated herein by reference.  The sections entitled “Compensation Committee Report” in our 2009 Proxy Statement are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2009 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

(b)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2		By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1		Amended and Restated Shareholders’ Agreement, dated September 23, 1998		S-1	October 9, 2001	4.2

4.2		Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

4.2a		Amendment No. 1 to Rights Agreement by and between Centene Corporation and Mellon Investor Services LLC, as right agent, dated April 23, 2007.		8-K	April 26, 2007	4.1

4.3		Indenture for the 7 ¼% Senior Notes due 2014 dated March 22, 2007 among Centene Corporation and The Bank of New York Trust Company, N.A., as trustee.		S-4	May 11, 2007	4.3

10.1		Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Health Families		8-K	July 22, 2005	10.1

10.1a		Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q	October 25, 2005	10.9

10.1b		Amendment #2 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2008	10.1b

10.1c		Amendment #3 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.1d		Amendment #4 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.1e		Notice of Renewal for fiscal year 2007 between Peach State Health Plan, Inc. and Georgia Department of Community Health.		10-Q	October 24, 2006	10.3

10.1f		Notice of Renewal for fiscal year 2008 between Peach State Health Plan, Inc. and Georgia Department of Community Health.		10-Q	July 24, 2007	10.4

10.1g		Notice of Renewal for fiscal year 2009 between Peach State Health Plan, Inc. and Georgia Department of Community Health.		10-Q	July 22, 2008	10.1

10.2		Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 24, 2006	10.5

10.2a		Amendment F (Version 1.6) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 23, 2007	10.4a

10.2b		Amendment G (Version 1.7) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	July 24, 2007	10.2

10.2c		Amendment H (Version 1.8) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 23, 2007	10.1

10.2d		Amendment I (Version 1.9) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 23, 2008	10.2d

10.2e		Amendment J (Version 1.10) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	April 22, 2008	10.1

10.2f		Amendment K (Version 1.11) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 28, 2008	10.1

10.3	*	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.9

10.4	*	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File number 333-83190		S-1	October 9, 2001	10.10

10.5	*	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.11

10.6	*	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.12

10.7	*	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-90976		10-Q	April 29, 2002	10.5

10.7a	*	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.7b	*	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.8	*	2003 Stock Incentive Plan, as amended		8-K	April 25, 2008	10.1

10.9	*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.9a	*	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan		10-K	February 24, 2006	10.12a

10.10	*	Centene Corporation Employee Deferred Compensation Plan		10-Q	April 24, 2007	10.4

10.11	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan		8-K	April 26, 2007	10.1

10.12	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.13	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.13a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff.		10-Q	October 28, 2008	10.2

10.14	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.15	*	Form of Restricted Stock Unit Agreement		10-Q	October 28, 2008	10.4

10.16	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.17	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.18	*	Form of Non-statutory Stock Option Agreement (Directors)	X

10.19	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.20	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.21	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-Q	October 28, 2008	10.7

10.23	*	Form of Performance Based Restricted Stock Unit Agreement #2	X

10.24	*	Form of Long Term Incentive Plan Agreement		8-K	February 7, 2008	10.1

10.25		Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2004	10.2

10.25a		Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2005	10.11

10.25b		Amendment No. 3 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 24, 2006	10.22b

10.25c		Amendment No. 4 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	July 25, 2006	10.2

10.25d		Amendment No. 5 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 24, 2006	10.1

10.25e		Amendment No. 6 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 23, 2008	10.23e

10.26	*	Summary of Board of Director Compensation		10-K	February 23, 2008	10.24

10.27	*	Summary of Compensatory Arrangements with Executive Officers	X

12.1		Computation of ratio of earnings to fixed charges	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190).
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

[1] SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant’s SEC File No. was 000-33395). * Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2009.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 23, 2009.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)

/s/ ERIC R. SLUSSER Eric R. Slusser	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JEFFREY A. SCHWANEKE Jeffrey A. Schwaneke	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

/s/ STEVE BARTLETT Steve Bartlett	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ FRED H. EPPINGER Fred H. Eppinger	Director

/s/ RICHARD A. GEPHARDT Richard A. Gephardt	Director

/s/ PAMELA A. JOSEPH Pamela A. Joseph	Director

/s/ JOHN R. ROBERTS John R. Roberts	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ TOMMY G. THOMPSON Tommy G. Thompson	Director