Form 10-Q
period 2009-03-31
CENTENE CORP
filed 2009-04-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☒

As of April 17, 2009, the registrant had 43,050,831 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$334,623	$370,999
Cash and cash equivalents of discontinued operations	7,606	8,100
Total cash and cash equivalents	342,229	379,099
Premium and related receivables, net of allowance for uncollectible accounts of $138 and $595, respectively	147,899	92,531
Short-term investments, at fair value (amortized cost $74,780 and $108,469, respectively)	75,400	109,393
Other current assets	63,497	75,333
Current assets of discontinued operations other than cash	8,226	9,987
Total current assets	637,251	666,343
Long-term investments, at fair value (amortized cost $416,265 and $329,330, respectively)	422,873	332,411
Restricted deposits, at fair value (amortized cost $12,660 and $9,124, respectively)	12,774	9,254
Property, software and equipment, net of accumulated depreciation of $80,742 and $74,194, respectively	176,719	175,858
Goodwill	218,216	163,380
Intangible assets, net	23,603	17,575
Other long-term assets	34,077	59,083
Long-term assets of discontinued operations	27,317	27,248
Total assets	$1,552,830	$1,451,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$372,522	$373,037
Accounts payable and accrued expenses	194,132	219,566
Unearned revenue	63,336	17,107
Current portion of long-term debt	20,608	255
Current liabilities of discontinued operations	30,865	31,013
Total current liabilities	681,463	640,978
Long-term debt	269,711	264,637
Other long-term liabilities	51,434	43,539
Long-term liabilities of discontinued operations	700	726
Total liabilities	1,003,308	949,880

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 43,159,131 and 42,987,764 shares, respectively	43	43
Additional paid-in capital	227,327	222,841
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,136	3,152
Retained earnings	293,694	275,236
Total Centene stockholder’s equity	526,200	501,272
Noncontrolling interest	23,322	—
Total stockholders’ equity	549,522	501,272
Total liabilities and stockholders’ equity	$1,552,830	$1,451,152

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues:
Premium	$885,006	$736,814
Premium tax	23,580	21,884
Service	23,849	20,530
Total revenues	932,435	779,228
Expenses:
Medical costs	739,340	609,374
Cost of services	15,962	16,176
General and administrative expenses	122,279	95,493
Premium tax	23,942	21,884
Total operating expenses	901,523	742,927
Earnings from operations	30,912	36,301
Other income (expense):
Investment and other income	3,613	7,582
Interest expense	(3,986)	(3,994)
Earnings from continuing operations, before income tax expense	30,539	39,889
Income tax expense	10,845	14,956
Earnings from continuing operations, net of income tax expense	19,694	24,933
Discontinued operations, net of income tax (benefit) expense of $(160) and $264	(449)	690
Net earnings	19,245	25,623
Less: Noncontrolling interest	787	―
Net earnings attributable to Centene Corporation	$18,458	$25,623

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	18,907	24,933
Discontinued operations, net of income tax (benefit) expense	(449)	690
Net earnings	$18,458	$25,623

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.44	$0.57
Discontinued operations	(0.01)	0.02
Earnings per common share	$0.43	$0.59
Diluted:
Continuing operations	$0.43	$0.56
Discontinued operations	(0.01)	0.01
Earnings per common share	$0.42	$0.57

Weighted average number of shares outstanding:
Basic	43,067,992	43,538,207
Diluted	44,238,863	44,742,893

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Centene Stockholders’
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non controlling Interest
	$.001 Par Value Shares	Amt					Total
Balance, December 31, 2008	42,987,764	$43	$222,841	$3,152	$275,236	$—	$501,272
Consolidation of Access Health Solutions	—	—	—	—	—	29,144	29,144
Comprehensive Earnings:
Net earnings	—	—	—	—	18,458	787	19,245
Change in unrealized investment gains, net of $1,132 tax	—	—	—	1,984	—	—	1,984
Total comprehensive earnings							21,229
Common stock issued for stock options and employee stock purchase plan	190,852	—	1,121	—	—	—	1,121
Common stock repurchases	(19,485)	—	(407)	—	—	—	(407)
Stock compensation expense	—	—	3,789	—	—	—	3,789
Excess tax benefits from stock compensation	—	—	(17)	—	—	—	(17)
Conversion fee[1]	—	—	—	—	—	(5,428)	(5,428)
Dividend paid to noncontrolling interest	—	—	—	—	—	(1,181)	(1,181)
Balance, March 31, 2009	43,159,131	$43	$227,327	$5,136	$293,694	$23,322	$549,522
________________________________________
(1)	Conversion fee represents additional purchase price to noncontrolling holders of Access for the transfer of membership to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

Cash flows from operating activities:
Net earnings	$19,245	$25,623
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	10,233	7,798
Stock compensation expense	3,789	4,013
Loss on sale of investments, net	439	28
Deferred income taxes	2,282	9,472
Changes in assets and liabilities —
Premium and related receivables	(39,396)	8,612
Other current assets	(1,397)	(2,634)
Other assets	(497)	(1,031)
Medical claims liabilities	(1,232)	11,608
Unearned revenue	44,507	(41,788)
Accounts payable and accrued expenses	(15,277)	4,489
Other operating activities	722	526
Net cash provided by operating activities	23,418	26,716
Cash flows from investing activities:
Capital expenditures	(11,157)	(19,879)
Purchases of investments	(292,964)	(86,025)
Sales and maturities of investments	224,312	70,888
Investments in acquisitions, net of cash acquired, and investment in equity method investee	(5,191)	(2,194)
Net cash used in investing activities	(85,000)	(37,210)
Cash flows from financing activities:
Proceeds from exercise of stock options	890	1,148
Proceeds from borrowings	108,000	26,005
Payment of long-term debt	(82,573)	(17,148)
Dividend to noncontrolling interest	(1,181)	―
Excess tax benefits from stock compensation	(17)	2,638
Common stock repurchases	(407)	(6,953)
Net cash provided by financing activities	24,712	5,690
Net decrease in cash and cash equivalents	(36,870)	(4,804)
Cash and cash equivalents, beginning of period	379,099	268,584
Cash and cash equivalents, end of period	$342,229	$263,780

Supplemental disclosures of cash flow information:
Interest paid	$724	$463
Income taxes paid	$18,602	$792

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or Centene or the Company, is a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Centene’s Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled program, or ABD.  The Company’s Specialty Services segment provides specialty services, including behavioral health,  life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries.  The Company’s Specialty Services segment also provides a full range of healthcare solutions for individuals and the rising number of uninsured Americans.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2008.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2008 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Beginning January 1, 2009, we have presented our investment in Access Health Solutions LLC, or Access, as a consolidated subsidiary in our financial statements.  Prior to January 1, 2009, Access had been recorded under the equity method of accounting.  We recently determined that we should have accounted for our investment in Access as a consolidated subsidiary since July 1, 2007.  The impact of the difference in presentation is not material to our financial statements for any prior period.  Due to the presentation of Access as a consolidated subsidiary beginning January 1, 2009, we increased cash flows from investing activities in our cash flow statement by $4,839 to reflect the cash held by Access on January 1, 2009.  In accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest of Access is presented within stockholders’ equity.

Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

3. Recent Accounting Pronouncements

 Effective January 1, 2009, the Company adopted FASB Statement No.141 (revised 2007), Business Combinations.  The purpose of the statement is to replace current guidance in FASB Statement No.141, to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer.

Effective January 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  As discussed in Note 2, Basis of Presentation, the noncontrolling interest of Access is presented within stockholders’ equity.

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP.  The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The FSP will be effective for the Company for the quarter ended June 30, 2009.  The Company is currently evaluating the impact of adopting the FSP.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

4. Discontinued Operations: University Health Plans

In November 2008, the Company announced its intention to sell certain assets of its New Jersey health plan, University Health Plans, Inc, or UHP.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008.  UHP was previously reported in the Medicaid Managed Care segment.  The Company expects the sale to be completed within 12 months.  The total revenue associated with UHP included in results from discontinued operations was $37.0 million and $37.4 million for the three months ended March 31, 2009 and 2008, respectively.  Additional information regarding the sale of UHP is included in Note 10, Contingencies.

In 2008, the Company conducted an impairment analysis of the assets of UHP.  The impairment analysis resulted in an impairment charge for fixed assets of $2,546.  During the year ended December 31, 2008, the Company incurred exit costs consisting primarily of lease termination fees and employee severance.  During the three months ending March 31, 2009, the Company incurred additional exit costs consisting primarily of additional employee retention programs.  In total, the Company has incurred $1,832 of exit costs.  The change in exit cost liability for UHP is summarized as follows:

Balance, December 31, 2008	$1,110
Incurred	722
Paid	(133)
Balance, March 31, 2009	$1,699

5. Acquisitions

2009 Acquisitions

•
Access.  In July 2007, the Company acquired a 49% ownership interest in Access, a Medicaid managed care entity in Florida.  Under the terms of the transaction, the Company has an option to acquire the remaining interest in Access at a future date.  The Company accounted for its investment in Access using the equity method of accounting through December 31, 2008.  During the quarter ended March 31, 2009, the Company began presenting its investment in Access as a consolidated subsidiary in our financial statements. The consolidation of Access resulted in goodwill of approximately $44,600, and other identified intangible assets of approximately $5,400.

•
Other 2009 Acquisitions.  The Company acquired assets of the following entities: Pediatric Associates, effective February 2009; and AMERIGROUP South Carolina, effective March 2009.  The Company paid a total of approximately $10,000 in cash for these acquisitions.  Goodwill of approximately $8,500 and other identifiable intangible assets of approximately $1,500 were allocated to the Medicaid Managed Care segment, all of which is deductible for income tax purposes.  Pro forma disclosures related to these acquisitions have been excluded as immaterial.

2008 Acquisitions

•
Celtic Insurance Company.  On July 1, 2008, the Company acquired Celtic Insurance Company, or Celtic.  The Company paid approximately $82,100 in cash and related transaction costs, net of unregulated cash acquired.  In conjunction with the closing of the acquisition, Celtic paid to the Company an extraordinary dividend of $31,411 in July 2008.  During the quarter we finalized our allocation of total consideration paid to the assets acquired and liabilities assumed based on our estimates of fair value.  The final purchase price allocation resulted in goodwill and identifiable intangible assets of $24,300 and $8,600, respectively.

6. Goodwill

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2008	$51,548	$111,832	$163,380
Acquisitions	53,049	1,787	54,836
Balance as of March 31, 2009	$104,597	$113,619	$218,216

Goodwill additions in 2009 were related to the presentation of our investment in Access as a consolidated subsidiary and the acquisitions discussed in Note 5, Acquisitions.

7. Fair Value

The Company adopted FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities on January 1, 2008.  FASB Statement No. 157 defines fair value and establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosure about fair value measurements.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Level inputs, as defined by FASB Statement No.157, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,395	$	―	$	―	$6,395
Corporate securities	34,993		―		―	34,993
State and municipal securities	437,481		―		―	437,481
Equity securities	2,987		―		―	2,987
Total	$481,856	$	―	$	―	$481,856

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2009	2008
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$18,907	$24,933
Discontinued operations, net of tax	(449)	690
Net earnings	$18,458	$25,623
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,067,992	43,538,207
Common stock equivalents (as determined by applying the treasury stock method)	1,170,871	1,204,686
Weighted average number of common shares and potential dilutive common shares outstanding	44,238,863	44,742,893

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.44	$0.57
Discontinued operations	(0.01)	0.02
Earnings per common share	$0.43	$0.59

Diluted:
Continuing operations	$0.43	$0.56
Discontinued operations	(0.01)	0.01
Earnings per common share	$0.42	$0.57

The calculation of diluted earnings per common share for the three months ended March 31, 2009 and 2008 excludes the impact of 2,594,786 and 2,784,900 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Stockholders’ Equity

In October 2008, the Company’s board of directors extended the November 2005 stock repurchase program, authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions.  The repurchase program expires October 31, 2009, but the Company reserves the right to suspend or discontinue the program at any time.  During the three months ended March 31, 2009, the Company repurchased 19,485 shares at an average price of $20.89 and an aggregate cost of $407.

10. Contingencies

On January 8, 2009, the Company filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against AMERIGROUP New Jersey, or AGPNJ, and a tortious interference with contract claim against AMERIGROUP Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of UHP’s business.  In December 2008, AGPNJ sent the Company a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  The Company is contesting whether a material adverse effect occurred and correspondingly the propriety and validity of the purported termination, and is seeking to obtain specific performance of the contract and damages.

On April 20, 2009, AMERIGROUP Corporation and AGPNJ answered the complaint and filed a counterclaim alleging that there had been misrepresentations and/or omissions of material fact made by or on behalf of UHP and the Company.  The Company believes that the counterclaim is without merit.  While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operation or liquidity.

In May 2008, the Internal Revenue Services, or IRS, began an audit of the Company’s 2006 and 2007 tax returns.  As a result of this audit, the IRS has initially denied the $34,856 tax benefit the Company recognized for the abandonment of the FirstGuard stock in 2007.  The Company is proceeding with the appeals process and believes that it is more likely than not that the Company’s tax position will be upheld.   Accordingly, the Company has not made any adjustments to the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, reserve for this position.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

11. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies including behavioral health, individual health, life and health management, long-term care, managed vision, telehealth services and pharmacy benefits management functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information for the three months ended March 31, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$818,667	$113,768	$—	$932,435
Revenue from internal customers	15,674	134,076	(149,750)	—
Total revenue	$834,341	$247,844	$(149,750)	$932,435

Earnings from operations	$16,743	$14,169	$—	$30,912

Segment information for the three months ended March 31, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$708,679	$70,549	$—	$779,228
Revenue from internal customers	14,678	106,636	(121,314)	—
Total revenue	$723,357	$177,185	$(121,314)	$779,228

Earnings from operations	$30,237	$6,064	$—	$36,301

12. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Three Months Ended March 31,
	2009	2008
Net earnings	$19,245	$25,623

Reclassification adjustment, net of tax	(107)	(66)
Change in unrealized gain on investments, net of tax	2,091	1,605
Total change	1,984	1,539

Comprehensive earnings	21,229	27,162
Less: Comprehensive income attributable to the noncontrolling interest	787	—
Comprehensive earnings attributable to Centene Corporation	$20,442	$27,162

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing, and in our annual report on Form 10-K for the year ended December 31, 2008. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under “Item 1A. Risk Factors.”

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or ABD. Our Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our Specialty Services segment also provides a full range of healthcare solutions for individuals and the rising number of uninsured Americans.

During 2008, we announced our intention to sell certain assets of University Health Plans, Inc, or UHP, our New Jersey health plan.  Unless specifically noted, the discussions below are in the context of continuing operations, and therefore, exclude our New Jersey health plan, UHP.  The results of operations for UHP are classified as discontinued operations for all periods presented.

The first quarter of 2008 included $20.8 million of premium revenue for the Georgia premium rate increase for July 1, 2007 through December 31, 2007.  All 2008 ratios and year over year changes discussed below are inclusive of this revenue.  Our first quarter performance for 2009 is summarized as follows:

—	Quarter-end Medicaid and Medicare Managed Care at-risk membership of 1,231,800.
—	Total revenues of $932.4 million.
—	Health Benefits Ratio, or HBR, of 83.5%.
—	General and Administrative, or G&A, expense ratio of 13.5%.
—	Operating earnings of $30.9 million.
—	Diluted earnings per share of $0.43.
—	Operating cash flows of $23.4 million.

The following new contracts and acquisitions contributed to our growth over the last year:

—
In March 2009, we completed the previously announced acquisition of certain assets of AMERIGROUP Community Care of South Carolina.  We now serve 48,500 at-risk members in South Carolina at March 31, 2009.

—
In February 2009, we began converting managed care membership in Florida from Access Health Solutions, LLC, or Access, on a non-risk basis to our new subsidiary, Sunshine State Health Plan on an at-risk basis.  We previously acquired a 49% ownership interest in Access in July 2007.  At March 31, 2009, we served 29,100 members on an at-risk basis while Access continued to serve 92,200 members on a non-risk basis.  Beginning January 1, 2009, we have presented our investment in Access as a consolidated subsidiary.

—	In October 2008, we began operating under our contract in Arizona to provide Acute Care services in Yavapai county, with 15,500 members at March 31, 2009.
—	Effective July 1, 2008, we completed the previously announced acquisition of Celtic, a health insurance carrier focused on the individual health insurance market.
—	In April 2008, we began operating under our new contract in Texas to provide statewide managed care services to participants in the Texas Foster Care program, with 31,800 members at March 31, 2009.

We have a new opportunity to continue our growth through the following:

—
In March 2009, we were awarded a contract to manage health care services for Massachusetts residents who lack access to traditional public or private health insurance.  This contract will be operated through a joint venture between our subsidiary, Celtic, and Caritas Christi Health Care.  Effective July 1, 2009, the two entities will serve the Central, Northern, Boston and Southern regions operating as CeltiCare Health Plan of Massachusetts.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):

	Three Months Ended March 31, 2009
	2009	2008	% Change 2008-2009
Premium	$885.0	$736.8	20.1%
Premium tax	23.6	21.9	7.7%
Service	23.8	20.5	16.2%
Total revenues	932.4	779.2	19.7%
Medical costs	739.3	609.4	21.3%
Cost of services	16.0	16.2	(1.3)%
General and administrative expenses	122.3	95.4	28.1%
Premium tax expense	23.9	21.9	9.4%
Earnings from operations	30.9	36.3	(14.8)%
Investment and other income, net	(0.4)	3.6	(110.4)%
Earnings from continuing operations, before income tax expense	30.5	39.9	(23.4)%
Income tax expense	10.8	15.0	(27.5)%
Earnings from continuing operations, net of income tax expense	19.7	24.9	(21.0)%
Discontinued operations, net of income tax (benefit) expense of $(0.2) and $0.3 respectively	(0.4)	0.7	(165.1)%
Net earnings	19.3	25.6	(24.9)%
Less: Noncontrolling interest	0.8	―	― %
Net earnings attributable to Centene Corporation	$18.5	$25.6	(28.0)%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.43	$0.56	(23.2)%
Discontinued operations	(0.01)	0.01	― %
Total diluted earnings per common share	$0.42	$0.57	(26.3)%

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

Premium and service revenues collected in advance are recorded as unearned revenue.  For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.  Premium and service revenues due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management’s judgment on the collectability of these accounts.  As we generally receive payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of our financial condition or results of operations.

Our total revenue increased in the three months ended March 31, 2009 over the previous year primarily through 1) membership growth, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From March 31, 2008 to March 31, 2009, we increased our at-risk managed care membership by 16.6%.  The following table sets forth our membership by state for our managed care organizations:

	March 31,
	2009	2008
Arizona	15,500	—
Florida	29,100	—
Georgia	289,300	282,700
Indiana	179,100	161,300
Ohio	137,000	131,100
South Carolina	48,500	2,200
Texas	421,100	365,500
Wisconsin	127,700	126,900
Total at-risk membership	1,247,300	1,069,700
Non-risk membership	96,000	30,600
Total	1,343,300	1,100,300

The following table sets forth our membership by line of business:

	March 31,
	2009	2008
Medicaid	921,100	802,400
CHIP & Foster Care	256,900	206,300
ABD & Medicare	69,300	61,000
Total at-risk membership	1,247,300	1,069,700
Non-risk membership	96,000	30,600
Total	1,343,300	1,100,300

From March 31, 2008 to March 31, 2009, our membership increased as a result of growth in Florida, Indiana, South Carolina and Texas.  In Texas, we increased our membership through organic growth of CHIP, especially in the EPO market.  In addition, we increased Texas membership through our new Foster Care program, with 31,800 members at March 31, 2009.  We increased our membership in Indiana through temporary eligibility determinations and network expansions.  In South Carolina, we continue to add at-risk membership as additional counties convert, with 48,500 at-risk members at March 31, 2009.  Our membership in South Carolina also increased as a result of our acquisition of AMERIGROUP South Carolina.  In Florida, we began converting Access members from non-risk to at-risk members under our Sunshine State Health Plan during February 2009.  At March 31, 2009, we had converted 29,100 members to at-risk, while Access continued to serve 92,200 members on a non-risk basis.

2.	Premium rate increases

During the three months ended March 31, 2009, we received premium rate increases in some markets which yield a 1.2% composite increase across all of our markets.  During the three months ended March 31, 2008, we received premium rate increases in some markets which yield a 2.4% composite increase across all of our markets.

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia of approximately 3.8% effective July 1, 2007.  The state also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  We executed this amendment on November 16, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we recorded the additional revenue, retroactive to July 1, 2007, in the first quarter of 2008.  The premium revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.  Approximately $7.3 million of this amount is related to the mandated services, rate cell changes and duplicate member issues, the remaining $13.5 million yields the calculated 3.8% increase.

3.	Specialty Services segment growth

For the three months ended March 31, 2009, Specialty Services segment revenue from external customers was $113.8 million, compared to $70.5 million for the same prior year period.  The increase is primarily attributable to the commencement of our acute care business under Bridgeway, the acquisition of Celtic as well as increased membership in our behavioral health company, Cenpatico.

The following table sets forth our membership by line of business in our Specialty Services segment:
	March 31,
	2009	2008
Cenpatico Behavioral Health:
Arizona	104,700	97,900
Kansas	40,600	39,400
Bridgeway:
Long-term Care	2,300	1,700

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

	Three Months Ended March 31,
	2009	2008
Medicaid and CHIP	84.8%	79.2%
ABD and Medicare	81.4	97.5
Specialty Services	78.3	84.1
Total	83.5	82.7

Our consolidated HBR for the three months ended March 31, 2009 was 83.5%, an increase of 0.8% over 2008.  The increase is a result of the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 during the first quarter of 2008.  The retroactive Georgia premium rate increase in the first quarter of 2008 had the effect of decreasing the HBR for this period by 2.4%.  Adjusting for the impact due to the Georgia rate increase, our HBR decreased from 85.1% in 2008 to 83.5% in 2009.  This is due to a decrease in respiratory illness as a result of a lighter cold and flu season. Sequentially, our consolidated HBR increased from 82.3% in the 2008 fourth quarter to 83.5% as a result of normal seasonality.

Cost of Services

Our cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager’s external revenues. Cost of services also includes costs associated with providing service to our non-risk members as well as all direct costs to support the functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the professionals and teachers who provide the services and expenses associated with facilities and equipment used to provide services.

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

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenues and Service revenues, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the three months ended March 31, 2009 and 2008 were 13.5% and 12.6%, respectively.  The ratio in 2008 reflects a 0.4% decrease due to the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 during the first quarter of 2008.  The G&A expense ratio increased as a result of new business initiatives including the acquisition of Celtic and the consolidation of Access.

Other Income (Expense)

The following table summarizes the components of other income (expense), net (in millions):

	Three Months Ended March 31,
	2009	2008
Investment income	$ 3.6	$ 5.2
Earnings from equity method investee	—	2.4
Interest expense	(4.0)	(4.0)
Other income (expense), net	$ (0.4)	$ 3.6

Other income (expense) consists principally of investment income from our cash and investments, our equity in earnings of investments, and interest expense on our debt.  Investment income decreased $1.6 million in the three months ended March 31, 2009, over the comparable period in 2008.  The decrease in 2009 was due to an overall decline in market interest rates.  Earnings from equity method investee decreased due to the presentation of our investment in Access as a consolidated subsidiary beginning in 2009.

Income Tax Expense

Our effective tax rate in the first quarter of 2009 was 35.5% compared to 37.5% in 2008.  The decrease was primarily due to lower state taxes and the adoption of FASB Statement No. 160 since Access is taxed as a partnership and does not provide for income taxes under FASB Statement No. 109.

Discontinued Operations

In November 2008, we announced our intention to sell certain assets of University Health Plans, Inc, or UHP, our New Jersey health plan.  Accordingly, the results of operations for UHP are reported as discontinued operations for all periods presented.  UHP was previously reported in the Medicaid Managed Care segment.  In November 2008, we announced a definitive agreement to sell certain assets of our New Jersey health plan to AMERIGROUP New Jersey, or AGPNJ.  In December 2008, AGPNJ sent us a termination notice.  We have filed a complaint seeking specific performance of the contract and damages.  Additional information regarding this matter is included in “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

Net earnings (losses) from discontinued operations were a net loss of $0.4 million for the three months ended March 31, 2009 compared to earnings of $0.7 million in the same period of 2008.  The assets and liabilities of the discontinued business are segregated in the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the three months ended March 31, 2009 and 2008, that we use throughout our discussion of liquidity and capital resources (in millions).

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$23.4	$26.7
Net cash used in investing activities	(85.0)	(37.2)
Net cash provided by financing activities	24.7	5.7
Net decrease in cash and cash equivalents	$(36.9)	$(4.8)

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $23.4 million in the three months ended March 31, 2009 compared to $26.7 million in the comparable period in 2008.  The decrease was primarily due to the recognition and receipt of the $20.8 million Georgia premium rate increase effective July 1, 2007 during the first quarter of 2008 offset by increased profitability in 2009.

Our investing activities used cash of $85.0 million in the three months ended March 31, 2009 compared to $37.2 million in the comparable period in 2008.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  As of March 31, 2009, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.0 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity and other observable inputs.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $11.2 million and $19.9 million in the three months ended March 31, 2009 and 2008, respectively, on capital assets consisting primarily of property, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  The expenditures in 2008 include the cost of property purchased contiguous to our corporate headquarters as part of our plan to expand our corporate headquarters to accommodate future company growth.  Exclusive of our real estate development discussed below, we anticipate spending an additional $18 million on capital expenditures in 2009 primarily associated with system enhancements and market expansions.

In 2009, our capital expenditures included $2.8 million for costs associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  We are currently negotiating our arrangement as a joint venture partner in an entity that will develop the properties.  If the Company is unable to complete the development or if the Company delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows.  Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

Our financing activities provided cash of $24.7 million and $5.7 million in the three months ended March 31, 2009 and 2008, respectively.  During 2009 and 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.

At March 31, 2009, we had working capital, defined as current assets less current liabilities, of $(44.2) million, as compared to $25.4 million at December 31, 2008.  Our working capital was negative at March 31, 2009 due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, were classified as long-term.  In addition, our $20.5 million Revolving Loan Agreement expires on January 1, 2010, resulting in a reclassification of $20.4 million from long-term debt to the current portion of long-term debt.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $410.0 million at March 31, 2009 and $480.4 million at December 31, 2008.  Long-term investments were $435.6 million at March 31, 2009 and $341.7 million at December 31, 2008, including restricted deposits of $12.8 million and $9.3 million, respectively.  At March 31, 2009, cash and investments held by our unregulated entities totaled $28.9 million while cash and investments held by our regulated entities totaled $816.8 million.  Additionally, we held regulated cash and investments of $29.6 million from discontinued operations.  Upon completion of the sale of assets of UHP and the subsequent payment of medical claims liabilities and other liabilities at the closing date, substantially all of the remaining regulated cash of UHP will be transferred to our unregulated cash.

We have a $300 million Revolving Credit Agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of March 31, 2009, we had $88.5 million in borrowings outstanding under the agreement and $24.2 million in letters of credit outstanding, leaving availability of $187.3 million.  As of March 31, 2009, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of March 31, 2009, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2008, the repurchase program was extended through October 31, 2009, but we reserve the right to suspend or discontinue the program at any time.  During the three months ended March 31, 2009, we repurchased 19,485 shares at an average price of $20.89.  We have established a trading plan with a registered broker to repurchase shares under certain market conditions.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the three months ended March 31, 2009.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2009, our subsidiaries, including UHP, had aggregate statutory capital and surplus of $420.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $261.0 million and we estimate our Risk Based Capital, or RBC, percentage to be 355% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2009, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 2009, we adopted FASB Statement No.141 (revised 2007), Business Combinations.  The purpose of the statement is to replace current guidance in FASB Statement No.141, to better represent the economic value of a business combination transaction. The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) requires that excess to be recognized as a gain attributable to the acquirer.

Effective January 1, 2009, we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  As discussed in Part I, Item 1. Financial Statements, Note 2, Basis of Presentation, the noncontrolling interest of Access is presented within stockholders’ equity.

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSN, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP.  The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The FSP will be effective for us for the quarter ended June 30, 2009.  We are currently evaluating the impact of adopting the FSP.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A.  “Risk Factors,” and Part I, Item 1 “Legal Proceedings.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

Item 1A “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations.  We disclaim any current intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Due to these important factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2009, we had short-term investments of $75.4 million and long-term investments of $435.6 million, including restricted deposits of $12.8 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2009, the fair value of our fixed income investments would decrease by approximately $11.5 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business.”  Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On January 8, 2009, we filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against AMERIGROUP New Jersey, or AGPNJ, and a tortious interference with contract claim against AMERIGROUP Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of University Health Plan’s or, UHP’s, business.  In December 2008, AGPNJ sent us a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  We are contesting whether a material adverse effect occurred and correspondingly the propriety and validity of the purported termination, and are seeking to obtain specific performance of the contract and damages.

On April 20, 2009, AMERIGROUP Corporation and AGPNJ answered the complaint and filed a counterclaim alleging that there had been misrepresentations and/or omissions of material fact made by or on behalf of UHP and us.  We believe that the counterclaim is without merit.  While the results of litigation cannot be predicted with certainty, we believe that the final outcome of the counterclaim will not have a material adverse effect on our financial condition, results of operations or liquidity.

In May 2008, the Internal Revenue Services, or IRS, began an audit of our 2006 and 2007 tax returns.  As a result of this audit, the IRS has initially denied the $34,856 tax benefit we recognized for the abandonment of the FirstGuard stock in 2007.  We are proceeding with the appeals process and believe that it is more likely than not that our tax position will be upheld.   Accordingly, we have not made any adjustments to our FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, reserve for this position.

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

Risks Related to Being a Regulated Entity

Reduction in Medicaid, CHIP and ABD funding could substantially reduce our profitability.

Most of our revenues come from Medicaid, CHIP and ABD premiums.  The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories.  Future levels of Medicaid, CHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.  Additionally, state and federal entities may make changes to the design of their Medicaid programs resulting in the cancellation or modification of these programs.

For example, in August 2007, the Centers for Medicare & Medicaid Services, or CMS, published a final rule regarding the estimation and recovery of improper payments made under Medicaid and CHIP.  This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and CHIP and create national and state specific error rates.  States must provide information to measure improper payments in Medicaid and CHIP for managed care and fee-for-service.  Each state will be selected for review once every three years for each program.  States are required to repay CMS the federal share of any overpayments identified.

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

States also periodically consider reducing or reallocating the amount of money they spend for Medicaid, CHIP, Foster Care and ABD.  The current adverse economic conditions have, and are expected to continue to, put pressures on state budgets as tax and other state revenues decrease while the Medicaid eligible population increases, creating more need for funding.  We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases. In recent years, the majority of states have implemented measures to restrict Medicaid, CHIP, Foster Care and ABD costs and eligibility.  If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Changes to Medicaid, CHIP, Foster Care and ABD programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business.  We believe that reductions in Medicaid, CHIP, Foster Care and ABD payments could substantially reduce our profitability.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

If CHIP is not reauthorized or states face shortfalls, our business could suffer.

Federal support for CHIP has been authorized through 2013.  We cannot be certain that CHIP will be reauthorized when current funding expires in 2013, and if it is, what changes might be made to the program following reauthorization.  Thus, we cannot predict the impact that reauthorization will have on our business.

States receive matching funds from the federal government to pay for their CHIP programs, which matching funds have a per state annual cap.  Because of funding caps, there is a risk that these states could experience shortfalls in future years, which could have an impact on our ability to receive amounts owed to us from states in which we have CHIP contracts.

If any of our state contracts are terminated or are not renewed, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between June 30, 2009 and December 31, 2010.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

If we are unable to participate in CHIP programs, our growth rate may be limited.

CHIP is a federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs.  The programs vary significantly from state to state.  Participation in CHIP programs is an important part of our growth strategy.  If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

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

Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare.  In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.  Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, CHIP, Foster Care and ABD programs.  If we were to become subject to these penalties or exclusions as the result of our actions or omissions or our inability to monitor the compliance of our providers, it would negatively affect our ability to operate our business.

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

Changes in funding for Medicaid may affect our business.  For example, on May 29, 2007, CMS issued a final rule that would reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding.  By restricting the use of intergovernmental transfers, this rule may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.  On May 25, 2007, President Bush signed an Iraq war supplemental spending bill that included a one-year moratorium on the effectiveness of the final rule.  On May 23, 2008, the United States District Court for the District of Columbia vacated the final rule as improperly promulgated.  On June 30, 2008, President Bush signed another Iraq war supplemental spending bill that extended the moratorium on taking any actions to finalize the final rule until April 1, 2009.  We cannot predict whether the rule will ever be finalized or otherwise implemented and if it is, what impact it will have on our business.

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

As of March 31, 2009, we had $410.0 million in cash, cash equivalents and short-term investments and $435.6 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operations or liquidity.

As of March 31, 2009, we had $437.5 million of investments in state and municipal securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have been experiencing extreme volatility and disruption over the past year.  The availability of credit, from virtually all types of lenders, has been severely restricted.  Such conditions may persist throughout 2009 and beyond.  In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, including costs related to our corporate headquarters’ project, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms or at all.  We believe that if credit could be obtained, the terms and costs of such credit could be significantly less favorable to us than what was obtained in our most recent financings.

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

An unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business.

As part of our normal operations, we collect, process and retain confidential member information.  We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act.  The American Recovery and Reinvestment Act of 2009 further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations.  Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

In 2008, our capital expenditures included $27.0 million for land and fees associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  We are currently negotiating our arrangement as a joint venture partner in an entity that will develop the properties.  Due to the global financial crisis and disruptions in the capital and credit markets, we may be unable to complete this project under economically feasible terms.  If the Company is unable to complete the development or if the Company delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows.   For example, in 2007 we abandoned a previously planned redevelopment project and recorded a pre-tax impairment charge of $7.2 million.  Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities [1] First Quarter 2009
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	—		$—	—	1,934,481
February 1 – February 28, 2009	18,885	[2]	21.08	—	1,934,481
March 1 – March 31, 2009	600		15.03	600	1,933,881
TOTAL	19,485		$20.89	600	1,933,881

(1) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2009.
(2) Shares acquired in February 2009 represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment L (Version 1.12) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.2	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 28, 2009.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ERIC R. SLUSSER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)