Form 10-Q
period 2009-06-30
CENTENE CORP
filed 2009-07-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
  Yes  ☐    No  ☒

As of July 17, 2009, the registrant had 45,357,834 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$382,700	$370,999
Cash and cash equivalents of discontinued operations	1,799	8,100
Total cash and cash equivalents	384,499	379,099
Premium and related receivables, net of allowance for uncollectible accounts of $48 and $595, respectively	157,863	92,531
Short-term investments, at fair value (amortized cost $60,749 and $108,469, respectively)	61,217	109,393
Other current assets	73,686	75,333
Current assets of discontinued operations other than cash	8,499	9,987
Total current assets	685,764	666,343
Long-term investments, at fair value (amortized cost $387,166 and $329,330, respectively)	394,395	332,411
Restricted deposits, at fair value (amortized cost $14,436 and $9,124, respectively)	14,526	9,254
Property, software and equipment, net of accumulated depreciation of $88,469 and $74,194, respectively	194,277	175,858
Goodwill	218,121	163,380
Intangible assets, net	22,714	17,575
Other long-term assets	28,957	59,083
Long-term assets of discontinued operations	27,455	27,248
Total assets	$1,586,209	$1,451,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$394,787	$373,037
Accounts payable and accrued expenses	181,605	219,566
Unearned revenue	62,958	17,107
Current portion of long-term debt	243	255
Current liabilities of discontinued operations	23,851	31,013
Total current liabilities	663,444	640,978
Long-term debt	288,513	264,637
Other long-term liabilities	48,678	43,539
Long-term liabilities of discontinued operations	557	726
Total liabilities	1,001,192	949,880

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 45,344,717 and 45,071,179 shares, respectively	45	45
Additional paid-in capital	273,029	263,835
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,081	3,152
Retained earnings	313,924	275,236
Treasury stock, at cost (2,369,133 and 2,083,415 shares, respectively)	(46,405)	(40,996)
Total Centene stockholders’ equity	545,674	501,272
Noncontrolling interest	39,343	—
Total stockholders’ equity	585,017	501,272
Total liabilities and stockholders’ equity	$1,586,209	$1,451,152

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Premium	$909,698	$783,996	$1,794,704	$1,520,810
Service	21,591	18,466	45,440	38,996
Premium and service revenues	931,289	802,462	1,840,144	1,559,806
Premium tax	108,180	21,468	131,760	43,352
Total revenues	1,039,469	823,930	1,971,904	1,603,158
Expenses:
Medical costs	755,706	650,878	1,495,046	1,260,252
Cost of services	14,559	14,437	30,521	30,613
General and administrative expenses	129,221	109,270	251,500	204,763
Premium tax	108,548	21,468	132,490	43,352
Total operating expenses	1,008,034	796,053	1,909,557	1,538,980
Earnings from operations	31,435	27,877	62,347	64,178
Other income (expense):
Investment and other income	4,418	5,434	8,031	13,016
Interest expense	(4,160)	(4,065)	(8,146)	(8,059)
Earnings from continuing operations, before income tax expense	31,693	29,246	62,232	69,135
Income tax expense	11,789	11,363	22,634	26,319
Earnings from continuing operations, net of income tax expense	19,904	17,883	39,598	42,816
Discontinued operations, net of income tax (benefit) expense of $(196), $(116), $(356) and $148, respectively	(485)	320	(934)	1,010
Net earnings	19,419	18,203	38,664	43,826
Noncontrolling interest (loss)	(811)	―	(24)	―
Net earnings attributable to Centene Corporation	$20,230	$18,203	$38,688	$43,826

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$20,715	$17,883	$39,622	$42,816
Discontinued operations, net of income tax (benefit) expense	(485)	320	(934)	1,010
Net earnings	$20,230	$18,203	$38,688	$43,826

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.48	$0.41	$0.92	$0.99
Discontinued operations	(0.01)	0.01	(0.02)	0.02
Earnings per common share	$0.47	$0.42	$0.90	$1.01
Diluted:
Continuing operations	$0.47	$0.40	$0.90	$0.96
Discontinued operations	(0.01)	0.01	(0.02)	0.02
Earnings per common share	$0.46	$0.41	$0.88	$0.98

Weighted average number of shares outstanding:
Basic	43,001,157	43,375,944	43,034,390	43,457,076
Diluted	44,242,339	44,275,601	44,240,071	44,516,890

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2008	45,071,179	$45	$263,835	$3,152	$275,236	2,083,415	$(40,996)	$—	$501,272
Consolidation of Access Health Solutions LLC	—	—	—	—	—	—	—	29,144	29,144
Consolidation of Centene Center LLC	—	—	—	—	—	—	—	17,400	17,400
Comprehensive Earnings:
Net earnings	—	—	—	—	38,688	—	—	(24)	38,664
Change in unrealized investment gains, net of $1,322 tax	—	—	—	1,929	—	—	—	—	1,929
Total comprehensive earnings									40,593
Common stock issued for employee stock compensation and employee stock purchase plan	273,538	—	1,568	—	—		—	—	1,568
Common stock repurchases	—	—	—	—	—	287,718	(5,447)	—	(5,447)
Treasury stock issued for compensation	—		—	—	—	(2,000)	38		38
Stock compensation expense	—	—	7,611	—	—	—	—	—	7,611
Excess tax benefits from stock compensation	—	—	15	—	—	—	—	—	15
Conversion fee[1]	—	—	—	—	—	—	—	(5,428)	(5,428)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(1,749)	(1,749)
Balance, June 30, 2009	45,344,717	$45	$273,029	$5,081	$313,924	2,369,133	$(46,405)	$39,343	$585,017

(1)
Conversion fee represents additional purchase price to noncontrolling holders of Access Health Solutions LLC  for the transfer of membership to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$38,664		$43,826
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	20,892		16,229
Stock compensation expense	7,611		7,839
Loss (gain) on sale of investments, net	450		(201)
Deferred income taxes	1,512		11,879
Changes in assets and liabilities —
Premium and related receivables	(23,327)		(23,144)
Other current assets	1,357		(4,294)
Other assets	(608)		(1,671)
Medical claims liabilities	16,369		27,316
Unearned revenue	44,129		(38,753)
Accounts payable and accrued expenses	(48,653)		45,907
Other operating activities	3,723		1,743
Net cash provided by operating activities	62,119		86,676
Cash flows from investing activities:
Capital expenditures	(29,833)		(34,581)
Purchases of investments	(415,052)		(172,873)
Sales and maturities of investments	377,320		210,277
Investments in acquisitions, net of cash acquired, and investment in equity method investee	(7,621)		(7,818)
Net cash used in investing activities	(75,186)		(4,995)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,109		3,029
Proceeds from borrowings	288,000		56,005
Payment of long-term debt	(264,135)		(41,287)
Dividend to noncontrolling interest	(1,749)		―
Contribution from noncontrolling interest	1,042		―
Excess tax benefits from stock compensation	15		2,792
Common stock repurchases	(5,447)		(13,316)
Debt issue costs	(368)		―
Net cash provided by financing activities	18,467		7,223
Net increase in cash and cash equivalents	5,400		88,904
Cash and cash equivalents, beginning of period	379,099		268,584
Cash and cash equivalents, end of period	$384,499		$357,488

Supplemental disclosures of cash flow information:
Interest paid	$7,658		$7,590
Income taxes paid	$31,512		$15,966

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$5,107	$	―

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Organization and Operations

Centene Corporation, or the Company, is a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled program, or ABD.  The Specialty Services segment provides related services, including behavioral health,  life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management, to state programs, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company’s own subsidiaries.  The  Specialty Services segment also provides a full range of healthcare solutions for individuals and the rising number of uninsured Americans.

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2008.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2008 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Beginning January 1, 2009, the Company has presented the investment in Access Health Solutions LLC, or Access, as a consolidated subsidiary in its financial statements.  Prior to January 1, 2009, Access had been recorded under the equity method of accounting.  We recently determined that we should have accounted for our investment in Access as a consolidated subsidiary since July 1, 2007.  The impact of the difference in presentation is not material to our financial statements for any prior period.  As a result of the presentation of Access as a consolidated subsidiary beginning January 1, 2009, cash flows from investing activities increased by by $4,839 to reflect the cash held by Access on January 1, 2009.  In accordance with Financial Accounting Standards Board, or FASB, Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (Accounting Standards Codification, or ASC, subtopic 810-10, Consolidation), the noncontrolling interest of Access is presented within stockholders’ equity.

Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported. Any material subsequent events have been considered for disclosure through the filing date of this Form 10-Q.

3. Recent Accounting Pronouncements

 Effective January 1, 2009, the Company adopted FASB Statement No.141 (revised 2007), Business Combinations (ASC 805-10, Business Combinations).  The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; and (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values.  The adoption of FASB Statement No. 141 (revised 2007) had an immaterial impact on the Company.

Effective January 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10, Consolidation), which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that existed in accounting by requiring transactions between an entity and noncontrolling interests be treated as equity transactions.  As discussed in Note 2, Basis of Presentation, and Note 7, Centene Center LLC, the noncontrolling interest in Access and Centene Center LLC is presented within stockholders’ equity.

In April 2009, FASB issued Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP (ASC 320-10, Investments – Debt and Equity Securities).  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  The adoption of the FSP did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. To facilitate the transition to the new ASC references, the Company has included the new codification references in addition to the original GAAP reference throughout this filing.  As the ASC is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46R, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited.  The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and related disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

4. Discontinued Operations: University Health Plans, Inc.

In November 2008, the Company announced its intention to sell certain assets of its New Jersey health plan, University Health Plans, Inc., or UHP.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008.  UHP was previously reported in the Medicaid Managed Care segment.  The Company expects the sale to be completed within 12 months.  The total revenue associated with UHP included in results from discontinued operations was $35.1 million and $36.1 million for the three months ended June 30, 2009 and 2008, respectively, and $72.1 million and $73.5 million for the six months ended June 30, 2009 and 2008, respectively.  Additional information regarding the sale of UHP is included in Note 13, Contingencies.

In 2008, the Company conducted an impairment analysis of the assets of UHP.  The impairment analysis resulted in an impairment charge associated with property, software and equipment of $2,546.  During the six months ending June 30, 2009, the Company incurred additional restructuring costs primarily related to employee retention programs.  In total, the Company has incurred $2,464 of restructuring costs.  The change in the restructuring cost liability for UHP is summarized as follows:

Balance, December 31, 2008	$1,110
Incurred	1,354
Paid	(200)
Balance, June 30, 2009	$2,264

5. Acquisitions

2009 Acquisitions

•
Access.  In July 2007, the Company acquired a 49% ownership interest in Access, a Medicaid managed care entity in Florida.  The Company accounted for its investment in Access using the equity method of accounting through December 31, 2008.  During the quarter ended March 31, 2009, the Company began presenting its investment in Access as a consolidated subsidiary in our financial statements. The consolidation of Access resulted in goodwill of approximately $44,600, and other identified intangible assets of approximately $5,400.    In 2009, the Company paid an additional $5,428 conversion fee for the transfer of membership from Access to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

•
Additional 2009 Acquisitions.  The Company acquired assets of the following entities: Pediatric Associates LLC, effective February 2009, and AMERIGROUP Community Care of South Carolina, Inc., effective March 2009.  The Company paid a total of approximately $10,000 in cash for these acquisitions.  Goodwill of approximately $8,500 and other identifiable intangible assets of approximately $1,500 were included in the Medicaid Managed Care segment, all of which is deductible for income tax purposes.

2008 Acquisitions

•
Celtic Insurance Company.  On July 1, 2008, the Company acquired Celtic Insurance Company, or Celtic.  The Company paid approximately $82,100 in cash and related transaction costs, net of unregulated cash acquired.  In conjunction with the closing of the acquisition, Celtic paid to the Company an extraordinary dividend of $31,411 in July 2008.  Goodwill of $24,300 and other identifiable intangible assets of $8,600 were included in the Specialty Services segment.

6. Goodwill

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2008	$51,548	$111,832	$163,380
Acquisitions	53,049	1,692	54,741
Balance as of June 30, 2009	$104,597	$113,524	$218,121

Increases to goodwill in 2009 were related to the presentation of Access as a consolidated subsidiary and the acquisitions discussed in Note 5, Acquisitions.

7. Centene Center LLC

In June 2009, the Company executed an agreement as a 50% joint venture partner in a real estate development entity, Centene Center LLC, related to the construction of a new corporate headquarters facility.  Centene Center LLC is a variable interest entity, or VIE, as defined by FIN 46R (ASC 810-10, Consolidation).  When evaluating whether the Company is the primary beneficiary of a VIE and must therefore consolidate the entity, the Company performs a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interest held by other parties.  The Company concluded it was the primary beneficiary and, accordingly, the Company’s consolidated financial statements include the accounts of Centene Center LLC.  The Company’s variable interest in Centene Center LLC includes an equity investment of $17,400.  Centene Center LLC has posted a $1,750 letter of credit to a tenant of the development, collateralized by a portion of the entity’s cash balances.  The assets and liabilities of Centene Center LLC as of June 30, 2009 are as follows (on a 100% basis):

Centene Center LLC
Total Assets	$57,705
Total Liabilities	22,905

Equity
Centene Corporation (50% ownership)	$17,400
Joint venture partners (50% ownership)	17,400
Total equity	$34,800

As part of financing the real estate development, the joint venture executed a $95,000 construction loan due June 1, 2011.  The Company and its development partners have guaranteed up to $65,000 each associated with this construction loan.  As of June 30, 2009, there were no amounts outstanding under this loan.  Additional information regarding the construction loan is included in Note 10, Debt.

8. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits available for sale by investment type consist of the following:

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$7,290	$96	$(1)	$7,385	$4,054	$130	$—	$4,184
Corporate securities	34,867	427	(242)	35,052	47,733	74	(1,154)	46,653
State and municipal securities	392,160	8,222	(480)	399,902	360,638	5,964	(11)	366,591
Equity securities	9,521	192	(427)	9,286	7,183	17	(885)	6,315
Money market funds	4,018	—	—	4,018	12,988	—	—	12,988
Life insurance contracts	14,495	—	—	14,495	14,327	—	—	14,327
Total	$462,351	$8,937	$(1,150)	$470,138	$446,923	$6,185	$(2,050)	$451,058

The Company monitors investments for other than temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  Based on management’s intent and ability to not sell these investments prior to their anticipated recovery, no other than temporary impairment has been recorded in the six months ended June 30, 2009.  Investments in a gross unrealized loss position at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$(1)	$540	$—	$—	$—	$314	$—	$—
Corporate securities	(235)	2,206	(7)	125	(1,071)	20,898	(83)	2,072
State and municipal securities	(479)	79,495	(1)	100	(9)	3,798	(2)	101
Equity securities	(427)	2,313	—	—	(885)	2,658	—	—
Total	$(1,142)	$84,554	$(8)	$225	$(1,965)	$27,668	$(85)	$2,173

The contractual maturities of short-term and long-term investments and restricted deposits as of June 30, 2009, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$60,749	$61,217	$7,549	$7,552
One year through five years	287,668	294,969	6,887	6,974
Five years through ten years	46,351	46,482	—	—
Greater than ten years	53,147	52,944	—	—
Total	$447,915	$455,612	$14,436	$14,526

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2008, are as follows:
	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$108,469	$109,393	$6,038	$6,044
One year through five years	181,958	185,867	3,086	3,210
Five years through ten years	56,936	56,188	—	—
Greater than ten years	90,436	90,356	—	—
Total	$437,799	$441,804	$9,124	$9,254

Actual maturities may differ from contractual maturities due to call or prepayment options.  Equity securities and life insurance contracts are included in the five years through ten years category.

The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gains	$173	$355	$553	$572
Losses	(164)	(182)	(983)	(371)

Additional information regarding investments is included in Note 9, Fair Value Measurements.

9. Fair Value Measurements

The Company adopted FASB Statement No. 157, Fair Value Measurements (ASC 820-10, Fair Value Measurements and Disclosures), for financial assets and liabilities on January 1, 2008.  Under FASB Statement No. 157, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Level inputs, as defined by FASB Statement No.157, are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,385	$	―	$	―	$7,385
Corporate securities	32,858		―		―	32,858
State and municipal securities	399,901		―		―	399,901
Equity securities	3,372		―		―	3,372
Total	$443,516	$	―	$	―	$443,516

The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The aggregate carrying amount of all cost-method investments was $26,622 as of June 30, 2009.

10. Debt

Debt consists of the following:
	June 30, 2009	December 31, 2008
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	87,000	63,000
$20,500 revolving loan agreement	20,364	20,364
Capital leases	6,392	6,528
Joint venture construction loan	―	―
Total debt	288,756	264,892
Less current maturities	(243)	(255)
Long-term debt	$288,513	$264,637

$20,500 Revolving Loan Agreement

In July 2009, the Company paid off the $20,364 balance of this loan agreement and refinanced the balance with another bank.  As a result of this refinancing subsequent to June 30, 2009, the entire $20,364 is classified as long-term debt.

Joint Venture Construction Loan

In June 2009, the Company and its development partners executed a $95,000 construction loan associated with the construction of a real estate development to include the Company’s corporate headquarters.  The construction loan is due June 1, 2011 and bears interest at the LIBOR rate plus 4%.  The loan may be extended for two additional one year terms.  The Company and its development partners have each guaranteed up to $65,000 associated with the construction loan.  The agreement contains non-financial and financial covenants, including requirements for the Company to maintain a specified net worth.  As of June 30, 2009, there were no amounts outstanding under the construction loan.

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$20,715	$17,883	$39,622	$42,816
Discontinued operations, net of tax	(485)	320	(934)	1,010
Net earnings	$20,230	$18,203	$38,688	$43,826
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,001,157	43,375,944	43,034,390	43,457,076
Common stock equivalents (as determined by applying the treasury stock method)	1,241,182	899,657	1,205,681	1,059,814
Weighted average number of common shares and potential dilutive common shares outstanding	44,242,339	44,275,601	44,240,071	44,516,890

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.48	$0.41	$0.92	$0.99
Discontinued operations	(0.01)	0.01	(0.02)	0.02
Earnings per common share	$0.47	$0.42	$0.90	$1.01

Diluted:
Continuing operations	$0.47	$0.40	$0.90	$0.96
Discontinued operations	(0.01)	0.01	(0.02)	0.02
Earnings per common share	$0.46	$0.41	$0.88	$0.98

The calculation of diluted earnings per common share for the three and six months ended June 30, 2009 excludes the impact of 2,538,599 and 2,537,990 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.  The calculation of diluted earnings per common share for the three and six months ended June 30, 2008 excludes the impact of 3,127,400 and 2,824,000 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

12. Stockholders’ Equity

In October 2008, the Company’s board of directors extended the November 2005 stock repurchase program, authorizing the Company to repurchase up to 4,000,000 shares of common stock from time to time on the open market or through privately negotiated transactions.  The repurchase program expires October 31, 2009, but the Company reserves the right to suspend or discontinue the program at any time.  During the six months ended June 30, 2009, the Company repurchased 287,718 shares at an average price of $18.93 and an aggregate cost of $5,447.

13. Contingencies

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

In May 2008, the Internal Revenue Services began an audit of the Company’s 2006 and 2007 tax returns.  As a result of this audit, the IRS has initially denied the $34,856 tax benefit the Company recognized for the abandonment of the FirstGuard stock in 2007.  The Company is proceeding with the appeals process and believes that it is more likely than not that the Company’s tax position will be upheld.   Accordingly, the Company has not made any adjustments to the reserve for this position.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

14. Segment Information

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

Segment information for the three months ended June 30, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$923,109	$116,360	$—	$1,039,469
Revenue from internal customers	16,450	132,096	(148,546)	—
Total revenue	$939,559	$248,456	$(148,546)	$1,039,469

Earnings from operations	$21,347	$10,088	$—	$31,435

Segment information for the three months ended June 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$753,006	$70,924	$—	$823,930
Revenue from internal customers	15,026	122,042	(137,068)	—
Total revenue	$768,032	$192,966	$(137,068)	$823,930

Earnings from operations	$23,967	$3,910	$—	$27,877

Segment information for the six months ended June 30, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,741,776	$230,128	$—	$1,971,904
Revenue from internal customers	32,124	266,172	(298,296)	—
Total revenue	$1,773,900	$496,300	$(298,296)	$1,971,904

Earnings from operations	$38,090	$24,257	$—	$62,347

Segment information for the six months ended June 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,461,685	$141,473	$—	$1,603,158
Revenue from internal customers	29,704	228,678	(258,382)	—
Total revenue	$1,491,389	$370,151	$(258,382)	$1,603,158

Earnings from operations	$54,204	$9,974	$—	$64,178

15. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains (losses) on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$19,419	$18,203	$38,664	$43,826

Reclassification adjustment, net of tax	(76)	126	(138)	151
Change in unrealized gains (losses) on investments, net of tax	21	(1,514)	2,067	—
Total change	(55)	(1,388)	1,929	151

Comprehensive earnings	19,364	16,815	40,593	43,977
Comprehensive (loss) attributable to the noncontrolling interest	(811)	—	(24)	—
Comprehensive earnings attributable to Centene Corporation	$20,175	$16,815	$40,617	$43,977

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

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments.  The Medicaid Managed Care segment provides Medicaid and Medicaid-related programs to organizations and individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, and, Supplemental Security Income including Aged, Blind or Disabled programs, or ABD. The Specialty Services segment provides specialty services, including behavioral health, life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management, to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our Specialty Services segment also provides a full range of healthcare solutions for individuals and the rising number of uninsured Americans.

During 2008, we announced our intention to sell certain assets of University Health Plans, Inc., or UHP, our New Jersey health plan.  Unless specifically noted, with the exception of cash flow information, the discussions below are in the context of continuing operations, and therefore, exclude our New Jersey health plan, UHP.  The results of operations for UHP are classified as discontinued operations for all periods presented.

The first quarter of 2008 included $20.8 million of premium revenue for the Georgia premium rate increase for July 1, 2007 through December 31, 2007.  All 2008 ratios and year over year changes discussed below are inclusive of this revenue.  Our second quarter performance for 2009 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,289,000.
—	Total revenues of $1,039.5 million.
—	Health Benefits Ratio, or HBR, of 83.1%.
—	General and Administrative, or G&A, expense ratio of 13.9%.
—	Operating earnings of $31.4 million.
—	Diluted earnings per share of $0.47.
—	Operating cash flows of $38.7 million.

The following new contracts and acquisitions contributed to our growth over the last year:

—	In March 2009, we completed the acquisition of certain assets of AMERIGROUP Community Care of South Carolina, Inc. We now serve 46,000 at-risk members in South Carolina at June 30, 2009.
—
In February 2009, we began converting non-risk managed care membership in Florida from Access Health Solutions LLC, or Access, to our new subsidiary, Sunshine State Health Plan on an at-risk basis.  We previously acquired a 49% ownership interest in Access in July 2007.  At June 30, 2009, we served 22,300 members on an at-risk basis while Access served 110,100 members on a non-risk basis.  Beginning January 1, 2009, we have presented our investment in Access as a consolidated subsidiary.

—	In October 2008, we began operating under our contract in Arizona to provide Acute Care services in Yavapai county, with 16,200 members at June 30, 2009.
—	Effective July 1, 2008, we completed the acquisition of Celtic, a health insurance carrier focused on the individual health insurance market.

We have a new opportunity to continue our growth through the following:

—
In March 2009, we were awarded a contract to manage health care services for Massachusetts residents who lack access to traditional public or private health insurance.  Effective July 1, 2009, we began serving the Central, Northern, Boston and Southern regions operating as CeltiCare Health Plan of Massachusetts.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):

	Three Months Ended June 30,			Six months Ended June 30,
	2009	2008	% Change 2008-2009	2009	2008	% Change 2008-2009
Premium	$909.7	$784.0	16.0%	$1,794.7	$1,520.8	18.0%
Service	21.6	18.5	16.9%	45.4	39.0	16.5%
Total premium and service revenues	931.3	802.5	16.1%	1,840.1	1,559.8	18.0%
Premium tax	108.2	21.5	403.9%	131.8	43.4	203.9%
Total revenues	1,039.5	824.0	26.2%	1,971.9	1,603.2	23.0%
Medical costs	755.7	650.9	16.1%	1,495.1	1,260.3	18.6%
Cost of services	14.6	14.4	0.8%	30.5	30.6	(0.3)%
General and administrative expenses	129.2	109.3	18.3%	251.5	204.8	22.8%
Premium tax expense	108.5	21.5	405.6%	132.5	43.4	205.6%
Earnings from operations	31.5	27.9	12.8%	62.3	64.1	(2.9)%
Investment and other income, net	0.2	1.4	(81.2)%	(0.1)	5.0	(102.3)%
Earnings from continuing operations, before income tax expense	31.7	29.3	8.4%	62.2	69.1	(10.0)%
Income tax expense	11.8	11.4	3.7%	22.6	26.3	(14.0)%
Earnings from continuing operations, net of income tax expense	19.9	17.9	11.3%	39.6	42.8	(7.5)%
Discontinued operations, net of income tax (benefit) expense of $(0.2), $(0.1), $(0.4) and $0.1 respectively	(0.5)	0.3	― %	(0.9)	1.0	― %
Net earnings	19.4	18.2	6.7%	38.7	43.8	(11.8)%
Noncontrolling interest (loss)	(0.8)	―	― %	―	―	― %
Net earnings attributable to Centene Corporation	$20.2	$18.2	11.1%	$38.7	$43.8	(11.7)%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.47	$0.40	17.5%	$0.90	$0.96	(6.3)%
Discontinued operations	(0.01)	0.01	(200.0)%	(0.02)	0.02	(200.0)%
Total diluted earnings per common share	$0.46	$0.41	12.2%	$0.88	$0.98	(10.2)%

Revenues and Revenue Recognition

Our Medicaid Managed Care segment generates revenues primarily from premiums we receive from the states in which we operate health plans.  We receive a fixed premium per member per month pursuant to our state contracts.  We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members.  In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership.  Generally, the risk score is determined by the state analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership.  Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  During the second quarter of 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  This $84.7 million increase was recorded as premium tax revenue and expense.  Some contracts allow for additional premium associated with certain supplemental services provided, such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

Our total revenue increased in the three and six months ended June 30, 2009 over the previous year primarily through 1) membership growth, 2) premium rate increases, and 3) growth in our Specialty Services segment.

1.	Membership growth

From June 30, 2008 to June 30, 2009, we increased our at-risk managed care membership by 12.2%.  The following table sets forth our membership by state for our managed care organizations:

	June 30,
	2009	2008
Arizona	16,200	—
Florida	22,300	—
Georgia	292,800	278,800
Indiana	196,100	161,700
Ohio	141,200	137,300
South Carolina	46,000	22,500
Texas	443,200	423,700
Wisconsin	131,200	124,800
Total at-risk membership	1,289,000	1,148,800
Non-risk membership	114,000	3,500
Total	1,403,000	1,152,300

The following table sets forth our membership by line of business:

	June 30,
	2009	2008
Medicaid	958,600	828,700
CHIP & Foster Care	261,400	256,900
ABD & Medicare	69,000	63,200
Total at-risk membership	1,289,000	1,148,800
Non-risk membership	114,000	3,500
Total	1,403,000	1,152,300

From June 30, 2008 to June 30, 2009, our membership increased as a result of growth in all of our states. We increased our membership in Indiana through temporary eligibility determinations and network expansions. In South Carolina, our membership increased as a result of our acquisition of AMERIGROUP South Carolina and the conversion of the state’s fee-for-service members into managed care.  In February 2009, we began converting Access members in Florida to at-risk under our Sunshine State Health Plan.  At June 30, 2009, we had 22,300 at-risk members, while Access continued to serve 110,100 members on a non-risk basis.  We expect to convert a substantial portion of Access membership to at-risk during the third quarter of 2009.  In Texas, we increased our membership through organic growth of the TANF market.  In Arizona, we began providing Acute Care services in Yavapai county during October 2008.  Our membership in Georgia increased as a result of organic growth in the Medicaid market.

2.	Premium rate increases

During the six months ended June 30, 2009, we received premium rate increases in certain markets which yield a 1.2% composite increase across all of our markets.  During the six months ended June 30, 2008, we received premium rate increases in certain markets which yield a 2.2% composite increase across all of our markets.

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia of approximately 3.8% effective July 1, 2007.  The state also mandated service changes, retroactively recalculated certain rate cells and adjusted for duplicate member issues.  We executed this amendment on November 16, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we recorded the additional revenue, retroactive to July 1, 2007, in the first quarter of 2008.  The premium revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.  Approximately $7.3 million of this amount is related to the mandated services, rate cell changes and duplicate member issues, the remaining $13.5 million yields a calculated 3.8% increase.

3.	Specialty Services segment growth

For the three and six months ended June 30, 2009, Specialty Services segment revenue from external customers was $116.4 million and $230.1 million, compared to $70.9 million and $141.5 million for the same prior year periods.  The increase is primarily attributable to the commencement of our acute care business under Bridgeway, the acquisition of Celtic as well as increased membership in our behavioral health company, Cenpatico.

4.      The following table provides supplemental information of other membership categories:

	June 30,
	2009	2008
Cenpatico Behavioral Health:
Arizona	110,500	99,400
Kansas	41,100	40,000
Bridgeway:
Long-term Care	2,400	1,800

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Medicaid and CHIP	83.7%	81.6%	84.2%	80.4%
ABD and Medicare	82.6	88.5	82.0	93.0
Specialty Services	79.8	86.2	79.0	85.2
Total	83.1	83.0	83.3	82.9

Our consolidated HBR for the three and six months ended June 30, 2009 was 83.1% and 83.3%, respectively.  While the change for the three month period as compared to 2008 is relatively flat, the change for the six month ended period as compared to 2008 is an increase of 0.4%.  The increase for the six months ended June 30, 2009 as compared to 2008 is due to the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 during the first quarter of 2008.  The retroactive Georgia premium rate increase in the first quarter of 2008 had the effect of decreasing the HBR for this period by 1.1%.  Adjusting for the impact due to the Georgia rate increase, our HBR decreased from 84.0% in 2008 to 83.3% in 2009.  Sequentially, our consolidated HBR decreased from 83.5% in the 2009 first quarter to 83.1% as a result of normal seasonality.

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

Our G&A expense ratio represents G&A expenses as a percentage of the sum of Premium revenues and Service revenues, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the three and six months ended June 30, 2009 were 13.9% and 13.7%, respectively, compared to 13.6% and 13.1% for the same prior year periods.  The six months ended June 30, 2008 ratio reflects a 0.2% decrease due to the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 during the first quarter of 2008.  The G&A expense ratio increased as a result of new business initiatives including the acquisition of Celtic, the consolidation of Access and the start up of the CeltiCare health plan in Massachusetts.

Other Income (Expense)

The following table summarizes the components of other income (expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income	$4.4	$4.7	$8.0	$9.9
Earnings from equity method investee	—	0.7	—	3.1
Interest expense	(4.2)	(4.0)	(8.1)	(8.0)
Other income (expense), net	$0.2	$1.4	$(0.1)	$5.0

 Investment income decreased $0.3 million and $1.9 million in the three and six months ended June 30, 2009, over the comparable period in 2008.  The decreases are due to the decline in market interest rates.  Earnings from equity method investee decreased due to the presentation of our investment in Access as a consolidated subsidiary beginning in 2009.

Income Tax Expense

Our effective tax rate for the three and six months ended June 30, 2009 was 37.2% and 36.4%, respectively, compared to 38.9% and 38.1% in the comparable periods in 2008.  The decrease was primarily due to lower state taxes and the effect of consolidating Access which is taxed as a partnership and does not provide for income taxes.

Discontinued Operations

In November 2008, we announced our intention to sell certain assets of UHP, our New Jersey health plan.  Accordingly, the results of operations for UHP are reported as discontinued operations for all periods presented.  UHP was previously reported in the Medicaid Managed Care segment.  In November 2008, we announced a definitive agreement to sell certain assets of our New Jersey health plan to AMERIGROUP New Jersey, or AGPNJ.  In December 2008, AGPNJ sent us a termination notice.  We have filed a complaint seeking specific performance of the contract and damages.  Additional information regarding this matter is included in “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

Net earnings (losses) from discontinued operations were a net loss of $0.5 million for the three months ended June 30, 2009 compared to earnings of $0.3 million in the same period of 2008.  Net earnings (losses) from discontinued operations were a net loss of $0.9 million for the six months ended June 30, 2009 compared to earnings of $1.0 million in the same period of 2008. The assets and liabilities of the discontinued business are segregated in the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the six months ended June 30, 2009 and 2008, that we use throughout the discussion of liquidity and capital resources (in millions).

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$62.1	$86.7
Net cash used in investing activities	(75.2)	(5.0)
Net cash provided by financing activities	18.5	7.2
Net increase in cash and cash equivalents	$5.4	$88.9

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $62.1 million in the six months ended June 30, 2009 compared to $86.7 million in the comparable period in 2008.  The decrease was primarily due to the recognition and receipt of the $20.8 million Georgia premium rate increase effective July 1, 2007 during the first quarter of 2008.  Additionally, consistent with prior years, both periods reflect an increase in premium and related receivables related to the June capitation payment from the State of Wisconsin.  The State holds this payment over their fiscal year-end and it was received in July along with the July capitation payment in both years.

Our investing activities used cash of $75.2 million in the six months ended June 30, 2009 compared to $5.0 million in the comparable period in 2008.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  As of June 30, 2009, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.0 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity and other observable inputs.  The states in which we operate prescribe the types of instruments in which our regulated subsidiaries may invest their cash.

We spent $29.8 million and $34.6 million in the six months ended June 30, 2009 and 2008, respectively, on capital assets consisting primarily of building construction, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  Exclusive of our real estate development discussed below, we anticipate spending an additional $13 million on capital expenditures in 2009 primarily associated with system enhancements and market expansions.

In 2009, our capital expenditures included $14.7 million for costs associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  The expenditures in 2008 included the cost of property purchased contiguous to our corporate headquarters.  We anticipate spending an additional $40 million on capital expenditures related to the real estate construction in 2009.  During the second quarter of 2009, we executed an arrangement as a joint venture partner in an entity that will develop the properties.

In June 2009, this joint venture executed a $95 million construction loan associated with the construction of a real estate development to include the corporate headquarters.  The construction loan is due June 1, 2011 and bears interest at the LIBOR rate plus 4%.  The loan may be extended for two additional one year terms.  We and our development partners have each guaranteed up to $65 million associated with the construction loan.  The agreement contains non-financial and financial covenants, including requirements for us to maintain a specified net worth.  As of June 30, 2009, there were no amounts outstanding under the construction loan. Additionally, the joint venture has posted a $1.75 million letter of credit to a tenant of the development, collateralized by a portion of the entity’s cash balances.

Our financing activities provided cash of $18.5 million and $7.2 million in the six months ended June 30, 2009 and 2008, respectively.  During 2009 and 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.

At June 30, 2009, we had working capital, defined as current assets less current liabilities, of $22.3 million, as compared to $25.4 million at December 31, 2008.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $443.9 million at June 30, 2009 and $480.4 million at December 31, 2008.  Long-term investments were $408.9 million at June 30, 2009 and $341.7 million at December 31, 2008, including restricted deposits of $14.5 million and $9.3 million, respectively.  At June 30, 2009, cash and investments held by our unregulated entities totaled $27.0 million while cash and investments held by our regulated entities totaled $825.8 million.  Additionally, we held regulated cash and investments of $23.9 million from discontinued operations.  Upon completion of the sale of assets of UHP and the subsequent payment of medical claims liabilities and other liabilities at the closing date, substantially all of the remaining regulated cash of UHP will be transferred to our unregulated cash.

We have a $300 million Revolving Credit Agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of June 30, 2009, we had $87.0 million in borrowings outstanding under the agreement and $24.1 million in letters of credit outstanding, leaving availability of $188.9 million.  As of June 30, 2009, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of June 30, 2009, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2008, the repurchase program was extended through October 31, 2009, but we reserve the right to suspend or discontinue the program at any time.  During the six months ended June 30, 2009, we repurchased 287,718 shares at an average price of $18.93.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the six months ended June 30, 2009.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

As of June 30, 2009, our subsidiaries, including UHP, had aggregate statutory capital and surplus of $431.0 million, compared with the required minimum aggregate statutory capital and surplus requirements of $267.4 million and we estimate our Risk Based Capital, or RBC, percentage to be 362% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2009, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 2009, we adopted FASB Statement No.141 (revised 2007), Business Combinations (ASC 805-10).  The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; and (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values.  The adoption of FASB Statement No. 141 (revised 2007) had an immaterial impact.

Effective January 1, 2009, we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10), which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, FASB Statement No. 160 eliminates the diversity that existed in accounting by requiring transactions between an entity and noncontrolling interests be treated as equity transactions.  As discussed in Part I, Item 1. Financial Statements, Note 2, Basis of Presentation, the noncontrolling interest in Access is presented within stockholders’ equity.

In April 2009, the FASB issued Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP (ASC 320-10).  The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  The adoption of the FSP did not have a material effect on our financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the ASC is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46R, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited.  We are currently evaluating the impact of adopting this standard on the consolidated financial statements and related disclosures.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of June 30, 2009, we had short-term investments of $61.2 million and long-term investments of $408.9 million, including restricted deposits of $14.5 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2009, the fair value of our fixed income investments would decrease by approximately $10.8 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business.”  Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On January 8, 2009, we filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against AMERIGROUP New Jersey, or AGPNJ, and a tortious interference with contract claim against AMERIGROUP Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of UHP’s, business.  In December 2008, AGPNJ sent us a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  We are contesting whether a material adverse effect occurred and correspondingly the propriety and validity of the purported termination, and are seeking to obtain specific performance of the contract and damages.

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

For example, in August 2007, the Centers for Medicare & Medicaid Services, or CMS, published a final rule regarding the estimation and recovery of improper payments made under Medicaid and CHIP.  This rule requires a CMS contractor to sample selected states each year to estimate improper payments in Medicaid and CHIP and create national and state specific error rates.  States must provide information to measure improper payments in Medicaid and CHIP for managed care and fee-for-service.  Each state will be selected for review once every three years for each program.  States are required to repay CMS the federal share of any overpayments identified.  CMS published a proposed rule on July 15, 2009 that would make certain changes to the previously published rule.  Among other things, the proposed changes establish a process for appealing error determinations.  The changes will not become effective until the final rule is published.  We cannot predict whether a final rule will become effective and if it does, what impact it will have on the states with which we have contracts.

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

States receive matching funds from the federal government to pay for their CHIP programs, which matching funds have a per state annual cap.  Because of funding caps, there is a risk that states could experience shortfalls in future years, which could have an impact on our ability to receive amounts owed to us from states in which we have CHIP contracts.

If any of our state contracts are terminated or are not renewed, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between August 31, 2009 and September 30, 2011.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

For example, Congress is currently considering health care reform legislation.  We cannot predict the impact of any such legislation, if adopted, on our business.

The pending health care reform legislation could harm our business.

Congress is currently considering legislation that could significantly reform the U.S. health care system.  We cannot predict whether any legislation will be passed and if it is, what impact it will have on our business.  For example, the version of the legislation introduced by Democratic leaders of the House of Representatives contains payment reforms to Medicare and Medicaid that are designed to improve payment accuracy and slow the rate of growth of health care spending.  If any reforms are implemented that reduce Medicaid or CHIP spending or the payments we receive from states, our business could suffer.

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

Many aspects of our business are affected by government laws and regulations.  The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified.  We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.  The costs of any such future compliance efforts could have a material adverse effect on our business.  We have already expended significant time, effort and financial resources to comply with the privacy and security requirements of HIPAA and will have to expend additional time and financial resources to comply with the HIPAA provisions contained in the American Recovery and Reinvestment Act of 2009.  We cannot predict whether states will enact stricter laws governing the privacy and security of electronic health information.  If any new requirements are enacted at the state or federal level, compliance would likely require additional expenditures and management time.

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

Changes in funding for Medicaid may affect our business.  For example, on May 29, 2007, CMS issued a final rule that would reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding.  By restricting the use of intergovernmental transfers, this rule may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance.  On May 23, 2008, the United States District Court for the District of Columbia vacated the final rule as improperly promulgated.  The American Recovery and Reinvestment Tax Act of 2009 indicates Congressional intent is that final regulations should not be promulgated.  We cannot predict whether the rule will ever be finalized or otherwise implemented and if it is, what impact it will have on our business.

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

Failure to effectively manage our medical costs or related administrative costs or uncontrollable epidemic or pandemic costs would reduce our profitability.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits.  We have less control over the costs related to medical services than we do over our general and administrative expenses.  Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results.  Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics or pandemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits.  We may not be able to manage costs effectively in the future.  If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

As of June 30, 2009, we had $443.9 million in cash, cash equivalents and short-term investments and $408.9 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operations or liquidity.

As of June 30, 2009, we had $399.9 million of investments in state and municipal securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

As part of our normal operations, we collect, process and retain confidential member information.  We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act.  The American Recovery and Reinvestment Act of 2009 further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, requiring new disclosures if a data breach occurs, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations.  Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

If we are unable to complete the previously announced sale of certain of assets of our New Jersey health plan in a timely manner, our business could suffer.

On November 20, 2008, we announced that we had entered into an agreement with AMERIGROUP Corporation, or AMERIGROUP, to sell certain assets of our subsidiary University Health Plans, Inc. in the State of New Jersey to AMERIGROUP.  The agreement contains a number of conditions to closing, including (i) the approval of regulators in New Jersey, (ii) the lack of a material adverse effect, and (iii) other customary conditions.  On December 31, 2008, we announced that we had received a termination notice from AMERIGROUP relating to the New Jersey transaction.  As we have previously stated, we do not believe that there is cause to terminate the New Jersey agreement and are prepared to pursue all available means to bring this transaction to closure.  To this end, on January 8, 2009, we announced that, in response to AMERIGROUP’s purported termination of this agreement, we had filed a lawsuit against AMERIGROUP in the Superior Court of New Jersey Chancery Division.  Nonetheless, if we are unable to close the New Jersey transaction in a timely manner, our results of operations could be negatively impacted.

Risks related to our corporate headquarters’ project could harm our financial position, results of operations or cash flows.

In 2008, our capital expenditures included $27.0 million for land and fees associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  We are currently a joint venture partner in an entity that is developing the properties.  If the entity is unable to complete the development or if the entity delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows.  For example, in 2007 we abandoned a previously planned redevelopment project and recorded a pre-tax impairment charge of $7.2 million.  Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities [1] Second Quarter 2009
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2009	218,210	[2]	$18.88	216,925	1,716,956
May 1 – May 31, 2009	49,232		18.39	49,232	1,667,724
June 1 – June 30, 2009	791	[2]	18.62	—	1,667,724
Total	268,233		$18.79	266,157	1,667,724

(1) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares, which extends through October 31, 2009.
(2) 1,285 shares acquired in April 2009 and 791 shares acquired in June 2009 represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

In May 2009, we entered into a Cooperation and Naming Rights Agreement with another entity, as part of which, we agreed, among other things, to issue 2,000 shares of our common stock, par value $0.001 per share, or the Shares.  The Shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on April 28, 2009.  At the meeting, Robert K. Ditmore, Fredrick H. Eppinger, and David L. Steward were re-elected as Class II Directors.  The votes with respect to each nominee are set forth below:

	Total Vote For Each Director	Total Vote Withheld From Each Director
Mr. Ditmore	35,303,235	4,865,633
Mr. Eppinger	35,497,570	4,671,298
Mr. Steward	35,487,990	4,680,878

Additional directors of the Company whose terms of office continued after the meeting are Steve Bartlett, Richard A. Gephardt, Pamela A. Joseph, Michael F. Neidorff, John R. Roberts and Tommy G. Thompson.

Also at the meeting, the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified.  The votes are set forth below:

	Total Vote For	Total Vote Against	Total Vote Abstain
KPMG LLP	39,981,036	175,996	11,835

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment No. 7 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association.

10.2	Notice of Renewal for fiscal year 2010 between Peach State Health Plan, Inc. and Georgia Department of Community Health.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 28, 2009.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)