Form 10-Q
period 2009-09-30
CENTENE CORP
filed 2009-10-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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
  Yes  ☐    No  ☒

As of October 16, 2009, the registrant had 45,403,369 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$389,135	$370,999
Cash and cash equivalents of discontinued operations	4,847	8,100
Total cash and cash equivalents	393,982	379,099
Premium and related receivables, net of allowance for uncollectible accounts of $19 and $595, respectively	104,798	92,531
Short-term investments, at fair value (amortized cost $45,332 and $108,469, respectively)	45,692	109,393
Other current assets	61,294	75,333
Current assets of discontinued operations other than cash	8,292	9,987
Total current assets	614,058	666,343
Long-term investments, at fair value (amortized cost $475,078 and $329,330, respectively)	486,889	332,411
Restricted deposits, at fair value (amortized cost $17,177 and $9,124, respectively)	17,286	9,254
Property, software and equipment, net of accumulated depreciation of $96,314 and $74,194, respectively	209,920	175,858
Goodwill	219,100	163,380
Intangible assets, net	23,454	17,575
Other long-term assets	37,100	59,083
Long-term assets of discontinued operations	27,207	27,248
Total assets	$1,635,014	$1,451,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$410,997	$373,037
Accounts payable and accrued expenses	204,411	219,566
Unearned revenue	68,024	17,107
Current portion of long-term debt	645	255
Current liabilities of discontinued operations	23,846	31,013
Total current liabilities	707,923	640,978
Long-term debt	276,687	264,637
Other long-term liabilities	55,992	43,539
Long-term liabilities of discontinued operations	1,155	726
Total liabilities	1,041,757	949,880

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 45,402,369 and 45,071,179 shares, respectively	45	45
Additional paid-in capital	277,709	263,835
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	7,812	3,152
Retained earnings	335,192	275,236
Treasury stock, at cost (2,373,893 and 2,083,415 shares, respectively)	(46,497)	(40,996)
Total Centene stockholders’ equity	574,261	501,272
Noncontrolling interest	18,996	—
Total stockholders’ equity	593,257	501,272
Total liabilities and stockholders’ equity	$1,635,014	$1,451,152

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premium	$960,009	$817,740	$2,754,713	$2,338,550
Service	27,300	17,962	72,740	56,958
Premium and service revenues	987,309	835,702	2,827,453	2,395,508
Premium tax	50,925	22,897	182,685	66,249
Total revenues	1,038,234	858,599	3,010,138	2,461,757
Expenses:
Medical costs	803,062	671,920	2,298,108	1,932,172
Cost of services	15,843	12,854	46,364	43,467
General and administrative expenses	130,024	118,628	381,524	323,391
Premium tax	51,295	23,284	183,785	66,636
Total operating expenses	1,000,224	826,686	2,909,781	2,365,666
Earnings from operations	38,010	31,913	100,357	96,091
Other income (expense):
Investment and other income	3,750	2,708	11,781	15,724
Interest expense	(4,064)	(4,377)	(12,210)	(12,436)
Earnings from continuing operations, before income tax expense	37,696	30,244	99,928	99,379
Income tax expense	12,426	12,145	35,060	38,464
Earnings from continuing operations, net of income tax expense	25,270	18,099	64,868	60,915
Discontinued operations, net of income tax (benefit) expense of $(792), $242, $(1,148) and $390, respectively	(1,460)	149	(2,394)	1,159
Net earnings	23,810	18,248	62,474	62,074
Noncontrolling interest	2,542	―	2,518	―
Net earnings attributable to Centene Corporation	$21,268	$18,248	$59,956	$62,074

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$22,728	$18,099	$62,350	$60,915
Discontinued operations, net of income tax (benefit) expense	(1,460)	149	(2,394)	1,159
Net earnings	$21,268	$18,248	$59,956	$62,074

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.53	$0.42	$1.45	$1.40
Discontinued operations	(0.04)	―	(0.06)	0.03
Earnings per common share	$0.49	$0.42	$1.39	$1.43
Diluted:
Continuing operations	$0.51	$0.41	$1.41	$1.37
Discontinued operations	(0.03)	―	(0.05)	0.02
Earnings per common share	$0.48	$0.41	$1.36	$1.39

Weighted average number of shares outstanding:
Basic	43,001,870	43,232,941	43,023,431	43,381,819
Diluted	44,291,604	44,530,347	44,247,153	44,541,424

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Nine Months Ended September 30, 2009

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2008	45,071,179	$45	$263,835	$3,152	$275,236	2,083,415	$(40,996)	$—	$501,272
Consolidation of Access Health Solutions LLC	—	—	—	—	—	—	—	29,144	29,144
Consolidation of Centene Center LLC	—	—	—	—	—	—	—	17,400	17,400
Comprehensive Earnings:
Net earnings	—	—	—	—	59,956	—	—	2,518	62,474
Change in unrealized investment gains, net of $2,846 tax	—	—	—	4,660	—	—	—	—	4,660
Total comprehensive earnings									67,134
Common stock issued for employee benefit plans	331,190	—	2,403	—	—		—	—	2,403
Common stock repurchases	—	—	—	—	—	292,478	(5,539)	—	(5,539)
Treasury stock issued for compensation	—		—	—	—	(2,000)	38		38
Stock compensation expense	—	—	11,428	—	—	—	—	—	11,428
Excess tax benefits from stock compensation	—	—	43	—	—	—	—	—	43
Conversion fee1	—	—	—	—	—	—	—	(26,895)	(26,895)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,171)	(3,171)
Balance, September 30, 2009	45,402,369	$45	$277,709	$7,812	$335,192	2,373,893	$(46,497)	$18,996	$593,257

(1)
Conversion fee represents additional purchase price to noncontrolling holders of Access Health Solutions LLC for the transfer of membership to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$62,474		$62,074
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	30,800		26,018
Stock compensation expense	11,428		11,576
Loss on sale of investments, net	261		4,923
Deferred income taxes	4,516		13,987
Changes in assets and liabilities —
Premium and related receivables	(381)		(50,797)
Other current assets	(2,595)		(6,422)
Other assets	(593)		(713)
Medical claims liabilities	31,612		28,109
Unearned revenue	54,725		(37,931)
Accounts payable and accrued expenses	(17,656)		74,723
Other operating activities	2,386		967
Net cash provided by operating activities	176,977		126,514
Cash flows from investing activities:
Capital expenditures	(42,696)		(52,588)
Purchases of investments	(647,086)		(372,221)
Sales and maturities of investments	546,640		356,367
Investments in acquisitions, net of cash acquired, and investment in equity method investee	(31,533)		(83,509)
Net cash used in investing activities	(174,675)		(151,951)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,717		4,770
Proceeds from borrowings	468,500		152,005
Payment of long-term debt	(456,059)		(109,410)
Distributions to noncontrolling interest	(3,171)		―
Contribution from noncontrolling interest	7,495		―
Excess tax benefits from stock compensation	43		3,016
Common stock repurchases	(5,539)		(18,244)
Debt issue costs	(405)		―
Net cash provided by financing activities	12,581		32,137
Net increase in cash and cash equivalents	14,883		6,700
Cash and cash equivalents, beginning of period	379,099		268,584
Cash and cash equivalents, end of period	$393,982		$275,284

Supplemental disclosures of cash flow information:
Interest paid	$8,556		$8,467
Income taxes paid	$43,308		$28,370

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$5,491	$	―

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

2. Basis of Presentation

The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2008.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2008 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Beginning January 1, 2009, the Company has presented the investment in Access Health Solutions LLC, or Access, as a consolidated subsidiary in its financial statements.  Prior to January 1, 2009, Access had been recorded under the equity method of accounting.  We determined that we should have accounted for our investment in Access as a consolidated subsidiary since July 1, 2007.  The impact of the difference in presentation is not material to our financial statements for any period.  As a result of the presentation of Access as a consolidated subsidiary beginning January 1, 2009, cash flows from investing activities increased by $4,839 to reflect the cash held by Access on January 1, 2009.  The noncontrolling interest of Access is presented within stockholders’ equity.

Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.  Any material subsequent events have been considered for disclosure through the filing date of this Form 10-Q.

3. Recent Accounting Pronouncements

 Effective January 1, 2009, the Company adopted new guidance related to business combinations.  The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; and (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interest, in the acquiree, at the full amounts of their fair values.  The new guidance will be utilized for all acquisitions after January 1, 2009.

Effective January 1, 2009, the Company adopted new guidance related to consolidation and reporting of noncontrolling interest, which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, this guidance eliminates the diversity that existed in accounting by requiring transactions between an entity and noncontrolling interest be treated as equity transactions.  As discussed in Note 2, Basis of Presentation, and Note 7, Centene Center LLC, the noncontrolling interest in Access and Centene Center LLC is presented within stockholders’ equity.

In April 2009, new guidance was issued related to the recognition and presentation of other-than-temporary impairments.  The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  The adoption of the guidance did not have a material effect on the Company’s financial statements.

In June 2009, new guidance was issued related the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited.  The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

The Company has determined that all other recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

4. Discontinued Operations: University Health Plans, Inc.

In November 2008, the Company announced its intention to sell certain assets of its New Jersey health plan, University Health Plans, Inc., or UHP.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008.  UHP was previously reported in the Medicaid Managed Care segment.  The total revenue associated with UHP included in results from discontinued operations was $37,170  and $38,538 for the three months ended September 30, 2009 and 2008, respectively, and $109,256  and $112,086 for the nine months ended September 30, 2009 and 2008, respectively.  Additional information regarding the sale of UHP is included in Note 13, Contingencies.

In 2008, the Company conducted an impairment analysis of the assets of UHP.  The impairment analysis resulted in an impairment charge associated with property, software and equipment of $2,546.  During the nine months ending September 30, 2009, the Company incurred additional exit costs primarily related to employee retention programs.  In total, the Company has incurred $3,403 of exit costs.  The change in the exit cost liability for UHP is summarized as follows:

Balance, December 31, 2008	$1,110
Incurred	2,293
Paid	(1,104)
Balance, September 30, 2009	$2,299

5. Acquisitions

2009 Acquisitions

•
Access.  In July 2007, the Company acquired a 49% ownership interest in Access, a Medicaid managed care entity in Florida.  The Company accounted for its investment in Access using the equity method of accounting through December 31, 2008.  During the quarter ended March 31, 2009, the Company began presenting its investment in Access as a consolidated subsidiary in its financial statements. The consolidation of Access resulted in goodwill of approximately $44,500, and other identified intangible assets of approximately $5,400.  In 2009, the Company paid an additional $26,895 conversion fee for the transfer of membership from Access to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

•
Additional 2009 Acquisitions.  The Company acquired assets of the following entities: Pediatric Associates LLC, effective February 2009,  Amerigroup Community Care of South Carolina, Inc., effective March 2009 and InSpeech, Inc., effective July 2009.  The Company paid a total of approximately $12,500 in cash for these acquisitions.  Goodwill of approximately $9,500 and other identifiable intangible assets of approximately $1,500 were included in the Medicaid Managed Care segment and other identifiable intangible assets of $1,700 were included in the Specialty Services segment, all of which is deductible for income tax purposes.

2008 Acquisition

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

6. Goodwill

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2008	$51,548	$111,832	$163,380
Acquisitions	54,028	1,692	55,720
Balance as of September 30, 2009	$105,576	$113,524	$219,100

Increases to goodwill in 2009 were related to the presentation of Access as a consolidated subsidiary and the acquisitions discussed in Note 5, Acquisitions.

7. Centene Center LLC

In June 2009, the Company executed an agreement as a 50% joint venture partner in a real estate development entity, Centene Center LLC, to include the Company’s corporate headquarters.  Centene Center LLC is a variable interest entity, or VIE, and the Company concluded it was the primary beneficiary.  Accordingly, the Company’s consolidated financial statements include the accounts of Centene Center LLC.  The Company’s interest in Centene Center LLC includes an initial equity investment of $17,400.  Centene Center LLC has posted a $1,750 letter of credit to a tenant of the development, collateralized by a portion of the entity’s cash balances.  The assets and liabilities of Centene Center LLC as of September 30, 2009 are as follows (on a 100% basis):

Total Assets	$71,242

Total Liabilities	$36,438

Equity
Centene Corporation (50% ownership)	$17,402
Joint venture partners (50% ownership)	17,402
Total equity	$34,804

Total Liabilities and Equity	$71,242

As part of financing the real estate development, the joint venture executed a $95,000 construction loan due June 1, 2011, which may be extended for two additional one year terms.  The Company and its development partner have guaranteed up to $65,000 each associated with this construction loan.  As of September 30, 2009, there were no amounts outstanding under this loan.  Additional information regarding the construction loan is included in Note 10, Debt.

8. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$26,579	$282	$(1)	$26,860	$4,054	$130	$—	$4,184
Corporate securities	82,040	655	(184)	82,511	47,733	74	(1,154)	46,653
State and municipal securities	380,846	11,338	(57)	392,127	360,638	5,964	(11)	366,591
Equity securities	9,734	381	(198)	9,917	7,183	17	(885)	6,315
Money market funds	4,018	—	—	4,018	12,988	—	—	12,988
Life insurance contracts	14,573	—	—	14,573	14,327	—	—	14,327
Asset backed securities	19,797	64	—	19,861	—	—	—	—
Total	$537,587	$12,720	$(440)	$549,867	$446,923	$6,185	$(2,050)	$451,058

The Company’s investments are classified as available for sale with the exception of life insurance contracts and certain cost method investments.  The Company monitors investments for other than temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  Based on management’s intent and ability to not sell these investments prior to their anticipated recovery, no other than temporary impairment has been recorded in the nine months ended September 30, 2009.  Investments in a gross unrealized loss position at September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009				December 31, 2008
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$(1)	$1,134	$—	$—	$—	$314	$—	$—
Corporate securities	(183)	39,825	(1)	86	(1,071)	20,898	(83)	2,072
State and municipal securities	(56)	8,790	(1)	101	(9)	3,798	(2)	101
Equity securities	(98)	730	(100)	602	(885)	2,658	—	—
Asset backed securities	—	—	—	—	—	—	—	—
Total	$(338)	$50,479	$(102)	$789	$(1,965)	$27,668	$(85)	$2,173

The contractual maturities of short-term and long-term investments and restricted deposits as of September 30, 2009, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$45,332	$45,692	$10,188	$10,193
One year through five years	387,473	399,063	6,989	7,093
Five years through ten years	31,628	31,879	—	—
Greater than ten years	55,977	55,947	—	—
Total	$520,410	$532,581	$17,177	$17,286

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2008, are as follows:
	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$108,469	$109,393	$6,038	$6,044
One year through five years	181,958	185,867	3,086	3,210
Five years through ten years	56,936	56,188	—	—
Greater than ten years	90,436	90,356	—	—
Total	$437,799	$441,804	$9,124	$9,254

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset backed securities are included in the one year through five years category, while equity securities and life insurance contracts are included in the five years through ten years category.

The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains	$297	$300	$850	$872
Losses	(128)	(4,726)	(1,111)	(5,097)

9. Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the extent to which the fair value estimates are based upon observable or unobservable inputs.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$389,135		―		―	$389,135

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,311		$1,735	$	―	$19,046
Corporate securities	―		72,838		―	72,838
State and municipal securities	―		392,127		―	392,127
Equity securities	3,790		―		―	3,790
Asset backed securities	―		19,861		―	19,861
Total investments	$21,101		$486,561	$	―	$507,662

Restricted deposits available for sale:
Cash and cash equivalents	$4,249	$	―	$	―	$4,249
Certificates of deposit	5,223		―		―	5,223
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,814		―		―	7,814
Total restricted deposits	$17,286	$	―	$	―	$17,286

Total assets at fair value	$427,522		$486,561	$	―	$914,083

In prior periods, the fair value estimates of corporate securities and state and municipal securities were categorized as Level I.  The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments was $24,919 as of September 30, 2009.

10. Debt

Debt consists of the following:

	September 30, 2009	December 31, 2008
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	86,000	63,000
Mortgage note payable	10,000	―
$20,500 revolving loan agreement	―	20,364
Capital leases	6,332	6,528
Joint venture construction loan	―	―
Total debt	277,332	264,892
Less current maturities	(645)	(255)
Long-term debt	$276,687	$264,637

$20,500 Revolving Loan Agreement and Mortgage Note Payable

During the third quarter of 2009, the Company paid the balance of the revolving loan agreement and refinanced a portion of the balance with another bank as a mortgage note payable.  The note is collateralized by the Company’s existing headquarters building and parking garage.  The mortgage is due August 31, 2014 and bears interest at the LIBOR rate plus 3%. The mortgage includes financial covenants requiring a minimum fixed charge coverage ratio.

Joint Venture Construction Loan

In June 2009, the Company and its development partner executed a $95,000 construction loan associated with the construction of a real estate development to include the Company’s corporate headquarters.  The construction loan is due June 1, 2011 which may be extended for two additional one year terms.  The loan bears interest at the LIBOR rate plus 4% with a minimum rate of 5%.  The Company and its development partner have each guaranteed up to $65,000 associated with the construction loan.  The agreement contains non-financial and financial covenants, including requirements for the Company to maintain a specified net worth.  As of September 30, 2009, there were no amounts outstanding under the construction loan.

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$22,728	$18,099	$62,350	$60,915
Discontinued operations, net of tax	(1,460)	149	(2,394)	1,159
Net earnings	$21,268	$18,248	$59,956	$62,074
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,001,870	43,232,941	43,023,431	43,381,819
Common stock equivalents (as determined by applying the treasury stock method)	1,289,734	1,297,406	1,223,722	1,159,605
Weighted average number of common shares and potential dilutive common shares outstanding	44,291,604	44,530,347	44,247,153	44,541,424

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.53	$0.42	$1.45	$1.40
Discontinued operations	(0.04)	—	(0.06)	0.03
Earnings per common share	$0.49	$0.42	$1.39	$1.43

Diluted:
Continuing operations	$0.51	$0.41	$1.41	$1.37
Discontinued operations	(0.03)	—	(0.05)	0.02
Earnings per common share	$0.48	$0.41	$1.36	$1.39

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2009 excludes the impact of 2,352,841 and 2,546,193 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.  The calculation of diluted earnings per common share for the three and nine months ended September 30, 2008 excludes the impact of 1,784,542 and 1,438,852 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

12. Stockholders’ Equity

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.  During the nine months ended September 30, 2009, the Company repurchased 292,478 shares at an average price of $18.94 and an aggregate cost of $5,539.

13. Contingencies

On January 8, 2009, the Company filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against Amerigroup New Jersey, or AGPNJ, and a tortious interference with contract claim against Amerigroup Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of UHP’s business.  In December 2008, AGPNJ sent the Company a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  The Company contested whether a material adverse effect had occurred and correspondingly the propriety and validity of the purported termination, and sought to obtain specific performance of the contract and damages.  On April 20, 2009, Amerigroup Corporation and AGPNJ answered the complaint and filed a counterclaim alleging that there had been misrepresentations and/or omissions of material fact made by or on behalf of UHP and the Company.

On October 23, 2009, the parties entered into a settlement agreement resolving the legal claims discussed above.  Pursuant to the settlement agreement, AGPNJ will move forward with the transaction to purchase the assets, which is subject to regulatory approval and expected to be completed during the first quarter of 2010.

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

Segment information for the three months ended September 30, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$917,135	$121,099	$—	$1,038,234
Revenue from internal customers	17,182	143,725	(160,907)	—
Total revenue	$934,317	$264,824	$(160,907)	$1,038,234

Earnings from operations	$32,245	$5,765	$—	$38,010

Segment information for the three months ended September 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$766,523	$92,076	$—	$858,599
Revenue from internal customers	15,337	118,029	(133,366)	—
Total revenue	$781,860	$210,105	$(133,366)	$858,599

Earnings from operations	$27,015	$4,898	$—	$31,913

Segment information for the nine months ended September 30, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,658,911	$351,227	$—	$3,010,138
Revenue from internal customers	49,306	409,897	(459,203)	—
Total revenue	$2,708,217	$761,124	$(459,203)	$3,010,138

Earnings from operations	$70,335	$30,022	$—	$100,357

Segment information for the nine months ended September 30, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,228,209	$233,548	$—	$2,461,757
Revenue from internal customers	45,041	346,707	(391,748)	—
Total revenue	$2,273,250	$580,255	$(391,748)	$2,461,757

Earnings from operations	$81,219	$14,872	$—	$96,091

15. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains (losses) on investments available for sale, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings	$23,810	$18,248	$62,474	$62,074

Reclassification adjustment, net of tax	93	131	(48)	188
Change in unrealized gains (losses) on investments, net of tax	2,638	(1,504)	4,708	(1,410)
Total change	2,731	(1,373)	4,660	(1,222)

Comprehensive earnings	26,541	16,875	67,134	60,852
Comprehensive earnings attributable to the noncontrolling interest	2,542	—	2,518	—
Comprehensive earnings attributable to Centene Corporation	$23,999	$16,875	$64,616	$60,852

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

During 2008, we announced our intention to sell certain assets of University Health Plans, Inc., or UHP, our New Jersey health plan.  Unless specifically noted, with the exception of cash flow information, the discussions below are in the context of continuing operations, and therefore, exclude UHP.  The results of operations for UHP are classified as discontinued operations for all periods presented.

The first quarter of 2008 included $20.8 million of premium revenue for the Georgia premium rate increase for July 1, 2007 through December 31, 2007.  All 2008 ratios and year over year changes discussed below are inclusive of this revenue.

Our third quarter performance for 2009 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,386,400.
—	Total revenues of $1,038.2 million.
—	Health Benefits Ratio, or HBR, of 83.7%.
—	General and Administrative, or G&A, expense ratio of 13.2%.
—	Operating earnings of $38.0 million.
—	Diluted earnings per share of $0.51.
—	Operating cash flows of $114.9 million.

The following new contracts and acquisition contributed to our growth over the last year:

—
In July 2009, we began operating under our contract in Massachusetts to manage health care services for the Central, Northern, Boston and Southern regions operating as CeltiCare Health Plan of Massachusetts.  At September 30, 2009, we served 500 members.

—	In March 2009, we completed an acquisition of certain assets in South Carolina. We now serve 46,100 at-risk members in South Carolina at September 30, 2009.
—
In February 2009, we began converting non-risk managed care membership in Florida from Access Health Solutions LLC, or Access, to our new subsidiary, Sunshine State Health Plan on an at-risk basis. At September 30, 2009, we served 84,400 members on an at-risk basis while Access served 59,200 members on a non-risk basis.  Beginning January 1, 2009, we have presented our investment in Access as a consolidated subsidiary.

—	In October 2008, we began operating under our contract in Arizona to provide Acute Care services in Yavapai county, with 17,400 members at September 30, 2009.

RESULTS OF OPERATIONS AND KEY METRICS

Summarized comparative financial data are as follows ($ in millions, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change 2008-2009	2009	2008	% Change 2008-2009
Premium	$960.0	$817.7	17.4%	$2,754.7	$2,338.6	17.8%
Service	27.3	18.0	52.0%	72.7	57.0	27.7%
Premium and service revenues	987.3	835.7	18.1%	2,827.4	2,395.6	18.0%
Premium tax	50.9	22.9	122.4%	182.7	66.2	175.8%
Total revenues	1,038.2	858.6	20.9%	3,010.1	2,461.8	22.3%
Medical costs	803.1	671.9	19.5%	2,298.1	1,932.2	18.9%
Cost of services	15.8	12.9	23.3%	46.3	43.5	6.7%
General and administrative expenses	130.0	118.6	9.6%	381.5	323.4	18.0%
Premium tax expense	51.3	23.3	120.3%	183.8	66.6	175.8%
Earnings from operations	38.0	31.9	19.1%	100.4	96.1	4.4%
Investment and other income, net	(0.3)	(1.7)	(81.2)%	(0.4)	3.3	(113.0)%
Earnings from continuing operations, before income tax expense	37.7	30.2	24.6%	100.0	99.4	0.6%
Income tax expense	12.4	12.1	2.3%	35.1	38.5	(8.8)%
Earnings from continuing operations, net of income tax expense	25.3	18.1	39.6%	64.9	60.9	6.5%
Discontinued operations, net of income tax (benefit) expense of $(0.8), $0.2, $(1.1) and $0.4 respectively	(1.5)	0.1	― %	(2.4)	1.2	― %
Net earnings	23.8	18.2	30.5%	62.5	62.1	0.6%
Noncontrolling interest	2.5	―	― %	2.5	―	― %
Net earnings attributable to Centene Corporation	$21.3	$18.2	16.5%	$60.0	$62.1	(3.4)%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.51	$0.41	24.4%	$1.41	$1.40	0.7%
Discontinued operations	(0.03)	―	― %	(0.05)	0.03	(266.7)%
Total diluted earnings per common share	$0.48	$0.41	17.1%	$1.36	$1.43	(4.9)%

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

Some states enact premium taxes or similar assessments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  During the second quarter of 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  During the three and nine months ended September 30, 2009, the $24.3 million and $109.0 million respective increases were recorded as premium tax revenue and expense.

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

Our total revenue increased in the three and nine months ended September 30, 2009 over the previous year primarily through 1) membership growth, 2) premium rate increases, and 3) growth in Specialty Services.

1.	Membership growth

From September 30, 2008 to September 30, 2009, we increased our at-risk managed care membership by 18.4%.  The following table sets forth our membership by state for our managed care organizations:

	September 30,
	2009	2008
Arizona	17,400	—
Florida	84,400	—
Georgia	303,400	283,900
Indiana	200,700	172,400
Massachusetts	500	—
Ohio	151,200	132,500
South Carolina	46,100	26,600
Texas	450,200	433,200
Wisconsin	132,500	122,500
Total at-risk membership	1,386,400	1,171,100
Non-risk membership	63,200	3,700
Total	1,449,600	1,174,800

The following table sets forth our membership by line of business:

	September 30,
	2009	2008
Medicaid	1,040,500	850,500
CHIP & Foster Care	263,400	261,800
ABD & Medicare	82,500	58,800
Total at-risk membership	1,386,400	1,171,100
Non-risk membership	63,200	3,700
Total	1,449,600	1,174,800

The following table provides supplemental information of other membership categories:

	September 30,
	2009	2008
Cenpatico Behavioral Health:
Arizona	117,300	102,400
Kansas	41,000	40,100
Bridgeway:
Long-term Care	2,500	1,900

From September 30, 2008 to September 30, 2009, our membership increased as a result of growth in all of our states.  We have experienced strong organic membership growth in Georgia, Indiana, Ohio, Texas and Wisconsin.  In South Carolina, our membership increased as a result of an acquisition and the conversion of the state’s fee-for-service members into managed care.  In February 2009, we began converting Access members in Florida to at-risk under our Sunshine State Health Plan.  At September 30, 2009, we had 84,400 at-risk members, while Access continued to serve 59,200 members on a non-risk basis.  In Arizona, we began providing Acute Care services in Yavapai county during October 2008.

2.	Premium rate increases

During the nine months ended September 30, 2009, we received premium rate increases in certain markets which yield a 2.1% composite increase across all of our markets.  During the nine months ended September 30, 2008, we received premium rate increases in certain markets which yield a 2.9% composite increase across all of our markets.

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

The 2008 rate increase for the state of Georgia effective July 1, 2008 was not fully executed until the fourth quarter of 2008 and accordingly, the premium revenue from July 1, 2008 to September 30, 2008 was recorded in the fourth quarter of 2008.  Consistent with 2008, we expect to record the premium revenue from July 1, 2009 to September 30, 2009 in the fourth quarter of 2009.

3.	Specialty Services growth

For the three and nine months ended September 30, 2009, Specialty Services from external customers was $121.1 million and $351.2 million, compared to $92.1 million and $233.5 million for the same prior year periods.  The increase is primarily attributable to the commencement of our acute care business under Bridgeway, the acquisition of Celtic as well as increased membership in our behavioral health company, Cenpatico.

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

Additionally, we consult with independent actuaries to review our estimates on a quarterly basis.  The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability.  We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management’s judgment to determine the assumptions to be used in the calculation of our liability for medical costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Medicaid and CHIP	84.7%	81.3%	84.4%	80.7%
ABD and Medicare	81.1	88.1	81.7	91.4
Specialty Services	80.5	79.9	79.6	82.9
Total	83.7	82.2	83.4	82.6

Our consolidated HBR for the three and nine months ended September 30, 2009 was 83.7% and 83.4%, respectively.  The change for the three and nine month periods as compared to 2008 are increase of 1.5% and 0.8%, respectively.  The increase in the three months ended September 30, 2009 over the comparable period in 2008 was due to the March 1, 2009 rate decrease for our CHIP/Perinate product in Texas which brought the HBR more in line with our normal range and the impact of additional costs related to the flu.  We also experienced improvements in our ABD product, particularly in Ohio, which was mostly offset by the impact of changes in rates and benefit structures in other markets.

The increase for the nine months ended September 30, 2009 as compared to 2008 is due to the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 during the first quarter of 2008.  The retroactive Georgia premium rate increase in the first quarter of 2008 had the effect of decreasing the HBR for the nine month period by 0.8%.  Adjusting for the impact due to the Georgia rate increase, our HBR was flat.  Sequentially our consolidated HBR increased from 83.1% in the second quarter to 83.7%.  The higher HBR reflects the impact of additional costs related to the flu along with the effect of reserving at higher rates for new markets and receiving pass-through payments which increase the HBR ratio.

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

Our G&A expense ratio represents G&A expenses as a percentage of Premium and Service revenues, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the three and nine months ended September 30, 2009 were 13.2% and 13.5%, respectively, compared to 14.2% and 13.5% for the same prior year periods.  The nine months ended September 30, 2008 ratio reflects a 0.1% decrease due to the effect of recording the Georgia premium rate increase retroactive to July 1, 2007 during the first quarter of 2008.  The decreasing G&A expense ratios reflect improved leveraging of our costs over a higher revenue base and the impact of additional revenue from new business (Arizona Acute Care, Florida and South Carolina).
Other Income (Expense)

The following table summarizes the components of other income (expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment income	$3.8	$5.7	$11.8	$15.6
Reserve Primary fund loss	—	(4.5)	—	(4.5)
Earnings from equity method investee	—	1.5	—	4.6
Interest expense	(4.1)	(4.4)	(12.2)	(12.4)
Other income (expense), net	$(0.3)	$(1.7)	$(0.4)	$3.3

 Investment income decreased $1.9 million and $3.8 million in the three and nine months ended September 30, 2009, over the comparable period in 2008.  The decrease over the comparable 2008 periods is due to the decline in market interest rates.  Additionally, during the three months ended September 30, 2008, we recorded a loss of $4.5 million on the Reserve Primary money market fund.  Earnings from equity method investee decreased due to the presentation of our investment in Access as a consolidated subsidiary beginning in 2009.

Income Tax Expense

Our effective tax rate for the three and nine months ended September 30, 2009 was 33.0% and 35.1%, respectively, compared to 40.2% and 38.7% in the comparable periods in 2008.  The decrease was primarily due to lower state taxes and the effect of the presentation of the noncontrolling interest in consolidated subsidiaries.  Excluding the effect of the noncontrolling interest, our effective tax rate would be 35.3% and 36.0% for the three and nine months ended September 30, 2009, respectively.

Discontinued Operations

In November 2008, we announced our intention to sell certain assets of UHP, our New Jersey health plan.  Accordingly, the results of operations for UHP are reported as discontinued operations for all periods presented.  UHP was previously reported in the Medicaid Managed Care segment.  In November 2008, we announced a definitive agreement to sell certain assets of our New Jersey health plan to Amerigroup New Jersey, or AGPNJ.  In December 2008, AGPNJ sent us a termination notice.  We have filed a complaint seeking specific performance of the contract and damages.  In October 2009, we entered into a settlement agreement with AGPNJ resolving all claims.  Pursuant to the settlement agreement, AGPNJ will proceed to close on the purchase of assets.  Additional information regarding this matter is included in “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

The pre-tax loss from discontinued operations was $2.3 million for the three months ended September 30, 2009 compared to pre-tax earnings of $0.4 million in the same period of 2008.  Legal expenses of $1.1 million and employee retention expenses of $0.8 million related to the pending sale of UHP were included in the results from discontinued operations during the third quarter of 2009.  The pre-tax loss from discontinued operations was $3.5 million for the nine months ended September 30, 2009 compared to pre-tax earnings of $1.5 million in the same period of 2008.  The assets and liabilities of the discontinued business are segregated in the consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the nine months ended September 30, 2009 and 2008, that we use throughout the discussion of liquidity and capital resources (in millions).

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$177.0	$126.5
Net cash used in investing activities	(174.7)	(151.9)
Net cash provided by financing activities	12.6	32.1
Net increase in cash and cash equivalents	$14.9	$6.7

        We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $177.0 million in the nine months ended September 30, 2009 compared to $126.5 million in the comparable period in 2008.  The net cash provided by operating activities in 2009 reflect the collection of Ohio’s October capitation payment of $51.9 million in September 2009.  Net cash provided by operating activities in 2008 reflects an increase in receivables at September 30, 2008 as both Wisconsin and Indiana withheld September premium payments until October 2008.

Our investing activities used cash of $174.7 million in the nine months ended September 30, 2009 compared to $151.9 million in the comparable period in 2008.  Net cash used in investing activities fluctuates from year to year due to the timing of investment purchases, sales and maturities.  Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our investment guidelines.  As of September 30, 2009, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.7 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper, bank deposits, asset backed securities and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

We spent $42.7 million and $52.6 million in the nine months ended September 30, 2009 and 2008, respectively, on capital assets consisting primarily of building construction, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  Exclusive of our real estate development discussed below, we anticipate spending an additional $9 million on capital expenditures in 2009 primarily associated with system enhancements and market expansions.

In 2009, our capital expenditures included $22.1 million for costs associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  The expenditures in 2008 included the cost of property purchased contiguous to our corporate headquarters.  We anticipate spending an additional $31 million on capital expenditures related to the real estate construction in 2009.  During the second quarter of 2009, we executed an arrangement as a joint venture partner in an entity that will develop the properties.

In June 2009, this joint venture executed a $95 million construction loan associated with the construction of a real estate development to include our corporate headquarters.  The construction loan is due June 1, 2011 and may be extended for two additional one year terms.  The loan bears interest at the LIBOR rate plus 4% with a minimum rate of 5%.  We and our development partner have each guaranteed up to $65 million associated with the construction loan.  The agreement contains non-financial and financial covenants, including requirements for us to maintain a specified net worth.  As of September 30, 2009, there were no amounts outstanding under the construction loan. Additionally, the joint venture has posted a $1.75 million letter of credit to a tenant of the development, collateralized by a portion of the entity’s cash balances.

Our financing activities provided cash of $12.6 million and $32.1 million in the nine months ended September 30, 2009 and 2008, respectively.  During 2009 and 2008, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and stock repurchases.

At September 30, 2009, we had working capital, defined as current assets less current liabilities, of $(93.9) million, as compared to $25.4 million at December 31, 2008.  Our working capital was negative at September 30, 2009 due to our efforts to increase investment returns through purchases of investments that have maturities greater than one year and, therefore, were classified as long-term.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

Cash, cash equivalents and short-term investments were $434.8 million at September 30, 2009 and $480.4 million at December 31, 2008.  Long-term investments were $504.2 million at September 30, 2009 and $341.7 million at December 31, 2008, including restricted deposits of $17.3 million and $9.3 million, respectively.  At September 30, 2009, cash and investments held by our unregulated entities totaled $27.6 million while cash and investments held by our regulated entities totaled $911.4 million.  Additionally, we held regulated cash and investments of $26.8 million from discontinued operations.  Upon completion of the sale of assets of UHP and the subsequent payment of medical claims liabilities and other liabilities at the closing date, substantially all of the remaining regulated cash of UHP will be transferred to our unregulated cash.

In September 2008, we recorded a realized loss of $4.5 million on our investment in the Reserve Primary money market fund.  As of September 30, 2009, the carrying amount of our investment in the Reserve Primary money market fund was $4.0 million.  Based on recent estimates of future distributions, we may receive up to $3.2 million additional above our carrying amount upon liquidation of the fund.

We have a $300 million Revolving Credit Agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of September 30, 2009, we had $86.0 million in borrowings outstanding under the agreement and $34.0 million in letters of credit outstanding, leaving availability of $180.0 million.  As of September 30, 2009, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7 ¼% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of September 30, 2009, we were in compliance with all covenants.

In the third quarter of 2009, the Company paid off the balance of the revolving loan agreement and refinanced a portion of the balance with another bank as a mortgage note payable.  The note is collateralized by the Company’s existing headquarters building and parking garage.  The mortgage bears interest at the LIBOR rate plus 3%.  The mortgage includes financial covenants requiring a minimum fixed charge coverage ratio.  As of September 30, 2009, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  In October 2009, the repurchase program was extended and no duration has been placed on the repurchase program.  We reserve the right to suspend or discontinue the program at any time.  During the nine months ended September 30, 2009, we repurchased 292,478 shares at an average price of $18.94.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in the nine months ended September 30, 2009.  Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our operations and capital expenditures for at least 12 months from the date of this filing.

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

As of September 30, 2009, our subsidiaries, including UHP, had aggregate statutory capital and surplus of $451.6 million, compared with the required minimum aggregate statutory capital and surplus requirements of $283.0 million and we estimate our Risk Based Capital, or RBC, percentage to be 363% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2009, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 2009, we adopted new guidance related to business combinations.  The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; and (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interest, in the acquiree, at the full amounts of their fair values.  The new guidance will be utilized for all acquisitions after January 1, 2009.

Effective January 1, 2009, we adopted new guidance related to consolidation and reporting of noncontrolling interest, which was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the guidance eliminates the diversity that existed in accounting by requiring transactions between an entity and noncontrolling interest be treated as equity transactions.  As discussed in Part I, Item 1. Financial Statements, Note 2, Basis of Presentation, the noncontrolling interest in Access is presented within stockholders’ equity.

In April 2009, new guidance was issued related to the recognition and presentation of other-than-temporary impairments.  The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  The adoption of the guidance did not have a material effect on our financial statements.

In June 2009, new guidance was issued related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited.  We are currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of September 30, 2009, we had short-term investments of $45.7 million and long-term investments of $504.2 million, including restricted deposits of $17.3 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2009, the fair value of our fixed income investments would decrease by approximately $11.9 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business.”  Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On January 8, 2009, the Company filed a complaint in the Chancery Division of the Superior Court of New Jersey, asserting a breach of contract claim against Amerigroup New Jersey, or AGPNJ, and a tortious interference with contract claim against Amerigroup Corporation, in connection with AGPNJ’s refusal to proceed to closing under its contract to purchase certain assets of UHP’s business.  In December 2008, AGPNJ sent the Company a termination notice claiming that a material adverse effect had occurred under the contract and attempted to terminate the contract.  The Company contested whether a material adverse effect had occurred and correspondingly the propriety and validity of the purported termination, and sought to obtain specific performance of the contract and damages.  On April 20, 2009, Amerigroup Corporation and AGPNJ answered the complaint and filed a counterclaim alleging that there had been misrepresentations and/or omissions of material fact made by or on behalf of UHP and the Company.

 On October 23, 2009, the parties entered into a settlement agreement resolving the legal claims discussed above.  Pursuant to the settlement agreement, AGPNJ will move forward with the transaction to purchase the assets, which is subject to regulatory approval and expected to be completed during the first quarter of 2010.

In May 2008, the Internal Revenue Services, or IRS, began an audit of our 2006 and 2007 tax returns.  As a result of this audit, the IRS has initially denied the $34.9 million tax benefit we recognized for the abandonment of the FirstGuard stock in 2007.  We are proceeding with the appeals process and believe that it is more likely than not that our tax position will be upheld.  Accordingly, we have not made any adjustments to our reserve for uncertain tax positions related to this issue.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between December 31, 2009 and September 30, 2011.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future.  Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time.  We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business.  For example, these changes could reduce the number of persons enrolled or eligible to enroll in Medicaid, reduce the reimbursement or payment levels for medical services or reduce benefits included in Medicaid coverage.  For example, some states have or will remove, and others are considering removing, pharmacy coverage from the services covered by managed care entities.  We are also unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare in general.  Legislation or regulations that require us to change our current manner of operation, benefits provided or our contract arrangements may seriously harm our operations and financial results.

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

We can not be sure that our medical claims liability estimates are adequate or that adjustments to those estimates will not unfavorably impact our results of operations.  For example, in the three months ended September 30, 2006 we adjusted IBNR by $9.7 million for adverse medical costs development from the first quarter of 2006.

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

Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits.  We have less control over the costs related to medical services than we do over our general and administrative expenses.  Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results.  Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics or pandemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits.  For example, we cannot predict what impact the H1N1 influenza virus will have on our costs.  We may not be able to manage costs effectively in the future.  If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

As of September 30, 2009, we had $434.8 million in cash, cash equivalents and short-term investments and $504.2 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operations or liquidity.

As of September 30, 2009, we had $392.1 million of investments in state and municipal securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

The securities and credit markets have been experiencing extreme volatility and disruption over the past year.  The availability of credit, from virtually all types of lenders, has been severely restricted.  Such conditions may persist throughout 2009, 2010 and beyond.  In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, including costs related to our corporate headquarters’ project, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

Operations in a few states have accounted for most of our premium revenues to date.  If we were unable to continue to operate in any of our current states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially.  Our Medicaid contract with Kansas, which terminated December 31, 2006, together with our Medicaid contract with Missouri, accounted for $317.0 million in revenue for the year ended December 31, 2006.  Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states.  For example, states we currently serve may bid out their Medicaid program through a Request for Proposal, or RFP, process.  Our inability to continue to operate in any of the states in which we operate would harm our business.

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

On November 20, 2008, we announced that we had entered into an agreement with Amerigroup Corporation, or Amerigroup, to sell certain assets of our subsidiary University Health Plans, Inc. in the State of New Jersey to Amerigroup.  The agreement contains a number of conditions to closing, including (i) the approval of regulators in New Jersey, (ii) the lack of a material adverse effect, and (iii) other customary conditions.  On December 31, 2008, we announced that we had received a termination notice from Amerigroup relating to the New Jersey transaction.  On October 23, 2009, we entered into a settlement agreement with Amerigroup resolving all claims.  If we are unable to complete the sale of our New Jersey business, our results of operations could be negatively impacted.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities 1 Third Quarter 2009
Period	Total Number of Shares Purchased 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	4,565	$19.39	—	1,667,724
August 1 – August 31, 2009	195	18.13	—	1,667,724
September 1 – September 30, 2009	—	—	—	1,667,724
Total	4,760	$19.34	—	1,667,724

(1) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares
(2) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment M (Version 1.13) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 27, 2009.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)