Form 10-K
period 2009-12-31
CENTENE CORP
filed 2010-02-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files.  Yes      No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2009, was $843.5 million.

As of February 5, 2010, the registrant had 51,372,683 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2010 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.  Business

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  Our health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  As of December 31, 2009, Medicaid accounted for 74% of our at-risk membership, while CHIP (also including Foster Care) and ABD (also including Medicare) accounted for 18% and 6%, respectively.  Other state programs in Massachusetts represent the remaining 2% at-risk membership.  Our Specialty Services segment provides specialty services, including behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our health plans in Arizona, which is operated by our long-term care company, and Massachusetts, which is operated by our individual health insurance provider, are included in the Specialty Services segment.  Our Specialty Services segment also provides a full range of healthcare solutions for the rising number of uninsured Americans.

We expect to complete the sale of certain assets of University Health Plans, Inc., or UHP, our New Jersey health plan, during the first quarter of 2010.  This sale is discussed in detail under the caption “Discontinued Operations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Accordingly, our New Jersey health plan operations are reported as discontinued operations for all periods presented in our consolidated financial statements.  The following discussion and analysis is presented primarily in the context of continuing operations unless otherwise identified.

Our at-risk managed care membership totaled approximately 1.5 million as of December 31, 2009.  For the year ended December 31, 2009, our revenues and net earnings from continuing operations were $4.1 billion and $86.1 million, respectively, and our total cash flow from operations was $248.2 million.

In November 2009, the Mississippi Division of Medicaid selected Centene as one of two organizations to participate in the Mississippi Coordinated Access Network, a program for Mississippi Medicaid beneficiaries. We are continuing to work with Mississippi to execute a contract in which we will serve eligible members throughout the state, as Magnolia Health Plan, and expect to execute the contract and begin managing care for ABD members in Mississippi in 2010.

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

INDUSTRY

We provide our services to the uninsured primarily through Medicaid, CHIP, Foster Care, ABD, Medicare and other state programs for the uninsured.  The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid market was approximately $329 billion in 2007, and estimate the market will grow to $800 billion by 2018.  According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 7.9% in fiscal 2009 and states appropriated an increase of 6.3% for Medicaid in fiscal 2010 budgets.

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

The Balanced Budget Act of 1997 created CHIP to help states expand coverage primarily to children whose families earned too much to qualify for Medicaid, yet not enough to afford private health insurance.  Some states include the parents of these children in their CHIP programs.  CHIP is the single largest expansion of health insurance coverage for children since the enactment of Medicaid.  Costs related to the largest eligibility group, children, are primarily composed of pediatrics and family care.  These costs tend to be more predictable than other healthcare issues which predominantly affect the adult population.

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare.  According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 8.8 million dual eligible enrollees in 2009.  These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing.  Dual eligibles also use more services due to their tendency to have more chronic health issues.  We serve dual eligibles through our ABD and long-term care programs, and beginning in 2008, through Special Needs Plans.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives.  Additionally, a number of states are designing programs to cover the rising number of uninsured Americans.  The Kaiser Commission on Medicaid and the Uninsured estimated there were over 46 million Americans in 2008 that lacked health insurance.  We expect that continued pressure on states’ Medicaid budgets will cause public policy to recognize the value of managed care as a means of delivering quality healthcare and effectively controlling costs.  A growing number of states have mandated that their Medicaid recipients enroll in managed care plans.  Other states are considering moving to a mandated managed care approach.  As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, CHIP, Foster Care and ABD populations.  We believe our approach and strategy enable us to be a growing participant in this market.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984, the Indiana market in 1995, the Texas market in 1999, the Arizona market in 2003, the Ohio market in 2004, the Georgia market in 2006, the South Carolina market in 2007 and the Florida and Massachusetts markets in 2009. We have increased our membership through participation in new programs in existing states. For example, in 2008, we began operations in the Texas Foster Care program and began serving Acute Care members in Yavapai county of Arizona. We have also increased membership by acquiring Medicaid businesses, contracts and other related assets from competitors in existing markets, most recently in Florida and South Carolina in 2009. Our at-risk membership totaled approximately 1.5 million as of December 31, 2009.  For the year ended December 31, 2009, we had revenues of $4.1 billion, representing a 39% Compound Annual Growth Rate, or CAGR, since the year ended December 31, 2005.  We generated total cash flow from operations of $248.2 million and net earnings of $86.1 million for the year ended December 31, 2009.

•
Medicaid Expertise.  Over the last 25 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments.  We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses.  Our experience in working with state regulators helps us implement and deliver programs and services efficiently and affords us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate.  We work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid, CHIP, Foster Care and ABD and expand these types of benefits offered.  Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines.  We continue to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations.  In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management.  Through the utilization of a multi-business line approach, we are able to improve quality of care, improve outcomes, and diversify our revenues and help control our medical costs.

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

OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on the uninsured population and state funded healthcare initiatives.  We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. In 2006, we were awarded two regions in connection with Ohio’s statewide restructuring of its Medicaid managed care program, expanding the number of counties we serve from three to 27. We also were awarded a Medicaid ABD contract in Ohio. In Texas, we expanded our operations to the Corpus Christi market in 2006, began managing care for ABD recipients in February 2007 and began operations in the Foster Care program in April 2008. In Arizona, we began serving members of a long-term care plan in 2006 and within an acute care plan in 2008. In 2008, we began serving Medicare members within Special Needs Plans in Arizona, Ohio, Texas and Wisconsin. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets or by enlisting additional providers. For example, in 2009, we acquired certain Medicaid-related assets in Florida and South Carolina.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. We are constantly evaluating new opportunities for expansion both domestically and abroad. For instance, in July 2008, we completed the acquisition of Celtic Insurance Company, a national individual health insurance provider, in October 2006, we commenced operations under our managed care program contracts to provide long-term care services in Arizona, and in January 2006, we completed the acquisition of US Script, a pharmacy benefits manager. We are also considering other premium based or fee-for-service lines of business that would provide additional diversity. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. For example, in 2008, we began operating under a contract with the Texas Health and Human Services Commission for Comprehensive Health Care for Children in Foster Care, a new statewide program providing managed care services to participants in the Texas Foster Care program. By helping states structure an appropriate level and range of Medicaid, CHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations. We expect to focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations, because we believe member enrollment levels are more predictable in these states.  In addition, we focus on states where managed care programs can help address states’ financial needs.  For example, effective June 1, 2006, we began managing care for Medicaid and CHIP members in Georgia. In 2007, we entered the South Carolina market and we participated in the state’s conversion to at-risk managed care. In February 2009, we began managed care operations in Florida through conversion of members in certain counties from Access Health Solutions to at-risk managed care in Sunshine State Health Plan, through our new state contract. In July 2009, we began operating under our contract in Massachusetts to manage healthcare services operating as CeltiCare Health Plan of Massachusetts. In 2010, we expect to begin managing care for ABD members in Mississippi.

•
Leverage Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in infrastructure to further drive efficiencies in operations and to add functionality to improve the service provided to members and other organizations at a low cost. Information technology, or IT, investments complement our overall efficiency goals by increasing the automated processing of transactions and growing the base of decision-making analytical tools.  Our centralized functions enable us to add members and markets quickly and economically.

•
Maintain Operational Discipline. We monitor our cost trends, operating performance, regulatory relationships and the Medicaid political environment in our existing markets. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We may divest contracts or health plans in markets where the state’s Medicaid environment, over a long-term basis, does not allow us to meet our targeted performance levels. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management and finance personnel in significant cases. Our management team regularly evaluates the financial impact of proposed changes in provider relationships, contracts, swings in membership and mix of members, potential state rate changes and cost reduction initiatives.

We have regulated subsidiaries offering healthcare services in each state we serve.  The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2009	Market Share (1)	At-risk Managed Care Membership at December 31, 2009
Arizona	Bridgeway Health Solutions (2)	2008	4	1.5%	18,100
Florida	Sunshine State Health Plan	2009	9	9.9%	102,600
Georgia	Peach State Health Plan	2006	90	28.0%	309,700
Indiana	Managed Health Services	1995	92	31.9%	208,100
Ohio	Buckeye Community Health Plan	2004	43	10.1%	150,800
Massachusetts	CeltiCare Health Plan	2009	14	(3)	27,800
South Carolina	Absolute Total Care	2007	42	10.4%	48,600
Texas	Superior HealthPlan	1999	239	22.2%	455,100
Wisconsin	Managed Health Services	1984	33	21.0%	134,800
			566		1,455,600

(1)	Represents Medicaid and CHIP membership as of December 31, 2009 as a percentage of total eligible Medicaid and CHIP members in each state. ABD programs are excluded.
(2)	Represents the acute care and Medicare business under Bridgeway Health Solutions.
(3)	CeltiCare Health Plan manages members under the state Commonwealth Care Bridge program and Commonwealth Care program with market share of 100% and less than 0.1% , respectively.

All of our revenue is derived from operations within the United States and its territories.  We generally receive a fixed premium per member per month pursuant to our state contracts.  Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of each year.  Our managed care subsidiaries in Georgia, Ohio, and Texas had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2009.  Other financial information about our segments is found in Note 21, Segment Information, of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MEDICAID MANAGED CARE

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

•
Establishment of realistic and meaningful expectations for quality deliverables.  We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of individuals covered through Medicaid, CHIP, Foster Care and ABD programs.

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

•
Fraud and abuse prevention.  We have several systems in place to help identify, detect and investigate potential waste, abuse and fraud including pre and post payment software.  We collaborate with state and federal agencies and assist with investigation requests.  We use nationally recognized standards to benchmark our processes.

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services.  Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

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

We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

•
Fluvention is an outreach program aimed at educating members on preventing the transmission of the influenza virus by encouraging members to get the seasonal influenza vaccines and take everyday precautions to prevent illness. We use an integrated communications approach including direct mail, phone calls, providing information via health plan websites and posting information in provider offices.  The health plans also conduct general community awareness through public service announcements on television and radio.  During 2009, we targeted education efforts related to health hygiene, preventative care and the benefits of obtaining appropriate care of their condition, for groups that are at higher-risk for contracting the H1N1 influenza virus, including pregnant women, children from six months old up to 24-year-old adults, as well as adults with chronic health conditions.  Incentives in the form of gift cards were given to members who received both flu vaccines.

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

•
Connections Plus is a cell phone program developed for high-risk members who have limited or no access to a safe, reliable telephone.  The program puts free, preprogrammed cell phones into the hands of eligible members.  This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency room utilization, hospital admissions and premature birth.  Members are identified through case management activities or through a referral.  Connections Plus is available to high-risk members in all Centene health plans.   Connections Plus has been recognized as a URAC Best Practice 2009 Silver Medalist and is included in the NCQA Quality Profiles Manual for 2009.

•
Start Smart For Your Baby is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.  The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a provider for the infant and scheduling newborn follow-up visits.  Start Smart was named a 2009 NCQA Best Practice.

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

•
The Kids' Club is aimed at educating child members on a variety of health topics. Our health plans are reaching out directly to children with newsletters, contests and other innovative events, such as readings with the author of "The Adventures of Thumbs Up Johnnie.”  The Kids' Club is initially focusing on the childhood obesity epidemic - obesity rates for children doubled in the past two decades and tripled for adolescents during the same period - with educational information encouraging proper eating and exercise habits. We have sponsored the creation of a book with Michelle Bain titled "Thumbs Up Johnnie & the SUPER Centeam 5- Adventures Through FITROPOLIS!" which is intended to educate children on the importance of living an active and healthy life.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers.  As of December 31, 2009, the health plans we currently operate contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Arizona	303	2,170	8
Florida	922	2,032	57
Georgia	2,992	9,569	123
Indiana	1,016	4,087	93
Massachusetts	1,083	4,132	31
Ohio	2,359	9,262	140
South Carolina	1,172	2,933	37
Texas	8,243	20,786	395
Wisconsin	2,103	5,770	64
Total	20,193	60,741	948

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers.  Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice.  In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels.  We pay hospitals under a variety of methods, including fee-for-services, per diems, diagnostic related groups and case rates.  We pay physicians under a fee-for-service, capitation arrangement, or risk-sharing arrangement.

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

•
Under our capitated contracts, primary care physicians are paid a monthly fee for each of our members assigned to his or her practice for all ambulatory care.  In return for this payment, these physicians provide all primary care and preventive services, including primary care office visits and EPSDT services, and are at risk for all costs associated with such services.  If these physicians also provide non-capitated services to their assigned members, they may receive payment under fee-for-service arrangements at standard Medicaid rates.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health, health management, managed vision, telehealth services, pharmacy benefit management, and treatment compliance.  When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment.  Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit.

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

We have implemented specialized information systems to support our medical quality management activities.  Information is drawn from our data warehouse, clinical databases and our membership and claims processing system, to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements.  Some examples of these intervention programs include:

•	appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual criteria;
•	tightening of our pre-authorization list and more stringent review of durable medical equipment and injectibles;
•
emergency department, or ED, program designed to collaboratively work with hospitals to steer non-emergency care away from the costly ED setting (through patient education, on-site alternative urgent care settings, etc.);

•
increase emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected patients with the coordination of healthcare services in order to meet a patient's specific healthcare needs;

•	incorporation of disease management, which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma and diabetes; and
•	Start Smart For Your Baby, a prenatal case management program aimed at helping women with high-risk pregnancies deliver full-term, healthy infants.

We provide reporting on a regular basis using our data warehouse.  State and Health Employer Data and Information Set reporting constitutes the core of the information base that drives our clinical quality performance efforts.  This reporting is monitored by Plan Quality Improvement Committees and our corporate medical management team.

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

Our predictive modeling technology enables the medical management operations to proactively case and disease manage specific high risk members.  It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines.  Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members.

Our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans.  Our membership and claims processing system is capable of expanding to support additional members in an efficient manner.  We have a disaster recovery and business resumption plan developed and implemented in conjunction with a third party.  This plan allows us complete access to the business resumption centers and hot-site facilities provided under the business resumption plan.

SPECIALTY COMPANIES

Our specialty companies are a key component of our healthcare enterprise and complement our core Medicaid Managed Care business.  Specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs.  Our specialty services are provided primarily through the following businesses:

•
Behavioral Health.  Cenpatico Behavioral Health, or Cenpatico, manages behavioral healthcare for members via a contracted network of providers.  Cenpatico works with providers to determine the best services to help people overcome mental illness and lead productive lives.  Our networks feature a full range of services and levels of care to help people with mental illness reach their recovery and wellness goals.  We also run school-based programs in Arizona that focus on students with special needs including speech therapy services.  We acquired Cenpatico in 2003.

•
Individual and State Sponsored Health Insurance.  Celtic Insurance Company, or Celtic, is a national healthcare provider licensed in 49 states offering high-quality, affordable health insurance to individual customers and their families.  Sold online and through independent insurance agents nationwide, Celtic’s portfolio of major medical plans is designed to meet the diverse needs of the uninsured at all budget and benefit levels. Celtic also offers a standalone guaranteed-issue medical conversion program to self-funded employer groups, stop-loss and fully-insured group carriers, managed care plans, and HMO reinsurers. We acquired Celtic in July 2008.  In 2009, CeltiCare of Massachusetts was formed to provide state sponsored health insurance to the uninsured who do not qualify for Medicaid.

•
Life and Health Management.  Nurtur Health specializes in implementing life and health management programs that encourage healthy behaviors, promote healthier workplaces, improve productivity and reduce healthcare costs.  Health risk appraisals, biometric screenings, online and telephonic wellness programs, disease management and work-life services are areas of focus.  Nurtur Health uses telephonic health coaching, in-home and online interaction and informatics processes to deliver effective clinical results, enhanced patient-provider satisfaction and cost reductions in its health management operations.  Nurtur Health was formed in December 2007 through the combination of three entities we acquired from July 2005 through November 2007.

•
Long-term Care and Acute Care.  Bridgeway Health Solutions, or Bridgeway, provides long-term care services to the elderly and people with disabilities that meet income and resources requirements who are at risk of being or are institutionalized.  Bridgeway has long-term members in the Maricopa, Yuma and La Paz counties of Arizona.  Bridgeway participates with community groups to address situations that might be barriers to quality care and independent living.  Bridgeway commenced long-term care operations in 2006.  Bridgeway also provides acute care services to members in the Yavapai county of Arizona.  These services include emergency and physician services, limited dental and rehabilitative services and other maternal and child health services.  Bridgeway commenced acute care operations in October 2008.

•
Managed Vision.  OptiCare manages vision benefits for members via a contracted network of providers.  OptiCare offers a variety of vision plan designs to help meet the needs of is members and clinics.  OptiCare provides a range of products and services so that clients can implement a vision plan to fit their needs and patients can be treated at appropriate levels of care.  We acquired the managed vision business of OptiCare Health Systems, Inc. in 2006.

•
Telehealth Services.  NurseWise and Nurse Response provide a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year.  Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions.  Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours.  Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.  Call volume is based on membership levels and seasonal variation.  NurseWise commenced operations in 1998.

•
Pharmacy Benefits Management.  US Script is a pharmacy benefits manager that administers pharmacy benefits and processes pharmacy claims via its proprietary claims processing software.  US Script has developed and administers a contracted national network of retail pharmacies.  We acquired US Script in 2006.

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

REGULATION

Our Medicaid, Medicare and Specialty operations are regulated at both state and federal levels.  Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction.  Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules.  Changes in applicable laws and rules also may occur periodically.

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

The process for obtaining authorization to operate as a managed care organization is complex and requires us to demonstrate to the regulators of the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network adequacy and procedures for covering emergency medical conditions.  Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries, as well as our specialty companies, must comply with minimum statutory capital requirements or other financial requirements, such as deposit and reserve requirements.  Insurance regulations may also require prior state approval of acquisitions of other managed care organizations’ businesses and the payment of dividends, as well as notice for loans or the transfer of funds.  Our subsidiaries are also subject to periodic reporting requirements.  In addition, each health plan and individual health insurance provider must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations.  These regulations in certain states include:

•	premium taxes or similar assessments;
•	stringent prompt-pay laws;
•	disclosure requirements regarding provider fee schedules and coding procedures; and
•	programs to monitor and supervise the activities and financial solvency of provider groups.

State Contracts

In addition to being a licensed health maintenance organization, in order to be a Medicaid Managed Care organization in each of the states in which we operate, we must operate under a contract with the state’s Medicaid agency.  States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program.  We receive monthly payments based on specified capitation rates determined on an actuarial basis.  These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state.

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

The table below sets forth the term of our state contracts and provides details regarding related renewal or extension and termination provisions as of December 31, 2009.
State Contract	Expiration Date	Renewal or Extension by the State	Termination by the State

Arizona – Acute Care	September 30, 2011	May be extended for up to two additional one-year terms.	May be terminated for convenience or an event of default.

Arizona – Behavioral Health	June 30, 2010	Renewable through the state’s reprocurement process.1	May be terminated for convenience or an event of default.

Arizona – Long-term Care	September 30, 2010	May be extended for up to one additional year.	May be terminated for convenience, an event of default or lack of funding.

Arizona – Special Needs Plan (Medicare)	December 31, 2010	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

Florida – Medicaid & ABD	August 31, 2012	Renewable through the state’s recertification process.	May be terminated for an event of default or lack of federal funding.

Georgia – Medicaid & CHIP	June 30, 2010	Renewable for two additional one-year terms.	May be terminated for an event of default or significant changes in circumstances.

Indiana – Medicaid & CHIP	December 31, 2010	Renewable through the state’s recertification process. 2	May be terminated for convenience or an event of default.

Kansas – Behavioral Health	June 30, 2010	May be extended for up to two additional one-year terms.	May be terminated for cause, or without cause for lack of funding.

Massachusetts – Commonwealth Care	June 30, 2010	Renewable through the state’s recertification process.	May be terminated for convenience or an event of default.

Massachusetts – Commonwealth Care Bridge	June 30, 2010	Renewable through the state’s recertification process.	May be terminated for convenience or an event of default.

Ohio – Medicaid & CHIP	June 30, 2010	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio – Aged, Blind or Disabled (ABD)	June 30, 2010	Renewable annually for successive 12-month periods.	May be terminated for an event of default.

Ohio – Special Needs Plan (Medicare)	December 31, 2010	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

South Carolina – Medicaid & ABD	March 31, 2010	Renewable for successive 24-month periods.	May be terminated for convenience or an event of default.

South Carolina – CHIP	March 31, 2010	Renewable through the state’s recertification process.	May be terminated for convenience, an event of default or lack of federal funding.

Texas – Medicaid, CHIP & ABD	August 31, 2010	May be extended for up to four additional years.	May be terminated for convenience, an event of default or lack of federal funding.

Texas – Exclusive Provider Organization (CHIP)	August 31, 2010	Coverage for the CHIP members continues under the new CHIP Rural Service Area contract discussed below. 3	May be terminated upon any event of default or in the event of lack of state or federal funding.

Texas – CHIP Rural Service Area	August 31, 2013	May be extended for up to five additional years. 3	May be terminated upon any event of default or in the event of lack of state or federal funding.

Texas – Foster Care	August 31, 2010	May be extended for up to four and a half additional years.	May be terminated for convenience, an event of default, or non-appropriation of funds.

Texas – Special Needs Plan (Medicare)	December 31, 2010	Renewable annually for successive 12-month periods.	May be terminated by an event of default.

Wisconsin – Medicaid, CHIP & ABD 4	December 31, 2011	Renewable through the state’s recertification process. 4	May be terminated if a change in state or federal laws, rules or regulations materially affects either party’s right or responsibilities or for an event of default or lack of funding.

Wisconsin – Medicaid & CHIP 5	July 31, 2010 5	Subject to the state’s reprocurement process. 5	Subject to the state’s reprocurement process. 5

Wisconsin – Network Health Plan Subcontract	December 31, 2011	Renews automatically for successive five-year terms.
May be terminated upon two-years notice prior to the end of the then current term or if a change in state or federal laws, rules or regulations materially affects either party’s rights or responsibilities under the contract, or if Network Health Plan’s contract with the State is terminated.

Wisconsin – Special Needs Plan (Medicare)	December 31, 2010	Renewable annually for successive 12-month periods.	May be terminated by an event of default.
_________________________________________
1 The Arizona Behavioral Health contract renewal is currently in process under the state’s reprocurement process.
2 The Indiana Medicaid and CHIP contract is subject to a reprocurement process with a contract effective date of January 1, 2011.
3 The Texas CHIP Rural Service Area (RSA) contract covers CHIP members previously included under the Exclusive Provider Organization (EPO) contract.  The CHIP RSA contract has a start date of September 1, 2010.  Under the previous EPO contract, we were the sole provider of services.  Under the new RSA contract, members have the option to select either our plan or the new alternate plan provided by another carrier.
4 The current contract excludes coverage for Medicaid and CHIP members in six counties (Kenosha, Milwaukee, Ozaukee, Racine, Washington and Waukesha).  The state has not yet determined the process for renewal and if it will require requalification or a complete reprocurement submission.
5 The contract covers six counties carved out by the state for Medicaid and CHIP members (Kenosha, Milwaukee, Ozaukee, Racine, Washington and Waukesha).  This contract extension is in place to cover members in these counties until the later of July 31, 2010 or at a date which the state has awarded membership under the reprocurement currently in process.

HIPAA and HITECH

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  The Act is designed to improve the portability and continuity of health insurance coverage and simplify the administration of health insurance claims.  Among the main requirements of HIPAA are the “Administrative Simplification” provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards);  requirements for protecting the privacy and security of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Reinvestment and Recovery Act of 2009, amended certain provisions of HIPAA and introduced new data security obligations for covered entities and their business associates.  HITECH also mandates individual notification in instances of data breach, provides enhanced penalties for HIPAA violations, and grants enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights.

 The Privacy Rule and HITECH regulations establish requirements to protect the privacy of medical records and other personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates.  Among numerous other requirements, the privacy regulations:

•	limit certain uses and disclosures of private health information, and require patient authorizations for such uses and disclosures of private health information;
•	guarantee patients the right to access their medical records and to know who else has accessed them;
•	limit most disclosure of health information to the minimum needed for the intended purpose;
•	establish procedures to ensure the protection of private health information;
•	authorize access to records by researchers and others;
•	establish requirements for breach notification; and
•	impose criminal and civil sanctions for improper uses or disclosures of health information.

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses, and their business associates to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of personal health information when it is electronically stored, maintained or transmitted, through such devices as user authentication mechanisms and system activity audits.  The HITECH Act established a federal requirement for notification when the security of personal health information is breached.  In addition there is a patchwork of states laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted.  Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format.  Penalties can be imposed for failure to comply with these requirements.

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

We have implemented processes, policies and procedures to comply with HIPAA and HITECH, including administrative, technical and physical safeguards to prevent against electronic data breach, education and training for employees in specific practices designed to help ensure against unauthorized use or access to personal health information, and training on procedures for reporting a suspected breach.  In addition, our corporate privacy officer and health plan privacy officials serve as resources to employees to address any questions or concerns they may have.

Patients’ Rights Legislation

Although no federal legislation has been enacted, patients’ rights legislation is frequently proposed in Congress.  If enacted, this type of legislation could expand our potential exposure to lawsuits and increase our regulatory compliance costs.  Depending on the final form of any enacted patients’ rights legislation, such legislation could, among other things, expose us to liability for economic and punitive damages for making determinations that deny benefits or delay beneficiaries’ receipt of benefits as a result of our medical necessity or other coverage determinations.  We cannot predict when or whether patients’ rights legislation will be enacted into law or, if enacted, what final form such legislation might take.

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

EMPLOYEES

As of December 31, 2009, we had approximately 3,900 employees.  None of our employees are represented by a union.  We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at January 31, 2010:

Name	Age	Position
Michael F. Neidorff	67	Chairman and Chief Executive Officer
Mark W. Eggert	48	Executive Vice President, Health Plan Business Unit
Carol E. Goldman	52	Executive Vice President and Chief Administrative Officer
Jason M. Harrold	40	Senior Vice President, Specialty Business Unit
Jesse N. Hunter	34	Executive Vice President, Corporate Development
Donald G. Imholz	57	Executive Vice President and Chief Information Officer
Edmund E. Kroll	50	Senior Vice President, Finance and Investor Relations
Frederick J. Manning	62	Executive Vice President, Celtic Insurance Company
William N. Scheffel	56	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	34	Vice President, Corporate Controller and Chief Accounting Officer
Toni Simonetti	53	Senior Vice President, Public Affairs
Keith H. Williamson	57	Senior Vice President, General Counsel and Secretary

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

Jason M. Harrold.  Mr. Harrold has served as our Senior Vice President, Specialty Business Unit since August 2009.  He served as President of OptiCare from July 2000 to August 2009.  From July 1996 to July 2000, Mr. Harrold held various positions of increasing responsibility at OptiCare including Vice President of Operations and Chief Operating Officer.

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

Donald G. Imholz.   Mr. Imholz has served as our Executive Vice President and Chief Information Officer since December 2009.  Mr. Imholz served as our Senior Vice President and Chief Information Officer from September 2008 to December 2009.  From January 2008 to September 2008, Mr. Imholz was an independent consultant working for clients across a variety of industries. From January 1975 to January 2008, Mr. Imholz was with The Boeing Company and served as Vice President of Information Technology from 2002 to January 2008. In that role, Mr. Imholz was responsible for all application development and support worldwide.

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

William N. Scheffel.  Mr. Scheffel has served as our Executive Vice President, Chief Financial Officer and Treasurer since May 2009.  He served as our Executive Vice President, Specialty Business Unit from June 2007 to May 2009. From May 2005 to June 2007, he served as our Senior Vice President, Specialty Business Unit.  From December 2003 until May 2005, he served as our Senior Vice President and Controller.  From July 2002 to October 2003, Mr. Scheffel was a partner with Ernst & Young LLP.  From 1975 to July 2002, Mr. Scheffel was with Arthur Andersen LLP.

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

Toni Simonetti. Ms. Simonetti has served as our Senior Vice President, Public Affairs since December 2009.  She previously served as Vice President, Global Communications at GMAC Financial Services from July 2004 to June 2009.  From December 1999 to September 2006, Ms. Simonetti served as Executive Director, Financial Communications and Global Media Relations at General Motors Corporation.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between March 31, 2010 and August 31, 2013. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Congress is currently considering legislation that could significantly reform the U.S. health care system. We cannot predict whether any legislation will be passed and if it is, what impact it will have on our business. If any reforms are implemented that reduce Medicaid or CHIP spending or the payments we receive from states or increase taxes on HMOs or MCOs, our business could suffer.

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

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of most individually identifiable health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of data breach, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

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

Numerous proposals relating to changes in healthcare law have been introduced, some of which have been passed by Congress and the states in which we operate or may operate in the future. Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. For example, these changes could reduce the number of persons enrolled or eligible to enroll in Medicaid, reduce the reimbursement or payment levels for medical services or reduce benefits included in Medicaid coverage. For example, some states, including Indiana and Ohio have removed, and others could consider removing, pharmacy coverage from the services covered by managed care entities. We are also unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare in general. Legislation or regulations that require us to change our current manner of operation, benefits provided or our contract arrangements may seriously harm our operations and financial results.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in South Carolina in December 2007, began our Foster Care program in Texas in April 2008, commenced operations in Florida in February 2009 and in Massachusetts in July 2009, and expect to commence operations in Mississippi in 2010. For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.

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

Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics or pandemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. In 2009, the H1N1 influenza pandemic resulted in heightened costs due to increased physician visits and increased utilization of hospital emergency rooms and pharmaceutical costs. We cannot predict what impact the H1N1 influenza virus or any other epidemic or pandemic will have on our costs in the future. Additionally, we may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

As of December 31, 2009, we had $440.5 million in cash, cash equivalents and short-term investments and $545.6 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operations or liquidity.

As of December 31, 2009, we had $345.6 million of investments in state and municipal securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

The securities and credit markets have been experiencing extreme volatility and disruption over the past several years. The availability of credit, from virtually all types of lenders, has been restricted. Such conditions may persist throughout 2010 and beyond. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, including costs related to our corporate headquarters’ project, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided. In addition, current focus on health care reform and potential growth in our segment may attract new competitors. Subject to limited exceptions by federally approved state applications, the federal government requires that there be choices for Medicaid recipients among managed care programs. Voluntary programs, increases in the number of competitors and mandated competition may limit our ability to increase our market share.

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

If we are unable to complete the previously announced sale of certain assets of our New Jersey health plan in a timely manner, our business could suffer.

On November 20, 2008, we announced that we had entered into an agreement with Amerigroup Corporation, or Amerigroup, to sell certain assets of our subsidiary University Health Plans, Inc. in the State of New Jersey to Amerigroup. The agreement contains a number of conditions to closing, including (i) the approval of regulators in New Jersey, (ii) the lack of a material adverse effect, and (iii) other customary conditions. On December 31, 2008, we announced that we had received a termination notice from Amerigroup relating to the New Jersey transaction. On October 23, 2009, we entered into a settlement agreement with Amerigroup resolving all claims, and expect to complete the sale in the first quarter of 2010. However, if we are unable to complete the sale of our New Jersey business, our results of operations could be negatively impacted.

Risks related to our corporate headquarters’ project could harm our financial position, results of operations or cash flows.

In 2008 and 2009, our capital expenditures included costs associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business. We are currently a joint venture partner in an entity that is developing the properties. If the entity is unable to complete the development or if the entity delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows. For example, in 2007 we abandoned a previously planned redevelopment project and recorded a pre-tax impairment charge of $7.2 million. Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate office headquarters building located in St. Louis, Missouri.  During 2008 and 2009, our capital expenditures included costs for the construction of a new real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.

We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate.  We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.  We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3.  Legal Proceedings

In May 2008, the Internal Revenue Service, or IRS, began an audit of our 2006 and 2007 tax returns.  As a result of this audit, the IRS has initially denied the $34.9 million tax benefit we recognized for the abandonment of the FirstGuard stock in 2007.  We are proceeding with the appeals process and believe that it is more likely than not that our tax position will be upheld.  Accordingly, we have not made any adjustments to our reserve for uncertain tax positions related to this issue.

We routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of any of these matters individually, or in the aggregate, to have a material effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003.

	2009 Stock Price		2008 Stock Price
	High	Low	High	Low
First Quarter	$22.50	$15.00	$28.49	$13.58
Second Quarter	21.00	17.29	21.70	13.10
Third Quarter	20.48	16.89	24.67	16.40
Fourth Quarter	22.02	17.25	21.61	15.23

As of February 5, 2010, there were 55 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.  During the year ended December 31, 2009, we repurchased 332,595 shares at an aggregate cost of $6.3 million.  During the quarter ended December 31, 2009, with the exception of the 40,117 shares footnoted below, we did not repurchase any shares other than through this publicly announced program.
Issuer Purchases of Equity Securities Fourth Quarter 2009
Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2009	299		$18.65	—	1,667,724
November 1 – November 30, 2009	4,869		18.29	—	1,667,724
December 1 – December 31, 2009	34,949		19.17	—	1,667,724
TOTAL	40,117	1	$19.06	—	1,667,724
________________
1 Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

Stock Performance Graphs

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2004 to December 31, 2009 with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index over the same period.  The graph assumes an investment of $100 on December 31, 2004 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index and assumes the reinvestment of any dividends.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Centene Corporation	$ 100.00	$ 92.73	$ 86.67	$ 96.79	$ 69.52	$ 74.67
New York Stock Exchange Composite Index	$ 100.00	$ 106.95	$ 126.05	$ 134.35	$ 79.41	$ 99.10
MS Health Care Payor Index	$ 100.00	$ 137.12	$ 146.24	$ 169.92	$ 76.79	$ 117.80

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.  The assets, liabilities and results of operations of FirstGuard and University Health Plans have been classified as discontinued operations for all periods presented.  The data for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 are derived from consolidated financial statements included elsewhere in this filing.  The data for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 are derived from consolidated financial statements not included in this filing.

	Year Ended December 31,
	2009	2008	2007	20061	2005
	(In thousands, except share data)

Revenues:
Premium	$3,786,525	$3,199,360	$2,611,953	$1,707,439	$1,095,308
Service	91,758	74,953	80,508	79,159	13,456
Premium and service revenues	3,878,283	3,274,313	2,692,461	1,786,598	1,108,764
Premium tax	224,581	90,202	76,567	35,848	6,079
Total revenues	4,102,864	3,364,515	2,769,028	1,822,446	1,114,843
Expenses:
Medical costs	3,163,523	2,640,335	2,190,898	1,436,371	897,077
Cost of services	60,789	56,920	61,348	60,287	5,608
General and administrative expenses	514,529	444,733	384,970	267,712	162,432
Premium tax expense	225,888	90,966	76,567	35,848	6,079
Total operating expenses	3,964,729	3,232,954	2,713,783	1,800,218	1,071,196
Earnings from operations	138,135	131,561	55,245	22,228	43,647
Other income (expense):
Investment and other income	15,691	21,728	24,452	15,511	8,417
Interest expense	(16,318)	(16,673)	(15,626)	(10,574)	(3,985)
Earnings from continuing operations, before income tax expense	137,508	136,616	64,071	27,165	48,079
Income tax expense	48,841	52,435	23,031	9,565	17,242
Earnings from continuing operations, net of income tax expense	88,667	84,181	41,040	17,600	30,837
Discontinued operations, net of income tax (benefit) expense of $(1,204), $(281), $(31,563), $12,412, and $12,982, respectively	(2,422)	(684)	32,362	(61,229)	24,795
Net earnings (loss)	86,245	83,497	73,402	(43,629)	55,632
Noncontrolling interest	2,574	—	—	—	—
Net earnings (loss) attributable to Centene Corporation	$83,671	$83,497	$73,402	$(43,629)	$55,632

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$86,093	$84,181	$41,040	$17,600	$30,837
Discontinued operations, net of income tax (benefit) expense	(2,422)	(684)	32,362	(61,229)	24,795
Net earnings (loss)	$83,671	$83,497	$73,402	$(43,629)	$55,632

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.00	$1.95	$0.95	$0.41	$0.73
Discontinued operations	(0.06)	(0.02)	0.74	(1.42)	0.58
Basic earnings (loss) per common share	$1.94	$1.93	$1.69	$(1.01)	$1.31
Diluted:
Continuing operations	$1.94	$1.90	$0.92	$0.39	$0.69
Discontinued operations	(0.05)	(0.02)	0.72	(1.37)	0.55
Diluted earnings (loss) per common share	$1.89	$1.88	$1.64	$(0.98)	$1.24

Weighted average number of common shares outstanding:
Basic	43,034,791	43,275,187	43,539,950	43,160,860	42,312,522
Diluted	44,316,467	44,398,955	44,823,082	44,613,622	45,027,633

___________________________________________
1 2006 results for discontinued operations include a goodwill impairment charge of $81,098 and other non-cash impairment charges of $7,170 for the FirstGuard reporting unit.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$400,951	$370,999	$267,305	$237,514	$112,269
Investments and restricted deposits	585,183	451,058	369,545	174,431	163,489
Total assets	1,702,364	1,451,152	1,121,824	894,980	668,030
Medical claims liability	470,932	384,360	323,741	241,073	123,102
Long-term debt	307,085	264,637	206,406	174,646	92,448
Total stockholders’ equity	619,427	501,272	415,047	326,423	352,048

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.  The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A.“Risk Factors” of this Form 10-K.

Our MD&A includes the following sections:

•	Overview
•	Membership
•	Results of Continuing Operations
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Regulatory Capital and Dividend Restrictions
•	Recent Accounting Pronouncements
•	Critical Accounting Policies and Estimates

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  Our health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  Our Specialty Services segment provides specialty services, including behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our health plans in Arizona, which is operated by our long-term care company, and Massachusetts, which is operated by our individual health insurance provider, are included in the Specialty Services segment.  Our Specialty Services segment also provides a full range of healthcare solutions for the rising number of uninsured Americans.

We expect to complete the sale of certain assets of University Health Plans, Inc, or UHP, our New Jersey health plan, in the first quarter of 2010.  Unless specifically noted, the discussions below are in the context of continuing operations, and therefore, exclude UHP.  The results of operations for UHP are classified as discontinued operations for all periods presented.

The first quarter of 2008 included $20.8 million of premium revenue for the Georgia premium rate increase related to the period from July 1, 2007 through December 31, 2007.  All 2008 ratios and year over year changes discussed below are inclusive of this revenue.

Our financial performance for 2009 is summarized as follows:

—	Year-end at-risk managed care membership of 1,455,600.
—	Premium and service revenues of $3.9 billion.
—	Health Benefits Ratio of 83.5%.
—	General and Administrative expense ratio of 13.3%.
—	Diluted net earnings per share of $1.94.
—	Total operating cash flows of $248.2 million, or 2.9 times net earnings.

The following new contracts and acquisitions contributed to our revenue and membership growth over the last two years:

—
In July 2009, we began operating in Massachusetts to manage healthcare services for members under the state’s Commonwealth Care program and in October 2009 under the Commonwealth Care Bridge program, operating as CeltiCare Health Plan of Massachusetts.  At December 31, 2009, we served 27,800 members.

—	In March 2009, we completed an acquisition of certain assets in South Carolina. We now serve 48,600 at-risk members in South Carolina at December 31, 2009.
—
In February 2009, we began converting non-risk managed care membership in Florida from Access Health Solutions LLC, or Access, to our new subsidiary, Sunshine State Health Plan on an at-risk basis.  Additionally, we also completed an acquisition of certain assets in Florida, adding to our membership.  At December 31, 2009, we served 102,600 members on an at-risk basis while Access served 59,700 members on a non-risk basis.  Beginning January 1, 2009, we have presented our investment in Access as a consolidated subsidiary.

—	In October 2008, we began operating under our contract in Arizona to provide Acute Care services in Yavapai county.
—	Effective July 2008, we completed the acquisition of Celtic, a health insurance carrier focused on the individual health insurance market.
—	In April 2008, we began operating under our new contract in Texas to provide statewide managed care services to participants in the Texas Foster Care program.

We expect our revenue and membership base to continue to grow in 2010.  The following factors contribute to our growth potential in 2010:

—
In November 2009, we announced we were selected to provide managed care services in Mississippi to Medicaid recipients through the Mississippi Coordinated Access Network (MississippiCan) program.  We are working with the State and currently expect a 2010 start date.

—
In February 2010, we announced a definitive agreement to acquire certain Medicaid assets in South Carolina.  The transaction is expected to close in the third quarter of 2010 and add revenues of $55 to $65 million for 2010.

—	Full year impact of our new health plan in Massachusetts, continued membership conversion in Florida, and the full year impact in 2010 of membership growth experienced during 2009.
—	Our revenue in 2010 will be adversely affected by the removal of pharmacy benefits from our contracted services (pharmacy carve-outs) in two states in 2010.

MEMBERSHIP

From December 31, 2007 to December 31, 2009, we increased our at-risk managed care membership by 38.1%.  The following table sets forth our membership by state for our managed care organizations:

	December 31,
	2009	2008	2007
Arizona	18,100	14,900	—
Florida	102,600	—	—
Georgia	309,700	288,300	287,900
Indiana	208,100	175,300	154,600
Massachusetts	27,800	—	—
Ohio	150,800	133,400	128,700
South Carolina	48,600	31,300	100
Texas	455,100	428,000	351,000
Wisconsin	134,800	124,800	131,900
Total at-risk membership	1,455,600	1,196,000	1,054,200
Non-risk membership	63,700	3,700	35,100
Total	1,519,300	1,199,700	1,089,300

The following table sets forth our membership by line of business:

	December 31,
	2009	2008	2007
Medicaid	1,081,400	877,400	779,300
CHIP & Foster Care	263,600	257,300	214,600
ABD & Medicare	82,800	61,300	60,300
Other State programs	27,800	—	—
Total at-risk membership	1,455,600	1,196,000	1,054,200
Non-risk membership	63,700	3,700	35,100
Total	1,519,300	1,199,700	1,089,300

The following table provides supplemental information of other membership categories:

	December 31,
	2009	2008	2007
Cenpatico Behavioral Health:
Kansas	41,400	41,100	39,000
Arizona	120,100	105,000	99,900
Bridgeway:
Long-term Care	2,600	2,100	1,600

From December 31, 2008 to December 31, 2009 our membership increased in all of our states as a result of:
•	strong organic growth as a result of general economic conditions;
•	acquisitions in Florida and South Carolina;
•	the conversion of non-risk membership from Access to at-risk under Sunshine State Health Plan in Florida; and
•	expansion into Massachusetts under the state Commonwealth Care Bridge and Commonwealth Care programs.

From December 31, 2007 to December 31, 2008 our membership increased as a result of:
•	organic growth in Arizona, Indiana and Texas;
•	the addition of the Foster Care program in Texas;
•	temporary eligibility determinations and network expansions in Indiana;
•	expansion of our Arizona health plan into Yavapai county in October 2008; and
•	the conversion of non-risk membership in South Carolina as additional counties converted to at-risk.
Our membership decreased in Wisconsin due to the termination of certain provider contracts.

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2009, 2008 and 2007, as prepared in accordance with generally accepted accounting principles in the United States, or GAAP.

Summarized comparative financial data for 2009, 2008 and 2007 are as follows ($ in millions):

	2009	2008	2007	% Change 2008 - 2009	% Change 2007 - 2008
Premium	$3,786.5	$3,199.3	$2,611.9	18.4%	22.5%
Service	91.8	75.0	80.5	22.4%	(6.9)%
Premium and service revenues	3,878.3	3,274.3	2,692.4	18.4%	21.6%
Premium tax	224.6	90.2	76.6	149.0%	17.8%
Total revenues	4,102.9	3,364.5	2,769.0	21.9%	21.5%
Medical costs	3,163.5	2,640.3	2,190.9	19.8%	20.5%
Cost of services	60.8	56.9	61.3	6.8%	(7.2)%
General and administrative expenses	514.6	444.7	385.0	15.7%	15.5%
Premium tax expense	225.9	91.0	76.6	148.3%	18.8%
Earnings from operations	138.1	131.6	55.2	5.0%	138.1%
Investment and other income, net	(0.6)	5.0	8.8	(112.4)%	(42.7)%
Earnings from continuing operations, before income tax expense	137.5	136.6	64.0	0.7%	113.2%
Income tax expense	48.8	52.4	23.0	(6.9)%	127.7%
Earnings from continuing operations, net of income tax expense	88.7	84.2	41.0	5.3%	105.1%
Discontinued operations, net of income tax (benefit) expense of $(1.2), $(0.3) and $(31.6) respectively	(2.4)	(0.7)	32.4	254.1%	(102.1)%
Net earnings (loss)	86.3	83.5	73.4	3.3%	13.8%
Noncontrolling interest	2.6	—	—	—	—
Net earnings attributable to Centene Corporation	$83.7	$83.5	$73.4	0.2%	13.8%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$86.1	$84.2	$41.0	2.3%	105.1%
Discontinued operations, net of income tax (benefit) expense	(2.4)	(0.7)	32.4	254.1%	(102.1)%
Net earnings	$83.7	$83.5	$73.4	0.2%	13.8%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$1.94	$1.90	$0.92	2.1%	106.5%
Discontinued operations	(0.05)	(0.02)	0.72	(150.0)%	(102.8)%
Total diluted earnings (loss) per common share	$1.89	$1.88	$1.64	0.5%	14.6%

Revenues and Revenue Recognition

Our health plans generate revenues primarily from premiums we receive from the states in which we operate.  We receive a fixed premium per member per month pursuant to our state contracts.  We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members.  In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership.  Generally, the risk score is determined by the state analyzing encounter submissions of processed claims data to determine the acuity of our membership relative to the entire state’s Medicaid membership.  Some contracts allow for additional premium associated with certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

Our specialty companies generate revenues under contracts with state programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of services.

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

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  In 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  For the year ended December 31, 2009, this pass-through totaled $132.9 million and increased our premium tax revenue and expense.  We exclude premium taxes from our key ratios as we believe the premium tax is, in essence, a pass-through of costs and not indicative of our operating performance.

Premium and service revenues increased 18.4% in 2009 over 2008 as a result of membership growth in all our states discussed under the heading “Membership”, the effect of a full year of the Celtic acquisition in July 2008, and premium rate increases.  The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In 2009, we received premium rate increases in certain markets which yielded a 2.9% composite increase across all of our markets.

Premium and service revenues increased 21.6% in 2008 over 2007 as a result of membership growth in Arizona, Indiana and Texas, the Celtic acquisition in July 2008, and premium rate increases.  In 2008, we received premium rate increases in certain markets which yield a 2.7% composite increase across all of our markets.

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

Contract amendments related to rate increases for the Georgia health plan effective July 1, 2008 and 2009 were not fully executed until the respective fourth quarters and accordingly, the premium revenue from July 1 to September 30 was recorded in the fourth quarter in each respective year.

Operating Expenses

Medical Costs

Medical costs include payments to physicians, hospitals, and other providers for healthcare and specialty services claims. Medical costs also include estimates of medical expenses incurred but not yet reported, or IBNR, and estimates of the cost to process unpaid claims. We use our judgment to determine the assumptions to be used in the calculation of the required IBNR estimate.  The assumptions we consider include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims.

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

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The health benefits ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our external membership by member category:

	Year Ended December 31,
	2009	2008	2007
Medicaid and CHIP	84.6%	80.6%	82.8%
ABD and Medicare	81.1	91.1	91.4
Specialty Services	80.2	83.8	78.4
Total	83.5	82.5	83.9

The consolidated HBR for the year ended December 31, 2009 was 83.5%, an increase of 1.0% over 2008.  The increase in the total HBR in 2009 as compared to 2008 is due to the effect of the following items:
•	recording the Georgia premium rate increase for the period from July 1, 2007 to December 31, 2007 during the first quarter of 2008 had the effect of decreasing the HBR in 2008 by 0.6%;
•	a March 1, 2009 rate decrease for our CHIP/Perinate product in Texas which brought the HBR more in line with our normal range;
•	higher HBR in our Florida market; and
•	additional costs related to the flu.
These factors were partially offset by reductions in the HBR for our ABD product, particularly due to provider network improvements and exiting certain markets in Ohio, and growth in our South Carolina ABD membership which operates at a lower HBR than our normal range.  The decrease in our ABD HBR lowered our total HBR by 1.7% for the year ended December 31, 2009.

The consolidated HBR for the year ended December 31, 2008 was 82.5%, a decrease of 1.4% over 2007.  The decrease for the year ended December 31, 2008 over 2007 is due to the effect of recording the Georgia premium rate increase for the period to July 1, 2007 to December 31, 2007 in 2008.

Cost of Services

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

General and Administrative Expenses

General and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A increased in both the years ended December 31, 2009 and December 31, 2008 primarily due to expenses for additional staff and facilities to support our growth.  G&A also increased in 2009 as result of the consolidation of Access.  Additionally, G&A increased in 2008 as a result of the acquisition of Celtic.  G&A expenses also include business expansion costs, such as wages and benefits for administrative personnel, contracting costs, and information technology buildouts, incurred prior to the commencement of a new contract or state health plan.  For example, we incurred business expansion costs for the Foster Care product in Texas in 2008 and Massachusetts in 2009.  Our G&A in 2010 will include business expansion costs associated with our new contract in Mississippi.

The G&A expense ratio represents G&A expenses as a percentage of premium and service revenues, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.  The consolidated G&A expense ratio for the years ended December 31, 2009, 2008 and 2007 were 13.3%, 13.6% and 14.3%, respectively.  The decrease in the ratio in 2009 primarily reflects the leveraging of our expenses over higher revenues, partially offset by the effect of the acquisition of Celtic, our business expansion costs for Florida, Massachusetts and Mississippi and the consolidation of Access.

Other Income (Expense)

The following table summarizes the components of investment and other income, net ($ in millions):

	Year Ended December 31,
	2009	2008	2007
Investment income	$15.7	$19.8	$23.9
Reserve Primary fund loss	—	(4.5)	—
Earnings from equity method investee	—	6.4	0.5
Interest expense	(16.3)	(16.7)	(15.6)
Investment and other income, net	$(0.6)	$5.0	$8.8

Other income (expense) consists principally of investment income from cash and investments, earnings in equity method investments, and interest expense on debt.  Decreases in investment income in 2009 and 2008 reflect the decline in market interest rates.  The 2008 results included a loss of $4.5 million related to our investment in the Reserve Primary money market fund whose Net Asset Value fell below $1.00 per share.  As of December 31, 2009, the carrying amount of our investment in the Reserve Primary money market fund was $2.4 million.  In January 2010, we received a distribution from the fund of $5.4 million and will record a gain of $3.0 million in the first quarter of 2010.  Earnings from equity method investee decreased due to the inclusion of investment in Access as a consolidated subsidiary beginning in 2009.  Interest expense was relatively stable reflecting modest increases in debt balances offset by the decline in market interest rates associated with variable rate debt.

Income Tax Expense

The effective tax rate in 2009 was 35.5% compared to 38.4% in 2008 and 35.9% in 2007.  The decrease in 2009 was primarily due to the effect of the inclusion of the noncontrolling interest in consolidated subsidiaries (for which we are not required to provide income taxes) and an increase in 2008 due to a change in the estimated benefit to be realized from New Jersey state net operating loss carryforwards.  Excluding the effect of the noncontrolling interest, our effective tax rate would have been 36.2% in 2009.  The increase in 2008 from 2007 was due to higher state taxes as a result of a change in the estimated benefit to be realized from New Jersey state net operating loss carryforwards.

Discontinued Operations

In November 2008, we announced our intention to sell certain assets of UHP, our New Jersey health plan.  Accordingly, the results of operations for UHP are reported as discontinued operations for all periods presented.  We expect to complete the sale in the first quarter of 2010.  UHP was previously reported in the Medicaid Managed Care segment.

The pre-tax loss from discontinued operations was $3.6 million in 2009 and $1.0 million in 2008 compared to a pre-tax gain of $0.8 million in 2007.  Legal expenses of $1.8 million and employee retention expenses of $3.6 million related to the pending sale of UHP were included in the results from discontinued operations during 2009.  The 2008 results include a one-time charge of $3.7 million primarily for asset impairments and employee severance related to the sale.  The assets and liabilities of the discontinued business are segregated in the consolidated balance sheet.

Net earnings from discontinued operations in 2007 included tax benefits of $32.6 million, net of asset write-offs, associated with the abandonment of the stock of our FirstGuard health plans.

Segment Results

The following table summarizes our operating results by segment ($ in millions):

	2009	2008	2007	% Change 2008-2009		% Change 2007-2008
Premium and Service Revenues
Medicaid Managed Care	$3,464.8	$2,992.3	$2,524.7	15.8%		18.5%
Specialty Services	1,049.5	816.5	651.9	28.5%		25.2%
Eliminations	(636.0)	(534.5)	(484.2)	19.0%		10.4%
Consolidated Total	$3,878.3	$3,274.3	$2,692.4	18.4%		21.6%

Earnings from Operations
Medicaid Managed Care	$99.3	$108.4	$35.5	(8.4	) %	204.9%
Specialty Services	38.8	23.2	19.7	67.4%		17.8%
Consolidated Total	$138.1	$131.6	$55.2	5.0%		138.1%

Medicaid Managed Care

Premium and service revenues increased 15.8% in 2009 due to membership growth in our states, especially Florida, Indiana, South Carolina and Texas.  Premium and service revenues increased 18.5% in 2008 over 2007 due primarily to higher membership in Texas from the Foster Care product, at-risk membership growth in South Carolina, and the effect of recording the Georgia premium rate increase of $20.8 million for the period July 1, 2007 to December 31, 2007 in 2008.

Earnings from operations decreased in 2009 from 2008 levels due to the aforementioned effect of the Georgia rate increase.  Excluding the effects of recording this rate increase in 2008, earnings from operations increased 13.4% in 2009 over 2008 levels reflecting the overall growth in our membership and revenue base and improvements in our ABD product, especially in Ohio and South Carolina, offset by a rate decrease in Texas, higher medical costs related to the flu, and a higher HBR in Florida.

Specialty Services

Premium and service revenues increased 28.5% in 2009 primarily due to a full year effect of the Celtic acquisition, the commencement of our new health plan in Massachusetts, and membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Premium and service revenues increased 25.2% in 2008 over 2007 due primarily to the acquisition of Celtic and higher membership in Texas from the Foster Care product of which behavioral health comprises a significant percentage of the overall premium for this product.

Earnings from operations increased 67.4% in 2009 from 2008 levels primarily due to the increase in revenue and leveraging of the segments infrastructure costs over this higher revenue base.  Earnings from operations also increased due to a lower HBR.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2009, 2008 and 2007, that we use throughout our discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$248.2	$222.0	$202.2
Net cash used in investing activities	(270.1)	(153.9)	(225.5)
Net cash provided by financing activities	46.6	42.4	20.8
Net increase (decrease) in cash and cash equivalents	$24.7	$110.5	$(2.5)

We finance our activities primarily through operating cash flows and borrowings under our revolving credit facility.  Our total operating activities provided cash of $248.2 million in 2009, $222.0 million in 2008 and $202.2 million in 2007.  Cash flow from operations in 2009 reflects the receipt in December 2009 of premiums for the month of January 2010 for three of our health plans, increasing our unearned revenue at December 31, 2009 by $78.3 million as compared to the prior year end.  Cash flow from operations also reflected an increase in medical claims liability primarily as a result of new business in Florida, Massachusetts and South Carolina.  Cash flow from operations in 2008 reflected an increase in our Medical claims liability as a result of new business in Texas, South Carolina and Arizona.  This was partially offset by a decrease in unearned revenue resulting from a timing difference with the receipt of our December revenue for our Ohio health plan.

Our investing activities used cash of $270.1 million in 2009, $153.9 million in 2008 and $225.5 million in 2007.  Cash flows from investing activities in 2009 primarily consisted of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.  Cash flows from investing activities also include the capital expenditures discussed below, membership conversion fees in Florida and acquisitions in Florida and South Carolina.  Cash flows from investing activities in 2008 included the purchase price of Celtic, which we acquired on July 1, 2008, capital expenditures and our investment in the Reserve Primary fund.  Our investing activities in 2007 consisted primarily of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of December 31, 2009, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.6 years. Cash is invested in investment vehicles such as municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts, commercial paper, bank deposits, asset backed securities and equity securities.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances as of December 31, ($ in millions):
	2009	2008

Cash, cash equivalents and short-term investments	$440.5	$480.4
Long-term investments	525.5	332.4
Restricted deposits	20.1	9.3
Total cash, investments and restricted deposits	$986.1	$822.1

Regulated cash, investments and restricted deposits	$949.9	$798.0
Unregulated cash and investments	36.2	24.1
Consolidated Total	$986.1	$822.1

Regulated cash and investments from discontinued operations1	$24.9	$30.1
________________________
1 Upon completion of the sale of assets of UHP and the subsequent payment of medical claims liabilities and other liabilities at the closing date, substantially all of the remaining regulated cash of UHP will be transferred to our unregulated cash.

We spent $83.1 million, $65.2 million and $53.9 million in 2009, 2008 and 2007, respectively, on capital assets consisting primarily of building construction, software and hardware upgrades, furniture, equipment, and leasehold improvements associated with office and market expansions.  Exclusive of our real estate development discussed below, we anticipate spending approximately $40 million on capital expenditures in 2010 primarily associated with system enhancements and market expansions.

During the second quarter of 2009, we executed an agreement as a joint venture partner in an entity that will develop property adjoining our corporate office, which we believe is necessary to accommodate our growing business.  For the year ended December 31, 2009 and 2008 we had capital expenditures of $59.5 million and $27.0 million, respectively, for costs associated with the real estate development.  The development is expected to be substantially complete in 2010 and we anticipate spending approximately $100 million on capital expenditures related to the construction in 2010.

In June 2009, this joint venture executed a $95 million construction loan associated with the development.  The construction loan is due June 1, 2011 and may be extended for two additional one year terms.  The loan bears interest at the LIBOR rate plus 4% with a minimum rate of 5%.  We and our development partner have each guaranteed up to $65 million associated with the construction loan.  The agreement contains non-financial and financial covenants, including requirements for us to maintain a specified net worth.  As of December 31, 2009, there was $32.6 million outstanding under the construction loan. Additionally, the joint venture has posted a $1.75 million letter of credit to a tenant of the development, collateralized by a portion of the entity’s cash balances.

Our financing activities provided cash of $46.6 million in 2009, $42.4 million in 2008 and $20.8 million in 2007.  During 2009, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and construction financing of the real estate development discussed above.  During 2008, our financing activities primarily related to borrowings under our $300 million revolver and stock repurchases.  During 2007, our financing activities primarily related to proceeds from issuance of $175 million in senior notes as discussed below.

At December 31, 2009, we had working capital, defined as current assets less current liabilities, of $(99.8) million, as compared to $25.4 million at December 31, 2008.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative at December 31, 2009, due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At December 31, 2009, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 33.2%, as compared to 34.6% at December 31, 2008.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

On January 21, 2010, we completed the sale of an additional 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the additional shares were approximately $104.5 million.  We used a portion of the net proceeds to repay the outstanding indebtedness under our $300 million revolving credit loan facility ($84.0 million as of December 31, 2009).  We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment of indebtedness, funding for acquisitions, capital expenditures, additions to working capital and to meet statutory capital requirements in new or existing states.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement will expire in September 2011.  As of December 31, 2009, we had $84.0 million in borrowings outstanding under the agreement and $40.5 million in letters of credit outstanding, leaving availability of $175.5 million.  As of December 31, 2009, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7.25% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of December 31, 2009, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time.  During the year ended December 31, 2009, we repurchased 332,595 shares.

During the year ended December 31, 2009, we received dividends of $19.1 million from our regulated subsidiaries.  On July 1, 2008 we completed the acquisition of Celtic for a purchase price of approximately $82.0 million, net of unregulated cash acquired.  During the year ended December 31, 2008, the Company received a dividend from Celtic of $31.4 million concurrent with the acquisition, and received an additional dividend of $17.0 million from a regulated subsidiary.  During the year ended December 31, 2007, we received dividends of $35.4 million for the excess regulatory capital remaining in our Kansas and Missouri health plans and dividends of $18.5 million from other regulated subsidiaries.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility and construction loan will be sufficient to finance our general operations, planned acquisition of Medicaid assets of South Carolina and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations.  These obligations contain estimates and are subject to revision under a number of circumstances.  Our debt consists of borrowings from our senior notes, credit facility, mortgages, construction loan and capital leases.  The purchase obligations consist primarily of software purchase and maintenance contracts.  The contractual obligations and estimated period of payment over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$470,932	$470,932	$—	$—	$—
Debt	307,731	646	117,870	184,258	4,957
Operating lease obligations	83,350	20,527	31,314	17,070	14,439
Purchase obligations	39,228	25,237	10,679	2,399	913
Interest on long-term debt 1	57,094	12,688	25,375	19,031	—
Reserve for uncertain tax positions	3,991	2,556	685	750	—
Other long-term liabilities 2	55,569	—	14,477	5,400	35,692
Total	$1,017,895	$532,586	$200,400	$228,908	$56,001
________________________________ 1 Interest on $175,000 Senior Notes. 2 Includes $8,932 separate account liabilities from third party reinsurance that will not be settled in cash.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2009, our subsidiaries, including UHP, had aggregate statutory capital and surplus of $453.2 million, compared with the required minimum aggregate statutory capital and surplus requirements of $286.5 million and we estimate our Risk Based Capital, or RBC, percentage to be 347% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2009, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

 Effective January 1, 2009, the Company adopted new guidance related to business combinations.  The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; and (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interest, in the acquiree, at the full amounts of their fair values.  The new guidance has been utilized for all acquisitions since January 1, 2009.

Effective January 1, 2009, the Company adopted new guidance related to consolidation and reporting of noncontrolling interest, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, this guidance eliminates the diversity that existed in accounting by requiring transactions between an entity and the noncontrolling interest be treated as equity transactions.

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

In June 2009, new guidance was issued related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the Company a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited.  The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

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

We use our judgment to determine the assumptions to be used in the calculation of the required estimates.  The assumptions we consider when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2009 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(2.0)%	$53,700	(2.0)%	$(14,600)
(1.5)	39,900	(1.5)	(10,900)
(1.0)	26,400	(1.0)	(7,200)
(0.5)	13,300	(0.5)	(3,700)
0.5	(13,000)	0.5	3,700
1.0	(26,000)	1.0	7,300
1.5	(38,800)	1.5	11,000
2.0	(51,400)	2.0	14,800

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $3.0 million for the year ended December 31, 2009.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, January 1	$384,360	$323,741	$241,073
Acquisitions	—	15,398	—
Incurred related to:
Current year	3,216,533	2,659,036	2,212,901
Prior years	(53,010)	(18,701)	(22,003)
Total incurred	3,163,523	2,640,335	2,190,898
Paid related to:
Current year	2,752,983	2,292,150	1,892,233
Prior years	323,968	302,964	215,997
Total paid	3,076,951	2,595,114	2,108,230
Balance, December 31	$470,932	$384,360	$323,741

Claims inventory, December 31	423,400	269,300	323,200

Days in claims payable 1	50.1	49.9	49.9
________________________ 1 Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

The acquisition in 2008 includes reserves acquired in connection with our acquisition of Celtic.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2009 will be known by the end of 2010.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions.  In addition, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service.  Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim.  Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us.  Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member’s acuity.  In these cases, determining whether the medical management initiative changed the behavior cannot be determined.  Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following medical management initiatives may have contributed to the favorable development through lower medical utilization and cost trends:

•	Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual criteria.
•	Tightening of our pre-authorization list and more stringent review of durable medical equipment and injectibles.
•
Emergency department, or ED, program designed to collaboratively work with hospitals to steer non-emergency care away from the costly ED setting (through patient education, on-site alternative urgent care settings, etc.)

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets.  These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  At December 31, 2009, we had $224.6 million of goodwill and $22.5 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 10 years
Provider contracts	5 – 10 years
Customer relationships	5 – 15 years
Trade names	15 – 20 years

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2009, we had short-term investments of $39.6 million and long-term investments of $545.6 million, including restricted deposits of $20.1 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2009, the fair value of our fixed income investments would decrease by approximately $13.5 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

While the inflation rate in 2009 for medical care costs was slightly less than that for all items, historically inflation for medical care costs has generally exceeded that for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.

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

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2010 expressed an unqualified opinion on the effectiveness of the operation of internal control over financial reporting.

KPMG LLP

St. Louis, Missouri
February 21, 2010

 CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$400,951	$370,999
Cash and cash equivalents of discontinued operations	2,801	8,100
Total cash and cash equivalents	403,752	379,099
Premium and related receivables, net of allowance for uncollectible accounts of $1,338 and $1,304, respectively	103,456	92,531
Short-term investments, at fair value (amortized cost $39,230 and $108,469, respectively)	39,554	109,393
Other current assets	64,866	75,333
Current assets of discontinued operations other than cash	4,506	9,987
Total current assets	616,134	666,343
Long-term investments, at fair value (amortized cost $514,256 and $329,330, respectively)	525,497	332,411
Restricted deposits, at fair value (amortized cost $20,048 and $9,124, respectively)	20,132	9,254
Property, software and equipment, net of accumulated depreciation of $103,883 and $74,194, respectively	230,421	175,858
Goodwill	224,587	163,380
Intangible assets, net	22,479	17,575
Other long-term assets	36,829	59,083
Long-term assets of discontinued operations	26,285	27,248
Total assets	$1,702,364	$1,451,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$470,932	$384,360
Accounts payable and accrued expenses	132,001	208,243
Unearned revenue	91,644	17,107
Current portion of long-term debt	646	255
Current liabilities of discontinued operations	20,685	31,013
Total current liabilities	715,908	640,978
Long-term debt	307,085	264,637
Other long-term liabilities	59,561	43,539
Long-term liabilities of discontinued operations	383	726
Total liabilities	1,082,937	949,880

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 45,593,383 and 45,071,179 shares, respectively	46	45
Additional paid-in capital	281,806	263,835
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	7,348	3,152
Retained earnings	358,907	275,236
Treasury stock, at cost (2,414,010 and 2,083,415 shares, respectively)	(47,262)	(40,996)
Total Centene stockholders’ equity	600,845	501,272
Noncontrolling interest	18,582	—
Total stockholders’ equity	619,427	501,272
Total liabilities and stockholders’ equity	$1,702,364	$1,451,152

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Premium	$3,786,525	$3,199,360	$2,611,953
Service	91,758	74,953	80,508
Premium and service revenues	3,878,283	3,274,313	2,692,461
Premium tax	224,581	90,202	76,567
Total revenues	4,102,864	3,364,515	2,769,028
Expenses:
Medical costs	3,163,523	2,640,335	2,190,898
Cost of services	60,789	56,920	61,348
General and administrative expenses	514,529	444,733	384,970
Premium tax expense	225,888	90,966	76,567
Total operating expenses	3,964,729	3,232,954	2,713,783
Earnings from operations	138,135	131,561	55,245
Other income (expense):
Investment and other income	15,691	21,728	24,452
Interest expense	(16,318)	(16,673)	(15,626)
Earnings from continuing operations, before income tax expense	137,508	136,616	64,071
Income tax expense	48,841	52,435	23,031
Earnings from continuing operations, net of income tax expense	88,667	84,181	41,040
Discontinued operations, net of income tax benefit of $(1,204), $(281) and $(31,563), respectively	(2,422)	(684)	32,362
Net earnings	86,245	83,497	73,402
Noncontrolling interest	2,574	—	—
Net earnings attributable to Centene Corporation	$83,671	$83,497	$73,402

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$86,093	$84,181	$41,040
Discontinued operations, net of income tax (benefit) expense	(2,422)	(684)	32,362
Net earnings	$83,671	$83,497	$73,402

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.00	$1.95	$0.95
Discontinued operations	(0.06)	(0.02)	0.74
Basic earnings per common share	$1.94	$1.93	$1.69
Diluted:
Continuing operations	$1.94	$1.90	$0.92
Discontinued operations	(0.05)	(0.02)	0.72
Diluted earnings per common share	$1.89	$1.88	$1.64

Weighted average number of common shares outstanding:
Basic	43,034,791	43,275,187	43,539,950
Diluted	44,316,467	44,398,955	44,823,082

The accompanying notes to the consolidated financial statements are an integral part of these statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2006	43,766,688	$44	$217,284	$(1,251)	$118,290	397,400	$(7,944)	$—	$326,423
Comprehensive Earnings:
Net earnings	—	—	—	—	73,402	—	—	—	73,402
Change in unrealized investment losses, net of $1,625 tax	—	—	—	2,822	—	—	—	—	2,822
Total comprehensive earnings	—	—	—	—	—	—	—	—	76,224
Common stock issued for employee benefit plans	765,706	1	6,113	—	—	—	—	—	6,114
Common stock repurchases	—	—	—	—	—	467,157	(9,542)	—	(9,542)
Stock compensation expense	—	—	15,781	—	—	—	—	—	15,781
Adjustment for reserve for uncertain tax positions					47				47
Balance, December 31, 2007	44,532,394	$45	$239,178	$1,571	$191,739	864,557	$(17,486)	$—	$415,047
Comprehensive Earnings:
Net earnings	—	—	—	—	83,497	—	—	—	83,497
Change in unrealized investment gains, net of $882 tax	—	—	—	1,581	—	—	—	—	1,581
Total comprehensive earnings	—	—	—	—	—	—	—	—	85,078
Common stock issued for employee benefit plans	538,785	—	6,229	—	—	—	—	—	6,229
Common stock repurchases	—	—	—	—	—	1,218,858	(23,510)	—	(23,510)
Stock compensation expense	—	—	15,328	—	—	—	—	—	15,328
Excess tax benefits from stock compensation			3,100						3,100
Balance, December 31, 2008	45,071,179	$45	$263,835	$3,152	$275,236	2,083,415	$(40,996)	$—	$501,272
Consolidation of Access Health Solutions LLC	—	—	—	—	—	—	—	29,144	29,144
Consolidation of Centene Center LLC	—	—	—	—	—	—	—	17,400	17,400
Comprehensive Earnings:
Net earnings	—	—	—	—	83,671	—	—	2,574	86,245
Change in unrealized investment gains, net of $2,663 tax	—	—	—	4,196	—	—	—	—	4,196
Total comprehensive earnings									90,441
Common stock issued for employee benefit plans	522,204	1	3,284	—	—		—	—	3,285
Common stock repurchases	—	—	—	—	—	332,595	(6,304)	—	(6,304)
Treasury stock issued for compensation	—		—	—	—	(2,000)	38		38
Stock compensation expense	—	—	14,634	—	—	—	—	—	14,634
Excess tax benefits from stock compensation	—	—	53	—	—	—	—	—	53
Conversion fee1	—	—	—	—	—	—	—	(27,366)	(27,366)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,170)	(3,170)
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427

(1)
Conversion fee represents additional purchase price to noncontrolling holders of Access Health Solutions LLC for the transfer of membership to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$86,245	$83,497	$73,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,004	35,414	27,807
Stock compensation expense	14,634	15,328	15,781
(Gain) loss on sale of investments, net	(141)	4,988	106
Gain on sale of FirstGuard Missouri	—	—	(7,472)
Impairment loss	—	2,546	7,207
Deferred income taxes	3,696	1,286	(10,223)
Changes in assets and liabilities:
Premium and related receivables	2,379	(1,548)	1,663
Other current assets	(1,263)	(4,244)	(6,253)
Other assets	9	(2,700)	(348)
Medical claims liability	79,000	47,283	58,088
Unearned revenue	78,345	(36,447)	10,085
Accounts payable and accrued expenses	(60,915)	74,166	29,433
Other operating activities	2,202	2,409	2,964
Net cash provided by operating activities	248,195	221,978	202,240
Cash flows from investing activities:
Capital expenditures	(83,113)	(65,156)	(53,937)
Purchase of investments	(791,194)	(549,652)	(606,366)
Sales and maturities of investments	642,783	546,264	456,738
Proceeds from asset sales	—	—	14,102
Investments in acquisitions, net of cash acquired, and investment in equity method investee	(38,563)	(85,377)	(36,001)
Net cash used in investing activities	(270,087)	(153,921)	(225,464)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,365	5,354	5,464
Proceeds from borrowings	659,059	236,005	212,000
Payment of long-term debt	(616,219)	(178,491)	(181,981)
Distributions to noncontrolling interest	(3,170)	—	—
Contribution from noncontrolling interest	11,219	—	—
Excess tax benefits from stock compensation	53	3,100	—
Common stock repurchases	(6,304)	(23,510)	(9,541)
Debt issue costs	(458)	—	(5,181)
Net cash provided by financing activities	46,545	42,458	20,761
Net increase (decrease) in cash and cash equivalents	24,653	110,515	(2,463)
Cash and cash equivalents, beginning of period	379,099	268,584	271,047
Cash and cash equivalents, end of period	$403,752	$379,099	$268,584

Supplemental disclosures of cash flow information:
Interest paid	$15,428	$15,312	$11,945
Income taxes paid	$52,928	$36,801	$7,348

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$5,875	$—	$—
Property acquired under capital lease obligation	—	—	1,736

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or the Company (or “us”, “we”, “our”), is a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  The health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  The Specialty Services segment provides specialty services, including behavioral health, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  The health plans in Arizona, which is operated by our long-term care company, and Massachusetts, which is operated by our individual health insurance provider, are included in the Specialty Services segment.  The Specialty Services segment also provides a full range of healthcare solutions for the rising number of uninsured Americans.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and entities in which the Company has a controlling financial interest.  All material intercompany balances and transactions have been eliminated.  As discussed below in Note 3, Discontinued Operations: University Health Plans and FirstGuard Health Plans, the assets, liabilities and results of operations of FirstGuard Kansas, FirstGuard Missouri and University Health Plans are classified as discontinued operations for all periods presented.

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

The Company maintains amounts on deposit with various financial institutions, which may exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits.

Investments

Short-term investments include securities with maturities between three months and one year.  Long-term investments include securities with maturities greater than one year.

Short-term and long-term investments are generally classified as available for sale and are carried at fair value.  Certain equity investments are recorded using the cost method.  Unrealized gains and losses on investments available for sale are excluded from earnings and reported in accumulated other comprehensive income,  a separate component of stockholders’ equity, net of income tax effects.  Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method.  The Company monitors the difference between the cost and fair value of investments.  Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income.  To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold.  Realized gains and losses are recorded in investment and other income.

Restricted Deposits

Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  These investments are classified as long-term, regardless of the contractual maturity date, due to the nature of the states’ requirements.  The Company is required to annually adjust the amount of the deposit pledged to certain states.

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets.  Management obtains quoted market prices and other observable inputs for these disclosures.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and related receivables, unearned revenue, accounts payable and accrued expenses, and certain other current liabilities approximate fair value because of their short-term nature.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

•
Available-for-sale investments and restricted deposits: The carrying amount is stated at fair value, based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of our floating rate debt approximates fair value because the interest rates adjust based on market rate adjustments.

Additional information regarding fair value measurements is included in Note 8, Fair Value Measurements.

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

Fixed Asset	Depreciation Period
Buildings	40 years
Computer hardware and software	3 – 7 years
Furniture and equipment	5 – 7 years
Leasehold improvements	1– 10 years

The carrying amounts of all long-lived assets are evaluated to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted.  Such evaluation is based principally on the expected utilization of the long-lived assets.

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

The Company tests for impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value.  Such factors include, but are not limited to, significant changes in membership, state funding, state contracts and provider networks and contracts.  If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required.  The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.  An impairment charge, if any, is recognized within earnings from operations.

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 10 years
Provider contracts	5 – 10 years
Customer relationships	5 – 15 years
Trade names	15 – 20 years

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

The Company uses discounted cash flows to establish the fair value as of the testing date.  The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc.  Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.  When available and as appropriate, the Company uses comparative market multiples to corroborate discounted cash flow results.

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

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates.  The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims.

The Company’s development of the medical claims liability estimate is a continuous process which it monitors and refines on a monthly basis as additional claims receipts and payment information becomes available.  As more complete claim information becomes available, the Company adjusts the amount of the estimates, and includes the changes in estimates in medical costs in the period in which the changes are identified.  In every reporting period, the operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods.  The Company consistently applies its reserving methodology from period to period.  As additional information becomes known, it adjusts the actuarial model accordingly to establish medical claims liability estimates.

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

Revenue Recognition

The Company’s Medicaid Managed Care segment generates revenues primarily from premiums received from the states in which it operates health plans.  The Company receives a fixed premium per member per month pursuant to its state contracts.  The Company generally receives premium payments during the month it provides services and recognizes premium revenue during the period in which it is obligated to provide services to its members.  In some instances, the Company’s base premiums are subject to an adjustment, or risk score, based on the acuity of its membership.  Generally, the risk score is determined by the State analyzing encounter submissions of processed claims data to determine the acuity of the Company’s membership relative to the entire state’s Medicaid membership.  Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

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

	2009	2008	2007
Allowances, beginning of year	$1,304	$467	$155
Amounts charged to expense	285	1,142	435
Write-offs of uncollectible receivables	(251)	(305)	(123)
Allowances, end of year	$1,338	$1,304	$467

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs.  The current contracts, which expire on various dates between March 31, 2010 and August 31, 2013, are expected to be renewed.  States whose aggregate annual contract value exceeded 10% of annual revenues and the respective percentage of the Company’s total revenues for the years ended December 31, are as follows:

2009		2008		2007
Georgia	19%	Georgia	23%	Georgia	25%
Ohio	14%	Ohio	16%	Indiana	12%
Texas	30%	Texas	33%	Texas	26%
				Wisconsin	11%
				Ohio	17%

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

Contingencies

The Company accrues for loss contingencies associated with outstanding litigation, claims and assessments for which it has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated.  The Company expenses professional fees associated with litigation claims and assessments as incurred.

Stock Based Compensation

The fair value of the Company’s employee share options and similar instruments are estimated using the Black-Scholes option-pricing model.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Excess tax benefits related to stock compensation are presented as a cash inflow from financing activities.

Additional information regarding the stock option plans is included in Note 16, Stock Incentive Plans.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications, primarily related to the reclassification of certain pharmacy liabilities from accounts payable and accrued expenses to medical claims liability, have no effect on net earnings or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted new guidance related to business combinations.  The changes from the previous guidance include, but are not limited to: (1) acquisition costs are recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are considered part of the liabilities acquired and and measured at their fair value; all other contingencies are part of the liabilities acquired and measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events is recognized and measured at the time of the acquisition; and (4) business combinations achieved in stages (step acquisitions) recognize the identifiable assets and liabilities, as well as noncontrolling interest, in the acquiree, at the full amounts of their fair values.  The new guidance has been utilized for all acquisitions since January 1, 2009.

Effective January 1, 2009, the Company adopted new guidance related to consolidation and reporting of noncontrolling interest, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, this guidance eliminates the diversity that existed in accounting by requiring transactions between the Company and the noncontrolling interest be treated as equity transactions.  As discussed in Note 2, Summary of Significant Accounting Policies, and Note 6, Centene Center LLC, the noncontrolling interest in Access and Centene Center LLC is presented within stockholders’ equity.

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

In June 2009, new guidance was issued related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the Company a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited.  The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

The Company has determined that all other recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Discontinued Operations: University Health Plans and FirstGuard Health Plans

University Health Plans

In November 2008, the Company announced its intention to sell certain assets of its New Jersey health plan, University Health Plans, Inc, or UHP.  Accordingly, the results of operations of UHP are presented as discontinued operations for all periods presented.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008.  UHP was previously reported in the Medicaid Managed Care segment.  The Company expects the sale to be completed during the first quarter of 2010.

In 2008, as a result of the plan to sell certain assets of UHP, the Company conducted an impairment analysis of the assets of UHP.  The impairment analysis resulted in an impairment charge for fixed assets of $2,546.   During the year ended December 31, 2009 and 2008, the Company incurred exit costs consisting primarily of lease termination fees and employee severance.  The change in exit cost liability for UHP is summarized as follows:

	2009	2008
Balance, January 1,	$1,110	$—
Incurred	3,140	1,110
Paid	(1,257)	—
Balance, December 31,	$2,993	$1,110

FirstGuard Health Plans

In 2006, FirstGuard Health Plan Kansas, Inc., or FirstGuard Kansas, a wholly owned subsidiary, received notification that its Medicaid contract scheduled to terminate December 31, 2006 would not be renewed.  In 2006, the Company also evaluated its strategic alternatives for its Missouri subsidiary, FirstGuard Health Plan, Inc., or FirstGuard Missouri, and decided to divest the business.  FirstGuard was previously reported in the Medicaid Managed Care segment.

The sale of the operating assets of FirstGuard Missouri was completed effective February 1, 2007, resulting in a gain on the sale of $7,472 in 2007.  Goodwill associated with FirstGuard written off as part of the transaction was $5,995.  In 2007, the Company abandoned the stock of FirstGuard Kansas and FirstGuard Missouri to an unrelated entity.  As a result of that abandonment, the Company recognized expense of $2,298 for the write-off of the remaining assets in that entity.  The Company also recognized a $34,856 tax benefit for the tax deduction associated with the basis of that stock.

The Company has incurred FirstGuard exit costs consisting primarily of lease termination fees and employee severance costs.  The Company also contributed $3,000 of the sale proceeds received in the second quarter of 2007 to its charitable foundation and recorded the contribution as General and Administrative expense. The change in exit cost liability for FirstGuard is summarized as follows:

	2008	2007
Balance, January 1,	$125	$3,027
Incurred	76	2,531
Paid	(201)	(5,433)
Balance, December 31,	$—	$125

Financial Summary

Operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2009	2008	2007
Revenues	$145,097	$150,638	$156,952
Earnings (loss) before income taxes	$(3,626)	$(965)	$799
Net earnings (loss)	$(2,422)	$(684)	$32,362

Assets and liabilities of the discontinued operations are as follows:

	December 31,
	2009	2008
Current assets	$7,307	$18,087
Long term investments and restricted deposits	22,139	22,008
Goodwill	2,168	2,168
Other intangible assets, net	1,552	1,552
Other assets	426	1,520
Assets of discontinued operations	$33,592	$45,335

	December 31,
	2009	2008
Medical claims liability	$17,718	$25,290
Accounts payable and accrued expenses	2,967	5,723
Other liabilities	383	726
Liabilities of discontinued operations	$21,068	$31,739

4. Restructuring

In the fourth quarter of 2007, the Company abandoned its previously planned redevelopment project in Clayton, Missouri, related to a corporate office expansion.  As a result, the Company conducted an impairment analysis of the related real estate and capitalized construction costs and recorded an impairment charge of $7,207.  The impairment charges were recorded as General and Administrative expense under the Medicaid Managed Care segment.  Also in the fourth quarter of 2007, the Company completed an organizational realignment, resulting in the elimination of approximately 35 positions.  Accordingly, the Company recorded $2,185 in severance costs.  This expense was recorded as General and Administrative expense under the Medicaid Managed Care segment.  At December 31, 2009, the Company did not have any remaining liability for these costs.

The Company did not recognize any restructuring charges during the years ended December 31, 2009 or December 31, 2008.

5. Acquisitions

2009 Acquisitions

•
Access.  In July 2007, the Company acquired a 49% ownership interest in Access, a Medicaid managed care entity in Florida.  The Company accounted for its investment in Access using the equity method of accounting through December 31, 2008.  During the quarter ended March 31, 2009, the Company began presenting its investment in Access as a consolidated subsidiary in its financial statements. The consolidation of Access resulted in goodwill of approximately $43,400, and other identified intangible assets of approximately $5,400.  In 2009, the Company paid an additional $33,927 conversion fee for the transfer of membership from Access to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

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

The Company allocated total consideration paid to the assets acquired and liabilities assumed based on its estimates of fair value using methodologies and assumptions that it believed were reasonable.  The purchase price allocation resulted in estimated identifiable intangible assets, associated deferred tax liabilities and goodwill of $8,600, $3,000 and $24,300, respectively.  The identifiable intangible assets have estimated useful lives ranging from seven to 15 years.  The acquired goodwill is not deductible for income tax purposes.

2007 Acquisitions

•
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

6. Centene Center LLC

In June 2009, the Company executed an agreement as a 50% joint venture partner in a real estate development entity, Centene Center LLC, associated with the construction of a real estate development to include the Company’s corporate headquarters.  Centene Center LLC is a variable interest entity, or VIE, and the Company concluded it was the primary beneficiary.  Accordingly, the Company’s consolidated financial statements include the accounts of Centene Center LLC.  The Company’s interest in Centene Center LLC includes an initial equity investment of $17,400.  Centene Center LLC has posted a $1,750 letter of credit to a tenant of the development, collateralized by a portion of the entity’s cash balances.  The assets and liabilities of Centene Center LLC as of December 31, 2009 are as follows (on a 100% basis):

Total Assets	$97,134

Total Liabilities	$62,326

Equity
Centene Corporation (50% ownership)	$17,404
Joint venture partners (50% ownership)	17,404
Total equity	$34,808

Total Liabilities and Equity	$97,134

As part of financing the real estate development, the joint venture executed a $95,000 construction loan due June 1, 2011, which may be extended for two additional one year terms.  The Company and its development partner have guaranteed up to $65,000 each associated with this construction loan.  As of December 31, 2009, there was $32,559 outstanding under this loan and the Company has capitalized $116 of interest in 2009.  Additional information regarding the construction loan is included in Note 13, Debt.

7. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$27,080	$213	$(5)	$27,288	$4,054	$130	$—	$4,184
Corporate securities	165,720	581	(940)	165,361	47,733	74	(1,154)	46,653
State and municipal securities	333,955	11,628	(31)	345,552	360,638	5,964	(11)	366,591
Equity securities	9,751	312	(170)	9,893	7,183	17	(885)	6,315
Reserve Primary fund	2,444	—	—	2,444	12,988	—	—	12,988
Life insurance contracts	14,650	—	—	14,650	14,327	—	—	14,327
Asset backed securities	19,934	61	—	19,995	—	—	—	—
Total	$573,534	$12,795	$(1,146)	$585,183	$446,923	$6,185	$(2,050)	$451,058

The Company’s investments are classified as available for sale with the exception of life insurance contracts and certain cost method investments.  The Company monitors investments for other than temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  Based on management’s intent and ability to not sell these investments prior to their anticipated recovery, no other than temporary impairment has been recorded.  Investments in a gross unrealized loss position are as follows:

	December 31, 2009				December 31, 2008
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$(5)	$785	$—	$—	$—	$314	$—	$—
Corporate securities	(901)	99,418	(39)	892	(1,071)	20,898	(83)	2,072
State and municipal securities	(31)	9,683	—	—	(9)	3,798	(2)	101
Equity securities	(84)	527	(86)	629	(885)	2,658	—	—
Asset backed securities	—	—	—	—	—	—	—	—
Total	$(1,021)	$110,413	$(125)	$1,521	$(1,965)	$27,668	$(85)	$2,173

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2009, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$39,230	$39,554	$17,737	$17,758
One year through five years	456,041	467,112	2,311	2,374
Five years through ten years	28,597	28,780	—	—
Greater than ten years	29,618	29,605	—	—
Total	$553,486	$565,051	$20,048	$20,132

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2008, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$108,469	$109,393	$6,038	$6,044
One year through five years	181,958	185,867	3,086	3,210
Five years through ten years	56,936	56,188	—	—
Greater than ten years	90,436	90,356	—	—
Total	$437,799	$441,804	$9,124	$9,254

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset backed securities are included in the one year through five years category, while equity securities and life insurance contracts are included in the five years through ten years category.   The Company has an option to redeem at amortized cost substantially all of the securities included in the Greater than ten years category listed above.

The Company’s gross recorded realized gains and losses on investments for the years ended December 31, were as follows:

	2009	2008	2007
Gross realized gains	$1,252	$1,364	$325
Gross realized losses	(1,111)	(5,654)	(372)
Net realized gains (losses)	$141	$(4,290)	$(47)

Investment and other income in the third quarter of 2008 included a loss on investments of $4,457.  The loss was primarily due to investments in the Reserve Primary money market fund (Reserve Fund) whose Net Asset Value fell below $1.00 per share.  Money market funds are generally recorded in Cash and cash equivalents in the Company's balance sheet, however, the investment in the Reserve Fund is recorded in Short-term investments due to the restrictions placed on redemptions imposed by the fund.  As of December 31, 2009, the Company's short term investment balance includes $2,444 for the Reserve Fund.

Additional information regarding investments is included in Note 8, Fair Value Measurements.

8. Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Cash and cash equivalents		$400,951		―		―	$400,951

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$16,635		$2,764	$	―	$19,399
Corporate securities		―		152,919		―	152,919
State and municipal securities		―		345,552		―	345,552
Equity securities		3,585		―		―	3,585
Asset backed securities		―		19,995		―	19,995
Total investments		$20,220		$521,230	$	―	$541,450

Restricted deposits available for sale:
Cash and cash equivalents		$7,285	$	―	$	―	$7,285
Certificates of deposit		4,958		―		―	4,958
U.S. Treasury securities and obligations of U.S. government corporations and agencies		7,889		―		―	7,889
Total restricted deposits		$20,132	$	―	$	―	$20,132

Total assets at fair value		$441,303		$521,230	$	―	$962,533

Total debt	$	―		$305,544	$	―	$305,544

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Cash and cash equivalents		$370,999		―		―	$370,999

Investments available for sale:
Corporate securities	$	―		$41,382	$	―	$41,382
State and municipal securities		―		366,591		―	366,591
Equity securities		3,328		―		―	3,328
Total investments		$3,328		$407,973	$	―	$411,301

Restricted deposits available for sale:
Cash and cash equivalents		$3,401	$	―	$	―	$3,401
Certificates of deposit		1,669		―		―	1,669
U.S. Treasury securities and obligations of U.S. government corporations and agencies		4,184		―		―	4,184
Total restricted deposits		$9,254	$	―	$	―	$9,254

Total assets at fair value		$383,581		$407,973	$	―	$791,554

Total debt	$	―		$226,829	$	―	$226,829

The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $23,601 and $30,503 as of December 31, 2009 and December 31, 2008, respectively.  During 2008, the fair value estimates of corporate securities and state and municipal securities were categorized as Level I. The prior period disclosure has been reclassified to reflect these securities as Level II measurements.

9. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2009	2008
Computer software	$113,416	$97,829
Building	104,786	38,503
Land	40,639	40,525
Computer hardware	31,651	31,897
Furniture and office equipment	24,012	22,756
Leasehold improvements	19,800	18,542
	334,304	250,052
Less accumulated depreciation	(103,883)	(74,194)
Property, software and equipment, net	$230,421	$175,858

As of December 31, 2009 and 2008, the Company had assets acquired under capital leases with a net book value of $6,411 and $6,605, respectively.  Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $33,103, $28,453 and $22,647, respectively.

10. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2007	$51,468	$87,394	$138,862
Acquisitions	80	24,438	24,518
Balance as of December 31, 2008	51,548	111,832	163,380
Acquisitions	59,515	1,692	61,207
Balance as of December 31, 2009	$111,063	$113,524	$224,587

Goodwill additions in 2009 and 2008 were related to the acquisitions discussed in Note 5, Acquisitions.

Intangible assets at December 31, consist of the following:

			Weighted Average Life in Years
	2009	2008	2009	2008
Purchased contract rights	$12,997	$6,116	7.7	6.9
Provider contracts	1,078	1,078	9.9	9.9
Customer relationships	15,845	14,130	7.3	7.6
Trade names	5,545	5,545	19.0	19.0
Intangible assets	35,465	26,869	9.4	9.9
Less accumulated amortization:
Purchased contract rights	(5,752)	(4,642)
Provider contracts	(515)	(405)
Customer relationships	(5,741)	(3,566)
Trade names	(978)	(681)
Total accumulated amortization	(12,986)	(9,294)
Intangible assets, net	$22,479	$17,575

Amortization expense was $3,692, $2,480 and $1,970 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows:

Year	Expense
2010	$3,700
2011	3,500
2012	3,400
2013	2,900
2014	2,500

11. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2009	2008	2007
Current provision:
Federal	$41,310	$53,543	$31,170
State and local	5,578	6,726	2,741
Total current provision	46,888	60,269	33,911
Deferred provision	1,953	(7,834)	(10,880)
Total provision for income taxes	$48,841	$52,435	$23,031

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2009	2008	2007
Tax provision at the U.S. federal statutory rate	$48,128	$47,816	$22,425
State income taxes, net of federal income tax benefit	2,419	4,938	821
Partnership income attributable to noncontrolling interest	(901)	—	—
Tax exempt investment income	(3,132)	(3,727)	(2,636)
Nondeductible incentive stock option compensation	1,093	1,316	1,542
Other, net	1,234	2,092	879
Income tax expense	$48,841	$52,435	$23,031

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2009	2008
Deferred tax assets:
Current:
Medical claims liability and other accruals	$29,487	$34,222
Unearned premium and other deferred revenue	6,734	959
State net operating loss carry forward	578	1,033
Capital loss carryovers and impairment losses	1,738	2,111
Other	317	221
Net current deferred tax assets	$38,854	$38,546

Non-current deferred tax assets:
Medical claims liability and other accruals	$493	$3,092
Federal net operating loss carry forward	2,048	2,444
State net operating loss carry forward	4,408	3,029
Investment in partnerships	6,071	—
Stock compensation	13,915	11,796
State tax credits	786	—
Other	2,226	1,155
	29,947	21,516
Valuation allowance	(2,140)	(1,541)
Net non-current deferred tax assets	$27,807	$19,975

Deferred tax liabilities:
Current:
Prepaid assets	$3,575	$2,026
Unrealized short term gains	117	524
Other	13	—
Net current deferred tax liabilities	$3,705	$2,550

Non-current deferred tax liabilities:
Intangible assets	$9,837	$7,969
Depreciation and amortization	38,302	26,557
Unrealized gain on investments	4,114	1,364
Prepaid assets	—	1,154
Other	85	25
Net non-current deferred tax liabilities	$52,338	$37,069

Net deferred tax assets	$10,618	$18,902

The Company's deferred tax assets include federal and state net operating losses, or NOLs, of which $2,543 were acquired in business combinations.  Accordingly, the total and annual deduction for those NOLs is limited by tax law.  The Company 's federal NOLs expire between the years 2011 and 2027 and the state NOLs expire between the years 2010 and 2027.  Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused.  During 2009 and 2008, the Company recorded valuation allowance additions in the tax provision of $1,381 and $1,829, respectively.  In 2009 and 2008 the Company recorded valuation allowance reductions of $80 and $126.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority.  A roll-forward of the  reserve is as follows:

Balance as of December 31, 2008	$4,054
Reductions based on tax positions during the current year	(11)
Settlements	(52)
Balance as of December 31, 2009	$3,991

The December 31, 2009 balance includes $933 (net of federal tax benefit) that would decrease income tax expense, if recognized, and the remainder would reduce deferred tax assets.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes.  Interest accrued, net of federal benefit, was $1,072 and $560 as of December 31, 2009 and December 31, 2008, respectively.  No penalties have been accrued.

The federal income tax returns for 2006 through 2009 are open tax years.  In May 2008, the Internal Revenue Service began an audit of the Company's 2006 and 2007 tax returns.  As a result of this audit, the IRS has initially denied the $34,856 tax benefit the Company recognized for the abandonment of the FirstGuard stock in 2007.  The Company is proceeding with the appeals process and believes that it is more likely than not that the Company's tax position will be upheld.  Accordingly, the Company has not made any adjustments to the reserve for this position.

The Company files in numerous state jurisdictions with varying statutes of limitation.  The unrecognized state tax benefits are related to returns open from 2004 to 2009.

12. Medical Claims Liability

The change in medical claims liability is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Balance, January 1,	$384,360	$323,741	$241,073
Acquisitions	—	15,398	—
Incurred related to:
Current year	3,216,533	2,659,036	2,212,901
Prior years	(53,010)	(18,701)	(22,003)
Total incurred	3,163,523	2,640,335	2,190,898
Paid related to:
Current year	2,752,983	2,292,150	1,892,233
Prior years	323,968	302,964	215,997
Total paid	3,076,951	2,595,114	2,108,230
Balance, December 31,	$470,932	$384,360	$323,741

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions.  In addition, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service.  Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim.  Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company.  Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member’s acuity.  In these cases, determining whether the medical management initiative changed the behavior cannot be determined.  Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

As discussed in Note 2, Summary of Significant Accounting Policies, certain amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications include the reclassification of certain pharmacy liabilities from accounts payable and accrued expenses to medical claims liability.  This reclassification totaled $18,303, $11,323, and $10,377 as of the year ended December 31, 2009, 2008 and 2007, respectively.

The Company had reinsurance recoverables related to medical claims liability of $4,700 and $4,972 at December 31, 2009 and 2008, respectively, included in premium and related receivables.

13. Debt

Debt consists of the following at December 31:

	2009	2008
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	84,000	63,000
Mortgage note payable	9,900	―
$20,500 revolving loan agreement	―	20,364
Capital leases	6,272	6,528
Joint venture construction loan	32,559	―
Total debt	307,731	264,892
Less current maturities	(646)	(255)
Long-term debt	$307,085	$264,637

$20,500 Revolving Loan Agreement and Mortgage Note Payable

During the third quarter of 2009, the Company paid the balance of the revolving loan agreement and refinanced a portion of the balance with another bank as a mortgage note payable.  The mortgage note is collateralized by the Company’s existing headquarters building and parking garage.  The collateralized properties had a net book value of $17,958 at December 31, 2009.  The mortgage is due August 31, 2014 and bears interest at the LIBOR rate plus 3% or the bank’s certificate of deposit rate plus 2%. The mortgage includes financial covenants requiring a minimum fixed charge coverage ratio. The weighted average interest rate of outstanding borrowings was 3.12% at December 31, 2009.

Joint Venture Construction Loan

In June 2009, the Company and its development partner executed a $95,000 construction loan associated with the construction of a real estate development to include the Company’s corporate headquarters.  The construction loan is due June 1, 2011 which may be extended for two additional one year terms.  The loan bears interest at the LIBOR rate plus 4% with a minimum rate of 5%.  The Company and its development partner have each guaranteed up to $65,000 associated with the construction loan.  The agreement contains non-financial and financial covenants, including requirements for the Company to maintain a specified net worth.  As of December 31, 2009, there was $32,559 outstanding under the construction loan, bearing interest at 5.0%.

$175,000 Senior Notes

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

$300,000 Revolving Credit Agreement

The Company has a $300,000 five-year Revolving Credit Agreement dated September 14, 2004 with various financial institutions.  Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt-to-EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth.  The agreement will expire in September 2011.  As of December 31, 2009, the Company had $84,000 in borrowings outstanding under the agreement and $40,495 in letters of credit outstanding, leaving availability of $175,505.  The outstanding borrowings at December 31, 2009 bore interest at LIBOR plus 1.0%, or the prime rate.  The weighted average interest rate of outstanding borrowings was 1.69% at December 31, 2009.

Aggregate maturities for the Company’s debt are as follows:

2010	$646
2011	117,209
2012	661
2013	673
2014	183,585
Thereafter	4,957
Total	$307,731

The fair value of outstanding debt was approximately $305,544 and $226,829 at December 31, 2009 and 2008, respectively.

14. Stockholders’ Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value.  At December 31, 2009, there were no preferred shares outstanding.

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.  During the year ended December 31, 2009, the Company repurchased 332,595 shares at an aggregate cost of $6,304.  During the year ended December 31, 2008, the Company repurchased 1,218,858 shares at an aggregate cost of $23,510.

15. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval.  At December 31, 2009 and 2008, Centene’s subsidiaries, including UHP, had aggregate statutory capital and surplus of $453,200 and $391,400, respectively, compared with the required minimum aggregate statutory capital and surplus of $286,500 and $241,500, respectively.

16. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock.  Both incentive stock options and nonqualified stock options can be awarded under the plans.  No option will be exercisable for longer than ten years after the date of grant.  The plans have 672,164 shares available for future awards.  Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards.  Certain restricted stock unit awards contain performance-based as well as service-based provisions.  Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.  The total compensation cost that has been charged against income for the stock incentive plans was $14,634, $15,328 and $15,781 for the years ended December 31, 2009, 2008 and 2007, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $3,945, $4,771 and $4,536 for the years ended December 31, 2009, 2008 and 2007, respectively.

Option activity for the year ended December 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2008	3,718,372	$19.81
Granted	68,000	17.75
Exercised	(193,017)	8.21
Forfeited	(132,600)	22.56
Outstanding as of December 31, 2009	3,460,755	$20.31	$10,376	5.6
Exercisable as of December 31, 2009	2,763,489	$19.83	$9,556	5.1

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected life (in years)	5.8	5.8	6.1
Risk-free interest rate	2.2%	3.0%	4.1%
Expected volatility	50.9%	50.3%	47.5%
Expected dividend yield	0%	0%	0%

For the years ended December 31, 2009, 2008 and 2007, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior.  The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock.  The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity during the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted-average fair value of options granted	$ 8.76	$ 9.27	$ 12.02
Total intrinsic value of stock options exercised	$ 2,192	$ 3,529	$ 9,847

A summary of the status of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2008	1,914,130	$22.73
Granted	701,412	19.04
Vested	(887,314)	23.68
Forfeited	(37,167)	21.90
Non-vested balance as of December 31, 2009	1,691,061	$20.73

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2009, 2008 and 2007, was $17,213, $1,822 and $2,168, respectively.

As of December 31, 2009, there was $32,660 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.0 years.  The actual tax benefit realized for the tax deductions from stock option exercises totaled $395, $1,127 and $512 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company maintains an employee stock purchase plan and has issued 34,306 shares, 36,682 shares, and 32,563 shares in 2009, 2008 and 2007, respectively.

17. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age.  Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations.  Centene may elect to match a portion of the employee’s contribution.  Company expense related to matching contributions to the plan was $3,499, $3,681 and $2,312 during the years ended December 31, 2009, 2008 and 2007, respectively.

18. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions.  The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays.  Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease.  Rent expense was $20,211, $19,561 and $15,108 for the years ended December 31, 2009, 2008 and 2007, respectively.  Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2010	$20,527
2011	17,812
2012	13,502
2013	9,645
2014	7,425
Thereafter	14,439
$83,350

19. Contingencies

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

20. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2009	2008	2007
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$86,093	$84,181	$41,040
Discontinued operations, net of tax	(2,422)	(684)	32,362
Net earnings	$83,671	$83,497	$73,402

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	43,034,791	43,275,187	43,539,950
Common stock equivalents (as determined by applying the treasury stock method)	1,281,676	1,123,768	1,283,132
Weighted average number of common shares and potential dilutive common shares outstanding	44,316,467	44,398,955	44,823,082

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$2.00	$1.95	$0.95
Discontinued operations	(0.06)	(0.02)	0.74
Earnings per common share	$1.94	$1.93	$1.69

Diluted:
Continuing operations	$1.94	$1.90	$0.92
Discontinued operations	(0.05)	(0.02)	0.72
Earnings per common share	$1.89	$1.88	$1.64

The calculation of diluted earnings per common share for 2009, 2008 and 2007 excludes the impact of 2,351,679 shares, 2,004,778 shares and 3,002,030 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

21. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies including behavioral health, individual health, life and health management, long-term care, managed vision, telehealth services, pharmacy benefits management and treatment compliance functions.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$3,617,675	$485,189	$—	$4,102,864
Revenue from internal customers	66,763	569,191	(635,954)	—
Total revenue	3,684,438	1,054,380	(635,954)	4,102,864
Earnings from operations	99,307	38,828	—	138,135
Total assets	1,330,987	371,377	—	1,702,364
Stock compensation expense	13,285	1,349	—	14,634
Depreciation expense	29,007	4,096	—	33,103
Capital expenditures	80,867	2,246	—	83,113

Segment information as of and for the year ended December 31, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$3,020,248	$344,267	$—	$3,364,515
Revenue from internal customers	60,451	474,061	(534,512)	—
Total revenue	3,080,699	818,328	(534,512)	3,364,515
Earnings from operations	108,363	23,198	—	131,561
Total assets	1,105,610	345,542	—	1,451,152
Stock compensation expense	13,840	1,346	—	15,186
Depreciation expense	25,271	3,182	—	28,453
Capital expenditures	58,856	4,635	—	63,491

Segment information as of and for the year ended December 31, 2007, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,523,667	$245,361	$—	$2,769,028
Revenue from internal customers	76,637	407,563	(484,200)	—
Total revenue	2,600,304	652,924	(484,200)	2,769,028
Earnings from operations	35,545	19,700	—	55,245
Total assets	939,012	182,812	—	1,121,824
Stock compensation expense	13,820	1,505	—	15,325
Depreciation expense	19,970	2,677	—	22,647
Capital expenditures	49,846	3,941	—	53,787

The Company evaluates performance and allocates resources based on earnings from operations.  The accounting policies are the same as those described in Note 2, Summary of Significant Accounting Policies.

22. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2009	2008	2007
Net earnings	$83,671	$83,497	$73,402

Reclassification adjustment, net of tax	252	252	(242)
Change in unrealized gains on investments available for sale, net of tax	3,944	1,329	3,064
Total change	4,196	1,581	2,822

Comprehensive earnings	87,867	85,078	76,224
Comprehensive earnings attributable to the noncontrolling interest	2,574	—	—
Comprehensive earnings attributable to Centene Corporation	$85,293	$85,078	$76,224

23. Quarterly Selected Financial Information

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$932,435	$1,039,469	$1,038,234	$1,092,726
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	18,907	20,715	22,728	23,743
Discontinued operations, net of income tax (benefit) expense	(449)	(485)	(1,460)	(28)
Net earnings	$18,458	$20,230	$21,268	$23,715
Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continued operations	$0.44	$0.48	$0.53	$0.55
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Basic earnings per common share	$0.43	$0.47	$0.49	$0.55
Diluted:
Continued operations	$0.43	$0.47	$0.51	$0.53
Discontinued operations	(0.01)	(0.01)	(0.03)	—
Diluted earnings per common share	$0.42	$0.46	$0.48	$0.53

Period end at-risk membership	1,247,300	1,289,000	1,386,400	1,455,600

	For the Quarter Ended
	March 31, 2008 (1)	June 30, 2008	September 30, 2008	December 31, 2008 (2)
Total revenues	$779,228	$823,930	$858,599	$902,758
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	24,933	17,883	18,099	23,266
Discontinued operations, net of income tax (benefit) expense	690	320	149	(1,843)
Net earnings	$25,623	$18,203	$18,248	$21,423
Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continued operations	$0.57	$0.41	$0.42	$0.54
Discontinued operations	0.02	0.01	-	(0.04)
Basic earnings per common share	$0.59	$0.42	$0.42	$0.50
Diluted:
Continued operations	$0.56	$0.40	$0.41	$0.53
Discontinued operations	0.01	0.01	-	(0.04)
Diluted earnings per common share	$0.57	$0.41	$0.41	$0.49

Period end at-risk membership	1,069,700	1,148,800	1,171,100	1,196,000
______________________________________
(1) Includes $20.8 million pre-tax premium revenue for the Georgia premium rate increase for July 1, 2007 – December 31, 2007.
(2) Includes a $3.7 million pre-tax charge primarily for asset impairments and employee severance related to the sale of the New Jersey health plan, included in discontinued operations.

24. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,664	$5,041
Short-term investments, at fair value (amortized cost $1,305 and $1,516, respectively)	1,307	1,524
Other current assets	84,588	72,270
Total current assets	94,559	78,835
Long-term investments, at fair value (amortized cost $16,646 and 14,379, respectively)	17,160	13,725
Investment in subsidiaries	756,892	637,384
Other long-term assets	14,673	17,217
Total assets	$883,284	$747,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$3,785	$7,342
Long-term debt	259,000	238,000
Other long-term liabilities	1,072	547
Total liabilities	263,857	245,889
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 45,593,383 and 45,071,179 shares, respectively	46	45
Additional paid-in capital	281,806	263,835
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	7,348	3,152
Retained earnings	358,907	275,236
Treasury stock, at cost (2,414,010 and 2,083,415 shares, respectively)	(47,262)	(40,996)
Total Centene stockholders’ equity	600,845	501,272
Noncontrolling interest	18,582	—
Total stockholders’ equity	619,427	501,272
Total liabilities and stockholders’ equity	$883,284	$747,161

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Expenses:
General and administrative expenses	$(2,906)	$(6,153)	$(5,513)
Other income (expense):
Investment and other income	6	(324)	913
Interest expense	(15,692)	(15,395)	(13,627)
Loss before income taxes	(18,592)	(21,872)	(18,227)
Income tax benefit	(6,004)	(7,988)	(51,178)
Net earnings (loss) before equity in subsidiaries	(12,588)	(13,884)	32,951
Equity in earnings from subsidiaries	96,259	97,381	40,451
Net earnings	$83,671	$83,497	$73,402

Net earnings per share:
Basic earnings per common share	$1.94	$1.93	$1.69
Diluted earnings per common share	$1.89	$1.88	$1.64
Weighted average number of shares outstanding:
Basic	43,034,791	43,275,187	43,539,950
Diluted	44,316,467	44,398,955	44,823,082

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Cash provided by operating activities	$92,711	$37,487	$94,145
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(67,328)	10,146	(71,813)
Purchase of investments	(17,181)	(39,261)	(84,088)
Sales and maturities of investments	9,189	30,779	77,086
Acquisitions, net of cash acquired	(38,563)	(91,345)	(38,532)
Proceeds from asset sales	—	—	14,102
Net cash used in investing activities	(113,883)	(89,681)	(103,245)
Cash flows from financing activities:
Proceeds from borrowings	616,500	224,000	212,000
Payment of long-term debt and notes payable	(595,500)	(166,000)	(181,000)
Proceeds from exercise of stock options	2,365	5,354	5,464
Common stock repurchases	(6,304)	(23,510)	(9,541)
Debt issue costs	(368)	—	(5,181)
Distribution to noncontrolling interest	(3,170)	—	—
Contributions from noncontrolling interest	11,219	—	—
Excess tax benefits from stock compensation	53	3,100	—
Net cash provided by financing activities	24,795	42,944	21,742
Net increase (decrease) in cash and cash equivalents	3,623	(9,250)	12,642
Cash and cash equivalents, beginning of period	5,041	14,291	1,649
Cash and cash equivalents, end of period	$8,664	$5,041	$14,291

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

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.  The 2007 income tax benefit reflects a $34,856 tax benefit associated with the stock abandonment discussed in Note 3, Discontinued Operations: University Health Plans and FirstGuard Health Plans.

Centene Corporation’s parent company only financial statements should be read in conjunction with Centene Corporation’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

Note B – Dividends

During 2009, 2008 and 2007, the Registrant received dividends from its subsidiaries totaling $19,122, $48,411 and $53,937, respectively.

25. Subsequent Events

On January 21, 2010, the Company completed the sale of an additional 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the additional shares were approximately $104,500.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit loan facility ($84,000 as of December 31, 2009).  The Company intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of indebtedness, funding for acquisitions, capital expenditures, additions to working capital and to meet statutory capital requirements in new or existing states.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting  -  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Centene Corporation:

We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 21, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

St. Louis, Missouri
February 21, 2010

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers’ compliance with Section 16(a) of the Securities Exchange Act will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference.  Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Information about Corporate Governance.”  Information concerning our code of ethics will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

 (c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Information About Corporate Governance -- Director Candidates”, “Information About Corporate Governance -- Board and Committee Meetings” and “Information About Corporate Governance -- Audit Committee.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Information About Executive Compensation.”  This portion of the Proxy Statement is incorporated herein by reference.  The sections entitled “Compensation Committee Report” in our 2010 Proxy Statement are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2010 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

(b)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE 1
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2		By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1		Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

4.1a		Amendment No. 1 to Rights Agreement by and between Centene Corporation and Mellon Investor Services LLC, as right agent, dated April 23, 2007		8-K	April 26, 2007	4.1

4.2		Indenture for the 7 ¼% Senior Notes due 2014 dated March 22, 2007 among Centene Corporation and The Bank of New York Trust Company, N.A., as trustee		S-4	May 11, 2007	4.3

10.1		Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Health Families		8-K	July 22, 2005	10.1

10.1a		Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q	October 25, 2005	10.9

10.1b		Amendment #2 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2008	10.1b

10.1c		Amendment #3 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2009	10.1c

10.1d		Amendment #4 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2009	10.1d

10.1e	**	Amendment #6 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.1f		Notice of Renewal for fiscal year 2008 between Peach State Health Plan, Inc. and Georgia Department of Community Health		10-Q	July 24, 2007	10.4

10.1g		Notice of Renewal for fiscal year 2009 between Peach State Health Plan, Inc. and Georgia Department of Community Health		10-Q	July 22, 2008	10.1

10.1h		Notice of Renewal for fiscal year 2010 between Peach State Health Plan, Inc. and Georgia Department of Community Health		10-Q	July 28, 2009	10.2

10.2		Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 24, 2006	10.5

10.2a	**	Amendment M (Version 1.13) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 27, 2009	10.1

10.3	*	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.9

10.4	*	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File number 333-83190		S-1	October 9, 2001	10.10

10.5	*	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.11

10.6	*	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.12

10.7	*	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-90976		10-Q	April 29, 2002	10.5

10.7a	*	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.7b	*	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.8	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, shares which are registered on Form S-8 – File Number 333-108467		8-K	April 25, 2008	10.1

10.9	*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.9a	*	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan		10-K	February 24, 2006	10.12a

10.10	*	Centene Corporation Employee Deferred Compensation Plan	X

10.11	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.12	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.12a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.12b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.13	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.14	*	Form of Restricted Stock Unit Agreement		10-Q	October 28, 2008	10.4

10.15	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.16	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.17	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.18	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.19	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.20	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-Q	October 28, 2008	10.7

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 23, 2009	10.23

10.23	*	Form of Long Term Incentive Plan Agreement		8-K	February 7, 2008	10.1

10.24		Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2004	10.2

10.24a		Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2005	10.11

10.24b		Amendment No. 3 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 24, 2006	10.22b

10.24c		Amendment No. 4 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	July 25, 2006	10.2

10.24d		Amendment No. 5 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 24, 2006	10.1

10.24e		Amendment No. 6 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 23, 2008	10.23e

10.24f		Amendment No. 7 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	July 28, 2009	10.1

12.1		Computation of ratio of earnings to fixed charges	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Number 333-164390) and on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190)
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

   1 SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant’s SEC File No. was 000-33395).
   * Indicates a management contract or compensatory plan or arrangement.
** The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2010.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 22, 2010.

Signature	Title

/s/ MICHAEL F. NEIDORFF Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)

/s/ WILLIAM N. SCHEFFEL William N. Scheffel	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JEFFREY A. SCHWANEKE Jeffrey A. Schwaneke	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

/s/ STEVE BARTLETT Steve Bartlett	Director

/s/ ROBERT K. DITMORE Robert K. Ditmore	Director

/s/ FRED H. EPPINGER Fred H. Eppinger	Director

/s/ RICHARD A. GEPHARDT Richard A. Gephardt	Director

/s/ PAMELA A. JOSEPH Pamela A. Joseph	Director

/s/ JOHN R. ROBERTS John R. Roberts	Director

/s/ DAVID L. STEWARD David L. Steward	Director

/s/ TOMMY G. THOMPSON Tommy G. Thompson	Director