Form 10-Q
period 2010-03-31
CENTENE CORP
filed 2010-04-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-31826

CENTENE CORPORATIO
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
  Yes  ☐    No  ☒

As of April 16, 2010, the registrant had 51,502,956 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents of continuing operations, including $5,918 and $8,667, respectively, from consolidated variable interest entities	$350,075	$400,951
Cash and cash equivalents of discontinued operations	14	2,801
Total cash and cash equivalents	350,089	403,752
Premium and related receivables, net of allowance for uncollectible accounts of $1,338 and $1,338, respectively, including $6,565 and $11,313, respectively, from consolidated variable interest entities	110,120	103,456
Short-term investments, at fair value (amortized cost $39,953 and $39,230, respectively)	40,220	39,554
Other current assets, including $5,023 and $4,507, respectively, from consolidated variable interest entities	69,136	64,866
Current assets of discontinued operations other than cash	2,337	4,506
Total current assets	571,902	616,134
Long-term investments, at fair value (amortized cost $547,148 and $514,256, respectively)	558,270	525,497
Restricted deposits, at fair value (amortized cost $20,532 and $20,048, respectively)	20,618	20,132
Property, software and equipment, net of accumulated depreciation of $111,938 and $103,883, respectively, including $110,764 and $89,219, respectively, from consolidated variable interest entities	269,492	230,421
Goodwill	229,512	224,587
Intangible assets, net	22,008	22,479
Other long-term assets	35,416	36,829
Long-term assets of discontinued operations	23,453	26,285
Total assets	$1,730,671	$1,702,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$444,826	$470,932
Accounts payable and accrued expenses, including $23,122 and $14,020, respectively, from consolidated variable interest entities	200,615	132,001
Unearned revenue	18,362	91,644
Current portion of long-term debt	660	646
Current liabilities of discontinued operations	20,650	20,685
Total current liabilities	685,113	715,908
Long-term debt	232,064	307,085
Other long-term liabilities	63,575	59,561
Long-term liabilities of discontinued operations	385	383
Total liabilities	981,137	1,082,937

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 51,490,256 issued and 49,049,990 outstanding at March 31, 2010, and 45,593,383 shares issued and 43,179,373 shares outstanding at December 31, 2009	51	46
Additional paid-in capital	390,878	281,806
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	7,203	7,348
Retained earnings	382,909	358,907
Treasury stock, at cost (2,440,266 and 2,414,010 shares, respectively)	(47,742)	(47,262)
Total Centene stockholders’ equity	733,299	600,845
Noncontrolling interest	16,235	18,582
Total stockholders’ equity	749,534	619,427
Total liabilities and stockholders’ equity	$1,730,671	$1,702,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Premium	$999,315	$885,006
Service	22,907	23,849
Premium and service revenues	1,022,222	908,855
Premium tax	46,499	23,580
Total revenues	1,068,721	932,435
Expenses:
Medical costs	839,708	739,340
Cost of services	17,152	15,962
General and administrative expenses	135,507	122,279
Premium tax	46,743	23,942
Total operating expenses	1,039,110	901,523
Earnings from operations	29,611	30,912
Other income (expense):
Investment and other income	7,057	3,613
Interest expense	(3,813)	(3,986)
Earnings from continuing operations, before income tax expense	32,855	30,539
Income tax expense	12,525	10,845
Earnings from continuing operations, net of income tax expense	20,330	19,694
Discontinued operations, net of income tax expense (benefit) of $4,440 and $(160), respectively	3,920	(449)
Net earnings	24,250	19,245
Noncontrolling interest	248	787
Net earnings attributable to Centene Corporation	$24,002	$18,458

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$20,082	$18,907
Discontinued operations, net of income tax expense (benefit)	3,920	(449)
Net earnings	$24,002	$18,458

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.43	$0.44
Discontinued operations	0.08	(0.01)
Earnings per common share	$0.51	$0.43
Diluted:
Continuing operations	$0.41	$0.43
Discontinued operations	0.08	(0.01)
Earnings per common share	$0.49	$0.42

Weighted average number of shares outstanding:
Basic	47,260,714	43,067,992
Diluted	48,761,528	44,238,863

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Three Months Ended March 31, 2010

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427
Consolidation of Syncare LLC	—	—	—	—	—	—	—	219	219
Comprehensive Earnings:
Net earnings	—	—	—	—	24,002	—	—	248	24,250
Change in unrealized investment gain, net of $(53) tax	—	—	—	(145)	—	—	—	—	(145)
Total comprehensive earnings									24,105
Common stock issued for stock offering	5,750,000	5	104,552	—	—		—	—	104,557
Common stock issued for employee benefit plans	146,873	—	749	—	—		—	—	749
Common stock repurchases	—	—	—	—	—	26,256	(480)	—	(480)
Issuance of stock warrants	—	—	296	—	—		—	—	296
Stock compensation expense	—	—	3,460	—	—	—	—	—	3,460
Excess tax benefits from stock compensation	—	—	15	—	—	—	—	—	15
Contribution from noncontrolling interest	—	—	—	—	—	—	—	771	771
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,585)	(3,585)
Balance, March 31, 2010	51,490,256	$51	$390,878	$7,203	$382,909	2,440,266	$(47,742)	$16,235	$749,534

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months EndedMarch 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$24,250		$19,245
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	12,527		10,233
Stock compensation expense	3,460		3,789
(Gain) loss on sale of investments, net	(3,547)		439
(Gain) on sale of UHP	(8,201)		―
Deferred income taxes	950		2,282
Changes in assets and liabilities
Premium and related receivables	(4,457)		(39,396)
Other current assets	(1,375)		(1,397)
Other assets	1,937		(497)
Medical claims liabilities	(33,129)		2,165
Unearned revenue	(73,282)		44,507
Accounts payable and accrued expenses	40,433		(18,674)
Other operating activities	1,934		722
Net cash (used in) provided by operating activities	(38,500)		23,418
Cash flows from investing activities:
Capital expenditures	(23,099)		(11,157)
Purchases of investments	(146,935)		(292,964)
Proceeds from asset sales	13,420		―
Sales and maturities of investments	117,469		224,312
Investments in acquisitions, net of cash acquired	(2,019)		(5,191)
Net cash used in investing activities	(41,164)		(85,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	519		890
Proceeds from borrowings	22,030		108,000
Proceeds from stock offering	104,557		―
Payment of long-term debt	(97,136)		(82,573)
Distributions to noncontrolling interest	(3,585)		(1,181)
Excess tax benefits from stock compensation	96		(17)
Common stock repurchases	(480)		(407)
Net cash provided by financing activities	26,001		24,712
Net decrease in cash and cash equivalents	(53,663)		(36,870)
Cash and cash equivalents, beginning of period	403,752		379,099
Cash and cash equivalents, end of period	$350,089		$342,229

Supplemental disclosures of cash flow information:
Interest paid	$345		$724
Income taxes paid	$8,272		$18,602

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$306	$	―

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2009 filed on Form 10-K on February 22, 2010.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2009, audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2009 amounts in the consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

2. Recent Accounting Pronouncements

In June 2009, new guidance was issued related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the Company a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009, and early adoption is prohibited.  The adoption of this guidance did not have an impact on the consolidated financial statements and related disclosures.

The Company has determined that all other recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Discontinued Operations: University Health Plans, Inc.

In March 2010, the Company completed the sale of certain assets of the New Jersey health plan, University Health Plans, Inc., or UHP, and  recorded a pre-tax gain of $8,201.  Goodwill and intangible assets associated with the New Jersey operations disposed of as a part of the sale were $3,720.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008 and were previously reported in the Medicaid Managed Care segment.  The total revenue associated with UHP included in results from discontinued operations was $22,332 and $36,966 for the three months ended March 31, 2010 and 2009, respectively.   UHP had statutory capital of approximately $10,000 at March 31, 2010, which will be transferred to unregulated cash upon receiving regulatory approval.

During the three months ending March 31, 2010, the Company incurred additional exit costs related to lease termination costs and employee retention programs.  The change in the exit cost liability for UHP is summarized as follows:

	Employee Benefits	Lease Termination	Total
Balance, December 31, 2009	$2,726	$267	$2,993
Incurred	73	1,136	1,209
Paid	(848)	(267)	(1,115)
Balance, March 31, 2010	$1,951	$1,136	$3,087

4. Variable Interest Entities

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

As part of financing the real estate development, Centene Center LLC executed a $95,000 construction loan due June 1, 2011, which may be extended for two additional one year terms.  The Company and its development partner have guaranteed up to $65,000 each associated with this construction loan.  As of March 31, 2010, there was $41,588 outstanding under this loan and Centene Center LLC has capitalized $449 of interest in 2010.

Access Health Solutions

The Company maintains a 49% ownership interest in Access Health Solutions, LLC, a Medicaid managed care entity in Florida.  The Company also has rights to acquire the remaining assets and ownership interests in Access.  As a result of these rights, the Company determined that Access is a VIE and the Company is the primary beneficiary.  The Company records its investment in Access as a consolidated subsidiary in its financial statements.

Syncare, LLC

During the first quarter of 2010, one of the Company’s employees became the owner of Syncare, LLC, a disease management company providing services to private and public insurers.  Additionally, the Company is a guarantor on a $300 loan that was utilized to purchase the business and is a guarantor of Syncare’s $100 business loan.  As a result, the Company determined that Syncare is a VIE and the Company is the primary beneficiary.  The Company has presented Syncare, LLC as a consolidated entity effective February 1, 2010.

Summary

The carrying amounts of the consolidated assets and liabilities related to the Company’s interest in Centene Center LLC, Access Health Solutions and Syncare, LLC, are:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$5,918	$8,667
Premium and related receivables	6,565	11,313
Other current assets	5,023	4,507
Property, software and equipment	110,764	89,219

Accounts payable and accrued expenses	$23,122	$14,020
Long-term debt	41,688	32,559

The assets of each VIE can only be used to settle obligations of each respective VIE.  With respect to the Long-term debt balances, creditors have recourse to the Company through the guarantees discussed above.

5. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$27,095	$314	$(3)	$27,406	$27,080	$213	$(5)	$27,288
Corporate securities	215,198	1,138	(233)	216,103	165,720	581	(940)	165,361
State and municipal securities	319,255	9,700	(51)	328,904	333,955	11,628	(31)	345,552
Equity securities	11,515	478	(117)	11,876	9,751	312	(170)	9,893
Reserve Primary fund	—	—	—	—	2,444	—	—	2,444
Life insurance contracts	14,723	—	—	14,723	14,650	—	—	14,650
Asset backed securities	19,847	249	—	20,096	19,934	61	—	19,995
Total	$607,633	$11,879	$(404)	$619,108	$573,534	$12,795	$(1,146)	$585,183

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

	March 31, 2010				December 31, 2009
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$1,653	$—	$—	$(5)	$785	$—	$—
Corporate securities	(233)	68,202	—	—	(901)	99,418	(39)	892
State and municipal securities	(51)	11,489	—	—	(31)	9,683	—	—
Equity securities	(34)	143	(83)	781	(84)	527	(86)	629
Asset backed securities	—	—	—	—	—	—	—	—
Total	$(321)	$81,487	$(83)	$781	$(1,021)	$110,413	$(125)	$1,521

The contractual maturities of short-term and long-term investments and restricted deposits as of March 31, 2010, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$39,953	$40,220	$19,352	$19,394
One year through five years	494,830	505,585	1,180	1,224
Five years through ten years	31,727	32,089	—	—
Greater than ten years	20,591	20,596	—	—
Total	$587,101	$598,490	$20,532	$20,618

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2009, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$39,230	$39,554	$17,737	$17,758
One year through five years	456,041	467,112	2,311	2,374
Five years through ten years	28,597	28,780	—	—
Greater than ten years	29,618	29,605	—	—
Total	$553,486	$565,051	$20,048	$20,132

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

The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended March 31, 2010
	2010	2009
Gains	$3,034	$380
Losses	—	(819)
Net realized gains (losses)	$3,034	$(439)

Investment and other income in the first quarter of 2010 included a realized gain related to the Reserve Primary money market fund.   During 2008, we recorded a loss of $4,457 related to our investment in the Reserve Primary money market fund whose Net Asset Value fell below $1.00 per share.   In January 2010, we received a distribution from the fund of $5,405 and recorded a gain of $2,961 in the first quarter of 2010, representing distributions received in excess of our adjusted basis.

6. Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2010, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$350,075		―		―	$350,075

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,536		$1,987	$	―	$19,523
Corporate securities	―		203,165		―	203,165
State and municipal securities	―		328,904		―	328,904
Equity securities	4,005		―		―	4,005
Asset backed securities	―		20,096		―	20,096
Total investments	$21,541		$554,152	$	―	$575,693

Restricted deposits available for sale:
Cash and cash equivalents	$7,331	$	―	$	―	$7,331
Certificates of deposit	5,404		―		―	5,404
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,883		―		―	7,883
Total restricted deposits	$20,618	$	―	$	―	$20,618

Total assets at fair value	$392,234		$554,152	$	―	$946,386

The following table summarizes fair value measurements by level at December 31, 2009, for assets and liabilities measured at fair value on a recurring basis:

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

The Company periodically transfers U.S. Treasury securities between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  We designate these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $22,797 and $23,601 as of March 31, 2010, and December 31, 2009, respectively.

7. Debt

Debt consists of the following:
	March 31, 2010	December 31, 2009
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	―	84,000
Joint venture construction loan	41,588	32,559
Mortgage note payable	9,800	9,900
Capital leases and other	6,336	6,272
Total debt	232,724	307,731
Less current maturities	(660)	(646)
Long-term debt	$232,064	$307,085

During the first quarter of 2010, the Company completed the sale of 5.75 million shares of common stock for $19.25 per share.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit agreement ($84,000 as of December 31, 2009).

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2010	2009
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$20,082	$18,907
Discontinued operations, net of tax	3,920	(449)
Net earnings	$24,002	$18,458
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	47,260,714	43,067,992
Common stock equivalents (as determined by applying the treasury stock method)	1,500,814	1,170,871
Weighted average number of common shares and potential dilutive common shares outstanding	48,761,528	44,238,863

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.43	$0.44
Discontinued operations	0.08	(0.01)
Earnings per common share	$0.51	$0.43

Diluted:
Continuing operations	$0.41	$0.43
Discontinued operations	0.08	(0.01)
Earnings per common share	$0.49	$0.42

The calculation of diluted earnings per common share for the three months ended March 31, 2010 and 2009, excludes the impact of 2,202,671 and 2,594,786 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Stockholders’ Equity

During the first quarter of 2010, the Company completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the additional shares were approximately $104,600.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit loan facility ($84,000 as of December 31, 2009).  The Company intends to use the remaining net proceeds for general corporate purposes, which may include the repayment of indebtedness, funding for acquisitions, capital expenditures, additions to working capital and to meet statutory capital requirements in new or existing states.

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.  The Company did not make any repurchases under this plan during the first quarter of 2010.

As a component of the employee stock compensation plan, employees can use shares of restricted stock which have vested to satisfy personal tax withholding obligations.  During the three months ended March 31, 2010, the Company purchased 26,126 vested shares from employees at an aggregate cost of $480.  These shares are included in the Company’s treasury stock.

10. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  The Specialty Services segment consists of Centene’s specialty companies which offer products for behavioral health, health insurance exchanges, individual health, life and health management, long-term care, managed vision, telehealth services, pharmacy benefits management and treatment compliance functions.  The health plans in Arizona, which is operated by our long-term care company, and Massachusetts, which is operated by our individual health insurance provider, are included in the Specialty Services segment.

Segment information for the three months ended March 31, 2010, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$879,979	$142,243	$—	$1,022,222
Revenue from internal customers	15,126	124,986	(140,112)	—
Total premium and service revenues	$895,105	$267,229	$(140,112)	$1,022,222

Earnings from operations	$18,700	$10,911	$—	$29,611

Segment information for the three months ended March 31, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$795,902	$112,953	$—	$908,855
Revenue from internal customers	15,674	134,076	(149,750)	—
Total premium and service revenues	$811,576	$247,029	$(149,750)	$908,855

Earnings from operations	$16,743	$14,169	$—	$30,912

11. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains (losses) on investments available for sale, as follows:

	Three Months Ended March 31,
	2010	2009
Net earnings	$24,250	$19,245

Reclassification adjustment, net of tax	74	(107)
Change in unrealized gains on investments, net of tax	(219)	2,091
Total change	(145)	1,984

Comprehensive earnings	24,105	21,229
Comprehensive earnings attributable to the noncontrolling interest	248	787
Comprehensive earnings attributable to Centene Corporation	$23,857	$20,442

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.  The discussion contains forward-looking statements that involve both  known and unknown risks and uncertainties, including those set forth under Part II, Item 1A “Risk Factors” of this Form 10-Q.

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  Our health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  Our Specialty Services segment offers products for behavioral health, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our health plans in Arizona, which is operated by our long-term care company, and Massachusetts, which is operated by our individual health insurance provider, are included in the Specialty Services segment.

Our financial performance for the first quarter of 2010 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,468,600.
—	Premium and service revenues of $1.022 billion.
—	Health Benefits Ratio of 84.0%.
—	General and Administrative expense ratio of 13.3%.
—	Diluted net earnings per share of $0.41.
—	Total operating cash flow of $(38.5) million.

We completed the sale of certain assets of University Health Plans, Inc, or UHP, our New Jersey health plan, during the first quarter of 2010.  The results of operations for UHP are classified as discontinued operations for all periods presented.  Unless specifically noted, these discussions are in the context of continuing operations and, therefore, exclude UHP.

The following items contributed to our revenue and membership growth over the last year:

—
In July 2009, we began operating in Massachusetts to manage healthcare services for members under the state’s Commonwealth Care program and in October 2009 under the Commonwealth Care Bridge program, operating as CeltiCare Health Plan of Massachusetts.  At March 31, 2010, we served 26,900 members.

—	In March 2009, we completed an acquisition of certain assets in South Carolina. We now serve 53,900 at-risk members in South Carolina at March 31, 2010.
—
In February 2009, we began converting non-risk managed care membership in Florida from Access Health Solutions LLC, or Access, to our new subsidiary, Sunshine State Health Plan on an at-risk basis.  Additionally, we also completed an acquisition of certain assets in Florida, adding to our membership.  At March 31, 2010, we served 105,900 members on an at-risk basis while Access served 58,200 members on a non-risk basis.

We expect our revenue and membership base to continue to grow in 2010.  The following items will contribute to our growth potential in 2010:

—
In November 2009, we announced we were selected to provide managed care services in Mississippi to Medicaid recipients through the Mississippi Coordinated Access Network (MississippiCan) program.  We are working with the State and currently expect an October 1, 2010 start date.

—
In February 2010, we announced a definitive agreement to acquire certain Medicaid assets in South Carolina.  The transaction is expected to close in the second quarter of 2010 and add revenues of approximately $60 million for 2010.

—
In March 2010, we announced that our specialty company, Cenpatico Behavioral Health, retained its existing service area contract and was also awarded an expanded contract by the Arizona Department of Health Services to manage behavioral healthcare services for an additional four counties including Santa Cruz, Greenlee, Graham and Cochise.  The expanded contract is expected to take effect July 1, 2010.

—	The impact of a full year of our new health plan in Massachusetts, continued membership conversion in Florida, and the full year impact in 2010 of membership growth experienced during 2009.

In April 2010, we were notified by the Wisconsin Department of Health Services that our Wisconsin subsidiary, Managed Health Services (MHS), was not awarded the Southeast Wisconsin BadgerCare Plus Managed Care contract. The change is effective November 1, 2010; after a two-month transition period (September through October), MHS will no longer serve BadgerCare Plus Standard and Benchmark members in Milwaukee, Washington, Ozaukee, Waukesha and Kenosha counties.   MHS will continue to serve more than 6,000 Wisconsin Core Plan and SSI members in this region and more than 71,000 members in other regions of the state.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act and on March 30, 2010 President Obama signed the accompanying Health Care and Education Affordability Reconciliation Act.  We are currently evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2010.  The Acts contain provisions we expect will have a significant effect on our business in coming years including expanding Medicaid eligibility beginning in 2014 to recipients with incomes below 133% of the federal poverty level, retaining the CHIP program in its current form, and requiring state-based Exchanges similar to our experience in Massachusetts in the future.  The Acts also entitle managed care organizations to receive similar rebates from pharmaceutical companies that the states are able to receive.  In the current form, the Acts also impose an excise tax on health insurers beginning in 2014 based upon relative market share.

MEMBERSHIP

From March 31, 2009 to March 31, 2010, we increased our at-risk managed care membership by 17.7%.  The following table sets forth our membership by state for our managed care organizations:

	March 31,		December 31,
	2010	2009	2009
Arizona	19,000	15,500	18,100
Florida	105,900	29,100	102,600
Georgia	301,000	289,300	309,700
Indiana	211,400	179,100	208,100
Massachusetts	26,900	—	27,800
Ohio	156,000	137,000	150,800
South Carolina	53,900	48,500	48,600
Texas	459,600	421,100	455,100
Wisconsin	134,900	127,700	134,800
Total at-risk membership	1,468,600	1,247,300	1,455,600
Non-risk membership	62,200	96,000	63,700
Total	1,530,800	1,343,300	1,519,300

The following table sets forth our membership by line of business:

	March 31,		December 31,
	2010	2009	2009
Medicaid	1,088,300	921,100	1,081,400
CHIP & Foster Care	266,300	256,900	263,600
ABD & Medicare	87,100	69,300	82,800
Other State programs	26,900	—	27,800
Total at-risk membership	1,468,600	1,247,300	1,455,600
Non-risk membership	62,200	96,000	63,700
Total	1,530,800	1,343,300	1,519,300

The following table provides supplemental information of other membership categories:

	March 31,		December 31,
	2010	2009	2009
Cenpatico Behavioral Health:
Arizona	119,300	104,700	120,100
Kansas	39,800	40,600	41,400
Bridgeway:
Long-term Care	2,700	2,300	2,600

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2010 and 2009, prepared in accordance with generally accepted accounting principles in the United States.

March 31, 2010, compared to March 31, 2009

Summarized comparative financial data for the three months ended March 31, is as follows ($ in millions):

	2010	2009	% Change 2009-2010
Premium	$999.3	$885.0	12.9%
Service	22.9	23.8	(3.9)%
Premium and service revenues	1,022.2	908.8	12.5%
Premium tax	46.5	23.6	97.2%
Total revenues	1,068.7	932.4	14.6%
Medical costs	839.7	739.3	13.6%
Cost of services	17.2	16.0	7.5%
General and administrative expenses	135.5	122.3	10.8%
Premium tax expense	46.7	23.9	95.2%
Earnings from operations	29.6	30.9	(4.2)%
Investment and other income, net	3.2	(0.4)	― %
Earnings from continuing operations, before income tax expense	32.8	30.5	7.6%
Income tax expense	12.5	10.8	15.5%
Earnings from continuing operations, net of income tax expense	20.3	19.7	3.2%
Discontinued operations, net of income tax expense (benefit) of $4.4 and $(0.2) respectively	3.9	(0.4)	― %
Net earnings	24.2	19.3	26.0%
Noncontrolling interest	0.2	0.8	(68.5)%
Net earnings attributable to Centene Corporation	$24.0	$18.5	30.0%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$20.1	$18.9	6.2%
Discontinued operations, net of income tax expense (benefit)	3.9	(0.4)	― %
Net earnings	$24.0	$18.5	30.0%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.41	$0.43	(4.7)%
Discontinued operations	0.08	(0.01)	― %
Total diluted earnings per common share	$0.49	$0.42	16.7%

Revenues and Revenue Recognition

Premium and service revenues increased 12.5% in the three months ended March 31, 2010 over 2009 as a result of membership growth in all our states.  This increase was moderated by the removal of pharmacy services in two states beginning in 2010.  These pharmacy carve outs had the effect of reducing 2010 revenue by approximately $35 million.

The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In 2010, we received premium rate adjustments in certain markets which yielded a net 0.1% composite decrease across all of our markets.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  In 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  For the three months ended March 31, 2010 and 2009, this pass-through totaled $28.7 million and zero, respectively, and increased our premium tax revenue and expense.

Operating Expenses

Medical Costs

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

	Three Months Ended March 31,
	2010	2009
Medicaid and CHIP	85.6%	84.8%
ABD and Medicare	80.3	81.4
Specialty Services	80.6	78.3
Total	84.0	83.5

The consolidated HBR for the three months ended March 31, 2010 of 84.0% was an increase of 0.5% over the comparable period in 2009.  A reconciliation of the change in HBR from the prior year same period is presented below:

First Quarter 2009	83.5%
Improvements in existing markets	(0.5)
New markets reserved at higher rates	1.0
First Quarter 2010	84.0%

The increase in the first quarter of 2010 over the comparable period in 2009 was primarily due to higher HBR in our new markets, partially offset by improvements in our existing markets.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $13.2 million in the three months ended March 31, 2010 compared to 2009.  This was primarily due to expenses for additional staff and facilities to support our growth, especially in our new market in Massachusetts and to support membership growth in Florida.  Additionally, G&A expenses in the first quarter of 2010 included a $4.6 million increase in contributions to our charitable foundation, $3.0 million of which was funded by the gain on the Reserve Primary fund distribution recorded as Other Income.

The consolidated G&A expense ratio for the three months ended March 31, 2010 and 2009 was 13.3%, and 13.5%, respectively.  The decrease in the ratio in 2010 primarily reflects the leveraging of our expenses over higher revenues, partially offset by the increased charitable donations.

Other Income (Expense)

The following table summarizes the components of investment and other income, net ($ in millions):

	Three Months Ended March 31,
	2010	2009
Investment income	$4.0	$3.6
Gain on Reserve Primary Fund distributions	3.0	―
Interest expense	(3.8)	(4.0)
Other income (expense), net	$3.2	$(0.4)

The increase in investment income in 2010 reflects increased investment balances.  In January 2010, the Company received  distributions from the Reserve Primary Fund of $5.4 million resulting in a gain of $3.0 million being recorded for the distributions received in excess of our adjusted basis.  Interest expense declined reflecting the reduction in debt outstanding.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate would be 38.4% compared to 36.5% in 2009.  The increase in 2010 is due to the higher state taxes as a result of reduced benefits to be realized from New Jersey state net operating loss carryforwards and a decrease in tax exempt interest.

Discontinued Operations

Pre-tax earnings related to discontinued operations (consisting solely of the New Jersey health plan operations) were $8.4 million in the three months ended March 31, 2010 compared to a pre-tax loss of $0.6 million in the comparable period of 2009.  As a result of the sale of certain assets of the New Jersey operations in March 2010, we recognized a pre-tax gain of $8.2 million, which was $3.9 million after tax, or $0.08 per diluted share.  Additionally, we recognized $1.2 million of restructuring costs associated with the exit primarily due to lease termination costs and employee retention programs.  The total revenue associated with UHP included in results from discontinued operations was $22.3 million and $37.0 million for the three months ended March 31, 2010 and 2009, respectively.

We anticipate future costs to wind down operations for UHP and pay remaining claims to be minimal.  Regulatory capital will be returned over the next 12 months after receiving regulatory approval.  It is currently estimated that statutory capital to be transferred to unregulated cash of the Company will be approximately $10 million.

Segment Results

The following table summarizes our operating results by segment for the three months ended March 31, (in millions):

	2010	2009	% Change 2009-2010
Premium and Service Revenues
Medicaid Managed Care	$895.1	$811.6	10.3%
Specialty Services	267.2	247.0	8.2%
Eliminations	(140.1)	(149.7)	(6.4)%
Consolidated Total	$1,022.2	$908.9	12.5%

Earnings from Operations
Medicaid Managed Care	$18.7	$16.7	11.7%
Specialty Services	10.9	14.2	(23.0)%
Consolidated Total	$29.6	$30.9	(4.2)%

Medicaid Managed Care

Premium and service revenues increased 10.3% in the three months ended March 31, 2010 over 2009 due to membership growth in our states.  Earnings from operations increased 11.7% in the three months ended March 30, 2010 from 2009 reflecting the overall growth in our membership and revenue base.

Specialty Services

Premium and service revenues increased 8.2% in the three months ended March 31, 2010 compared to 2009 primarily due to the commencement of our new health plan in Massachusetts, membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations decreased 23.0% in the three months ended March 31, 2010 from 2009 reflecting the effect of pharmacy carve outs in two states and a higher HBR in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the three months ended March 31, 2010 and 2009, used in the discussion of liquidity and capital resources.

	$ in millions
	Three Months Ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(38.5)	$23.4
Net cash used in investing activities	(41.2)	(85.0)
Net cash provided by financing activities	26.0	24.7
Net decrease in cash and cash equivalents	$(53.7)	$(36.9)

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities used cash of $38.5 million in the three months ended March 31, 2010 compared to providing cash of $23.4 million in the comparable period in 2009.  Cash flow from operations in the three months ended March 31, 2010, reflected a $73.3 million decrease in unearned revenue from December 31, 2009 as a result of the timing of receipt of monthly premium payments.  In 2010, only two monthly premium payments were received during the quarter for Ohio and Florida.

Investing activities used cash of $41.2 million in the three months ended March 31, 2010 compared to $85.0 million in the comparable period in 2009.  Cash flows from investing activities in 2010 primarily consisted of additions to the investment portfolios of our regulated subsidiaries including transfers from cash and cash equivalents to long-term investments.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of March 31, 2010, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.5 years. These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances ($ in millions):

	March 31, 2010	December 31, 2009

Cash, cash equivalents and short-term investments	$390.3	$440.5
Long-term investments	558.3	525.5
Restricted deposits	20.6	20.1
Total cash, investments and restricted deposits	$969.2	$986.1

Unregulated cash and investments	$51.3	$36.2
Regulated cash, investments and restricted deposits	917.9	949.9
Consolidated Total	$969.2	$986.1

Regulated cash and investments from discontinued operations1	$22.0	$24.9
________________________
                1 The regulated cash and investments will be transferred to our unregulated cash upon regulatory approval.

We spent $23.1 million and $11.2 million in the three months ended March 31, 2010 and 2009, respectively, on capital expenditures.  Exclusive of our real estate development discussed below, we anticipate spending an additional $35 million on capital expenditures in 2010 primarily associated with system enhancements and market expansions.

During the second quarter of 2009, we executed an agreement as a joint venture partner in an entity that will develop property adjoining our corporate office, which is necessary to accommodate our growing business.  For the three months ended March 31, 2010 and 2009, we had capital expenditures of $14.2 million and $2.8 million, respectively, for costs associated with the real estate development.  The development is expected to be complete in 2010 and we anticipate spending an additional $100 million on capital expenditures related to the construction in 2010.

The joint venture maintains a $95 million construction loan associated with the development.  The construction loan is due June 1, 2011 and may be extended for two additional one year terms.  As of March 31, 2010, there was $41.6 million outstanding under the construction loan.

Our financing activities provided cash of $26.0 million in the three months ended March 31, 2010 and $24.7 million in 2009.  During 2010, our financing activities primarily related to proceeds from our stock offering and resulting payoff of our revolving credit facility discussed below, as well as borrowings for the construction of the real estate development discussed above.

During the first quarter of 2010, we completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the shares were approximately $104.6 million.  A portion of the net proceeds were used to repay the outstanding indebtedness under the $300 million revolving credit loan facility ($84.0 million as of December 31, 2009).  The remaining net proceeds are available for general corporate purposes, which may include the repayment of indebtedness, funding for acquisitions, capital expenditures, additions to working capital and to meet statutory capital requirements in new or existing states.

At March 31, 2010, we had working capital, defined as current assets less current liabilities, of $(113.2) million, compared to $(99.8) million at December 31, 2009.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative at March 31, 2010 and December 31, 2009, due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At March 31, 2010, the debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 23.7%, compared to 33.2% at December 31, 2009.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement expires in September 2011.  As of March 31, 2010, we did not have any borrowings outstanding under the agreement and $45.1 million in letters of credit outstanding, leaving availability of $254.9 million.  As of March 31, 2010, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7.25% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of March 31, 2010, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to 4.0 million shares of common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during the first quarter of 2010.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility and construction loan will be sufficient to finance our general operations, planned acquisition of Medicaid assets in South Carolina and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2010, our subsidiaries, including UHP, had aggregate statutory capital and surplus of approximately $480 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $280 million and we estimate our Risk Based Capital, or RBC, percentage to be approximately 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2010, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2010, we had short-term investments of $40.2 million and long-term investments of $578.9 million, including restricted deposits of $20.6 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2010, the fair value of our fixed income investments would decrease by approximately $13.8 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control Over Financial Reporting  -  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act and on March 30, 2010 President Obama signed the accompanying Health Care and Education Affordability Reconciliation Act. The Acts permit states to expand Medicaid to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning April 1, 2010 and requires this expansion by January 1, 2014. Additional federal funds will be provided to states, but the amount of the federal support decreases each year. We cannot predict when the states will make these expansions. Further, because the states have to pay for a portion of the care, states may reduce our rates in order to afford the additional beneficiaries.

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

Changes to Medicaid, CHIP, Foster Care and ABD programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business. Recent legislation generally requires that eligibility levels be maintained, but this could cause states to reduce reimbursement or reduce benefits in order to afford to maintain eligibility levels.  We believe that reductions in Medicaid, CHIP, Foster Care and ABD payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

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

Federal support for CHIP has been authorized through 2019, with funding authorized through 2015. We cannot be certain that funding for CHIP will be reauthorized when current funding expires in 2015. Thus, we cannot predict the impact that reauthorization will have on our business.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between June 30, 2010 and August 31, 2013. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on August 25, 2006, we received notification from the Kansas Health Policy Authority that FirstGuard Health Plan Kansas, Inc.’s contract with the State would not be renewed or extended, and as a result, our contract ended on December 31, 2006. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Certain states have enacted regulations which require us to maintain a minimum health benefits ratio, or establish limits on our profitability. Other states require us to meet certain performance and quality metrics in order to receive our full contractual revenue. In certain circumstances, our plans may be required to pay a rebate to the state in the event profits exceed established levels. These regulatory requirements, changes in these requirements or the adoption of similar requirements by other regulators may limit our ability to increase our overall profits as a percentage of revenues. Most states, including but not limited to Georgia, Indiana, New Jersey, Texas and Wisconsin have implemented prompt-payment laws and many states are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our financial position, results of operations or cash flows. Certain states also impose marketing restrictions on us which may constrain our membership growth and our ability to increase our revenues.

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

Changes in applicable laws and regulations are continually being considered, and interpretations of existing laws and rules may also change from time to time. We are unable to predict what regulatory changes may occur or what effect any particular change may have on our business. For example, these changes could reduce the number of persons enrolled or eligible to enroll in Medicaid, reduce the reimbursement or payment levels for medical services or reduce benefits included in Medicaid coverage. For example, some states, including Indiana and Ohio have removed, and others could consider removing, pharmacy coverage from the services covered by managed care entities. We are also unable to predict whether new laws or proposals will favor or hinder the growth of managed healthcare in general. The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act include an annual fee on the insurance sector of $8 billion beginning in 2014 and increasing to $14.3 billion in 2018. The fee will be allocated across the industry according to market share. The fee will be calculated based on net premium revenue, which could place a disproportionate burden on Medicaid managed care companies. We cannot predict how much we will be required to pay. Additionally, to the extent that this fee is passed on to the states, it may increase pressures on state budgets.  Legislation or regulations that require us to change our current manner of operation, benefits provided or our contract arrangements may seriously harm our operations and financial results.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in South Carolina in December 2007, began our Foster Care program in Texas in April 2008, commenced operations in Florida in February 2009 and in Massachusetts in July 2009, and expect to commence operations in Mississippi in 2010. For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of March 31, 2010, we had $390.3 million in cash, cash equivalents and short-term investments and $578.9 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operations or liquidity.

As of March 31, 2010, we had $328.9 million of investments in state and municipal securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Growth in the number of Medicaid-eligible persons could cause our financial position, results of operations or cash flows to suffer if state and federal budgets decrease or do not increase.

Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. Additionally, the number of individuals eligible for Medicaid managed care will likely increase as a result of recent legislation.  We cannot predict the impact of changes in the United States economic environment or other economic or political events, including acts of terrorism or related military action, on federal or state funding of healthcare programs or on the size of the population eligible for the programs we operate. If federal or state funding decreases or remains unchanged while our membership increases, our results of operations will suffer.

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

In 2008, 2009 and 2010, our capital expenditures included costs associated with the construction of a real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business. We are currently a joint venture partner in an entity that is developing the properties. If the entity is unable to complete the development or if the entity delays or abandons the real estate project, it may have an adverse impact on our financial position, results of operations or cash flows. For example, in 2007 we abandoned a previously planned redevelopment project and recorded a pre-tax impairment charge of $7.2 million. Our operations and efficiency could also be impacted if the development is not completed as there is limited office space for us to expand in the market near our existing headquarters as our business continues to grow.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities 1 First Quarter 2010
Period	Total Number of Shares Purchased 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2010	155	$22.00	—	1,667,724
February 1 – February 28, 2010	25,906	18.33	—	1,667,724
March 1 – March 31, 2010	65	24.12	—	1,667,724
Total	26,126	$18.36	—	1,667,724

(1) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.
(2) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment N (Version 1.14) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 27, 2010.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)