Form 10-Q
period 2010-06-30
CENTENE CORP
filed 2010-07-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
  Yes  ☐    No  ☒

As of July 16, 2010, the registrant had 51,669,507 shares of common stock outstanding.

CENTENE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A.  “Risk Factors.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing and we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing.  Actual results may differ from projections or estimates due to a variety of important factors, including:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;
•	competition;
•	changes in healthcare practices;
•
changes in federal or state laws or regulations, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any regulations enacted thereunder;

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents of continuing operations, including $5,154 and $8,667, respectively, from consolidated variable interest entities	$264,723	$400,951
Cash and cash equivalents of discontinued operations	877	2,801
Total cash and cash equivalents	265,600	403,752
Premium and related receivables, net of allowance for uncollectible accounts of $1,336 and $1,338, respectively, including $7,266 and $11,313, respectively, from consolidated variable interest entities	164,420	103,456
Short-term investments, at fair value (amortized cost $29,542 and $39,230, respectively)	29,660	39,554
Other current assets, including $3,918 and $4,507, respectively, from consolidated variable interest entities	83,843	64,866
Current assets of discontinued operations other than cash	2,314	4,506
Total current assets	545,837	616,134
Long-term investments, at fair value (amortized cost $522,589 and $514,256, respectively)	537,399	525,497
Restricted deposits, at fair value (amortized cost $20,485 and $20,048, respectively)	20,570	20,132
Property, software and equipment, net of accumulated depreciation of $118,995 and $103,883, respectively, including $138,998 and $89,219, respectively, from consolidated variable interest entities	313,839	230,421
Goodwill	244,304	224,587
Intangible assets, net	24,589	22,479
Other long-term assets	35,557	36,829
Long-term assets of discontinued operations	11,442	26,285
Total assets	$1,733,537	$1,702,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$455,375	$470,932
Accounts payable and accrued expenses, including $30,366 and $14,020, respectively, from consolidated variable interest entities	167,613	132,001
Unearned revenue	5,695	91,644
Current portion of long-term debt	771	646
Current liabilities of discontinued operations	7,365	20,685
Total current liabilities	636,819	715,908
Long-term debt	252,028	307,085
Other long-term liabilities	64,870	59,561
Long-term liabilities of discontinued operations	652	383
Total liabilities	954,369	1,082,937

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 51,654,541 issued and 49,210,505 outstanding at June 30, 2010, and 45,593,383 shares issued and 43,179,373 shares outstanding at December 31, 2009	52	46
Additional paid-in capital	395,926	281,806
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	9,400	7,348
Retained earnings	405,682	358,907
Treasury stock, at cost (2,444,036 and 2,414,010 shares, respectively)	(47,830)	(47,262)
Total Centene Corporation stockholders’ equity	763,230	600,845
Noncontrolling interest	15,938	18,582
Total stockholders’ equity	779,168	619,427
Total liabilities and stockholders’ equity	$1,733,537	$1,702,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Premium	$1,025,928	$909,698	$2,025,243	$1,794,704
Service	24,682	21,591	47,589	45,440
Premium and service revenues	1,050,610	931,289	2,072,832	1,840,144
Premium tax	26,162	108,180	72,661	131,760
Total revenues	1,076,772	1,039,469	2,145,493	1,971,904
Expenses:
Medical costs	859,335	755,706	1,699,043	1,495,046
Cost of services	15,707	14,559	32,859	30,521
General and administrative expenses	133,470	129,221	268,977	251,500
Premium tax	26,551	108,548	73,294	132,490
Total operating expenses	1,035,063	1,008,034	2,074,173	1,909,557
Earnings from operations	41,709	31,435	71,320	62,347
Other income (expense):
Investment and other income	4,142	4,418	11,199	8,031
Interest expense	(3,869)	(4,160)	(7,682)	(8,146)
Earnings from continuing operations, before income tax expense	41,982	31,693	74,837	62,232
Income tax expense	17,254	11,789	29,779	22,634
Earnings from continuing operations, net of income tax expense	24,728	19,904	45,058	39,598
Discontinued operations, net of income tax (benefit) expense of $(90), $(196), $4,350 and $(356), respectively	(226)	(485)	3,694	(934)
Net earnings	24,502	19,419	48,752	38,664
Noncontrolling interest (loss)	1,729	(811)	1,977	(24)
Net earnings attributable to Centene Corporation	$22,773	$20,230	$46,775	$38,688

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$22,999	$20,715	$43,081	$39,622
Discontinued operations, net of income tax (benefit) expense	(226)	(485)	3,694	(934)
Net earnings	$22,773	$20,230	$46,775	$38,688

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.46	$0.48	$0.89	$0.92
Discontinued operations	—	(0.01)	0.08	(0.02)
Earnings per common share	$0.46	$0.47	$0.97	$0.90
Diluted:
Continuing operations	$0.45	$0.47	$0.86	$0.90
Discontinued operations	—	(0.01)	0.08	(0.02)
Earnings per common share	$0.45	$0.46	$0.94	$0.88

Weighted average number of shares outstanding:
Basic	49,135,552	43,001,157	48,203,312	43,034,390
Diluted	50,866,318	44,242,339	49,807,084	44,240,071

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Six Months Ended June 30, 2010

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427
Consolidation of Syncare LLC	—	—	—	—	—	—	—	219	219
Comprehensive Earnings:
Net earnings	—	—	—	—	46,775	—	—	1,977	48,752
Change in unrealized investment gain, net of $1,261 tax	—	—	—	2,052	—	—	—	—	2,052
Total comprehensive earnings									50,804
Common stock issued for stock offering	5,750,000	6	104,528	—	—		—	—	104,534
Common stock issued for employee benefit plans	311,158	—	2,198	—	—		—	—	2,198
Common stock repurchases	—	—	—	—	—	30,026	(568)	—	(568)
Issuance of stock warrants	—	—	296	—	—		—	—	296
Stock compensation expense	—	—	6,888	—	—	—	—	—	6,888
Excess tax benefits from stock compensation	—	—	210	—	—	—	—	—	210
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,840)	(4,840)
Balance, June 30, 2010	51,654,541	$52	$395,926	$9,400	$405,682	2,444,036	$(47,830)	$15,938	$779,168

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$48,752	$38,664
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	24,918	20,892
Stock compensation expense	6,888	7,611
(Gain) loss on sale of investments, net	(3,987)	450
(Gain) on sale of UHP	(8,201)	―
Deferred income taxes	4,928	1,512
Changes in assets and liabilities:
Premium and related receivables	(57,718)	(23,327)
Other current assets	948	1,357
Other assets	1,719	(608)
Medical claims liabilities	(28,868)	17,093
Unearned revenue	(85,950)	44,129
Accounts payable and accrued expenses	(3,536)	(49,377)
Other operating activities	1,851	3,723
Net cash (used in) provided by operating activities	(98,256)	62,119
Cash flows from investing activities:
Capital expenditures	(63,602)	(29,833)
Purchases of investments	(306,124)	(415,052)
Proceeds from asset sales	13,420	―
Sales and maturities of investments	291,735	377,320
Investments in acquisitions, net of cash acquired	(21,473)	(7,621)
Net cash used in investing activities	(86,044)	(75,186)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,759	1,109
Proceeds from borrowings	42,161	288,000
Proceeds from stock offering	104,534	―
Payment of long-term debt	(97,193)	(264,135)
Distributions to noncontrolling interest	(4,840)	(707)
Excess tax benefits from stock compensation	295	15
Common stock repurchases	(568)	(5,447)
Debt issue costs	―	(368)
Net cash provided by financing activities	46,148	18,467
Net (decrease) increase in cash and cash equivalents	(138,152)	5,400
Cash and cash equivalents, beginning of period	403,752	379,099
Cash and cash equivalents, end of period	$265,600	$384,499

Supplemental disclosures of cash flow information:
Interest paid	$7,320	$7,658
Income taxes paid	$27,940	$31,512

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$306	$5,107

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

2. Recent Accounting Pronouncements

In June 2009, new guidance was issued related to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the Company a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance was effective for fiscal years beginning after November 15, 2009, and early adoption was prohibited.  The adoption of this guidance did not have an impact on the consolidated financial statements and related disclosures.

The Company has determined that all other recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Discontinued Operations: University Health Plans, Inc.

In March 2010, the Company completed the sale of certain assets of the New Jersey health plan, University Health Plans, Inc., or UHP, and recorded a pre-tax gain of $8,201.  Goodwill and intangible assets associated with the New Jersey operations disposed of as a part of the sale were $3,720.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008 and were previously reported in the Medicaid Managed Care segment.  The total revenue associated with UHP included in results from discontinued operations was zero and $35,119 for the three months ended June 30, 2010 and 2009, respectively.   The total revenue associated with UHP included in results from discontinued operations was $21,993 and $72,086 for the six months ended June 30, 2010 and 2009, respectively.  UHP had statutory capital of approximately $10,000 at June 30, 2010, which will be transferred to unregulated cash upon receiving regulatory approval.

During the three and six months ending June 30, 2010, the Company incurred additional exit costs related to lease termination costs and employee retention programs and made related payments.  In total, the Company has incurred exit costs totaling $5,459.  The change in the exit cost liability for UHP is summarized as follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Employee Benefits	Lease Termination	Total	Employee Benefits	Lease Termination	Total
Beginning Balance	$1,951	$1,136	$3,087	$2,726	$267	$2,993
Incurred	—	—	—	73	1,136	1,209
Paid	(559)	(67)	(626)	(1,407)	(334)	(1,741)
Ending Balance	$1,392	$1,069	$2,461	$1,392	$1,069	$2,461

4. Acquisitions

In June 2010, the Company acquired certain assets of Carolina Crescent Health Plan, South Carolina’s largest non-profit Medicaid managed care organization.  The Company paid $16,949 in cash and recorded $1,044 of contingent consideration, subject to adjustment.  Goodwill of $14,394 and other identifiable intangible assets of $3,599 were recorded in the Medicaid Managed Care segment.

5. Variable Interest Entities

Centene Center, LLC

In June 2009, the Company executed an agreement as a 50% joint venture partner in a real estate development entity, Centene Center LLC, or Centene Center, associated with the construction of a real estate development to include the Company’s corporate headquarters.  Centene Center is a variable interest entity, or VIE, and the Company concluded it was the primary beneficiary.  Accordingly, the Company’s consolidated financial statements include the accounts of Centene Center.

As part of financing the real estate development, Centene Center executed a $95,000 construction loan due June 1, 2011, which may be extended for two additional one year terms.  The Company and its development partner have guaranteed up to $65,000 each associated with this construction loan until substantial completion of the real estate development when the guarantee is reduced to 50% of the outstanding loan balance.  As of June 30, 2010, $61,719 was outstanding under this loan and Centene Center has capitalized $1,089 of interest in 2010.

Access Health Solutions, LLC

The Company maintains a 49% ownership interest in Access Health Solutions, LLC, or Access, a Medicaid managed care entity in Florida.  The Company also has rights to acquire the remaining assets and ownership interests in Access.  As a result of these rights, the Company determined that Access is a VIE and the Company is the primary beneficiary.  The Company records its investment in Access as a consolidated subsidiary in its financial statements.

Syncare, LLC

During the first quarter of 2010, one of the Company’s employees became the owner of Syncare, LLC, or Syncare, a disease management company providing services to private and public insurers.  Additionally, the Company is a guarantor on a $300 loan that was utilized to purchase the business and is a guarantor of Syncare’s $100 business loan.  As a result, the Company determined that Syncare, LLC is a VIE and the Company is the primary beneficiary.  The Company has presented Syncare as a consolidated entity effective February 1, 2010.

Summary

The carrying amounts of the consolidated assets and liabilities related to the Company’s interests in Centene Center, Access and Syncare, are as follows:

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$5,154	$8,667
Premium and related receivables	7,266	11,313
Other current assets	3,918	4,507
Property, software and equipment	138,998	89,219

Accounts payable and accrued expenses	$30,366	$14,020
Long-term debt	61,819	32,559

The assets of each VIE can only be used to settle obligations of each respective VIE.  With respect to the long-term debt balances, creditors have recourse to the Company through the guarantees discussed above.

6. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,211	$564	$—	$29,775	$27,080	$213	$(5)	$27,288
Corporate securities	187,763	3,137	(28)	190,872	165,720	581	(940)	165,361
State and municipal securities	320,699	11,095	(22)	331,772	333,955	11,628	(31)	345,552
Cost method investments and equity securities	7,862	—	—	7,862	9,751	312	(170)	9,893
Reserve Primary fund	—	—	—	—	2,444	—	—	2,444
Life insurance contracts	14,241	—	—	14,241	14,650	—	—	14,650
Asset backed securities	12,840	267	—	13,107	19,934	61	—	19,995
Total	$572,616	$15,063	$(50)	$587,629	$573,534	$12,795	$(1,146)	$585,183

The Company’s investments are classified as available for sale with the exception of life insurance contracts and certain cost method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities rated A or higher.  Additionally, the Company limits the size of investment in any single issuer.

The Company monitors investments for other than temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  Based on management’s intent and ability to hold these investments until their anticipated recovery, no other than temporary impairment has been recorded.  Investments in a gross unrealized loss position are as follows:

	June 30, 2010				December 31, 2009
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$(5)	$785	$—	$—
Corporate securities	(28)	8,289	—	—	(901)	99,418	(39)	892
State and municipal securities	(22)	2,002	—	—	(31)	9,683	—	—
Equity securities	—	—	—	—	(84)	527	(86)	629
Total	$(50)	$10,291	$—	$—	$(1,021)	$110,413	$(125)	$1,521

The contractual maturities of short-term and long-term investments and restricted deposits as of June 30, 2010, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$29,542	$29,660	$19,747	$19,778
One year through five years	476,481	491,248	738	792
Five years through ten years	26,917	26,940	—	—
Greater than ten years	19,191	19,211	—	—
Total	$552,131	$567,059	$20,485	$20,570

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2009, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$39,230	$39,554	$17,737	$17,758
One year through five years	456,041	467,112	2,311	2,374
Five years through ten years	28,597	28,780	—	—
Greater than ten years	29,618	29,605	—	—
Total	$553,486	$565,051	$20,048	$20,132

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

The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains	$683	$173	$3,717	$553
Losses	(245)	(164)	(245)	(983)

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

7. Fair Value Measurements

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

The following table summarizes fair value measurements by level at June 30, 2010, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$264,723		―		―	$264,723

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,592		$3,312	$	―	$21,904
Corporate securities	―		177,221		―	177,221
State and municipal securities	―		331,773		―	331,773
Asset backed securities	―		13,107		―	13,107
Total investments	$18,592		$525,413	$	―	$544,005

Restricted deposits available for sale:
Cash and cash equivalents	$6,294	$	―	$	―	$6,294
Certificates of deposit	6,404		―		―	6,404
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,872		―		―	7,872
Total restricted deposits	$20,570	$	―	$	―	$20,570

Total assets at fair value	$303,885		$525,413	$	―	$829,298

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

The Company periodically transfers U.S. Treasury securities between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  We designate these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $23,054 and $23,601 as of June 30, 2010, and December 31, 2009, respectively.

8. Debt

Debt consists of the following:
	June 30, 2010	December 31, 2009
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	―	84,000
Joint venture construction loan	61,719	32,559
Mortgage note payable	9,700	9,900
Capital leases and other	6,380	6,272
Total debt	252,799	307,731
Less current maturities	(771)	(646)
Long-term debt	$252,028	$307,085

During the first quarter of 2010, the Company completed the sale of 5.75 million shares of common stock for $19.25 per share.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit agreement ($84,000 as of December 31, 2009).

9. Income Taxes

Excluding the effects of noncontrolling interests, the effective tax rate for the three months ended June 30, 2010 would be 42.9% compared to 36.3% in 2009, and the effective tax rate for the six months ended June 30, 2010 would be 40.9% compared to 36.4% in 2009.  The increase in the effective tax rate was primarily driven by recently enacted legislation in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  As a result of the new legislation, the Company is unable to realize any future tax benefit from deferred tax assets recorded related to Georgia state net operating loss carry forwards.  Accordingly, a deferred tax asset of $1.7 million, or approximately $0.03 per share, was written off during the second quarter.

10. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings (loss) attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of tax	$22,999	$20,715	$43,081	$39,622
Discontinued operations, net of tax	(226)	(485)	3,694	(934)
Net earnings	$22,773	$20,230	$46,775	$38,688
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	49,135,552	43,001,157	48,203,312	43,034,390
Common stock equivalents (as determined by applying the treasury stock method)	1,730,766	1,241,182	1,603,772	1,205,681
Weighted average number of common shares and potential dilutive common shares outstanding	50,866,318	44,242,339	49,807,084	44,240,071

Net earnings (loss) per share attributable to Centene Corporation common stockholders:
Basic:
Continuing operations	$0.46	$0.48	$0.89	$0.92
Discontinued operations	―	(0.01)	0.08	(0.02)
Earnings per common share	$0.46	$0.47	$0.97	$0.90

Diluted:
Continuing operations	$0.45	$0.47	$0.86	$0.90
Discontinued operations	―	(0.01)	0.08	(0.02)
Earnings per common share	$0.45	$0.46	$0.94	$0.88

The calculation of diluted earnings per common share for the three and six months ended June 30, 2010 excludes the impact of 1,913,073 and 1,864,028 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.  The calculation of diluted earnings per common share for the three and six months ended June 30, 2009 excludes the impact of 2,538,599 and 2,537,990 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

11. Stockholders’ Equity

During the first quarter of 2010, the Company completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the additional shares were approximately $104,500.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit loan facility ($84,000 as of December 31, 2009).  The Company has used the remaining proceeds to fund our acquisition in South Carolina as well as capital expenditures.

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and the Company reserves the right to discontinue the repurchase program at any time.  The Company has not made any repurchases under this plan during 2010.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy personal tax withholding obligations.  During the six months ended June 30, 2010, the Company purchased 30,026 vested shares from employees at an aggregate cost of $568.  These shares are included in the Company’s treasury stock.

12. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  The Specialty Services segment consists of Centene’s specialty companies which offer products for behavioral health, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management.  The health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

Segment information for the three months ended June 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$900,463	$150,147	$—	$1,050,610
Revenue from internal customers	15,101	122,963	(138,064)	—
Total premium and service revenues	$915,564	$273,110	$(138,064)	$1,050,610

Earnings from operations	$28,043	$13,666	$—	$41,709

Segment information for the three months ended June 30, 2009 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$815,790	$115,499	$—	$931,289
Revenue from internal customers	16,450	132,096	(148,546)	—
Total premium and service revenues	$832,240	$247,595	$(148,546)	$931,289

Earnings from operations	$21,347	$10,088	$—	$31,435

Segment information for the six months ended June 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,780,442	$292,390	$—	$2,072,832
Revenue from internal customers	30,227	247,949	(278,176)	—
Total premium and service revenues	$1,810,669	$540,339	$(278,176)	$2,072,832

Earnings from operations	$46,743	$24,577	$—	$71,320

Segment information for the six months ended June 30, 2009 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$1,611,692	$228,452	$—	$1,840,144
Revenue from internal customers	32,124	266,172	(298,296)	—
Total premium and service revenues	$1,643,816	$494,624	$(298,296)	$1,840,144

Earnings from operations	$38,090	$24,257	$—	$62,347

13. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains (losses) on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$24,502	$19,419	$48,752	$38,664

Reclassification adjustment, net of tax	323	(76)	135	(138)
Change in unrealized gains on investments, net of tax	1,874	21	1,917	2,067
Total change	2,197	(55)	2,052	1,929

Comprehensive earnings	26,699	19,364	50,804	40,593
Comprehensive earnings (losses) attributable to the noncontrolling interests	1,729	(811)	1,977	(24)
Comprehensive earnings attributable to Centene Corporation	$24,970	$20,175	$48,827	$40,617

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.  The discussion contains forward-looking statements that involve both known and unknown risks and uncertainties, including those set forth under Part II, Item 1A. “Risk Factors” of this Form 10-Q.

OVERVIEW

We are a multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  Our health plans in Florida, Georgia, Indiana, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  Our Specialty Services segment offers products for behavioral health, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

Our financial performance for the second quarter of 2010 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,531,800.
—	Premium and service revenues of $1.051 billion.
—	Health Benefits Ratio of 83.8%.
—	General and Administrative expense ratio of 12.7%.
—	Diluted net earnings per share of $0.45.
—	Total operating cash flow of $(59.8) million.

We completed the sale of certain assets of University Health Plans, Inc., or UHP, our New Jersey health plan, during the first quarter of 2010.  The results of operations for UHP are classified as discontinued operations for all periods presented.  Unless specifically noted, these discussions are in the context of continuing operations and, therefore, exclude UHP.

The following items contributed to our revenue and membership growth over the last year:

—	In June 2010, we completed the acquisition of certain assets of Carolina Crescent Health Plan. We now serve 92,600 at-risk members in South Carolina as of June 30, 2010.
—
In July 2009, we began operating in Massachusetts to manage healthcare services for members under the state’s Commonwealth Care program and in October 2009 under the Commonwealth Care Bridge program.  At June 30, 2010, we served 30,100 members operating as CeltiCare Health Plan of Massachusetts.

—
In February 2009, we began converting non-risk managed care membership in Florida from Access Health Solutions LLC, or Access, to our subsidiary, Sunshine State Health Plan on an at-risk basis.  Additionally, we also completed an acquisition of certain assets in Florida, adding to our membership.  At June 30, 2010, we served 113,100 members on an at-risk basis while Access served 46,800 members on a non-risk basis.

We expect our revenue and membership base to continue to grow in 2010 and beyond.  We expect the following items to contribute to our growth potential:

—
The impact of a full year of our health plan in Massachusetts, continued membership conversion in Florida, the acquisition in South Carolina and the full year impact in 2010 of membership growth experienced during 2009.

—
In November 2009, we were selected to provide managed care services in Mississippi to Medicaid recipients through the Mississippi Coordinated Access Network (MississippiCan) program.  We are working with the State and currently expect a fourth quarter 2010 start date.

—
In March 2010, our specialty company, Cenpatico Behavioral Health, was awarded its existing service areas and was also awarded an expanded contract by the Arizona Department of Health Services to manage behavioral healthcare services for an additional four counties including Santa Cruz, Greenlee, Graham and Cochise.  The expanded contract is subject to the resolution of an outstanding appeal by the current incumbent.

—
In May 2010, our Texas health plan was awarded a new ABD contract in the Dallas service area subject to execution of a final contract.  The new contract is expected to commence during the first quarter of 2011.

—
In June 2010, our Indiana health plan was selected to negotiate a statewide managed care contract effective January 1, 2011. Upon successful execution of the contract, we will continue to serve Hoosier Healthwise members and begin serving Healthy Indiana Plan members.

—	In July 2010, we closed on the acquisition of certain assets of NovaSys Health, LLC, a leading third party administrator in Arkansas that will complement our existing Celtic business.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted.  We are currently evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2010.  The Acts contain provisions we expect will have a significant effect on our business in coming years including expanding Medicaid eligibility beginning in 2014 to recipients with incomes below 133% of the federal poverty level, retaining the CHIP program in its current form, and requiring state-based Exchanges similar to our experience in Massachusetts in the future.  The Acts allow States to receive the same level of rebates from pharmaceutical companies whether or not the States participate in managed care.  The Acts also impose an excise tax on health insurers beginning in 2014 based upon relative market share.

MEMBERSHIP

From June 30, 2009, to June 30, 2010, we increased our at-risk managed care membership by 18.8%.  The following table sets forth our membership by state for our managed care organizations:

	June 30,		December 31,
	2010	2009	2009
Arizona	19,300	16,200	18,100
Florida	113,100	22,300	102,600
Georgia	295,600	292,800	309,700
Indiana	212,700	196,100	208,100
Massachusetts	30,100	—	27,800
Ohio	159,300	141,200	150,800
South Carolina	92,600	46,000	48,600
Texas	475,500	443,200	455,100
Wisconsin	133,600	131,200	134,800
Total at-risk membership	1,531,800	1,289,000	1,455,600
Non-risk membership	50,900	114,000	63,700
Total	1,582,700	1,403,000	1,519,300

The following table sets forth our membership by line of business:

	June 30,		December 31,
	2010	2009	2009
Medicaid	1,135,500	958,600	1,081,400
CHIP & Foster Care	272,400	261,400	263,600
ABD & Medicare	93,800	69,000	82,800
Other State programs	30,100	—	27,800
Total at-risk membership	1,531,800	1,289,000	1,455,600
Non-risk membership	50,900	114,000	63,700
Total	1,582,700	1,403,000	1,519,300

The following table provides supplemental information of other membership categories:

	June 30,		December 31,
	2010	2009	2009
Cenpatico Behavioral Health:
Arizona	119,700	110,500	120,100
Kansas	39,100	41,100	41,400
Bridgeway:
Long-term Care	2,800	2,400	2,600

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2010 and 2009, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, is as follows ($ in millions):

	Three Months Ended June 30,			Six months Ended June 30,
	2010	2009	% Change 2009-2010	2010	2009	% Change 2009-2010
Premium	$1,025.9	$909.7	12.8%	$2,025.2	$1,794.7	12.8%
Service	24.7	21.6	14.3%	47.6	45.4	4.7%
Total premium and service revenues	1,050.6	931.3	12.8%	2,072.8	1,840.1	12.6%
Premium tax	26.2	108.2	(75.8)%	72.7	131.8	(44.9)%
Total revenues	1,076.8	1,039.5	3.6%	2,145.5	1,971.9	8.8%
Medical costs	859.3	755.7	13.7%	1,699.0	1,495.1	13.6%
Cost of services	15.7	14.6	7.9%	32.9	30.5	7.7%
General and administrative expenses	133.5	129.2	3.3%	269.0	251.5	6.9%
Premium tax expense	26.6	108.5	(75.5)%	73.3	132.5	(44.7)%
Earnings from operations	41.7	31.5	32.7%	71.3	62.3	14.4%
Investment and other income, net	0.3	0.2	5.8%	3.5	(0.1)	― %
Earnings from continuing operations, before income tax expense	42.0	31.7	32.5%	74.8	62.2	20.3%
Income tax expense	17.3	11.8	46.4%	29.7	22.6	31.6%
Earnings from continuing operations, net of income tax expense	24.7	19.9	24.2%	45.1	39.6	13.8%
Discontinued operations, net of income tax (benefit) expense of $(0.1), $(0.2), $4.4 and $(0.4) respectively	(0.2)	(0.5)	(53.4)%	3.7	(0.9)	(495.5)%
Net earnings	24.5	19.4	26.2%	48.8	38.7	26.1%
Noncontrolling interest (loss)	1.7	(0.8)	(313.2)%	2.0	―	― %
Net earnings attributable to Centene Corporation	$22.8	$20.2	12.6%	$46.8	$38.7	20.9%

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$23.0	$20.7	11.0%	$43.1	$39.6	8.7%
Discontinued operations, net of income tax (benefit) expense	(0.2)	(0.5)	(53.4)%	3.7	(0.9)	(495.5)%
Net earnings	$22.8	$20.2	12.6%	$46.8	$38.7	20.9%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.45	$0.47	(4.3)%	$0.86	$0.90	(4.4)%
Discontinued operations	―	(0.01)	(100.0)%	0.08	(0.02)	(500.0)%
Total diluted earnings per common share	$0.45	$0.46	(2.2)%	$0.94	$0.88	6.8%

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenues and Revenue Recognition

Premium and service revenues increased 12.8% in the three months ended June 30, 2010 over the corresponding period in 2009 as a result of membership growth in all our states.  This increase was moderated by the removal of pharmacy services in two states beginning in 2010.  These pharmacy carve outs had the effect of reducing 2010 second quarter revenue by approximately $48 million.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  In 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  For the three months ended June 30, 2010 and 2009, this pass-through totaled $9.1 million and $84.7 million, respectively, and increased our premium tax revenue and expense.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The HBR represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our external membership by member category:

	Three Months Ended June 30,
	2010	2009
Medicaid and CHIP	83.4%	83.7%
ABD and Medicare	86.5	82.6
Specialty Services	81.7	79.8
Total	83.8	83.1

The consolidated HBR for the three months ended June 30, 2010, of 83.8% was an increase of 0.7% over the comparable period in 2009.  A reconciliation of the change in HBR from the prior year is presented below:

Second Quarter 2009	83.1%
New markets reserved at higher rates	0.6
Net changes in existing markets	0.1
Second Quarter 2010	83.8%
General and Administrative Expenses

General and administrative expenses, or G&A, increased by $4.2 million in the three months ended June 30, 2010 compared to the corresponding period in 2009.  This was primarily due to expenses for additional staff and facilities to support our growth, especially in our new market in Massachusetts and to support membership growth in Florida.

The consolidated G&A expense ratio for the three months ended June 30, 2010 and 2009 was 12.7%, and 13.9%, respectively.  The decrease in the ratio in 2010 primarily reflects the leveraging of our expenses over higher revenues.

Other Income (Expense)

The following table summarizes the components of investment and other income, net ($ in millions):

	Three Months Ended June 30,
	2010	2009
Investment income	$4.2	$4.4
Interest expense	(3.9)	(4.2)
Other income, net	$0.3	$0.2

The decrease in investment income in 2010 reflects decreased investment balances. Interest expense declined reflecting the reduction in debt outstanding.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended June 30, 2010 would be 42.9% compared to 36.3% in the corresponding period in 2009.  The increase in the effective tax rate was primarily driven by recently enacted legislation in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  As a result of the new legislation, we are unable to realize any future tax benefit from deferred tax assets recorded related to Georgia state net operating loss carry forwards.  Accordingly, a deferred tax asset of $1.7 million, or approximately $0.03 per share, was written off during the second quarter.

Discontinued Operations

Pre-tax losses related to discontinued operations (consisting solely of the New Jersey health plan operations) were $0.3 million in the three months ended June 30, 2010, compared to a pre-tax loss of $0.7 million in the comparable period of 2009.  The total revenue associated with UHP included in results from discontinued operations was zero and $35.1 million for the three months ended June 30, 2010 and 2009, respectively.

We anticipate future costs to wind down operations for UHP and remaining claims payments to be minimal.  Regulatory capital will be returned over the next 12 months after receiving regulatory approval.  It is currently estimated that statutory capital to be transferred to unregulated cash of the Company will be approximately $10 million.

Segment Results

The following table summarizes our operating results by segment (in millions):

	Three Months Ended June 30,
	2010	2009	% Change 2009-2010
Premium and Service Revenues
Medicaid Managed Care	$915.6	$832.2	10.0%
Specialty Services	273.1	247.6	10.3%
Eliminations	(138.1)	(148.5)	(7.1)%
Consolidated Total	$1,050.6	$931.3	12.8%

Earnings from Operations
Medicaid Managed Care	$28.0	$21.3	31.4%
Specialty Services	13.7	10.1	35.5%
Consolidated Total	$41.7	$31.4	32.7%

Medicaid Managed Care

Premium and service revenues increased 10.0% in the three months ended June 30, 2010 over the corresponding period in 2009 due to membership growth in our states.  Earnings from operations increased 31.4% in the three months ended June 30, 2010 from the corresponding period in 2009 reflecting the overall growth in our membership and leveraging of our general and administrative expense.

Specialty Services

Premium and service revenues increased 10.3% in the three months ended June 30, 2010, compared to the corresponding period in 2009 primarily due to the commencement of our new health plan in Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations increased 35.5% in the three months ended June 30, 2010 from the corresponding period in 2009 reflecting the previously mentioned Medicaid growth as well as leveraging of our general and administrative expenses over higher revenues.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Revenues and Revenue Recognition

Premium and service revenues increased 12.6% in the six months ended June 30, 2010 over the corresponding period in 2009 as a result of membership growth in all our states.  This increase was moderated by the removal of pharmacy services in two states beginning in 2010.  These pharmacy carve outs had the effect of reducing revenue by approximately $83 million during the first six months of 2010.

The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In the six months ended June 30, 2010, we received premium rate adjustments in certain markets which yielded a net 0.1% composite decrease across all of our markets.  Based upon known rate adjustments and preliminary discussions with our states that finalize rates in the second half of the year, we currently estimate our 2010 composite premium rate increase to be between 1% and 3%.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  In 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  For the six months ended June 30, 2010 and 2009, this pass-through totaled $37.8 million and $84.7 million, respectively, and increased our premium tax revenue and expense.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The HBR represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our external membership by member category:

	Six Months Ended June 30,
	2010	2009
Medicaid and CHIP	84.5%	84.2%
ABD and Medicare	83.4	82.0
Specialty Services	81.2	79.0
Total	83.9	83.3

The consolidated HBR for the six months ended June 30, 2010 of 83.9% was an increase of 0.6% over the comparable period in 2009.  A reconciliation of the change in HBR from the prior year is presented below:

Six months ended June 30, 2009	83.3%
New markets reserved at higher rates	0.8
Improvements in existing markets	(0.2)
Six months ended June 30, 2010	83.9%

General and Administrative Expenses

G&A increased by $17.5 million in the six months ended June 30, 2010 compared to the corresponding period in 2009.  This was primarily due to expenses for additional staff and facilities to support our growth, especially in our new market in Massachusetts and to support membership growth in Florida.  Additionally, G&A expenses in the first quarter of 2010 included a $4.6 million increase in contributions to our charitable foundation, $3.0 million of which was funded by the gain on the Reserve Primary fund distribution recorded as Other Income.

The consolidated G&A expense ratio for the six months ended June 30, 2010 and 2009 was 13.0%, and 13.7%, respectively.  The decrease in the ratio in 2010 primarily reflects the leveraging of our expenses over higher revenues, partially offset by the increased charitable donations.

Other Income (Expense)

The following table summarizes the components of investment and other income, net ($ in millions):

	Six Months Ended June 30,
	2010	2009
Investment income	$8.2	$8.0
Gain on Reserve Primary Fund distributions	3.0	―
Interest expense	(7.7)	(8.1)
Other income (expense), net	$3.5	$(0.1)

The increase in investment income in 2010 reflects increased investment balances during the first quarter of 2010.  In January 2010, the Company received distributions from the Reserve Primary Fund of $5.4 million resulting in a gain of $3.0 million being recorded for the distributions received in excess of our adjusted basis.

Interest expense declined reflecting the reduction in debt outstanding.  We expect our interest expense to increase during the second half of 2010 as a result of borrowings on the construction loan associated with the real estate development to include our corporate headquarters.  The real estate development will be placed in service in the third quarter of 2010 and accordingly we will cease capitalizing interest on the project.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the six months ended June 30, 2010 would be 40.9% compared to 36.4% in the corresponding period in 2009.  The increase in the effective tax rate was primarily driven by recently enacted legislation in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  As a result of the new legislation, we are unable to realize any future tax benefit from deferred tax assets recorded related to Georgia state net operating loss carry forwards.  Accordingly, a deferred tax asset of $1.7 million, or approximately $0.03 per share, was written off during the second quarter.

Discontinued Operations

Pre-tax earnings related to discontinued operations (consisting solely of the New Jersey health plan operations) were $8.0 million in the six months ended June 30, 2010 compared to a pre-tax loss of $1.3 million in the comparable period of 2009.  As a result of the sale of certain assets of the New Jersey operations in March 2010, we recognized a pre-tax gain of $8.2 million, which was $3.9 million after tax, or $0.08 per diluted share.  Additionally, we recognized $1.2 million of restructuring costs associated with the exit primarily due to lease termination costs and employee retention programs.  The total revenue associated with UHP included in results from discontinued operations was $22.0 million and $72.1 million for the six months ended June 30, 2010 and 2009, respectively.

We anticipate future costs to wind down operations for UHP and remaining claims payments to be minimal.  Regulatory capital will be returned over the next 12 months after receiving regulatory approval.  It is currently estimated that statutory capital to be transferred to unregulated cash of the Company will be approximately $10 million.

Segment Results

The following table summarizes our operating results by segment (in millions):

	Six Months Ended June 30,
	2010	2009	% Change 2009-2010
Premium and Service Revenues
Medicaid Managed Care	$1,810.7	$1,643.8	10.2%
Specialty Services	540.3	494.6	9.2%
Eliminations	(278.2)	(298.3)	(6.7)%
Consolidated Total	$2,072.8	$1,840.1	12.6%

Earnings from Operations
Medicaid Managed Care	$46.7	$38.1	22.7%
Specialty Services	24.6	24.2	1.3%
Consolidated Total	$71.3	$62.3	14.4%

Medicaid Managed Care

Premium and service revenues increased 10.2% in the six months ended June 30, 2010 over the corresponding period in 2009 due to membership growth in our states.  Earnings from operations increased 22.7% in the six months ended June 30, 2010 from the corresponding period in 2009 reflecting the overall growth in our membership and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 9.2% in the six months ended June 30, 2010 compared to the corresponding period in 2009 primarily due to the commencement of our new health plan in Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations increased 1.3% in the six months ended June 30, 2010 from the corresponding period in 2009 reflecting the previously mentioned Medicaid growth, partially offset by the effect of pharmacy carve outs in two states and a higher HBR in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the six months ended June 30, 2010 and 2009, used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(98.3)	$62.1
Net cash used in investing activities	(86.0)	(75.2)
Net cash provided by financing activities	46.1	18.5
Net (decrease) increase in cash and cash equivalents	$(138.2)	$5.4

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities used cash of $98.3 million in the six months ended June 30, 2010, compared to providing cash of $62.1 million in the comparable period in 2009.  Cash flows from operations in the six months ended June 30, 2010, were negatively impacted by the timing of receipt of monthly premium payments as follows:

•
An $86.0 million decrease in unearned revenue from December 31, 2009.  Florida, Ohio and South Carolina’s January 2010 capitation payments were received in December 2009.  As a result, we have received five payments from these states in the six months ended June 30, 2010.

•
A $57.7 million increase in premium and related receivables from December 31, 2009.  We received Georgia and Wisconsin’s June capitation payments in July.  Accordingly, we received only five payments from Georgia and Wisconsin in the six months ended June 30, 2010.

We expect our cash flow provided by operating activities to improve during the second half of 2010 as our States return to a more normal payment cycle, however the States in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

Investing activities used cash of $86.0 million in the six months ended June 30, 2010 compared to $75.2 million in the comparable period in 2009.  Cash flows used in investing activities in 2010 primarily consisted of additions to the investment portfolios of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of June 30, 2010, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.7 years. These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances ($ in millions):
	June 30, 2010	December 31, 2009

Cash, cash equivalents and short-term investments	$294.4	$440.5
Long-term investments	537.4	525.5
Restricted deposits	20.6	20.1
Total cash, investments and restricted deposits	$852.4	$986.1

Unregulated cash and investments	$39.4	$36.2
Regulated cash, investments and restricted deposits	813.0	949.9
Consolidated Total	$852.4	$986.1

Regulated cash and investments from discontinued operations1	$10.9	$24.9
________________________
1 The regulated cash and investments will be transferred to our unregulated cash upon regulatory approval.

We spent $63.6 million and $29.8 million in the six months ended June 30, 2010 and 2009, respectively, on capital expenditures.  Exclusive of our real estate development discussed below, we anticipate spending an additional $27.0 million on capital expenditures in 2010 primarily associated with system enhancements and market expansions.

During the second quarter of 2009, we executed an agreement as a joint venture partner in an entity that will develop property adjoining our corporate office, which is necessary to accommodate our growing business.  For the six months ended June 30, 2010 and 2009 we had capital expenditures of $46.9 million and $14.7 million, respectively, for costs associated with the real estate development.  The development is expected to be complete in 2010 and we anticipate spending an additional $70.0 million on capital expenditures related to the construction in 2010.

The joint venture maintains a $95.0 million construction loan associated with the development.  The construction loan is due June 1, 2011, and may be extended at our option for two additional one year terms.  As of June 30, 2010, there was $61.7 million outstanding under the construction loan.

Our financing activities provided cash of $46.1 million in the six months ended June 30, 2010, and $18.5 million in the corresponding period in 2009.  During 2010, our financing activities primarily related to proceeds from our stock offering and resulting payoff of our revolving credit facility discussed below, as well as borrowings for the construction of the real estate development discussed above.

During the first quarter of 2010, we completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the shares were approximately $104.5 million.  A portion of the net proceeds were used to repay the outstanding indebtedness under our $300 million revolving credit loan facility ($84.0 million as of December 31, 2009).  The remaining net proceeds have been used to fund our acquisition in South Carolina as well as capital expenditures.

At June 30, 2010, we had working capital, defined as current assets less current liabilities, of $(91.0) million, compared to $(99.8) million at December 31, 2009.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative at June 30, 2010 and December 31, 2009 due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At June 30, 2010, the debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 24.5%, compared to 33.2% at December 31, 2009.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement expires in September 2011.  As of June 30, 2010, we had no borrowings outstanding under the agreement and $42.0 million in letters of credit outstanding, leaving availability of $258.0 million.  As of June 30, 2010, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7.25% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of June 30, 2010, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to 4.0 million shares of common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during the six months ended June 30, 2010.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility and construction loan will be sufficient to finance our general operations, our acquisition of NovaSys Health, LLC, and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2010, our subsidiaries, including UHP, had aggregate statutory capital and surplus of approximately $510 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $280 million and we estimate our Risk Based Capital, or RBC, percentage to be approximately 360% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2010, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of June 30, 2010, we had short-term investments of $29.7 million and long-term investments of $558.0 million, including restricted deposits of $20.6 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2010, the fair value of our fixed income investments would decrease by approximately $14.8 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted. The Acts permit states to expand Medicaid to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning April 1, 2010 and requires this expansion by January 1, 2014. Additional federal funds will be provided to states in 2014, but the amount of the federal support decreases each year. We cannot predict when the states will make these expansions. Further, because the states have to pay for a portion of the care, states may reduce our rates in order to afford the additional beneficiaries.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between August 31, 2010 and August 31, 2013. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded the Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we will transition the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Certain states have enacted regulations which require us to maintain a minimum health benefits ratio, or establish limits on our profitability. Other states require us to meet certain performance and quality metrics in order to receive our full contractual revenue. In certain circumstances, our plans may be required to pay a rebate to the state in the event profits exceed established levels. These regulatory requirements, changes in these requirements or the adoption of similar requirements by other regulators may limit our ability to increase our overall profits as a percentage of revenues. Most states, including but not limited to Georgia, Indiana, Texas and Wisconsin have implemented prompt-payment laws and many states are enforcing penalty provisions for failure to pay claims in a timely manner. Failure to meet these requirements can result in financial fines and penalties. In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low. Any of these regulatory actions could harm our financial position, results of operations or cash flows. Certain states also impose marketing restrictions on us which may constrain our membership growth and our ability to increase our revenues.

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

Many aspects of our business are affected by government laws and regulations. The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations. The costs of any such future compliance efforts could have a material adverse effect on our business. We have already expended significant time, effort and financial resources to comply with the privacy and security requirements of HIPAA and will have to expend additional time and financial resources to comply with the HIPAA provisions contained in the American Recovery and Reinvestment Act of 2009 and the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act. We cannot predict whether states will enact stricter laws governing the privacy and security of electronic health information. If any new requirements are enacted at the state or federal level, compliance would likely require additional expenditures and management time.

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

The recently enacted health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted.  This legislation provides comprehensive changes to the U.S. health care system, which will be phased in at various stages over the next eight years.  Among other things, by January 1, 2014, states will be required to expand their Medicaid programs to provide eligibility to nearly all people under age 65 with income below 133 percent of the federal poverty line. As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, will be made eligible for Medicaid.  States were permitted to begin such expansions on April 1, 2010.

The legislation also imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessment may not be deductible for income tax purposes.  If this federal premium tax is imposed as enacted, and if the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

In addition, there are numerous outstanding steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations.  Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. Although we believe the legislation may provide us with significant opportunities to grow our business, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse affect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

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

Receipt of inadequate or significantly delayed premiums would negatively affect our revenues, profitability or cash flows.

Our premium revenues consist of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to the hospitals without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs, our cash flows or earnings could be negatively impacted.

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

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

As of June 30, 2010, we had $294.4 million in cash, cash equivalents and short-term investments and $558.0 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operations , liquidity or financial condition.

As of June 30, 2010, we had $331.8 million of investments in state and municipal securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. Additionally, the number of individuals eligible for Medicaid managed care will likely increase as a result of the recent health care reform legislation.  We cannot predict the impact of changes in the United States economic environment or other economic or political events, including acts of terrorism or related military action, on federal or state funding of healthcare programs or on the size of the population eligible for the programs we operate. If federal or state funding decreases or remains unchanged while our membership increases, our results of operations will suffer.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities 1 Second Quarter 2010
Period	Total Number of Shares Purchased 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2010	1,603	$24.82	—	1,667,724
May 1 – May 31, 2010	1,276	21.77	—	1,667,724
June 1 – June 30, 2010	891	22.93	—	1,667,724
Total	3,770	$23.34	—	1,667,724

(1) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.
(2) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Notice of renewal for fiscal year 2011 between Peach State Health Plan, Inc. and Georgia Department of Community Health.

10.21	Amendment O (Version 1.15) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.3
Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010 (File No. 001-31826)).

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12	XBRL Taxonomy Instance Document.

101.22	XBRL Taxonomy Extension Schema Document.

101.32	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42	XBRL Taxonomy Extension Definition Linkbase Document.

101.52	XBRL Taxonomy Extension Label Linkbase Document.

101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

1 The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

2 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 27, 2010.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)