Form 10-Q
period 2010-09-30
CENTENE CORP
filed 2010-10-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-31826

CENTENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	42-1406317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7700 Forsyth Boulevard
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
  Yes  ☐    No  ☒

As of October 15, 2010, the registrant had 51,724,423 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents of continuing operations, including $5,389 and $8,667, respectively, from consolidated variable interest entities	$397,519	$400,951
Cash and cash equivalents of discontinued operations	147	2,801
Total cash and cash equivalents	397,666	403,752
Premium and related receivables, net of allowance for uncollectible accounts of $1,336 and $1,338, respectively, including $3,208 and $11,313, respectively, from consolidated variable interest entities	182,379	103,456
Short-term investments, at fair value (amortized cost $30,667 and $39,230, respectively)	30,857	39,554
Other current assets, including $2,023 and $4,507, respectively, from consolidated variable interest entities	63,408	64,866
Current assets of discontinued operations other than cash	1,678	4,506
Total current assets	675,988	616,134
Long-term investments, at fair value (amortized cost $463,877 and $514,256, respectively)	479,164	525,497
Restricted deposits, at fair value (amortized cost $20,527 and $20,048, respectively)	20,589	20,132
Property, software and equipment, net of accumulated depreciation of $127,969 and $103,883, respectively, including $138,008 and $89,219, respectively, from consolidated variable interest entities	311,195	230,421
Goodwill	247,757	224,587
Intangible assets, net	24,608	22,479
Other long-term assets, including $2,806 and $30, respectively, from consolidated variable interest entities	28,398	36,829
Long-term assets of discontinued operations	7,478	26,285
Total assets	$1,795,177	$1,702,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$457,085	$470,932
Accounts payable and accrued expenses, including $20,926 and $14,020, respectively, from consolidated variable interest entities	145,877	132,001
Unearned revenue	52,936	91,644
Current portion of long-term debt	663	646
Current liabilities of discontinued operations	4,531	20,685
Total current liabilities	661,092	715,908
Long-term debt	263,513	307,085
Other long-term liabilities	66,355	59,561
Long-term liabilities of discontinued operations	285	383
Total liabilities	991,245	1,082,937

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 51,716,723 issued and 49,265,875 outstanding at September 30, 2010, and 45,593,383 shares issued and 43,179,373 shares outstanding at December 31, 2009	52	46
Additional paid-in capital	400,213	281,806
Accumulated other comprehensive income:
Net unrealized gain on investments, net of tax	9,661	7,348
Retained earnings	428,344	358,907
Treasury stock, at cost (2,450,848 and 2,414,010 shares, respectively)	(47,976)	(47,262)
Total Centene Corporation stockholders’ equity	790,294	600,845
Noncontrolling interest	13,638	18,582
Total stockholders’ equity	803,932	619,427
Total liabilities and stockholders’ equity	$1,795,177	$1,702,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Premium	$1,060,559	$960,009	$3,085,802	$2,754,713
Service	20,954	27,300	68,543	72,740
Premium and service revenues	1,081,513	987,309	3,154,345	2,827,453
Premium tax	40,348	50,925	113,009	182,685
Total revenues	1,121,861	1,038,234	3,267,354	3,010,138
Expenses:
Medical costs	893,281	803,062	2,592,324	2,298,108
Cost of services	14,646	15,843	47,505	46,364
General and administrative expenses	132,095	130,024	401,072	381,524
Premium tax	41,591	51,295	114,885	183,785
Total operating expenses	1,081,613	1,000,224	3,155,786	2,909,781
Earnings from operations	40,248	38,010	111,568	100,357
Other income (expense):
Investment and other income	713	3,750	11,912	11,781
Interest expense	(4,858)	(4,064)	(12,540)	(12,210)
Earnings from continuing operations, before income tax expense	36,103	37,696	110,940	99,928
Income tax expense	13,163	12,426	42,942	35,060
Earnings from continuing operations, net of income tax expense	22,940	25,270	67,998	64,868
Discontinued operations, net of income tax expense (benefit) of $26, $(792), $4,376 and $(1,148), respectively	260	(1,460)	3,954	(2,394)
Net earnings	23,200	23,810	71,952	62,474
Noncontrolling interest	538	2,542	2,515	2,518
Net earnings attributable to Centene Corporation	$22,662	$21,268	$69,437	$59,956

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$22,402	$22,728	$65,483	$62,350
Discontinued operations, net of income tax expense (benefit)	260	(1,460)	3,954	(2,394)
Net earnings	$22,662	$21,268	$69,437	$59,956

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.46	$0.53	$1.35	$1.45
Discontinued operations	—	(0.04)	0.08	(0.06)
Earnings per common share	$0.46	$0.49	$1.43	$1.39
Diluted:
Continuing operations	$0.44	$0.51	$1.30	$1.41
Discontinued operations	—	(0.03)	0.08	(0.05)
Earnings per common share	$0.44	$0.48	$1.38	$1.36

Weighted average number of shares outstanding:
Basic	49,238,406	43,001,870	48,552,135	43,023,431
Diluted	50,938,357	44,291,604	50,192,190	44,247,153

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Nine Months Ended September 30, 2010

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427
Consolidation of Syncare LLC	—	—	—	—	—	—	—	(72)	(72)
Comprehensive Earnings:
Net earnings	—	—	—	—	69,437	—	—	2,515	71,952
Change in unrealized investment gain, net of $1,261 tax	—	—	—	2,313	—	—	—	—	2,313
Total comprehensive earnings									74,265
Common stock issued for stock offering	5,750,000	6	104,528	—	—	—	—	—	104,534
Common stock issued for employee benefit plans	373,340	—	3,032	—	—	—	—	—	3,032
Common stock repurchases	—	—	—	—	—	36,838	(714)	—	(714)
Issuance of stock warrants	—	—	296	—	—	—	—	—	296
Stock compensation expense	—	—	10,224	—	—	—	—	—	10,224
Excess tax benefits from stock compensation	—	—	327	—	—	—	—	—	327
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7,387)	(7,387)
Balance, September 30, 2010	51,716,723	$52	$400,213	$9,661	$428,344	2,450,848	$(47,976)	$13,638	$803,932

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$71,952	$62,474
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	38,620	30,800
Stock compensation expense	10,224	11,428
(Gain) loss on sale of investments, net	(6,331)	261
(Gain) on sale of UHP	(8,201)	―
Impairment of investment	5,531	―
Deferred income taxes	7,012	4,516
Changes in assets and liabilities:
Premium and related receivables	(68,125)	(381)
Other current assets	(2,932)	(2,595)
Other assets	(990)	(593)
Medical claims liabilities	(29,304)	31,612
Unearned revenue	(38,708)	54,725
Accounts payable and accrued expenses	(3,174)	(17,656)
Other operating activities	(1,267)	2,386
Net cash (used in) provided by operating activities	(25,693)	176,977
Cash flows from investing activities:
Capital expenditures	(91,960)	(42,696)
Purchases of investments	(382,730)	(647,086)
Proceeds from asset sales	13,420	―
Sales and maturities of investments	452,128	546,640
Investments in acquisitions, net of cash acquired	(26,847)	(31,533)
Net cash used in investing activities	(35,989)	(174,675)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,394	1,717
Proceeds from borrowings	53,812	468,500
Proceeds from stock offering	104,534	―
Payment of long-term debt	(97,467)	(456,059)
Distributions (to) from noncontrolling interest	(7,387)	4,324
Excess tax benefits from stock compensation	424	43
Common stock repurchases	(714)	(5,539)
Debt issuance costs	―	(405)
Net cash provided by financing activities	55,596	12,581
Net (decrease) increase in cash and cash equivalents	(6,086)	14,883
Cash and cash equivalents, beginning of period	403,752	379,099
Cash and cash equivalents, end of period	$397,666	$393,982

Supplemental disclosures of cash flow information:
Interest paid	$9,501	$8,556
Income taxes paid	$44,407	$43,308

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$306	$5,491
Capital expenditures	$15,291	$10,106

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

  1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2009 filed on Form 10-K on February 22, 2010.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2009 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

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

3. Discontinued Operations: University Health Plans, Inc.

In March 2010, the Company completed the sale of certain assets of the New Jersey health plan, University Health Plans, Inc., or UHP, and recorded a pre-tax gain of $8,201.  Goodwill and intangible assets associated with the New Jersey operations disposed of as a part of the sale were $3,720.  The assets, liabilities and results of operations of UHP were classified as discontinued operations for all periods presented beginning in December 2008 and were previously reported in the Medicaid Managed Care segment.  The total revenue associated with UHP included in results from discontinued operations was zero and $37,170 for the three months ended September 30, 2010 and 2009, respectively.   The total revenue associated with UHP included in results from discontinued operations was $21,993 and $109,256 for the nine months ended September 30, 2010 and 2009, respectively.  UHP had statutory capital of approximately $7,000 at September 30, 2010, which will be transferred to unregulated cash upon receiving regulatory approval.

During the three and nine months ending September 30, 2010, the Company incurred additional exit costs related to lease termination costs and employee retention programs and made related payments.  In total, the Company has incurred exit costs totaling $5,032.  The change in the exit cost liability for UHP is summarized as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Employee Benefits	Lease Termination	Total	Employee Benefits	Lease Termination	Total
Beginning Balance	$1,392	$1,069	$2,461	$2,726	$267	$2,993
Incurred/(Adjustments)	(347)	(79)	(426)	(274)	1,056	782
Paid	(497)	—	(497)	(1,904)	(333)	(2,237)
Ending Balance	$548	$990	$1,538	$548	$990	$1,538

 4. Acquisitions

In June 2010, the Company acquired certain assets of Carolina Crescent Health Plan, South Carolina’s largest non-profit Medicaid managed care organization for $17,993 in total consideration.  The Company recorded an initial allocation of value that resulted in goodwill of $14,394 and other identifiable intangible assets of $3,599.  The Company allocated the total consideration to assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  During the quarter ended September 30, 2010, the Company adjusted the allocation of the total consideration to identifiable assets and liabilities which increased goodwill to $16,403 and decreased other identifiable intangible assets to $1,590.  The acquisition is recorded in the Medicaid Managed Care segment.

In July 2010, the Company acquired certain assets of NovaSys Health, LLC, a leading third party administrator in Arkansas and paid $4,330 in cash.  The Company performed an initial allocation of fair value that resulted in goodwill of $1,444 and other identifiable intangible assets of $3,050 that were recorded in the Specialty Services segment.

5. Variable Interest Entities

Centene Center, LLC

In June 2009, the Company executed an agreement as a 50% joint venture partner in a real estate development entity, Centene Center, LLC, or Centene Center, associated with the construction of a real estate development to include the Company’s corporate headquarters.  Centene Center is a variable interest entity, or VIE, and the Company concluded it was the primary beneficiary.  Accordingly, the Company’s consolidated financial statements include the accounts of Centene Center.  During the third quarter of 2010, the real estate development was put in service and began generating income and expense recorded as general and administrative expense on the Company’s consolidated statement of operations.

As part of financing the real estate development, Centene Center executed a $95,000 construction loan due June 1, 2011, which may be extended for two additional one year terms.  The Company and its development partner have guaranteed up to $65,000 each associated with this construction loan until substantial completion of the real estate development when the guarantee is reduced to 50% of the outstanding loan balance.  As of September 30, 2010, the development was substantially complete and $73,371 was outstanding under this loan.  Centene Center has capitalized $1,089 of interest in 2010.

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

Summary

The carrying amounts of the consolidated assets and liabilities related to the Company’s interests in Centene Center, Access and Syncare, are as follows:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$5,389	$8,667
Premium and related receivables	3,208	11,313
Other current assets	2,023	4,507
Property, software and equipment, net	138,008	89,219
Other long-term assets	2,806	30

Accounts payable and accrued expenses	$20,926	$14,020
Long-term debt	73,471	32,559

The assets of each VIE can only be used to settle obligations of each respective VIE.  With respect to the long-term debt balances, creditors have recourse to the Company only through the guarantees discussed above.

6. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	September 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,291	$678	$(9)	$29,960	$27,080	$213	$(5)	$27,288
Corporate securities	179,356	4,669	(3)	184,022	165,720	581	(940)	165,361
Municipal securities:
General obligation	110,413	4,806	—	115,219	141,039	6,249	(3)	147,285
Pre-refunded	33,862	1,023	—	34,885	39,928	950	(25)	40,853
Revenue	104,187	4,009	—	108,196	119,488	4,429	(3)	123,914
Variable rate demand notes	24,740	—	—	24,740	33,500	—	—	33,500
Asset backed securities	12,786	366	—	13,152	19,934	61	—	19,995
Reserve Primary fund	—	—	—	—	2,444	—	—	2,444
Cost method investments and equity securities	6,119	—	—	6,119	9,751	312	(170)	9,893
Life insurance contracts	14,317	—	—	14,317	14,650	—	—	14,650
Total	$515,071	$15,551	$(12)	$530,610	$573,534	$12,795	$(1,146)	$585,183

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer.  As of September 30, 2010, the Company had no single issue with a par value greater than $5,000.  As of September 30, 2010, 40% of the Company’s investments in securities that carry a rating by Moody’s or S&P were rated AAA or higher, 75% were rated AA- or higher, and 99% were rated A- or higher.  At September 30, 2010, the Company held certificates of deposit of $13,922, life insurance contracts of $14,317 and cost method invesments of $6,119 which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2010				December 31, 2009
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$(9)	$1,107	$—	$—	$(5)	$785	$—	$—
Corporate securities	(3)	4,849	—	—	(901)	99,418	(39)	892
Municipal securities:
General obligation	—	—	—	—	(3)	956	—	—
Pre-refunded	—	—	—	—	(25)	7,811	—	—
Revenue	—	—	—	—	(3)	916	—	—
Equity securities	—	—	—	—	(84)	527	(86)	629
Total	$(12)	$5,956	$—	$—	$(1,021)	$110,413	$(125)	$1,521

As of September 30, 2010, the gross unrealized losses were generated from seven positions out of a total of 340 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If the security meets this criterion, the decline in fair value is other-than-temporary and is recorded in earnings.

The contractual maturities of short-term and long-term investments and restricted deposits as of September 30, 2010 are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$30,667	$30,857	$19,250	$19,264
One year through five years	422,305	437,494	1,277	1,325
Five years through ten years	25,892	25,915	—	—
Greater than ten years	15,680	15,755	—	—
Total	$494,544	$510,021	$20,527	$20,589

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2009 are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$39,230	$39,554	$17,737	$17,758
One year through five years	456,041	467,112	2,311	2,374
Five years through ten years	28,597	28,780	—	—
Greater than ten years	29,618	29,605	—	—
Total	$553,486	$565,051	$20,048	$20,132

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset backed securities are included in the one year through five years category, equity securities and life insurance contracts are included in the five years through ten years category, and variable rate demand notes are included in the greater than ten years category.   The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains	$2,310	$297	$6,027	$850
Losses	(23)	(128)	(268)	(1,111)
Impairment of investment	(5,531)	—	(5,531)	—

The Company continuously monitors investments for other-than-temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  The Company recognizes an impairment loss for cost and equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  During the quarter ended September 30, 2010, the Company determined it had an other-than-temporary impairment of a cost method investment in a start-up company that provides software to automate the clinical, administrative, and technical components of care management programs.  As a result, the Company recorded an impairment charge of $5,531, including $3,531 of convertible promissory notes.  The impairment charge is included in investment and other income for the quarter.

Investment and other income in the three months ended September 30, 2010 included a net realized gain of $1,961 related to sales of fixed income investments and also included a gain on a distribution from the Reserve Primary money market fund of $326, representing distributions received in excess of our adjusted basis.  During 2008, the Company recorded a loss of $4,457 related to its investment in the Reserve Primary money market fund whose Net Asset Value fell below $1.00 per share.

Investment and other income in the nine months ended September 30, 2010 included a net realized gain of $2,472 related to sales of fixed income investments and also included realized gains of $3,287 related to the Reserve Primary money market fund for distributions made during the first and third quarters of 2010.

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

The following table summarizes fair value measurements by level at September 30, 2010, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$397,519	$	―	$	―	$397,519

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,378		$703	$	―	$22,081
Corporate securities	―		171,312		―	171,312
Municipal securities:
General obligation	―		115,219		―	115,219
Pre-refunded	―		34,885		―	34,885
Revenue	―		108,196		―	108,196
Variable rate demand notes	―		24,740		―	24,740
Asset backed securities	―		13,152		―	13,152
Total investments	$21,378		$468,207	$	―	$489,585

Restricted deposits available for sale:
Cash and cash equivalents	$6,306	$	―	$	―	$6,306
Certificates of deposit	6,404		―		―	6,404
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,879		―		―	7,879
Total restricted deposits	$20,589	$	―	$	―	$20,589

Total assets at fair value	$439,486		$468,207	$	―	$907,693

The following table summarizes fair value measurements by level at December 31, 2009, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$400,951	$	―	$	―	$400,951

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,635		$2,764	$	―	$19,399
Corporate securities	―		152,919		―	152,919
Municipal securities:
General obligation	―		147,285		―	147,285
Pre-refunded	―		40,853		―	40,853
Revenue	―		123,914		―	123,914
Variable rate demand notes	―		33,500		―	33,500
Equity securities	3,585		―		―	3,585
Asset backed securities	―		19,995		―	19,995
Total investments	$20,220		$521,230	$	―	$541,450

Restricted deposits available for sale:
Cash and cash equivalents	$7,285	$	―	$	―	$7,285
Certificates of deposit	4,958		―		―	4,958
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,889		―		―	7,889
Total restricted deposits	$20,132	$	―	$	―	$20,132

Total assets at fair value	$441,303		$521,230	$	―	$962,533

The Company periodically transfers U.S. Treasury securities between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $20,436 and $23,601 as of September 30, 2010, and December 31, 2009, respectively.

8. Debt

Debt consists of the following:
	September 30, 2010	December 31, 2009
$175,000 senior notes	$175,000	$175,000
$300,000 revolving credit agreement	―	84,000
Joint venture construction loan	73,371	32,559
Mortgage note payable	9,600	9,900
Capital leases and other	6,205	6,272
Total debt	264,176	307,731
Less current maturities	(663)	(646)
Long-term debt	$263,513	$307,085

During the first quarter of 2010, the Company completed the sale of 5.75 million shares of common stock for $19.25 per share.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit agreement ($84,000 as of December 31, 2009).

9. Income Taxes

Excluding the effects of noncontrolling interests, the effective tax rate for the three months ended September 30, 2010 would be 37.0% compared to 35.3% in 2009, and the effective tax rate for the nine months ended September 30, 2010 would be 39.6% compared to 36.0% in 2009.  The increase in the effective tax rate for the three month period was primarily related to a decrease in tax exempt interest and an increase in state income taxes. The increase in the effective tax rate for the nine month period was primarily driven by recently enacted legislation in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  As a result of the new legislation, the Company is unable to realize any future tax benefit from deferred tax assets recorded related to Georgia state net operating loss carry forwards.  Accordingly, a deferred tax asset of $1,700, or approximately $0.03 per share, was written off during the second quarter.

10. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings (loss) attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of tax	$22,402	$22,728	$65,483	$62,350
Discontinued operations, net of tax	260	(1,460)	3,954	(2,394)
Net earnings	$22,662	$21,268	$69,437	$59,956
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	49,238,406	43,001,870	48,552,135	43,023,431
Common stock equivalents (as determined by applying the treasury stock method)	1,699,951	1,289,734	1,640,055	1,223,722
Weighted average number of common shares and potential dilutive common shares outstanding	50,938,357	44,291,604	50,192,190	44,247,153

Net earnings (loss) per share attributable to Centene Corporation common stockholders:
Basic:
Continuing operations	$0.46	$0.53	$1.35	$1.45
Discontinued operations	―	(0.04)	0.08	(0.06)
Earnings per common share	$0.46	$0.49	$1.43	$1.39

Diluted:
Continuing operations	$0.44	$0.51	$1.30	$1.41
Discontinued operations	―	(0.03)	0.08	(0.05)
Earnings per common share	$0.44	$0.48	$1.38	$1.36

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2010 excludes the impact of 1,931,808 and 1,975,387 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.  The calculation of diluted earnings per common share for the three and nine months ended September 30, 2009 excludes the impact of 2,352,841 and 2,546,193 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

11. Stockholders’ Equity

During the first quarter of 2010, the Company completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the additional shares were $104,534.  A portion of the proceeds was used to repay the outstanding indebtedness under our $300,000 revolving credit loan facility ($84,000 as of December 31, 2009).  The Company has used the remaining proceeds to fund its acquisition in South Carolina as well as capital expenditures.

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

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy personal tax withholding obligations.  During the nine months ended September 30, 2010, the Company purchased 36,838 vested shares from employees at an aggregate cost of $714.  These shares are included in the Company’s treasury stock.

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

Segment information for the three months ended September 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$934,664	$146,849	$—	$1,081,513
Revenue from internal customers	15,512	124,732	(140,244)	—
Total premium and service revenues	$950,176	$271,581	$(140,244)	$1,081,513

Earnings from operations	$35,702	$4,546	$—	$40,248

Segment information for the three months ended September 30, 2009 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$868,522	$118,787	$—	$987,309
Revenue from internal customers	17,182	143,725	(160,907)	—
Total premium and service revenues	$885,704	$262,512	$(160,907)	$987,309

Earnings from operations	$32,245	$5,765	$—	$38,010

Segment information for the nine months ended September 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,715,106	$439,239	$—	$3,154,345
Revenue from internal customers	45,739	372,681	(418,420)	—
Total premium and service revenues	$2,760,845	$811,920	$(418,420)	$3,154,345

Earnings from operations	$82,445	$29,123	$—	$111,568

Segment information for the nine months ended September 30, 2009 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Revenue from external customers	$2,480,214	$347,239	$—	$2,827,453
Revenue from internal customers	49,306	409,897	(459,203)	—
Total premium and service revenues	$2,529,520	$757,136	$(459,203)	$2,827,453

Earnings from operations	$70,335	$30,022	$—	$100,357

13. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains (losses) on investments available for sale, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$23,200	$23,810	$71,952	$62,474

Reclassification adjustment, net of tax	1,516	93	1,552	(48)
Change in unrealized gains on investments, net of tax	(1,255)	2,638	761	4,708
Total change	261	2,731	2,313	4,660

Comprehensive earnings	23,461	26,541	74,265	67,134
Comprehensive earnings attributable to the noncontrolling interests	538	2,542	2,515	2,518
Comprehensive earnings attributable to Centene Corporation	$22,923	$23,999	$71,750	$64,616

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

Our financial performance for the third quarter of 2010 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,470,800.
—	Premium and service revenues of $1.082 billion.
—	Health Benefits Ratio of 84.2%.
—	General and Administrative expense ratio of 12.2%.
—
Diluted net earnings per share of $0.44, including a $0.07 charge per diluted share related to an impairment of an investment in a software company and realized gains of $0.03 per diluted share recognized during the third quarter of 2010.

—	Total operating cash flow of $72.6 million.

We completed the sale of certain assets of University Health Plans, Inc., or UHP, our New Jersey health plan, during the first quarter of 2010.  The results of operations for UHP are classified as discontinued operations for all periods presented.  Unless specifically noted, these discussions are in the context of continuing operations and, therefore, exclude UHP.

The following items contributed to our revenue and membership growth over the last year:

—	In July 2010, we closed on the acquisition of certain assets of NovaSys Health, LLC, a leading third party administrator in Arkansas that complements our existing Celtic business.
—	In June 2010, we completed the acquisition of certain assets of Carolina Crescent Health Plan. We now serve 90,600 at-risk members in South Carolina as of September 30, 2010.
—
In July 2009, we began operating in Massachusetts to manage healthcare services for members under the state’s Commonwealth Care program and in October 2009 under the Commonwealth Care Bridge program.  At September 30, 2010, we served 34,400 members operating as CeltiCare Health Plan of Massachusetts.

—
In February 2009, we began converting non-risk managed care membership in Florida from Access Health Solutions LLC, or Access, to our subsidiary, Sunshine State Health Plan on an at-risk basis.  Additionally, we also completed an acquisition of certain assets in Florida, adding to our membership.  At September 30, 2010, we served 116,300 members on an at-risk basis while Access served 31,700 members on a non-risk basis.

We expect the following items to contribute to our future growth potential:

—
The impact of a full year of our health plan in Massachusetts, continued membership conversion in Florida, the acquisition in South Carolina and the full year impact in 2011 of membership growth experienced during 2010.

—
In November 2009, we were selected to provide managed care services in Mississippi to Medicaid recipients through the Mississippi Coordinated Access Network (MississippiCan) program.  We are working with the State and currently expect a first quarter 2011 start date.

—
In March 2010, the Arizona Department of Health Services renewed our existing contract and awarded an expanded contract to manage behavioral healthcare services for an additional four counties including Santa Cruz, Greenlee, Graham and Cochise.  The expanded contract is expected to commence in the fourth quarter of 2010.

—
In April 2010, we began offereing an individual insurance product, under the names of Commonwealth Choice and CeltiCare Direct, for residents of Boston and surrounding cities who do not qualify for other state funded insurance programs.

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

—
In August 2010, we announced the acquisition in Florida of certain assets in non-reform counties of Citrus Health Care, Inc., a Medicaid and long-term care health plan.  We expect the transaction to close at year end.

—
In September 2010, Celtic Insurance Company, Inc. was awarded a contract with the Texas Department of Insurance to provide affordarble health insurance plans for Texas small businesses under the new Healthy Texas initiative.  We expect operations to commence during the fourth quarter of 2010.

—
In September 2010, our new subsidiary, IlliniCare Health Plan, was selected as one of two vendors to provide managed care services to older adults and adults with disabilities under the Integrated Care Program in six counties of Illinois.  We expect operations to commence in the first half of 2011.

In September 2010, the state of Texas added a second vendor to the rural CHIP product, which we previously managed with an exclusive contract.  As a result, our September 30, 2010 membership in this product decreased by approximately 48,000 as compared to the prior year.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, or the Acts, were enacted in the United States.  We are currently evaluating the provisions of the Acts and do not expect material effects on our results of operations, liquidity and cash flows in 2010.  The Acts contain provisions we expect will have a significant effect on our business in coming years including expanding Medicaid eligibility beginning in 2014 to recipients with incomes below 133% of the federal poverty level, retaining the CHIP program in its current form, and requiring state-based exchanges similar to our experience in Massachusetts in the future.  The Acts allow States to receive the same level of rebates from pharmaceutical companies whether or not the States participate in managed care.  The Acts also impose an excise tax on health insurers beginning in 2014 based upon relative market share.

MEMBERSHIP

From September 30, 2009 to September 30, 2010, we increased our at-risk managed care membership by 6.1%.  The following table sets forth our membership by state for our managed care organizations:

	September 30,		December 31,
	2010	2009	2009
Arizona	19,300	17,400	18,100
Florida	116,300	84,400	102,600
Georgia	300,900	303,400	309,700
Indiana	213,300	200,700	208,100
Massachusetts	34,400	500	27,800
Ohio	161,800	151,200	150,800
South Carolina	90,600	46,100	48,600
Texas	428,100	450,200	455,100
Wisconsin	106,100	132,500	134,800
Total at-risk membership	1,470,800	1,386,400	1,455,600
Non-risk membership	35,900	63,200	63,700
Total	1,506,700	1,449,600	1,519,300

The following table sets forth our membership by line of business:

	September 30,		December 31,
	2010	2009	2009
Medicaid	1,122,800	1,040,500	1,081,400
CHIP & Foster Care	219,100	263,400	263,600
ABD & Medicare	94,500	82,000	82,800
Other State programs	34,400	500	27,800
Total at-risk membership	1,470,800	1,386,400	1,455,600
Non-risk membership	35,900	63,200	63,700
Total	1,506,700	1,449,600	1,519,300

The following table provides supplemental information of other membership categories:

	September 30,		December 31,
	2010	2009	2009
Cenpatico Behavioral Health:
Arizona	121,300	117,300	120,100
Kansas	39,800	41,000	41,400
Bridgeway:
Long-term Care	3,000	2,500	2,600

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2010 and 2009, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30 is as follows ($ in millions):

	Three Months Ended September 30,			Nine months Ended September 30,
	2010	2009	% Change 2009-2010	2010	2009	% Change 2009-2010
Premium	$1,060.6	$960.0	10.5%	$3,085.8	$2,754.7	12.0%
Service	21.0	27.3	(23.2)%	68.5	72.7	(5.8)%
Total premium and service revenues	1,081.6	987.3	9.5%	3,154.3	2,827.4	11.6%
Premium tax	40.3	50.9	(20.8)%	113.0	182.7	(38.1)%
Total revenues	1,121.9	1,038.2	8.1%	3,267.3	3,010.1	8.5%
Medical costs	893.3	803.1	11.2%	2,592.3	2,298.1	12.8%
Cost of services	14.6	15.8	(7.6)%	47.5	46.3	2.5%
General and administrative expenses	132.1	130.0	1.6%	401.1	381.5	5.1%
Premium tax expense	41.6	51.3	(18.9)%	114.9	183.8	(37.5)%
Earnings from operations	40.3	38.0	5.9%	111.5	100.4	11.2%
Investment and other income, net	(4.2)	(0.3)	― %	(0.6)	(0.4)	46.4%
Earnings from continuing operations, before income tax expense	36.1	37.7	(4.2)%	110.9	100.0	11.0%
Income tax expense	13.2	12.4	5.9%	42.9	35.1	22.5%
Earnings from continuing operations, net of income tax expense	22.9	25.3	(9.2)%	68.0	64.9	4.8%
Discontinued operations, net of income tax expense (benefit) of $0.0, $(0.2), $4.4 and $(0.4) respectively	0.3	(1.5)	(117.8)%	3.9	(2.4)	(265.2)%
Net earnings	23.2	23.8	(2.6)%	71.9	62.5	15.2%
Noncontrolling interest	0.5	2.5	(78.8)%	2.5	2.5	(0.1)%
Net earnings attributable to Centene Corporation	$22.7	$21.3	6.6%	$69.4	$60.0	15.8%

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$22.4	$22.8	(1.4)%	$65.5	$62.4	5.0%
Discontinued operations, net of income tax expense (benefit)	0.3	(1.5)	(117.8)%	3.9	(2.4)	(265.2)%
Net earnings	$22.7	$21.3	6.6%	$69.4	$60.0	15.8%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.44	$0.51	(13.7)%	$1.30	$1.41	(7.8)%
Discontinued operations	―	(0.03)	(100.0)%	0.08	(0.05)	(260.0)%
Total diluted earnings per common share	$0.44	$0.48	(8.3)%	$1.38	$1.36	1.5%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues and Revenue Recognition

Premium and service revenues increased 9.5% in the three months ended September 30, 2010 over the corresponding period in 2009 as a result of membership growth and net premium rate increases in 2010.  This increase was moderated by the removal of pharmacy services in two states in 2010.  These pharmacy carve outs had the effect of reducing 2010 third quarter revenue by approximately $48.0 million.

Some states enact premium taxes, similar assessments and provider pass-through payments (collectively, premium taxes) that are recorded as a component of revenues as well as operating expenses.  In 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  For the three months ended September 30, 2010 and 2009, this pass-through totaled $22.8 million and $24.3 million, respectively.

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

	Three Months Ended September 30,
	2010	2009
Medicaid and CHIP	83.2%	84.7%
ABD and Medicare	85.9	81.1
Specialty Services	87.9	80.5
Total	84.2	83.7

The consolidated HBR for the three months ended September 30, 2010 of 84.2% was an increase of 0.5% over the comparable period in 2009 as a result of an increased HBR in our Florida health plan.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $2.1 million in the three months ended September 30, 2010 compared to the corresponding period in 2009.  This was primarily due to expenses for additional staff and facilities to support our growth, especially in our new market in Massachusetts, and to support membership growth in Florida.

The consolidated G&A expense ratio for the three months ended September 30, 2010 and 2009 was 12.2%, and 13.2%, respectively.  The decrease in the G&A expense ratio is primarily a result of leveraging our expenses over higher revenues and decreased variable compensation expense during the three months ended September 30, 2010.

Other Income (Expense)

The following table summarizes the components of other income (expense) ($ in millions):

	Three Months Ended September 30,
	2010	2009
Investment income	$3.9	$3.6
Net gain on sale of investments	2.0	0.2
Impairment of investment	(5.5)	―
Gain on Reserve Primary Fund distributions	0.3	―
Interest expense	(4.9)	(4.1)
Other income (expense), net	$(4.2)	$(0.3)

During the quarter ended September 30, 2010, we determined we had an other-than-temporary impairment of a cost method investment in a start-up company that provides software to automate the clinical, administrative, and technical components of care management programs.  As a result, we recorded an impairment charge of $5.5 million, including $3.5 million of convertible promissory notes.  Additionally, we are a customer of the software company and anticipate providing additional funding to complete the product in exchange for majority control of the company.

  We realized net gains from the sale of securities of $2.0 million and a gain on an additional distribution from the Reserve Primary fund of $0.3 million.  The net effect of the impairment and realized security gains recognized during the third quarter of 2010 was $3.2 million, or $0.04 per share after tax.

Interest expense increased during the quarter by $0.8 million primarily reflecting the borrowings on the construction loan associated with the real estate development to include our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and accordingly we ceased capitalizing interest on the project.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended September 30, 2010 would be 37.0% compared to 35.3% in the corresponding period in 2009.  The increase in the effective tax rate was primarily related to a decrease in tax exempt interest and an increase in state income taxes.

Discontinued Operations

Pre-tax earnings related to discontinued operations (consisting solely of the New Jersey health plan operations) were $0.3 million in the three months ended September 30, 2010, compared to a pre-tax loss of $3.5 million in the comparable period of 2009.  The total revenue associated with UHP included in results from discontinued operations was zero and $37.2 million for the three months ended September 30, 2010 and 2009, respectively.

We anticipate future costs to wind down operations for UHP and remaining claims payments to be minimal.  Regulatory capital will be returned after receiving regulatory approval.  It is currently estimated that remaining statutory capital to be transferred to unregulated cash of the Company will be approximately $7.0 million.

Segment Results

The following table summarizes our operating results by segment (in millions):

	Three Months Ended September 30,
	2010	2009	% Change 2009-2010
Premium and Service Revenues
Medicaid Managed Care	$950.1	$885.7	7.3%
Specialty Services	271.6	262.5	3.5%
Eliminations	(140.2)	(160.9)	(12.8)%
Consolidated Total	$1,081.5	$987.3	9.5%

Earnings from Operations
Medicaid Managed Care	$35.7	$32.2	10.7%
Specialty Services	4.5	5.8	(21.1)%
Consolidated Total	$40.2	$38.0	5.9%

Medicaid Managed Care

Premium and service revenues increased 7.3% in the three months ended September 30, 2010 over the corresponding period in 2009 due to membership growth and net premium rate increases in 2010.  Earnings from operations increased 10.7% in the three months ended September 30, 2010 from the corresponding period in 2009 reflecting the overall growth in our membership and leveraging of our general and administrative expense.

Specialty Services

Premium and service revenues increased 3.5% in the three months ended September 30, 2010 compared to the corresponding period in 2009 primarily due to the commencement of our new health plan in Massachusetts,  as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations decreased 21.1% in the three months ended September 30, 2010 from the corresponding period in 2009 reflecting the carve out of pharmacy benefits in two of our states and higher 2010 HBR.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues and Revenue Recognition

Premium and service revenues increased 11.6% in the nine months ended September 30, 2010 over the corresponding period in 2009 as a result of membership growth and net premium rate increases in 2010.  This increase was moderated by the removal of pharmacy services in two states in 2010.  These pharmacy carve outs had the effect of reducing revenue by approximately $131 million during the first nine months of 2010.

The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In the nine months ended September 30, 2010, we received premium rate adjustments in certain markets which yielded a net 1.8% composite increase across all of our markets.  Based upon known rate adjustments and preliminary discussions with our states that finalize rates in the fourth quarter of the year, we estimate our 2010 composite premium rate increase to be between 1.5% and 2.5%.

During the third quarter of 2010 and 2009, rate increases for the period beginning July 1 each year remained subject to CMS approval.  As a result, no rate increase was recognized in the third quarter for the period July 1 through September 30 in each year.  The 2009 rate increase was approved in the fourth quarter of 2009, and the 2010 increase is expected to be approved in the fourth quarter of 2010.

Some states enact premium taxes, similar assessments and provider pass-through payments (collectively, premium taxes) that are recorded as a component of revenues as well as operating expenses.  For the nine months ended September 30, 2010 and 2009, this pass-through totaled $60.6 million and $109.0 million, respectively.

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

	Nine Months Ended September 30,
	2010	2009
Medicaid and CHIP	84.0%	84.4%
ABD and Medicare	84.3	81.7
Specialty Services	83.4	79.6
Total	84.0	83.4

The consolidated HBR for the nine months ended September 30, 2010 of 84.0% was an increase of 0.6% over the comparable period in 2009 as a result of an increased HBR in our Florida health plan.

General and Administrative Expenses

G&A increased by $19.5 million in the nine months ended September 30, 2010 compared to the corresponding period in 2009.  This was primarily due to expenses for additional staff and facilities to support our growth, especially in our new market in Massachusetts and to support membership growth in Florida.  Additionally, G&A expenses in the first quarter of 2010 included a $4.6 million increase in contributions to our charitable foundation, $3.0 million of which was funded by the gain on the Reserve Primary fund distribution recorded as Other Income.

The consolidated G&A expense ratio for the nine months ended September 30, 2010 and 2009 was 12.7% and 13.5%, respectively.  The decrease in the G&A expense ratio is primarily a result of leveraging our expenses over higher revenues and decreased variable compensation expense during the nine months ended September 30, 2010.

Other Income (Expense)

The following table summarizes the components of investment and other income, net ($ in millions):

	Nine Months Ended September 30,
	2010	2009
Investment income	$11.6	$12.1
Net gain (loss) on sale of investment	2.5	(0.3)
Impairment of investment	(5.5)	―
Gain on Reserve Primary Fund distributions	3.3	―
Interest expense	(12.5)	(12.2)
Other income (expense), net	$(0.6)	$(0.4)

During the nine months ended September 30, 2010, we determined we had an other-than-temporary impairment of a cost method investment in a start-up company that provides software to automate the clinical, administrative, and technical components of care management programs.  As a result, we recorded an impairment charge of $5.5 million, including $3.5 million of convertible promissory notes.  Additionally, we are a customer of the software company and anticipate providing additional funding to complete the product in exchange for majority control of the company.

We realized net gains from the sale of securities of $2.5 million during the nine months ended September 30, 2010.  Additionally, in January 2010, we received distributions from the Reserve Primary Fund of $5.4 million resulting in a gain of $3.0 million being recorded for the distributions received in excess of our adjusted basis.  In July 2010, the Company received additional distributions from the Reserve Primary Fund of $0.3 million resulting in a gain of $0.3 million.

Interest expense increased reflecting the borrowings on the construction loan associated with the real estate development to include our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and accordingly we ceased capitalizing interest on the project.   This increase was partially offset by the reduction in debt outstanding under our revolving credit agreement.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the nine months ended September 30, 2010 would be 39.6% compared to 36.0% in the corresponding period in 2009.  The increase in the effective tax rate was primarily driven by legislation enacted in May 2010 in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  As a result of the new legislation, we are unable to realize any future tax benefit from deferred tax assets recorded related to Georgia state net operating loss carry forwards.  Accordingly, a deferred tax asset of $1.7 million, or approximately $0.03 per share, was written off during the second quarter.  Additionally, the increase in the effective tax rate for the nine month period was related to a decrease in tax exempt interest and an increase in state income taxes.

Discontinued Operations

Pre-tax earnings related to discontinued operations (consisting solely of the New Jersey health plan operations) were $8.3 million in the nine months ended September 30, 2010 compared to a pre-tax loss of $2.4 million in the comparable period of 2009.  As a result of the sale of certain assets of the New Jersey operations in March 2010, we recognized a pre-tax gain of $8.2 million, which was $3.9 million after tax, or $0.08 per diluted share.  Additionally, we recognized $1.2 million of restructuring costs associated with the exit primarily due to lease termination costs and employee retention programs.  The total revenue associated with UHP included in results from discontinued operations was $22.0 million and $109.3 million for the nine months ended September 30, 2010 and 2009, respectively.

We anticipate future costs to wind down operations for UHP and remaining claims payments to be minimal.  Regulatory capital will be returned after receiving regulatory approval.  It is currently estimated that statutory capital to be transferred to unregulated cash of the Company will be approximately $7.0 million.

Segment Results

The following table summarizes our operating results by segment (in millions):

	Nine Months Ended September 30,
	2010	2009	% Change 2009-2010
Premium and Service Revenues
Medicaid Managed Care	$2,760.8	$2,529.5	9.1%
Specialty Services	811.9	757.2	7.2%
Eliminations	(418.4)	(459.2)	(8.9)%
Consolidated Total	$3,154.3	$2,827.5	11.6%

Earnings from Operations
Medicaid Managed Care	$82.5	$70.3	17.2%
Specialty Services	29.1	30.0	(3.0)%
Consolidated Total	$111.6	$100.3	11.2%

Medicaid Managed Care

Premium and service revenues increased 9.1% in the nine months ended September 30, 2010 over the corresponding period in 2009 due to membership growth and net premium rate increases in 2010.  Earnings from operations increased 17.2% in the nine months ended September 30, 2010 from the corresponding period in 2009 reflecting the overall growth in our membership and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 7.2% in the nine months ended September 30, 2010 compared to the corresponding period in 2009 primarily due to the commencement of our new health plan in Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations decreased 3.0% in the nine months ended September 30, 2010 from the corresponding period in 2009 reflecting the effect of pharmacy carve outs in two states and a higher HBR in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the nine months ended September 30, 2010 and 2009, used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(25.7)	$177.0
Net cash used in investing activities	(36.0)	(174.7)
Net cash provided by financing activities	55.6	12.6
Net (decrease) increase in cash and cash equivalents	$(6.1)	$14.9

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities used cash of $25.7 million in the nine months ended September 30, 2010, compared to providing cash of $177.0 million in the comparable period in 2009.  Cash flows from operations in the nine months ended September 30, 2010, were negatively impacted by the timing of receipt of monthly premium payments as follows:

•
A $38.7 million decrease in unearned revenue from December 31, 2009.  Ohio’s January 2010 capitation payments were received in December 2009. As a result, we have received eight payments from Ohio in the nine months ended September 30, 2010.

•
A $68.1 million increase in premium and related receivables from December 31, 2009.  We received the Georgia September capitation payment in October.  Accordingly, we received only eight payments from Georgia in the nine months ended September 30, 2010.

We expect our cash flow provided by operating activities to improve during the fourth quarter; however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

Investing activities used cash of $36.0 million in the nine months ended September 30, 2010 compared to $174.7 million in the comparable period in 2009.  Cash flows used in investing activities in 2010 primarily consisted of additions to the investment portfolios of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of September 30, 2010, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.5 years. These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state in which we operate.

The following table summarizes our cash and investment balances ($ in millions):
	September 30, 2010	December 31, 2009

Cash, cash equivalents and short-term investments	$428.3	$440.5
Long-term investments	479.2	525.5
Restricted deposits	20.6	20.1
Total cash, investments and restricted deposits	$928.1	$986.1

Unregulated cash and investments	$32.7	$36.2
Regulated cash, investments and restricted deposits	895.4	949.9
Consolidated Total	$928.1	$986.1

Regulated cash and restricted deposits from discontinued operations1	$6.2	$24.9
________________________
                  1 The regulated cash and restricted deposits will be transferred to our unregulated cash upon regulatory approval.

       We spent $92.0 million and $42.7 million in the nine months ended September 30, 2010 and 2009, respectively, on capital expenditures.  Exclusive of our real estate development discussed below, we anticipate spending an additional $16.0 million on capital expenditures in 2010 primarily associated with system enhancements and market expansions.

During the second quarter of 2009, we executed an agreement as a joint venture partner in an entity to develop property adjoining our corporate office, which is necessary to accommodate our growing business.  For the nine months ended September 30, 2010 and 2009, we had capital expenditures of $69.2 million and $22.1 million, respectively, for costs associated with the real estate development.  The development was placed into service in the third quarter of 2010, and we anticipate spending an additional $32.0  million on capital expenditures related to the construction during the remainder of 2010.

The joint venture maintains up to a $95.0 million construction loan associated with the development.  The construction loan is due June 1, 2011, and may be extended at our option for two additional one year terms.  As of September 30, 2010, there was $73.4 million outstanding under the construction loan.

Our financing activities provided cash of $55.6 million in the nine months ended September 30, 2010 and $12.6 million in the corresponding period in 2009.  During 2010, our financing activities primarily related to proceeds from our stock offering and resulting payoff of our revolving credit facility discussed below, as well as borrowings for the construction of the real estate development discussed above.

During the first quarter of 2010, we completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the shares were approximately $104.5 million.  A portion of the net proceeds was used to repay the outstanding indebtedness under our $300 million revolving credit loan facility ($84.0 million as of December 31, 2009).  The remaining net proceeds have been used to fund our acquisition in South Carolina as well as capital expenditures.

At September 30, 2010, we had working capital, defined as current assets less current liabilities, of $14.9 million, compared to $(99.8) million at December 31, 2009.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative at December 31, 2009 due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At September 30, 2010, the debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 24.7%, compared to 33.2% at December 31, 2009.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.  The decrease was due to our previously discussed common stock offering.

We have a $300 million revolving credit agreement. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.15% to 0.275% depending on the total debt to EBITDA ratio.  The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  The agreement expires in September 2011.  As of September 30, 2010, we had no borrowings outstanding under the agreement and $47.3 million in letters of credit outstanding, leaving availability of $252.7 million.  As of September 30, 2010, we were in compliance with all covenants.

In 2007, we issued $175 million aggregate principal amount of our 7.25% Senior Notes due April 1, 2014, or the Notes.  The Notes were registered under the Securities Act of 1933, pursuant to a registration rights agreement with the initial purchasers.  The indenture governing the Notes contains non-financial and financial covenants, including requiring a minimum fixed charge coverage ratio.  Interest is paid semi-annually in April and October.  As of September 30, 2010, we were in compliance with all covenants.

We have a stock repurchase program authorizing us to repurchase up to 4.0 million shares of common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program and we reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during the nine months ended September 30, 2010.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility and construction loan will be sufficient to finance our general operations, our acquisition of Citrus Health Care, Inc., and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2010, our subsidiaries, including UHP, had aggregate statutory capital and surplus of approximately $525 million, compared with the required minimum aggregate statutory capital and surplus requirements of approximately $281 million and we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2010, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of September 30, 2010, we had short-term investments of $30.9 million and long-term investments of $499.8 million, including restricted deposits of $20.6 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, corporate securities, municipal securities, asset backed securities, cost method investments, and life insurance contracts and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2010, the fair value of our fixed income investments would decrease by approximately $12.5 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The American Reinvestment and Recovery Act of 2009, which was signed into law on February 17, 2009, provides $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010. States meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (FMAP). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down. On August 10, 2010, a six-month extension of the enhanced match funding law was signed, such that the enhanced match, at a reduced level, will continue until June 30, 2011.  We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between December 31, 2010 and August 31, 2013. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded the Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we will transition the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in South Carolina in December 2007, began our Foster Care program in Texas in April 2008, commenced operations in Florida in February 2009 and in Massachusetts in July 2009, and expect to commence operations in Mississippi and Illinois in 2011. For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of September 30, 2010, we had $428.3 million in cash, cash equivalents and short-term investments and $499.8 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state and municipal securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of September 30, 2010, we had $283.0 million of investments in state and municipal securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We compete for members principally on the basis of size and quality of provider network, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided. In addition, the impact of health care reform and potential growth in our segment may attract new competitors. Subject to limited exceptions by federally approved state applications, the federal government requires that there be choices for Medicaid recipients among managed care programs. Voluntary programs, increases in the number of competitors and mandated competition may limit our ability to increase our market share.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2010
Period	Total Number of Shares Purchased 2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs1
July 1 – July 31, 2010	5,930	$21.39	—	1,667,724
August 1 – August 31, 2010	232	21.97	—	1,667,724
September 1 – September 30, 2010	650	21.75	—	1,667,724
Total	6,812	$21.44	—	1,667,724

(1) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.
(2) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units or exercise of stock options.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.11	Amendment P (Version 1.16) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12	XBRL Taxonomy Instance Document.

101.22	XBRL Taxonomy Extension Schema Document.

101.32	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42	XBRL Taxonomy Extension Definition Linkbase Document.

101.52	XBRL Taxonomy Extension Label Linkbase Document.

101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 26, 2010.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)