Form 10-K
period 2010-12-31
CENTENE CORP
filed 2011-02-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2010, was $1.0 billion.

As of February 4, 2011, the registrant had 52,197,869 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2011 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

PART I

Item 1.  Business

OVERVIEW

We are a diversified, multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  Our health plans in Florida, Georgia, Indiana, Mississippi, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  As of December 31, 2010, Medicaid accounted for 77% of our at-risk membership, while CHIP (also including Foster Care) and ABD (also including Medicare) accounted for 14% and 7%, respectively.  Other state programs in Massachusetts represent the remaining 2% at-risk membership.  Our Specialty Services segment offers products for behavioral health, heath insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

We completed the sale of certain assets of University Health Plans, Inc., or UHP, our New Jersey health plan, during the first quarter of 2010.  Accordingly, the results of operations for UHP are classified as discontinued operations for all periods presented in our consolidated financial statements.  The following discussion and analysis is presented primarily in the context of continuing operations unless otherwise identified.

Our at-risk managed care membership totaled approximately 1.5 million as of December 31, 2010.  For the year ended December 31, 2010, our revenues and net earnings from continuing operations were $4.4 billion and $90.9 million, respectively, and our total cash flow from operations was $168.9 million.

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

Our initial health plan commenced operations in Wisconsin in 1984.  We were organized in Wisconsin in 1993 as a holding company for our initial health plan and reincorporated in Delaware in 2001.  Our corporate office is located at 7700 Forsyth Boulevard, St. Louis, Missouri 63105, and our telephone number is (314) 725-4477.  Our stock is publicly traded on the New York Stock Exchange under the ticker symbol “CNC.”

INDUSTRY

We provide our services to the uninsured primarily through Medicaid, CHIP, Foster Care, ABD, Medicare and other state programs for the uninsured.  The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid and CHIP market was approximately $355 billion in 2008, and estimate the market will grow to $896 billion by 2019.  According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 8.8% in fiscal 2010 and states appropriated an increase of 7.4% for Medicaid in fiscal 2011 budgets.

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

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare.  According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 9 million dual eligible enrollees in 2010.  These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing.  Dual eligibles also use more services due to their tendency to have more chronic health issues.  We serve dual eligibles through our ABD and long-term care programs, and beginning in 2008, through Special Needs Plans.

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

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984, the Indiana market in 1995, the Texas market in 1999, the Arizona market in 2003, the Ohio market in 2004, the Georgia market in 2006, the South Carolina market in 2007, the Florida and Massachusetts markets in 2009 and the Mississippi market in 2011. We have increased our membership through participation in new programs in existing states. For example, in 2008, we began operations in the Texas Foster Care program and began serving Acute Care members in Yavapai county of Arizona. We have also increased membership by acquiring Medicaid businesses, contracts and other related assets from competitors in existing markets, most recently in Florida and South Carolina in 2010. Our at-risk membership totaled approximately 1.5 million as of December 31, 2010.  For the year ended December 31, 2010, we had revenues of $4.4 billion, representing a 25% Compound Annual Growth Rate, or CAGR, since the year ended December 31, 2005.  We generated total cash flow from operations of $168.9 million and net earnings of $90.9 million for the year ended December 31, 2010.

•
Medicaid Expertise.  For more than 25 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments.  We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses.  Our experience in working with state regulators helps us implement and deliver programs and services efficiently and affords us opportunities to provide input regarding Medicaid industry practices and policies in the states in which we operate.  We work with state agencies on redefining benefits, eligibility requirements and provider fee schedules in order to maximize the number of uninsured individuals covered through Medicaid, CHIP, Foster Care and ABD and expand the types of benefits offered.  Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines.  We continue to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations.  In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management.  Through the utilization of a multi-business line approach, we are able to improve quality of care, improve outcomes, and diversify our revenues and help control our medical costs.

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

•
Specialized and Scalable Systems and Technology.  Through our specialized information systems, we work to strengthen relationships with providers and states which help us grow our membership base.  We continue to develop our specialized information systems which allow us to support our core processing functions under a set of integrated databases, designed to be both replicable and scalable.  Physicians can use claims, utilization and membership data to manage their practices more efficiently, and they also benefit from our timely payments.  State agencies can use data from our information systems to demonstrate that their Medicaid populations receive quality healthcare in an efficient manner.  These systems also help identify needs for new healthcare and specialty programs.  We have the ability to leverage our platform for one state configuration into new states or for health plan acquisitions.  Our utilization data is maintained on one common system for all health plans.  Our ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner.

OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on the uninsured and under insured population and state funded healthcare initiatives.  We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. In Texas, we expanded our operations to the Corpus Christi market in 2006, began managing care for ABD recipients in February 2007 and began operations in the Foster Care program in April 2008. In Arizona, we began serving members of a long-term care plan in 2006 and within an acute care plan in 2008. In 2008, we began serving Medicare members within Special Needs Plans in Arizona, Ohio, Texas and Wisconsin. We may also increase membership by acquiring Medicaid businesses, contracts and other related assets from our competitors in our existing markets or by enlisting additional providers. For example, in 2010, we acquired certain Medicaid-related assets in Florida and South Carolina.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. We are constantly evaluating new opportunities for expansion both domestically and abroad. For instance, in July 2008, we completed the acquisition of Celtic Insurance Company, a national individual health insurance provider.  In October 2006, we commenced operations under our managed care program contracts to provide long-term care services in Arizona, and in January 2006, we completed the acquisition of US Script, a pharmacy benefits manager. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. For example, in November 2010, we began operating under a new contract with the Texas Department of Insurance to provide affordable health plans for Texas small businesses under the new Healthy Texas initiative, in April 2010, we began offering an individual insurance product for residents of Massachusetts who do not qualify for other state funded insurance programs and in 2008, we began operating under a contract with the Texas Health and Human Services Commission for Comprehensive Health Care for Children in Foster Care, a new statewide program providing managed care services to participants in the Texas Foster Care program. By helping states structure an appropriate level and range of Medicaid, CHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations. We expect to focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations, because we believe member enrollment levels are more predictable in these states.  In addition, we focus on states where managed care programs can help address states’ financial needs.  In 2007, we entered the South Carolina market and we participated in the state’s conversion to at-risk managed care. In February 2009, we began managed care operations in Florida through conversion of members in certain counties from Access Health Solutions to at-risk managed care in Sunshine State Health Plan, through our state contract. In July 2009, we began operating under our contract in Massachusetts to manage healthcare services operating as CeltiCare Health Plan of Massachusetts. In 2011, we began managing care for ABD members in Mississippi.  We expect to begin providing managed care services to older adults and adults with disabilities in Illinois in the first half of 2011.

•
Leverage Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in infrastructure to further drive efficiencies in operations and to add functionality to improve the service provided to members and other organizations at a low cost. Information technology, or IT, investments complement our overall efficiency goals by increasing the automated processing of transactions and growing the base of decision-making analytical tools.  Our centralized functions and common systems enable us to add members and markets quickly and economically.

•
Maintain Operational Discipline. We monitor our cost trends, operating performance, regulatory relationships and the Medicaid political environment in our existing markets. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We may divest contracts or health plans in markets where the state’s Medicaid environment, over a long-term basis, does not allow us to meet our targeted performance levels. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management in significant cases. Our executive dashboard is utilized to quickly identify cost drivers and medical trends.  Our management team regularly evaluates the financial impact of proposed changes in provider relationships, contracts, changes in membership and mix of members, potential state rate changes and cost reduction initiatives.

We have regulated subsidiaries offering healthcare services in each state we serve.  The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2010	Market Share (1)	At-risk Managed Care Membership at December 31, 2010
Arizona	Bridgeway Health Solutions (2)	2008	5	1.5%	22,400
Florida	Sunshine State Health Plan	2009	26	17.3%	194,900
Georgia	Peach State Health Plan	2006	90	28.6%	305,800
Indiana	Managed Health Services	1995	92	31.8%	215,800
Massachusetts	CeltiCare Health Plan	2009	14	(3)	36,200
Ohio	Buckeye Community Health Plan	2004	43	9.9%	160,100
South Carolina	Absolute Total Care	2007	42	17.2%	90,300
Texas	Superior HealthPlan	1999	254	18.7%	433,100
Wisconsin	Managed Health Services	1984	38	10.5%	74,900
			604		1,533,500

(1)	Represents Medicaid and CHIP membership as of December 31, 2010 as a percentage of total eligible Medicaid and CHIP managed care members in each state. ABD programs are excluded.
(2)	Represents the acute care and Medicare businesses under Bridgeway Health Solutions.
(3)	CeltiCare Health Plan manages members under the state Commonwealth Care Bridge program and Commonwealth Care program with market share of 100% and approximately 7.0%, respectively.

All of our revenue is derived from operations within the United States and its territories, and all of the Company’s long lived assets are based in the United States and its territories.  We generally receive a fixed premium per member per month pursuant to our state contracts.  Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year.  Our managed care subsidiaries in Georgia, Ohio, and Texas had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2010.  Other financial information about our segments is found in Note 20, Segment Information, of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

MEDICAID MANAGED CARE

Benefits to States

Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs in working with state governments.  Among the benefits we are able to provide to the states with which we contract are:

•
Significant cost savings and budget predictability compared to state paid reimbursement for services.  We bring bottom-line management experience to our health plans.  On the administrative and management side, we bring experience including quality of care improvement methods, utilization management procedures, an efficient claims payment system, and provider performance reporting, as well as managers and staff experienced in using these key elements to improve the quality of and access to care.  We receive a contracted premium on a per member basis and are responsible for the medical costs and as a result, provide budget predictability.

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

•
Provider outreach and programs.  Our health plans have adopted a physician-driven approach where network providers are actively engaged in developing and implementing healthcare delivery policies and strategies.  This approach is designed to eliminate unnecessary costs, improve services to members and simplify the administrative burdens placed on providers.

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services.  Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

•	primary and specialty physician care	•	transportation assistance
•	inpatient and outpatient hospital care	•	vision care
•	emergency and urgent care	•	dental care
•	prenatal care	•	immunizations
•	laboratory and x-ray services	•	prescriptions and limited over-the-counter drugs
•	home health and durable medical equipment	•	therapies
•	behavioral health and substance abuse services	•	social work services
•	24-hour nurse advice line	•

We also provide the following education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services in an efficient manner:

•
Start Smart For Your Baby ® is a prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.  The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a provider for the infant and scheduling newborn follow-up visits.  These initiatives are supported by a statistically proven reduction in Neonatal Intensive Care Unit (NICU) days as well as increased gestational birth weights.  The program includes a Notification of Pregnancy process to identify pregnant women more quickly and enables us to help them gain access to prenatal medical care, give them education on their healthcare needs, assist with social needs and concerns, and coordinate referrals to appropriate specialists and the obstetrics (OB) case management program as needed.  The Notification of Pregnancy also identifies women eligible for our high risk OB management program, or 17P Program, which aims to reduce the rate of recurrent preterm delivery and neonatal intensive care admissions through the use of Progesterone.  In addition, Start Smart has also co-written a book for the first year of life with the American Academy of Pediatrics.  In 2010, Start Smart won the Platinum Award for Consumer Empowerment at the URAC Quality Summit.  Start Smart also was awarded the 2010 URAC / GKEN International Health Promotion Award.  The “Your Pregnancy Guide” developed by Start Smart was a 2010 Silver Medalist of the National Health Information Award.

•
Connections Plus ® is a cell phone program developed for high-risk members who have limited or no access to a safe, reliable telephone.  The program puts free, preprogrammed cell phones into the hands of eligible members.  This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency room utilization, hospital admissions and premature birth.  Members are identified through case management activities or through a referral.  Connections Plus is available to high-risk members in all Centene health plans.  Originally designed for pregnant women and ABD populations, this program has now been expanded to service members with mental health issues, and specific diseases, including sickle cell.  Connections Plus was recognized as a URAC Best Practice 2009 Silver Medalist and a 2008 NCQA Best Practice.

•
MemberConnections ® is a community face-to-face outreach and education program designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member’s health, such as nutritional challenges and health education shortcomings.  MemberConnections representatives contact new members by phone or mail to discuss managed care, the Medicaid program and our services.  Our MemberConnections representatives make home visits, conduct educational programs and represent our health plans at community events such as health fairs.

•
Thumbs Up Johnnie Health Initiatives for Children is aimed at educating child members on a variety of health topics. Our health plans are reaching out directly to children with newsletters, contests and other innovative events, such as readings with the author of “The Adventures of Thumbs Up Johnnie” series of books.  Thumbs Up Johnnie has developed two programs: preventive obesity and asthma.  Obesity rates for children doubled in the past two decades and tripled for adolescents during the same period.  Preventive obesity focuses on the childhood obesity epidemic with educational information encouraging proper eating and exercise habits. We have sponsored the creation of a book with author Michelle Bain titled "Thumbs Up Johnnie & the SUPER Centeam 5 - Adventures Through FITROPOLIS!" which is intended to educate children on the importance of living an active and healthy life as well as a kid’s cookbook entitled “SUPER Centeam 5 Cookbook”and a teen book entitled “Off the Chain”.  Thumbs Up Johnnie’s focus on asthma has resulted in the creation of the book “Asthma: The Adventures from Puffletown” which educates children about how to manage their asthma.  This book received the 2010 National Health Information Award Silver Medal.

•
Health Passport is a leading-edge, patient-centric electronic community health record for foster care children in the state of Texas.  Passport collects patient demographic data, clinician visit records, dispensed medications, vital sign history, lab results, allergy charts, and immunization data.  Providers can directly input additional or updated patient data and documentation into the Passport.  All information is accessible anywhere, anytime to all authorized users, including health plan staff, greatly facilitating coordinated care among providers.  In 2010, we expanded the Health Passport to our behavioral health program in Arizona.

•
Fluvention is an outreach program aimed at educating members on preventing the transmission of the influenza virus by encouraging members to get the seasonal influenza vaccines and take everyday precautions to prevent illness. We use an integrated communications approach including direct mail, phone calls, providing information via health plan websites and posting information in provider offices.  The health plans also conduct general community awareness through public service announcements on television and radio.  Beginning in 2009, we targeted education efforts related to health hygiene, preventative care and the benefits of obtaining appropriate care of their condition, for groups that are at higher-risk for contracting both the traditional and H1N1 influenza viruses, including pregnant women, children from six months old up to 24-year-old adults, as well as adults with chronic health conditions.  Incentives in the form of gift cards were given to members who received both flu vaccines.

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

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers.  As of December 31, 2010, the health plans we currently operate contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Arizona	1,256	2,966	25
Florida	1,785	4,290	78
Georgia	3,056	9,831	122
Indiana	1,036	5,443	97
Massachusetts	1,937	6,676	35
Ohio	2,000	8,537	122
South Carolina	1,519	4,501	34
Texas	8,885	21,671	400
Wisconsin	2,451	6,655	76
Total	23,925	70,570	989

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

•	Web-based Claims and Eligibility Resources have been implemented to provide physicians with on-line access to perform claims and eligibility inquiries.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health, life and health management, managed vision, telehealth services and pharmacy benefits management.  When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment.  Additionally, we contract with dental vendors in markets where routine dental care is a covered benefit.

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

We have implemented specialized information systems to support our medical quality management activities.  Information is drawn from our data warehouse, clinical databases and our membership and claims processing system to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements.  Some examples of these intervention programs include:

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

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare enterprise and complement our core Medicaid Managed Care business.  Specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs.  Our specialty services are provided primarily through the following businesses:

•
Behavioral Health.  Cenpatico Behavioral Health, or Cenpatico, manages behavioral healthcare for members via a contracted network of providers.  Cenpatico works with providers to determine the best services to help people overcome mental illness and lead productive lives.  Our networks feature a full range of services and levels of care to help people with mental illness reach their recovery and wellness goals.  In addition, we operate school-based programs in Arizona that focus on students with special needs and also provide speech and other therapy services.  We acquired Cenpatico in 2003.

•
Individual and State Sponsored Health Insurance Exchanges.  Celtic Insurance Company, or Celtic, is a national healthcare provider licensed in 49 states offering high-quality, affordable health insurance to individual customers and their families.  Sold online and through independent insurance agents nationwide, Celtic’s portfolio of major medical plans is designed to meet the diverse needs of the uninsured at all budget and benefit levels. Celtic also offers a standalone guaranteed-issue medical conversion program to self-funded employer groups, stop-loss and fully-insured group carriers, managed care plans, and HMO reinsurers. We acquired Celtic in July 2008.  In 2009, CeltiCare of Massachusetts was formed to provide state sponsored health insurance to the uninsured who do not qualify for Medicaid.  In 2010, NovaSys Health LLC was acquired to add both TPA and PPO network capabilities.

•
Life and Health Management.  Nurtur Health, Inc. (Nurtur) specializes in implementing life and health management programs that encourage healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs.  Health risk appraisals, biometric screenings, online and telephonic wellness programs, disease management and work-life/employee assistance services are areas of focus.  Nurtur Health uses telephonic health and work/life balance coaching, in-home and online interaction and informatics processes to deliver effective clinical outcomes, enhanced patient-provider satisfaction and overall healthcare cost.  Nurtur was formed in December 2007 through the combination of three entities we acquired from July 2005 through November 2007.

•
Long-term Care and Acute Care.  Bridgeway Health Solutions, or Bridgeway, provides long-term care services to the elderly and people with disabilities that meet income and resources requirements who are at risk of being or are institutionalized.  Bridgeway has long-term care members in the Maricopa, Yuma and La Paz counties of Arizona.  Bridgeway participates with community groups to address situations that might be barriers to quality care and independent living.  Bridgeway commenced long-term care operations in 2006.  Bridgeway also provides acute care services to members in the Yavapai county of Arizona.  These services include emergency and physician and hospitalization services, limited dental and rehabilitative services and other maternal and child health services.  Bridgeway commenced acute care operations in October 2008.

•
Managed Vision.  OptiCare administers routine and medical surgical eye care benefits via its own contracted national network of eye care providers. OptiCare clients include Medicaid, Medicare, and commercial health plans, as well as employer groups. OptiCare has been providing vision network services for over 25 years and offers a variety of plan designs to meet the individual needs of its clients and members.  We acquired the managed vision business of OptiCare Health Systems, Inc. in 2006.

•
Telehealth Services.  NurseWise and Nurse Response provide a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year.  Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions.  Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours.  Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.  Call volume is based on membership levels and seasonal variation.  NurseWise commenced operations in 1998 and Nurse Response was acquired in 2006.

•
Pharmacy Benefits Management.  US Script offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a lowest net cost strategy that helps optimize clients' pharmacy benefit.  Services include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, specialty and mail order pharmacy services, patient and physician intervention.  We acquired US Script in 2006.

•
Care Management Software.  Casenet is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs.  We maintain an equity investment in Casenet and are currently implementing this new software platform which is available for sale to third parties.  We acquired a controlling interest in Casenet in 2010 and present it as a consolidated subsidiary of the Company.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program was established in 1998 and provides controls by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care and help assure that our values are reflected in everything we do.

The two primary standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines and the “Compliance Program Guidance” series issued by the Office of the Inspector General, or OIG, of the Department of Health and Human Services.  Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance.  These key components are:

•	written standards of conduct;
•	designation of a corporate compliance officer and compliance committee;
•	effective training and education;
•	effective lines for reporting and communication;
•	enforcement of standards through disciplinary guidelines and actions;
•	internal monitoring and auditing; and
•	prompt response to detected offenses and development of corrective action plans.

The goal of the program is to build a culture of ethics and compliance, which is assessed yearly using a diagnostic survey to measure the integrity of the organization.  Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and various resources for employees to report concerns or ask questions.  If needed, employees have access to the contact information for the members of the Audit Committee to report concerns.  Our Ethics and Compliance Helpline is a toll-free number operated by a third party independent of the Company  to allow employees or other persons to report suspected incidents of fraud, abuse or other compliance violations.  The Board of Directors reviews an ethics compliance report on a quarterly basis.

COMPETITION

We continue to face varying and increasing levels of competition as we expand in our existing service areas or enter new markets, as federal regulations require at least two competitors in each service area.  Healthcare reform may cause a number of commercial managed care organizations to decide to enter or exit the Medicaid market.

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

The process for obtaining authorization to operate as a managed care organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network and procedures for covering emergency medical conditions.  Under both state managed care organization statutes and state insurance laws, our health plan subsidiaries, as well as our specialty companies, must comply with minimum statutory capital and other financial requirements, such as deposit and reserve requirements.  Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds.  Our subsidiaries are also subject to periodic state and federal reporting requirements.  In addition, each health plan and individual health insurance provider must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations.  These regulations in certain states include:

•	premium taxes or similar assessments;
•	stringent prompt-pay laws;
•	disclosure requirements regarding provider fee schedules and coding procedures; and
•	programs to monitor and supervise the activities and financial solvency of provider groups.

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

Additionally, the holding company acts of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

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

Our state contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid sector, including provisions relating to:

•	eligibility, enrollment and disenrollment processes;	•	health education and wellness and prevention programs;
•	covered services;	•	timeliness of claims payment;
•	eligible providers;	•	financial standards;
•	subcontractors;	•	safeguarding of member information;
•	record-keeping and record retention;	•	fraud and abuse detection and reporting;
•	periodic financial and informational reporting;	•	grievance procedures; and
•	quality assurance;	•	organization and administrative systems.
•	accreditation;

A health plan or individual health insurance provider’s compliance with these requirements is subject to monitoring by state regulators and by CMS.  A health plan is also subject to periodic comprehensive quality assurance evaluations by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan.  A health plan or individual health insurance provider must also submit reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

The table below sets forth the term of our state contracts and provides details regarding related renewal or extension and termination provisions as of December 31, 2010.  The contracts are subject to termination by the state for cause, an event of default or lack of funding.

State Contract	Expiration Date	Renewal or Extension by the State

Arizona – Acute Care	September 30, 2011	May be extended for up to two additional one-year terms.

Arizona – Behavioral Health	June 30, 2013	Renewable for two additional one-year terms.

Arizona – Long-term Care	September 30, 2011	Renewable through the state’s reprocurement process.

Arizona – Special Needs Plan (Medicare)	December 31, 2011	Renewable annually for successive 12-month periods.

Florida – Medicaid & ABD	August 31, 2012	Renewable through the state’s recertification process.

Florida – Long-term Care	August 31, 2011	Renewable through the state’s recertification process.

Georgia – Medicaid & CHIP	June 30, 2011	Renewable for three additional one-year terms.

Indiana – Medicaid & CHIP	December 31, 2014	Renewable for two additional one-year terms.

Kansas – Behavioral Health	June 30, 2011	May be extended for up to one additional one-year term.

Massachusetts – Commonwealth Care	June 30, 2011	Renewable through the state’s recertification process.

Massachusetts – Commonwealth Care Bridge	June 30, 2011	May be extended for up to three additional one-year terms.

Mississippi – ABD	December 31, 2013	Renewable through the state’s recertification process.

Ohio – Medicaid, CHIP & ABD	June 30, 2011	Renewable annually for successive 12-month periods.

Ohio – Special Needs Plan (Medicare)	December 31, 2011	Renewable annually for successive 12-month periods.

South Carolina – Medicaid & ABD	March 31, 2012	May be extended for up to one additional year and subsequently renewable through the state’s recertification process.

Texas – Medicaid, CHIP & ABD	August 31, 2013	Renewable through the state’s reprocurement process.1

Texas – CHIP Rural Service Area	August 31, 2013	May be extended for up to five additional years.

Texas – Foster Care	August 31, 2012	May be extended for up to three and a half additional years.

Texas – Special Needs Plan (Medicare)	December 31, 2011	Renewable annually for successive 12-month periods.

Wisconsin – Medicaid, CHIP & ABD	December 31, 2011	Renewable through the state’s recertification process.

Wisconsin – Network Health Plan Subcontract	December 31, 2011	Renews automatically for successive five-year terms.

Wisconsin – Special Needs Plan (Medicare)	December 31, 2011	Renewable annually for successive 12-month periods.

1 The Texas Medicaid, CHIP and ABD contract is currently subject to renewal under the state’s reprocurement process effective March 1, 2012.

HIPAA and HITECH

In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA.  The Act is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance transactions and ensure the privacy and security of individual’s information.  Among the main requirements of HIPAA are the “Administrative Simplification” provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and security of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Reinvestment and Recovery Act of 2009, amended certain provisions of HIPAA and introduced new data security obligations for covered entities and their business associates.  HITECH also mandated individual notification in instances of data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights.

 The Privacy and Security Rules and HITECH enhancements establish requirements to protect the privacy of medical records and other personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates.  Among numerous other requirements, the privacy regulations:

•	limit certain uses and disclosures of private health information, and require patient authorizations for such uses and disclosures of private health information;
•	guarantee patients the right to access their health information and to know who else has accessed it;
•	limit most disclosure of health information to the minimum needed for the intended purpose;
•	establish procedures to ensure the protection of private health information;
•	authorize access to records by researchers and others;
•	establish requirements for breach notification; and
•	impose criminal and civil sanctions for improper uses or disclosures of health information.

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses, and their business associates to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of personal health information when it is electronically stored, maintained or transmitted.  The HITECH Act established a federal requirement for notification when the security of personal health information is breached.  In addition there is a patchwork of states laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted.  Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format.  Penalties can be imposed for failure to comply with these requirements.  The transaction standards are being modified to version 5010 to prepare for the implementation of the ICD10 coding system.

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

We have implemented processes, policies and procedures to comply with both HIPAA and HITECH, including administrative, technical and physical safeguards to prevent against electronic data breach.  We provide education and training for employees specifically designed to help prevent any unauthorized use or access to personal health information and enhance the reporting of suspected breaches.  In addition, our corporate privacy officer and health plan privacy officials serve as resources to employees to address any questions or concerns they may have.

Other Fraud and Abuse Laws

Investigating and prosecuting healthcare fraud and abuse became a top priority for state and federal law enforcement entities in the last decade.  The focus of these efforts has been directed at participants in public government healthcare programs such as Medicaid.  The laws and regulations relating to Medicaid fraud and abuse and the contractual requirements applicable to health plans participating in these programs are complex and changing and may require substantial resources.  We are constantly looking for ways to improve our waste, fraud and abuse detection methods.  We have both prospective and retrospective processes to identify abusive patterns and fraudulent billing.

EMPLOYEES

As of December 31, 2010, we had approximately 4,200 employees.  None of our employees are represented by a union.  We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 10, 2011:

Name	Age	Position
Michael F. Neidorff	68	Chairman and Chief Executive Officer
Karen A. Bedell	51	Senior Vice President, New Business Integration & Development
Mark W. Eggert	49	Executive Vice President, Health Plan Business Unit
Carol E. Goldman	53	Executive Vice President and Chief Administrative Officer
Jason M. Harrold	41	Senior Vice President, Specialty Business Unit
Jesse N. Hunter	35	Executive Vice President, Corporate Development
Donald G. Imholz	58	Executive Vice President and Chief Information Officer
Edmund E. Kroll	51	Senior Vice President, Finance and Investor Relations
Mary V. Mason	42	Senior Vice President and Chief Medical Officer
William N. Scheffel	57	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	35	Vice President, Corporate Controller and Chief Accounting Officer
Keith H. Williamson	58	Senior Vice President, Secretary and General Counsel

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

Karen H. Bedell.  Ms. Bedell has served as our Senior Vice President, New Business Integration & Development since May 2010.  From 2007 to 2009, Ms. Bedell served as Vice President and General Manager for DRS Marlo Coil, a manufacturer of heat transfer systems.  From 2003 to 2007, Ms. Bedell served as Senior Vice President, Marketing and Strategic Planning for Engineered Support Systems, Inc.

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

Dr. Mary V. Mason.  Dr. Mason has served as our Senior Vice President and Chief Medical Officer since March 2007. From April 2006 to February 2007, she served as our Vice President, Medical Affairs – Health Plans. From January 2006 to April 2006 she served as our National Medical Director.

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

States receive matching funds from the federal government to pay for their CHIP programs which have a per state annual cap. Because of funding caps, there is a risk that states could experience shortfalls in future years, which could have an impact on our ability to receive amounts owed to us from states in which we have CHIP contracts.

If any of our state contracts are terminated or are not renewed, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between June 30, 2011 and December 31, 2014. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  On January 31, 2011, a Florida District Court ruled that the entire health care reform law is unconstitutional.  Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal and others are in process.  We can not predict the ultimate outcome of any of the litigation.   Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.  While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal or change certain provisions of the law.  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

Changes in funding for Medicaid may affect our business. For example, on May 29, 2007, CMS issued a final rule that would reduce states’ use of intergovernmental transfers for the states’ share of Medicaid program funding. By restricting the use of intergovernmental transfers, this rule may restrict some states’ funding for Medicaid, which could adversely affect our growth, operations and financial performance. On May 23, 2008, the United States District Court for the District of Columbia vacated the final rule as improperly promulgated.  On November 30, 2010, CMS issued final regulations that remove these provisions and restore the regulatory language that was in place before the 2007 regulations were issued.  While this rule has been removed, we cannot predict whether another similar rule or any other rule that changes funding mechanisms will be promulgated, and if any are, what impact they will have on our business.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in South Carolina in December 2007, began our Foster Care program in Texas in April 2008, commenced operations in Florida in February 2009, in Massachusetts in July 2009, in Mississippi in January 2011, and expect to commence operations in Illinois in 2011. For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of December 31, 2010, we had $455.3 million in cash, cash equivalents and short-term investments and $618.6 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of December 31, 2010, we had $556.3 million of investments in state, municipal and corporate securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We are subject to the expenditures and risks associated with entering into any new line of business. Our failure to properly manage these expenditures and risks could have a negative impact on our overall business. For example, effective July 2008, we completed the previously announced acquisition of Celtic Group, Inc., the parent company of Celtic Insurance Company, or Celtic. Celtic is a national individual health insurance provider that provides health insurance to individual customers and their families. While we believed that the addition of Celtic would be complementary to our business, we had not previously operated in the individual health care industry.

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

Business expansion costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to obtain a state contract and process claims. If we were unsuccessful in obtaining the necessary license, winning the bid to provide service or attracting members in numbers sufficient to cover our costs, any new business of ours would fail. We also could be obligated by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or recover business expansion costs. The expenses associated with starting up a new business could have a significant impact on our results of operations if we are unable to achieve profitable operations in a timely fashion.

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have been experiencing extreme volatility and disruption over the past several years. The availability of credit, from virtually all types of lenders, has been restricted. Such conditions may persist during 2011 and beyond. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

Our providers and employees involved in medical care decisions may be subject to medical malpractice claims. In addition, some states have adopted legislation that permits managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability. Even if any claims brought against us are unsuccessful or without merit, they would still be time consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We own both of our corporate office headquarters buildings located in St. Louis, Missouri.  During 2008, 2009 and 2010, our capital expenditures included costs for the construction of a new real estate development on the property adjoining our corporate office, which we believe is necessary to accommodate our growing business.

We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate.  We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.  We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3.  Legal Proceedings

In May 2008, the Internal Revenue Services began an audit of the Company’s 2006 and 2007 tax returns.  In connection with the IRS examination, the field agent initially denied the $34.9 million tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS. The most significant change was to re-characterize the loss as a capital loss versus an ordinary loss.

In connection with an appeals conference in August 2010, the Company responded to the field agent's original write-up and provided additional documentation to the Appeals Officer to support the Company's view that sufficient technical tax authority existed at the time of the FirstGuard abandonment to support the Company's tax position. The Company is proceeding with the appeals process and believes that once the factual issues surrounding the abandonment are understood by the IRS, the position, more likely than not, will be upheld.

We routinely are subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, we do not expect the results of any of these matters individually, or in the aggregate, to have a material effect on our financial position or results of operations.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003.  The high and low prices, as reported by the NYSE, are set forth below for the periods indicated.

	2010 Stock Price		2009 Stock Price
	High	Low	High	Low
First Quarter	$25.03	$17.60	$22.50	$15.00
Second Quarter	25.95	20.51	21.00	17.29
Third Quarter	23.65	20.00	20.48	16.89
Fourth Quarter	26.43	21.19	22.02	17.25

As of February 4, 2011, there were 59 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program, however, the terms of the Senior Notes require that all such redemptions are consummated on or before April 1, 2011.  The Company reserves the right to discontinue the repurchase program at any time.  During the year ended December 31, 2010, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2010
Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2010	949		$23.19	—	1,667,724
November 1 – November 30, 2010	3,946		22.66	—	1,667,724
December 1 – December 31, 2010	99,470		24.11	—	1,667,724
TOTAL	104,365	1	$24.04	—	1,667,724
________________
1 Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

Stock Performance Graphs

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2005 to December 31, 2010 with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index over the same period.  The graph assumes an investment of $100 on December 31, 2005 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index and assumes the reinvestment of any dividends.

$150.00
$125.00
$100.00
$75.00
$50.00
Centene Corporation
New York Stock Exchange Composite Index
MS Health Care Payor Index
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Centene Corporation	$100.00	$93.46	$104.37	$74.97	$80.52	$96.39
New York Stock Exchange Composite Index	$100.00	$117.86	$125.62	$74.25	$92.66	$102.71
MS Health Care Payor Index	$100.00	$106.65	$123.92	$56.00	$85.91	$98.96

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.  The assets, liabilities and results of operations of FirstGuard and University Health Plans have been classified as discontinued operations for all periods presented.  The data for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 are derived from consolidated financial statements included elsewhere in this filing.  The data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 are derived from consolidated financial statements not included in this filing.

	Year Ended December 31,
	2010	2009	2008	2007	20061
	(In thousands, except share data)

Revenues:
Premium	$4,192,172	$3,786,525	$3,199,360	$2,611,953	$1,707,439
Service	91,661	91,758	74,953	80,508	79,159
Premium and service revenues	4,283,833	3,878,283	3,274,313	2,692,461	1,786,598
Premium tax	164,490	224,581	90,202	76,567	35,848
Total revenues	4,448,323	4,102,864	3,364,515	2,769,028	1,822,446
Expenses:
Medical costs	3,514,394	3,163,523	2,640,335	2,190,898	1,436,371
Cost of services	63,919	60,789	56,920	61,348	60,287
General and administrative expenses	547,823	514,529	444,733	384,970	267,712
Premium tax expense	165,118	225,888	90,966	76,567	35,848
Total operating expenses	4,291,254	3,964,729	3,232,954	2,713,783	1,800,218
Earnings from operations	157,069	138,135	131,561	55,245	22,228
Other income (expense):
Investment and other income	15,205	15,691	21,728	24,452	15,511
Interest expense	(17,992)	(16,318)	(16,673)	(15,626)	(10,574)
Earnings from continuing operations, before income tax expense	154,282	137,508	136,616	64,071	27,165
Income tax expense	59,900	48,841	52,435	23,031	9,565
Earnings from continuing operations, net of income tax expense	94,382	88,667	84,181	41,040	17,600
Discontinued operations, net of income tax expense (benefit) of $4,388, $(1,204), $(281), $(31,563), and $12,412, respectively	3,889	(2,422)	(684)	32,362	(61,229)
Net earnings (loss)	98,271	86,245	83,497	73,402	(43,629)
Noncontrolling interest	3,435	2,574	—	—	—
Net earnings (loss) attributable to Centene Corporation	$94,836	$83,671	$83,497	$73,402	$(43,629)

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$90,947	$86,093	$84,181	$41,040	$17,600
Discontinued operations, net of income tax expense (benefit)	3,889	(2,422)	(684)	32,362	(61,229)
Net earnings (loss)	$94,836	$83,671	$83,497	$73,402	$(43,629)

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.87	$2.00	$1.95	$0.95	$0.41
Discontinued operations	0.08	(0.06)	(0.02)	0.74	(1.42)
Basic earnings (loss) per common share	$1.95	$1.94	$1.93	$1.69	$(1.01)
Diluted:
Continuing operations	$1.80	$1.94	$1.90	$0.92	$0.39
Discontinued operations	0.08	(0.05)	(0.02)	0.72	(1.37)
Diluted earnings (loss) per common share	$1.88	$1.89	$1.88	$1.64	$(0.98)

Weighted average number of common shares outstanding:
Basic	48,754,947	43,034,791	43,275,187	43,539,950	43,160,860
Diluted	50,447,888	44,316,467	44,398,955	44,823,082	44,613,622
___________________________________________
1 2006 results for discontinued operations include a goodwill impairment charge of $81,098 and other non-cash impairment charges of $7,170 for the FirstGuard reporting unit.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$433,914	$400,951	$370,999	$267,305	$237,514
Investments and restricted deposits	639,983	585,183	451,058	369,545	174,431
Total assets	1,943,882	1,702,364	1,451,152	1,121,824	894,980
Medical claims liability	456,765	470,932	384,360	323,741	241,073
Long-term debt	327,824	307,085	264,637	206,406	174,646
Total stockholders’ equity	797,055	619,427	501,272	415,047	326,423

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

OVERVIEW

Our financial performance for 2010 is summarized as follows:

•	Year-end at-risk managed care membership of 1,533,500, an increase of 75,300 members, or 5.2% year over year.
•	Premium and service revenues from continuing operations of $4.3 billion, representing 10.5% growth year over year.
•	Health Benefits Ratio from continuing operations of 83.8%, compared to 83.5% in 2009.
•	General and Administrative expense ratio from continuing operations of 12.8%, compared to 13.3% in 2009.
•	Diluted net earnings per share from continuing operations of $1.80.
•	Total operating cash flows of $168.9 million, or 1.7 times net earnings.

We completed the sale of University Health Plans, Inc., or UHP, our New Jersey health plan, in the first quarter of 2010.  Unless specifically noted, all discussions are in the context of continuing operations, and therefore, exclude UHP.  The results of operations for UHP are classified as discontinued operations for all periods presented.

The following items contributed to our revenue and membership growth over the last two years:

•
Florida. In February 2009, we began converting non-risk managed care membership from Access Health Solutions LLC, or Access, to our subsidiary, Sunshine State Health Plan on an at-risk basis.  During 2010, we completed the conversion of approximately 26,000 members from Access.  Additionally, in December 2010, we completed the acquisition of Citrus Health Care, Inc., a Medicaid and long-term care health plan.

•
South Carolina. In March 2009, we completed the acquisition of Amerigroup Community Care of South Carolina, Inc. and in June 2010, we completed the acquisition of Carolina Crescent Health Plan.  We served 90,300 at-risk members in South Carolina as of December 31, 2010.

•
Massachusetts.  In July 2009, we began managing healthcare services for members under the state’s Commonwealth Care program and in October 2009 under the Commonwealth Care Bridge program.  In April 2010, we began offering an individual insurance product, under the names of Commonwealth Choice and CeltiCare Direct, for residents of the Boston area who do not qualify for other state funded insurance programs.  At December 31, 2010, we served 36,200 members operating as CeltiCare Health Plan of Massachusetts.

•
Arizona. In December 2010, we began operating under an expanded contract from the Arizona Department of Health Services to manage behavioral healthcare services for an additional four counties including Santa Cruz, Greenlee, Graham and Cochise.

•
Celtic Insurance Company, Inc. In July 2010, we closed on the acquisition of certain assets and liabilities of NovaSys Health, LLC, a third party administrator in Arkansas that complements our existing Celtic business.  In November 2010, we began operating under a new contract with the Texas Department of Insurance to provide affordable health insurance plans for Texas small businesses under the new Healthy Texas initiative.

We expect the following items to contribute to our future growth potential:

•
In September 2010, our new subsidiary, IlliniCare Health Plan, was selected as one of two vendors to provide managed care services to older adults and adults with disabilities under the Integrated Care Program in six counties of Illinois.  We expect operations to commence in the first half of 2011.

•
In January 2011, we began operating under a new contract in Mississippi to provide managed care services to Medicaid recipients through the Mississippi Coordinated Access Network (MississippiCan) program.

•	In January 2011, we began operating under a new statewide managed care contract serving Healthy Indiana Plan members.
•	In February 2011, we began operating under an additional STAR+PLUS ABD contract in Texas in the Dallas service area.

As part of an RFP process, the state of Texas added a second vendor to the rural CHIP product in September 2010, which we previously managed under an exclusive contract.  As a result, our December 31, 2010 membership in this product decreased by approximately 50,000 as compared to the prior year.

In April 2010, we were notified by the Wisconsin Department of Health Services that our Wisconsin subsidiary, Managed Health Services (MHS), was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract. The change was effective November 1, 2010; after a two-month transition period (September through October), MHS no longer serves BadgerCare Plus Standard and Benchmark members in Milwaukee, Washington, Ozaukee, Waukesha and Kenosha counties.  MHS continues to serve Wisconsin Core Plan and ABD members in this region as well as members in other regions of the state.  In 2010, we filed a legal challenge to the State of Wisconsin's decision on the southeast region reprocurement. The lawsuit is currently pending before the Wisconsin court of appeals. The timing and outcome of any decision from the appellate court is unknown at this time.

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, or the Acts, were enacted in the United States.  The Acts contain provisions we expect will have a significant effect on our business in coming years including expanding Medicaid eligibility beginning in 2014 to recipients with incomes below 133% of the federal poverty level, retaining the CHIP program in its current form, and requiring state-based exchanges similar to our experience in Massachusetts in the future.  The Acts allow states to receive the same level of rebates from pharmaceutical companies for their Medicaid programs, whether or not the states participate in managed care.  The Acts also impose an excise tax on health insurers beginning in 2014 based upon relative market share.  Effective in 2011, minimum health benefit cost ratios will be mandated for commercial, fully-insured major medical health plans in the individual market, like our Celtic subsidiary.  The minimum health benefit cost ratio for these commercial plans will be set at 80% of premium revenue, adjusted for certain taxes, fees, assessments, risk premium and a credibility factor based upon both the number of covered life years and an average plan cost sharing adjustment calculated for each state.  If the actual health benefit cost ratios do not meet the minimum calculated for any state, rebates will be paid to those policyholders.  Due to its complexity and lack of comprehensive interpretive guidance and implementing regulations, the full impact of the Acts on Celtic is not yet fully known.  The health benefit cost ratio minimum does not apply to other Centene subsidiaries.

MEMBERSHIP

From December 31, 2008 to December 31, 2010, we increased our at-risk managed care membership by 28.0%.  The following table sets forth our membership by state for our managed care organizations:

	December 31,
	2010	2009	2008
Arizona	22,400	20,700	17,000
Florida	194,900	102,600	—
Georgia	305,800	309,700	288,300
Indiana	215,800	208,100	175,300
Massachusetts	36,200	27,800	—
Ohio	160,100	150,800	133,400
South Carolina	90,300	48,600	31,300
Texas	433,100	455,100	428,000
Wisconsin	74,900	134,800	124,800
Total at-risk membership	1,533,500	1,458,200	1,198,100
Non-risk membership	4,200	63,700	3,700
Total	1,537,700	1,521,900	1,201,800

The following table sets forth our membership by line of business:

	December 31,
	2010	2009	2008
Medicaid	1,177,100	1,081,400	877,400
CHIP & Foster Care	210,500	263,600	257,300
ABD & Medicare	104,600	82,800	61,300
Hybrid Programs	36,200	27,800	—
Long-term Care	5,100	2,600	2,100
Total at-risk membership	1,533,500	1,458,200	1,198,100
Non-risk membership	4,200	63,700	3,700
Total	1,537,700	1,521,900	1,201,800

The following table provides information for other membership categories:

	December 31,
	2010	2009	2008
Cenpatico Behavioral Health:
Kansas	39,200	41,400	41,100
Arizona	174,600	120,100	105,000

From December 31, 2009 to December 31, 2010 our membership changed as a result of:
•	acquisitions in Florida and South Carolina;
•	continued conversion of non-risk membership from Access to at-risk under Sunshine State Health Plan in Florida; and
•	decreased membership in Texas and Wisconsin as discussed above.

From December 31, 2008 to December 31, 2009 our membership increased in all of our states as a result of:
•	strong organic growth as a result of general economic conditions;
•	acquisitions in Florida and South Carolina;
•	the conversion of non-risk membership from Access to at-risk under Sunshine State Health Plan in Florida; and
•	expansion into Massachusetts under the state Commonwealth Care Bridge and Commonwealth Care programs.

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2010, 2009 and 2008, as prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for 2010, 2009 and 2008 are as follows ($ in millions):

	2010	2009	2008	% Change 2009 - 2010		% Change 2008 - 2009
Premium	$4,192.2	$3,786.5	$3,199.3	10.7%		18.4%
Service	91.6	91.8	75.0	(0.1	) %	22.4%
Premium and service revenues	4,283.8	3,878.3	3,274.3	10.5%		18.4%
Premium tax	164.5	224.6	90.2	(26.8	) %	149.0%
Total revenues	4,448.3	4,102.9	3,364.5	8.4%		21.9%
Medical costs	3,514.4	3,163.5	2,640.3	11.1%		19.8%
Cost of services	63.9	60.8	56.9	5.1%		6.8%
General and administrative expenses	547.8	514.6	444.7	6.5%		15.7%
Premium tax expense	165.1	225.9	91.0	(26.9	) %	148.3%
Earnings from operations	157.1	138.1	131.6	13.7%		5.0%
Investment and other income, net	(2.8)	(0.6)	5.0	344.5%		(112.4)%
Earnings from continuing operations, before income tax expense	154.3	137.5	136.6	12.2%		0.7%
Income tax expense	59.9	48.8	52.4	22.6%		(6.9)%
Earnings from continuing operations, net of income tax expense	94.4	88.7	84.2	6.4%		5.3%
Discontinued operations, net of income tax expense (benefit) of $4.4, $(0.3) and $(31.6) respectively	3.9	(2.4)	(0.7)	(260.6)%		254.1%
Net earnings	98.3	86.3	83.5	13.9%		3.3%
Noncontrolling interest	3.5	2.6	—	33.4%		—
Net earnings attributable to Centene Corporation	$94.8	$83.7	$83.5	13.3%		0.2%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$90.9	$86.1	$84.2	5.6%		2.3%
Discontinued operations, net of income tax expense (benefit)	3.9	(2.4)	(0.7)	(260.6)%		254.1%
Net earnings	$94.8	$83.7	$83.5	13.3%		0.2%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$1.80	$1.94	$1.90	(7.2	) %	2.1%
Discontinued operations	0.08	(0.05)	(0.02)	(260.0)%		(150.0)%
Total diluted earnings per common share	$1.88	$1.89	$1.88	(0.5)%		0.5%

Overview

Revenues and Revenue Recognition

Our health plans generate revenues primarily from premiums we receive from the states in which we operate.  We receive a fixed premium per member per month pursuant to our state contracts.  We generally receive premium payments during the month we provide services and recognize premium revenue during the period in which we are obligated to provide services to our members.  In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership.  Generally, the risk score is determined by the state analyzing submissions of processed claims data to determine the acuity of our membership relative to the entire state’s membership.  Some contracts allow for additional premium associated with certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

Our specialty services generate revenues under contracts with state programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of services.

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

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  In 2009, one of the states in which we operate increased their premium which was required to be passed through to hospitals in the state.  For the years ended December 31, 2010 and 2009, this pass-through totaled $84.2 million and $132.9 million.  We exclude premium taxes from our key ratios as we believe the premium tax is a pass-through of costs and not indicative of our operating performance.

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

Cost of Services

Cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager’s external revenues and certain direct costs to support the functions responsible for generation of our services revenues. These expenses consist of the salaries and wages of the professionals who provide the services and associated expenses.

General and Administrative Expenses

General and administrative expenses, or G&A, primarily reflect wages and benefits, including stock compensation expense, and other administrative costs associated with our health plans, specialty companies and centralized functions that support all of our business units. Our major centralized functions are finance, information systems and claims processing. G&A expenses also include business expansion costs, such as wages and benefits for administrative personnel, contracting costs, and information technology buildouts, incurred prior to the commencement of a new contract or health plan.

The G&A expense ratio represents G&A expenses as a percentage of premium and service revenues, and reflects the relationship between revenues earned and the costs necessary to earn those revenues.

Other Income (Expense)

Other income (expense) consists principally of investment income from cash and investments, earnings in equity method investments, and interest expense on debt.

Discontinued Operations

In November 2008, we announced our intention to sell certain assets of UHP, our New Jersey health plan.  Accordingly, the results of operations for UHP are reported as discontinued operations for all periods presented.  We completed the sale in the first quarter of 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Premium and service revenues increased 10.5% in 2010 over 2009 as a result of membership growth discussed under the heading “Membership”, and net premium rate increases in 2010.  The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In 2010, we received premium rate adjustments in certain markets which yielded a net 2.3% composite increase across all of our markets.  The increase in premium and service revenues was moderated by the removal of pharmacy services in two states in 2010.  These pharmacy carve outs had the effect of reducing revenue by approximately $185.0 million during 2010.

Operating Expenses

Medical Costs

The table below depicts the HBR for our external membership by member category:

	Year Ended December 31,
	2010	2009
Medicaid and CHIP	83.6%	84.6%
ABD and Medicare	85.0	81.1
Specialty Services	83.4	80.2
Total	83.8	83.5

The consolidated HBR of 83.8% for 2010 represented a 0.3% increase from the 2009 consolidated HBR of 83.5%.   The increase is mainly due to our Florida and Texas health plans and is partially offset by improvements from our Georgia health plan.  The impact from our Florida health plan is due to the higher HBR we have experienced in this market combined with the growth in membership and revenue from 2009 to 2010.  The Texas health plan performance was impacted in 2010 as member mix shifted to less favorable HBR categories.  The improvements from the Georgia health plan are due to provider network and utilization management initiatives.

General and Administrative Expenses

The consolidated G&A expense ratio for the years ended December 31, 2010 and 2009 was 12.8% and 13.3%, respectively.  The decrease in the ratio in 2010 primarily reflects the leveraging of our expenses over higher revenues, partially offset by an increase in contributions to our charitable foundation as well as increased business expansion costs.

Investment and Other Income, Net

The following table summarizes the components of investment and other income, net ($ in millions):
	Year Ended December 31,
	2010	2009
Investment income	$14.9	$15.6
Net gain on sale of investments	2.5	0.1
Impairment of investment	(5.5)	—
Gain on Reserve Primary Fund distributions	3.3	—
Interest expense	(18.0)	(16.3)
Investment and other income, net	$(2.8)	$(0.6)

The decrease in investment income in 2010 reflects the decline in market interest rates.

In September 2010, we determined we had an other-than-temporary impairment of our investment in Casenet, LLC, a company that provides software to automate the clinical, administrative, and technical components of care management programs.  As a result, the Company recorded an impairment charge of $5,531, including $3,531 of convertible promissory notes. Additionally, we are a customer of Casenet, LLC and in December 2010, we purchased an additional investment interest in exchange for majority control of Casenet, LLC.

As a result of tightening our investment criteria for municipal securities, we sold municipal securities resulting in net gains of $2.5 million during 2010. Also in 2010, we received distributions from the Reserve Primary Fund of $5.7 million resulting in a gain of $3.3 recorded for the distributions received in excess of our adjusted basis.

Interest expense increased reflecting the borrowings on the loans associated with the construction of our corporate headquarters.  The real estate development was placed in service in the third quarter 2010 and accordingly we ceased capitalizing interest on the project.  The increase was partially offset by the reduction in debt outstanding under our revolving credit agreement as a result of the equity offering completed during the first quarter of 2010.

Income Tax Expense

Excluding the amounts attributable to noncontrolling interest, our effective tax rate in 2010 was 39.7% compared to 36.2% in 2009.  The increase in 2010 was primarily driven by legislation enacted in May 2010 in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  Accordingly, a deferred tax asset of $1.7 million related to Georgia state net operating loss carry forwards was written off during the second quarter.  Additionally, the increase in the effective tax rate in 2010 was also related to a decrease in tax exempt interest and an increase in state income taxes.

Discontinued Operations

Pre-tax earnings related to discontinued operations (consisting solely of the New Jersey health plan operations) were $8.3 million in 2010 compared to a pre-tax loss of $3.6 million in 2009.  As a result of the sale of certain assets of the New Jersey operations in March 2010, we recognized a pre-tax gain of $8.2 million, which was $3.9 million after tax, or $0.08 per diluted share.  Additionally, we recognized $1.2 million of restructuring costs associated with the exit primarily due to lease termination costs and employee retention programs.  The total revenue associated with UHP included in results from discontinued operations was $21.8 million and $145.1 million for 2010 and 2009, respectively.  UHP had remaining statutory capital of approximately $2.5 million at December 31, 2010, which will be transferred to unregulated cash as operations wind-down, subject to regulatory approval.

Segment Results

The following table summarizes our operating results by segment ($ in millions):

	2010	2009	% Change 2009-2010
Premium and Service Revenues
Medicaid Managed Care	$3,740.5	$3,464.8	8.0%
Specialty Services	1,112.1	1,049.5	6.0%
Eliminations	(568.8)	(636.0)	(10.6	) %
Consolidated Total	$4,283.8	$3,878.3	10.5%

Earnings from Operations
Medicaid Managed Care	$117.1	$99.3	17.9%
Specialty Services	40.0	38.8	2.9%
Consolidated Total	$157.1	$138.1	13.7%

Medicaid Managed Care

Premium and service revenues increased 8.0% in 2010 due to membership growth and net premium rate increases in 2010.  Earnings from operations increased 17.9% in 2010 reflecting overall growth in our membership and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 6.0% in 2010 primarily due to growth of our operations in Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations increased 2.9% in 2010 reflecting the growth in service revenue for lower margin services, higher HBR in 2010, and the effect of pharmacy carve outs in two states.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

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

In November 2007, we received a contract amendment from the State of Georgia providing for an effective premium rate increase in Georgia effective July 1, 2007.  The State of Georgia returned the fully executed contract in January 2008 and, accordingly, we recorded the additional revenue, retroactive to July 1, 2007, in the first quarter of 2008.  The premium revenue, related to the period from July 1, 2007 to December 31, 2007, totals approximately $20.8 million.

Contract amendments related to rate increases for the Georgia health plan effective July 1, 2009 and July 1, 2010 were not fully executed until the respective fourth quarters and accordingly, the premium revenue from July 1 to September 30 was recorded in the fourth quarter in each respective year.

Operating Expenses

Medical Costs

The table below depicts the HBR for our external membership by member category:

	Year Ended December 31,
	2009	2008
Medicaid and CHIP	84.6%	80.6%
ABD and Medicare	81.1	91.1
Specialty Services	80.2	83.8
Total	83.5	82.5

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

General and Administrative Expenses

The consolidated G&A expense ratio for the years ended December 31, 2009 and 2008 was 13.3% and 13.6%, respectively.  The decrease in the ratio in 2009 primarily reflects the leveraging of our expenses over higher revenues, partially offset by the effect of the acquisition of Celtic, our business expansion costs for Florida, Massachusetts and Mississippi and the consolidation of Access.

Investment and Other Income, Net

The following table summarizes the components of investment and other income, net ($ in millions):

	Year Ended December 31,
	2009	2008
Investment income	$15.7	$19.8
Earnings from equity method investee	—	6.4
Loss on Reserve Primary Fund	—	(4.5)
Interest expense	(16.3)	(16.7)
Investment and other income, net	$(0.6)	$5.0

Decreases in investment income in 2009 reflect the decline in market interest rates.

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

Income Tax Expense

Excluding the amounts attributable to noncontrolling interest, our effective tax rate in 2009 was 36.2% compared to 38.4% in 2008.  The decrease in 2009 was primarily related to an increase in 2008 due to a change in the estimated benefit to be realized from New Jersey state net operating loss carryforwards.

Discontinued Operations

The pre-tax loss from discontinued operations was $3.6 million in 2009 and $1.0 million in 2008.  Legal expenses of $1.8 million and employee retention expenses of $3.6 million related to the pending sale of UHP were included in the results from discontinued operations during 2009.  The 2008 results include a one-time charge of $3.7 million primarily for asset impairments and employee severance related to the sale.

Segment Results

The following table summarizes our operating results by segment ($ in millions):

	2009	2008	% Change 2008-2009
Premium and Service Revenues
Medicaid Managed Care	$3,464.8	$2,992.3	15.8%
Specialty Services	1,049.5	816.5	28.5%
Eliminations	(636.0)	(534.5)	19.0%
Consolidated Total	$3,878.3	$3,274.3	18.4%

Earnings from Operations
Medicaid Managed Care	$99.3	$108.4	(8.4	) %
Specialty Services	38.8	23.2	67.4%
Consolidated Total	$138.1	$131.6	5.0%

Medicaid Managed Care

Premium and service revenues increased 15.8% in 2009 due to membership growth in our states, especially Florida, Indiana, South Carolina and Texas.  Earnings from operations decreased in 2009 from 2008 levels due to the aforementioned effect of the Georgia rate increase.  Excluding the effects of recording this rate increase in 2008, earnings from operations increased 13.4% in 2009 over 2008 levels reflecting the overall growth in our membership and revenue base and improvements in our ABD product, especially in Ohio and South Carolina. This increase was partially offset by a rate decrease in Texas, higher medical costs related to the flu, and a higher HBR in Florida.

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

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2010, 2009 and 2008, that we use throughout our discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$168.9	$248.2	$222.0
Net cash used in investing activities	(210.6)	(270.1)	(153.9)
Net cash provided by financing activities	72.1	46.6	42.4
Net increase in cash and cash equivalents	$30.4	$24.7	$110.5

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $168.9 million in 2010, compared to $248.2 million in 2009 and $222.0 million in 2008.  Cash flows from operations benefited in 2010 and 2009 as a result of prepayments from several of our states.  We record prepayments from our states as unearned revenue.  Cash flows from operations in 2010 also reflected an increase in premium and related receivables due to increased business in Florida, Massachusetts and South Carolina.  As of December 31, 2010, we had unearned revenues and premium and related receivables of approximately $117.3 million and $136.2 million, respectively, representing advance payments and receivables from our state customers.

The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Year Ended December 31,
	2010	2009	2008
Premium and related receivables	$(23.4)	$2.4	$(1.5)
Unearned revenue	25.7	78.3	(36.5)
Net increase (decrease) in operating cash flow	$2.3	$80.7	$(38.0)

Cash flows from operations in 2009 also reflected an increase in medical claims liability primarily as a result of increased business in Florida, Massachusetts and South Carolina.  Cash flows from operations in 2008 reflected an increase in our medical claims liability as a result of new business in Texas, South Carolina and Arizona.

Investing activities used cash of $210.6 million in 2010, $270.1 million in 2009 and $153.9 million in 2008.  Cash flows from investing activities in 2010 and 2009 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.  In 2009, cash flows from investing activities also include membership conversion fees in Florida and acquisitions in Florida and South Carolina.  Cash flows from investing activities in 2008 included the acquisition of Celtic, which we acquired on July 1, 2008, capital expenditures and our investment in the Reserve Primary fund.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of December 31, 2010, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.2 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances as of December 31, ($ in millions):

	2010	2009
Cash, cash equivalents and short-term investments	$455.2	$440.5
Long-term investments	595.9	525.5
Restricted deposits	22.8	20.1
Total cash, investments and restricted deposits	$1,073.9	$986.1

Regulated cash, investments and restricted deposits	$1,043.0	$949.9
Unregulated cash and investments	30.9	36.2
Consolidated Total	$1,073.9	$986.1

Regulated cash and investments from discontinued operations1	$4.2	$24.9
________________________
1 Upon payment of remaining UHP medical claims liabilities and other liabilities, substantially all of the remaining regulated cash of UHP will be transferred to our unregulated cash.

We spent $31.7 million, $23.2 million and $44.1 million in 2010, 2009 and 2008, respectively, on capital expenditures for system enhancements and market expansions.  We also spent $31.6 million, $0.5 million, and $21.1 million in 2010, 2009 and 2008, respectively, for costs associated with our headquarters development including land, tenant improvements and furniture.  We anticipate spending approximately $55 million on capital expenditures in 2011 primarily associated with system enhancements and market expansions.

During the second quarter of 2009, we executed an agreement as a joint venture partner in an entity, Centene Center LLC, for the construction of a real estate development that includes the Company’s corporate headquarters.  For the years ended December 31, 2010 and 2009, Centene Center LLC had capital expenditures of $55.3 million and $59.4 million, respectively, for costs associated with the real estate development.  The development was placed into service in the third quarter of 2010.  We anticipate spending approximately $10 million on capital expenditures in 2011 associated with the real estate development.

In June 2009, our real estate joint venture executed a $95 million construction loan associated with the development.  In December 2010, we acquired the remaining ownership interest in the joint venture and refinanced the $95 million construction loan with an $80 million 10 year mortgage note payable.  The mortgage note is non-recourse to the Company, bears a 5.14% interest rate and has a financial covenant requiring a minimum debt service coverage ratio.

Our financing activities provided cash of $72.1 million in 2010, $46.6 million in 2009 and $42.4 million in 2008.  During 2010, our financing activities primarily related to proceeds from our stock offering and resulting payoff of our revolving credit facility discussed below, as well as borrowings for the construction of the real estate development discussed above.  During 2009, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and construction financing of the real estate development discussed above.  During 2008, our financing activities primarily related to borrowings under our $300 million revolver and stock repurchases.

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

At December 31, 2010, we had working capital, defined as current assets less current liabilities, of $(108.4) million, as compared to $(99.8) million at December 31, 2009.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At December 31, 2010, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 29.3%, compared to 33.2% at December 31, 2009.  Excluding the $80.0 million non-recourse mortgage note, our debt to capital ratio is 23.9%.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We had a $300 million revolving credit agreement which bore interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.  As of December 31, 2010, we had $60.0 million in borrowings outstanding under the agreement and $41.6 million in letters of credit outstanding, leaving availability of $198.4 million.  As of December 31, 2010, we were in compliance with all covenants.

In January 2011, we replaced the $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver will bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.  As a result of the refinancing, the outstanding balance associated with the previous revolving credit agreement continues to be classified as long term as of December 31, 2010.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program, however the terms of the Senior Notes require that all such redemptions are consummated on or before April 1, 2011.  We reserve the right to discontinue the repurchase program at any time.  We did not make any repurchases under this plan during 2010.

During the year ended December 31, 2010, we received dividends of $67.9 million from our regulated subsidiaries.  During the year ended December 31, 2009, we received dividends of $19.1 million from our regulated subsidiaries.  On July 1, 2008 we completed the acquisition of Celtic for a purchase price of approximately $82.0 million, net of unregulated cash acquired.  During the year ended December 31, 2008, the Company received a dividend from Celtic of $31.4 million concurrent with the acquisition, and received an additional dividend of $17.0 million from a regulated subsidiary.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations.  These obligations contain estimates and are subject to revision under a number of circumstances.  Our debt consists of borrowings from our senior notes, credit facility, mortgages and capital leases.  The purchase obligations consist primarily of software purchase and maintenance contracts.  The contractual obligations and estimated period of payment over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$456,765	$456,765	$—	$—	$—
Debt	330,641	2,817	6,496	189,492	131,836
Operating lease obligations	67,797	18,444	25,119	14,370	9,864
Purchase obligations	42,887	21,066	16,440	4,981	400
Interest on long-term debt 1	44,406	12,688	25,375	6,343	—
Reserve for uncertain tax positions	1,668	515	1,153	—	—
Other long-term liabilities 2	52,055	—	18,084	7,288	26,683
Total	$996,219	$513,295	$92,667	$222,474	$168,783
________________________________ 1 Interest on $175,000 Senior Notes. 2 Includes $8,326 separate account liabilities from third party reinsurance that will not be settled in cash.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2010, our subsidiaries had aggregate statutory capital and surplus of $516.1 million, compared with the required minimum aggregate statutory capital and surplus requirements of $308.0 million and we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2010, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financials Statements, included herein.

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

We use our judgment to determine the assumptions to be used in the calculation of the required estimates.  The assumptions we consider when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to fee schedules, and the incidence of high dollar or catastrophic claims.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2010 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(2.0)%	$63,000	(2.0)%	$(15,900)
(1.5)	47,000	(1.5)	(11,900)
(1.0)	31,100	(1.0)	(7,900)
(0.5)	15,600	(0.5)	(4,000)
0.5	(15,400)	0.5	4,000
1.0	(30,500)	1.0	8,100
1.5	(45,500)	1.5	12,100
2.0	(60,500)	2.0	16,200

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $2.8 million for the year ended December 31, 2010.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, January 1	$470,932	$384,360	$323,741
Acquisitions	—	—	15,398
Incurred related to:
Current year	3,582,463	3,216,533	2,659,036
Prior years	(68,069)	(53,010)	(18,701)
Total incurred	3,514,394	3,163,523	2,640,335
Paid related to:
Current year	3,133,527	2,752,983	2,292,150
Prior years	395,034	323,968	302,964
Total paid	3,528,561	3,076,951	2,595,114
Balance, December 31	$456,765	$470,932	$384,360

Claims inventory, December 31	434,900	423,400	269,300

Days in claims payable 1	45.6	50.1	49.9
________________________ 1 Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

The acquisition in 2008 includes reserves acquired in connection with our acquisition of Celtic.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2010 will be known by the end of 2011.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets.  These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  At December 31, 2010, we had $278.1 million of goodwill and $29.1 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 15 years
Provider contracts	5 – 10 years
Customer relationships	5 – 15 years
Trade names	7 – 20 years

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

Goodwill is reviewed annually during the fourth quarter for impairment.  In addition, an impairment analysis of intangible assets would be performed based on other factors.  These factors include significant changes in membership, state funding, medical contracts and provider networks and contracts.  The fair value of all reporting units with material amounts of goodwill was substantially in excess of the carrying value as of our annual impairment testing date.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2010, we had short-term investments of $21.3 million and long-term investments of $618.6 million, including restricted deposits of $22.8 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.   Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2010, the fair value of our fixed income investments would decrease by approximately $11.2 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

While the inflation rate in 2010 for medical care costs was slightly less than that for all items, historically inflation for medical care costs has generally exceeded that for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.  Additionally, our contracts with states require actuarially sound premiums that include health care cost trend.

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

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 21, 2011

 CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$433,914	$400,951
Cash and cash equivalents of discontinued operations	252	2,801
Total cash and cash equivalents	434,166	403,752
Premium and related receivables, net of allowance for uncollectible accounts of $17 and $1,338, respectively	136,243	103,456
Short-term investments, at fair value (amortized cost $21,141 and $39,230, respectively)	21,346	39,554
Other current assets	64,154	64,866
Current assets of discontinued operations other than cash	912	4,506
Total current assets	656,821	616,134
Long-term investments, at fair value (amortized cost $585,862 and $514,256, respectively)	595,879	525,497
Restricted deposits, at fair value (amortized cost $22,755 and $20,048, respectively)	22,758	20,132
Property, software and equipment, net of accumulated depreciation of $138,629 and $103,883, respectively	326,341	230,421
Goodwill	278,051	224,587
Intangible assets, net	29,109	22,479
Other long-term assets	30,057	36,829
Long-term assets of discontinued operations	4,866	26,285
Total assets	$1,943,882	$1,702,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$456,765	$470,932
Accounts payable and accrued expenses	185,218	132,001
Unearned revenue	117,344	91,644
Current portion of long-term debt	2,817	646
Current liabilities of discontinued operations	3,102	20,685
Total current liabilities	765,246	715,908
Long-term debt	327,824	307,085
Other long-term liabilities	53,378	59,561
Long-term liabilities of discontinued operations	379	383
Total liabilities	1,146,827	1,082,937

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 52,172,037 issued and 49,616,824 outstanding at December 31, 2010, and 45,593,383 issued and 43,179,373 outstanding at December 31, 2009	52	46
Additional paid-in capital	384,206	281,806
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	6,424	7,348
Retained earnings	453,743	358,907
Treasury stock, at cost (2,555,213 and 2,414,010 shares, respectively)	(50,486)	(47,262)
Total Centene stockholders’ equity	793,939	600,845
Noncontrolling interest	3,116	18,582
Total stockholders’ equity	797,055	619,427
Total liabilities and stockholders’ equity	$1,943,882	$1,702,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Premium	$4,192,172	$3,786,525	$3,199,360
Service	91,661	91,758	74,953
Premium and service revenues	4,283,833	3,878,283	3,274,313
Premium tax	164,490	224,581	90,202
Total revenues	4,448,323	4,102,864	3,364,515
Expenses:
Medical costs	3,514,394	3,163,523	2,640,335
Cost of services	63,919	60,789	56,920
General and administrative expenses	547,823	514,529	444,733
Premium tax expense	165,118	225,888	90,966
Total operating expenses	4,291,254	3,964,729	3,232,954
Earnings from operations	157,069	138,135	131,561
Other income (expense):
Investment and other income	15,205	15,691	21,728
Interest expense	(17,992)	(16,318)	(16,673)
Earnings from continuing operations, before income tax expense	154,282	137,508	136,616
Income tax expense	59,900	48,841	52,435
Earnings from continuing operations, net of income tax expense	94,382	88,667	84,181
Discontinued operations, net of income tax expense (benefit) of $4,388, $(1,204) and $(281), respectively	3,889	(2,422)	(684)
Net earnings	98,271	86,245	83,497
Noncontrolling interest	3,435	2,574	—
Net earnings attributable to Centene Corporation	$94,836	$83,671	$83,497

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$90,947	$86,093	$84,181
Discontinued operations, net of income tax expense (benefit)	3,889	(2,422)	(684)
Net earnings	$94,836	$83,671	$83,497

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.87	$2.00	$1.95
Discontinued operations	0.08	(0.06)	(0.02)
Basic earnings per common share	$1.95	$1.94	$1.93
Diluted:
Continuing operations	$1.80	$1.94	$1.90
Discontinued operations	0.08	(0.05)	(0.02)
Diluted earnings per common share	$1.88	$1.89	$1.88

Weighted average number of common shares outstanding:
Basic	48,754,947	43,034,791	43,275,187
Diluted	50,447,888	44,316,467	44,398,955

The accompanying notes to the consolidated financial statements are an integral part of these statements

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2007	44,532,394	$45	$239,178	$1,571	$191,739	864,557	$(17,486)	$—	$415,047
Comprehensive Earnings:
Net earnings	—	—	—	—	83,497	—	—	—	83,497
Change in unrealized investment gains, net of $882 tax	—	—	—	1,581	—	—	—	—	1,581
Total comprehensive earnings	—	—	—	—	—	—	—	—	85,078
Common stock issued for employee benefit plans	538,785	—	6,229	—	—	—	—	—	6,229
Common stock repurchases	—	—	—	—	—	1,218,858	(23,510)	—	(23,510)
Stock compensation expense	—	—	15,328	—	—	—	—	—	15,328
Excess tax benefits from stock compensation			3,100						3,100
Balance, December 31, 2008	45,071,179	$45	$263,835	$3,152	$275,236	2,083,415	$(40,996)	$—	$501,272
Consolidation of Access Health Solutions LLC	—	—	—	—	—	—	—	29,144	29,144
Consolidation of Centene Center LLC	—	—	—	—	—	—	—	17,400	17,400
Comprehensive Earnings:
Net earnings	—	—	—	—	83,671	—	—	2,574	86,245
Change in unrealized investment gains, net of $2,663 tax	—	—	—	4,196	—	—	—	—	4,196
Total comprehensive earnings									90,441
Common stock issued for employee benefit plans	522,204	1	3,284	—	—		—	—	3,285
Common stock repurchases	—	—	—	—	—	332,595	(6,304)	—	(6,304)
Treasury stock issued for compensation	—		—	—	—	(2,000)	38		38
Stock compensation expense	—	—	14,634	—	—	—	—	—	14,634
Excess tax benefits from stock compensation	—	—	53	—	—	—	—	—	53
Conversion fee1	—	—	—	—	—	—	—	(27,366)	(27,366)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,170)	(3,170)
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427
Consolidation of noncontrolling interest	—	—	—	—	—	—	—	3,104	3,104
Comprehensive Earnings:
Net earnings	—	—	—	—	94,836	—	—	3,435	98,271
Change in unrealized investment gains, net of $(511) tax	—	—	—	(924)	—	—	—	—	(924)
Total comprehensive earnings									97,347
Common stock issued for stock offering	5,750,000	6	104,528	—	—	—	—	—	104,534
Common stock issued for employee benefit plans	828,654	—	4,254	—	—	—	—	—	4,254
Issuance of stock warrants	—	—	296	—	—	—	—	—	296
Common stock repurchases	—	—	—	—	—	141,203	(3,224)	—	(3,224)
Stock compensation expense	—	—	13,874	—	—	—	—	—	13,874
Excess tax benefits from stock compensation	—	—	868	—	—	—	—	—	868
Redemption / purchase of noncontrolling interest	—	—	(21,420)	—	—	—	—	(14,056)	(35,476)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7,949)	(7,949)
Balance, December 31, 2010	52,172,037	$52	$384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055

1
Conversion fee represents additional purchase price to noncontrolling holders of Access Health Solutions LLC for the transfer of membership to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$98,271	$86,245	$83,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,000	44,004	35,414
Stock compensation expense	13,874	14,634	15,328
(Gain) loss on sale of investments, net	(6,337)	(141)	4,988
(Gain) on sale of UHP	(8,201)	—	—
Impairment loss	5,531	—	2,546
Deferred income taxes	10,317	3,696	1,286
Changes in assets and liabilities:
Premium and related receivables	(23,359)	2,379	(1,548)
Other current assets	(3,240)	(1,263)	(4,244)
Other assets	(2,028)	9	(2,700)
Medical claims liability	(30,421)	79,000	47,283
Unearned revenue	25,700	78,345	(36,447)
Accounts payable and accrued expenses	37,398	(60,915)	74,166
Other operating activities	(573)	2,202	2,409
Net cash provided by operating activities	168,932	248,195	221,978
Cash flows from investing activities:
Capital expenditures	(63,304)	(23,721)	(65,156)
Capital expenditures of Centene Center LLC	(55,252)	(59,392)	—
Purchase of investments	(615,506)	(791,194)	(549,652)
Sales and maturities of investments	570,423	642,783	546,264
Proceeds from asset sales	13,420	—	—
Investments in acquisitions, net of cash acquired, and investment in equity method investee	(60,388)	(38,563)	(85,377)
Net cash used in investing activities	(210,607)	(270,087)	(153,921)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,419	2,365	5,354
Proceeds from borrowings	218,538	659,059	236,005
Proceeds from stock offering	104,534	—	—
Payment of long-term debt	(195,728)	(616,219)	(178,491)
Purchase of noncontrolling interest	(48,257)	—	—
Distributions (to) from noncontrolling interest	(7,387)	8,049	—
Excess tax benefits from stock compensation	963	53	3,100
Common stock repurchases	(3,224)	(6,304)	(23,510)
Debt issue costs	(769)	(458)	—
Net cash provided by financing activities	72,089	46,545	42,458
Net increase in cash and cash equivalents	30,414	24,653	110,515
Cash and cash equivalents, beginning of period	403,752	379,099	268,584
Cash and cash equivalents, end of period	$434,166	$403,752	$379,099

Supplemental disclosures of cash flow information:
Interest paid	$17,296	$15,428	$15,312
Income taxes paid	$53,938	$52,928	$36,801

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$306	$5,875	$—
Capital expenditures	$8,720	$(1,476)	$4,175

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  The health plans in Florida, Georgia, Indiana, Mississippi, Ohio, South Carolina, Texas and Wisconsin are included in the Medicaid Managed Care segment.  The Specialty Services segment offers products for behavioral health, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  The health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries and subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance.  All material intercompany balances and transactions have been eliminated.  The assets, liabilities and results of operations of University Health Plans, Inc. are classified as discontinued operations for all periods presented.

The Company uses the cost and equity methods to account for its investment in entities that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.  These investments are recorded at the lower of their cost or fair value.

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

Investments

Short-term investments include securities with maturities greater than three months to one year.  Long-term investments include securities with maturities greater than one year.

Short-term and long-term investments are generally classified as available for sale and are carried at fair value.  Certain equity investments are recorded using the cost or equity method.  Unrealized gains and losses on investments available for sale are excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholders’ equity, net of income tax effects.  Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method.  The Company monitors the difference between the cost and fair value of investments.  Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income.  To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold.  Realized gains and losses are recorded in investment and other income.

Restricted Deposits

Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  These investments are classified as long-term, regardless of the contractual maturity date, due to the nature of the states’ requirements.  The Company is required to annually adjust the amount of the deposit pledged to certain states.

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets.  Management obtains quoted market prices and other observable inputs for these disclosures.  The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and related receivables, unearned revenue, accounts payable and accrued expenses, and certain other current liabilities are carried at cost, which approximates fair value because of their short-term nature.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

•
Available for sale investments and restricted deposits: The carrying amount is stated at fair value, based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

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

Fixed Asset	Depreciation Period
Buildings	40 years
Computer hardware and software	3 – 7 years
Furniture and equipment	5 – 10 years
Leasehold improvements	1– 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 15 years
Provider contracts	5 – 10 years
Customer relationships	5 – 15 years
Trade names	7 – 20 years

The Company tests goodwill for impairment using a fair value approach.  The Company is required to test for impairment at least annually, absent some triggering event including a significant decline in operating performance that would require an impairment assessment.  Absent any impairment indicators, the Company performs its goodwill impairment testing during the fourth quarter of each year.

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

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates.  The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to fee schedules, and the incidence of high dollar or catastrophic claims.

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

Revenue Recognition

The Company’s health plans generate revenues primarily from premiums received from the states in which it operates health plans.  The Company receives a fixed premium per member per month pursuant to its state contracts.  The Company generally receives premium payments during the month it provides services and recognizes premium revenue during the period in which it is obligated to provide services to its members.  In some instances, the Company’s base premiums are subject to an adjustment, or risk score, based on the acuity of its membership.  Generally, the risk score is determined by the State analyzing submissions of processed claims data to determine the acuity of the Company’s membership relative to the entire state’s Medicaid membership.  Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses.  Some contracts allow for additional premium related to certain supplemental services provided such as maternity deliveries.  Revenues are recorded based on membership and eligibility data provided by the states, which may be adjusted by the states for updates to this data.  These eligibility adjustments have been immaterial in relation to total revenue recorded and are reflected in the period known.

The Company’s specialty companies generate revenues under contracts with state programs, individuals, healthcare organizations and other commercial organizations, as well as from the Company’s own subsidiaries.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of service.

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

	2010	2009	2008
Allowances, beginning of year	$1,338	$1,304	$467
Amounts charged to expense	(48)	285	1,142
Write-offs of uncollectible receivables	(1,273)	(251)	(305)
Allowances, end of year	$17	$1,338	$1,304

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs.  The current contracts expire on various dates between June 30, 2011 and December 31, 2014.  States whose aggregate annual contract value exceeded 10% of annual revenues and the respective percentage of the Company’s total revenues for the years ended December 31, are as follows:

2010		2009		2008
Georgia	17%	Georgia	19%	Georgia	23%
Ohio	13%	Ohio	14%	Ohio	16%
Texas	30%	Texas	30%	Texas	33%

Reinsurance

Centene's subsidiaries report reinsurance premiums as medical costs, while related reinsurance recoveries are reported as deductions from medical costs. The Company limits its risk of certain catastrophic losses by maintaining high deductible reinsurance coverage.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments.  Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments.  Interest expense relates to borrowings under the senior notes, credit facilities, interest on capital leases and credit facility fees.

Income Taxes

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

The Company has determined that all recently issued accounting guidance will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

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

        In 2008, as a result of the plan to sell certain assets of UHP, the Company conducted an impairment analysis of the assets of UHP.  The impairment analysis resulted in an impairment charge for fixed assets of $2,546.   During the years ended December 31, 2010, 2009, and 2008 the Company incurred exit costs consisting primarily of lease termination fees and employee severance.  The change in exit cost liability for UHP is summarized as follows:

	Employee Benefits	Lease Termination	Total
Balance, December 31, 2008	$444	$666	$1,110
Incurred	3,140	—	3,140
Paid	(857)	(400)	(1,257)
Balance, December 31, 2009	2,727	266	2,993
Incurred/(Adjustments)	(274)	1,010	736
Paid	(2,186)	(721)	(2,907)
Balance, December 31, 2010	$267	$555	$822

In March 2010, the Company ceased operations and completed the sale of certain assets of UHP and recorded a pre-tax gain of $8,201.  Goodwill and intangible assets associated with the New Jersey operations disposed of as a part of the sale were $3,720.  UHP had remaining statutory capital of approximately $2,500 at December 31, 2010, which will be transferred to unregulated cash as operations wind-down, subject to regulatory approval.

Operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2010	2009	2008

Revenues	$21,757	$145,097	$150,638
Earnings (loss) before income taxes	$8,276	$(3,626)	$(965)
Net earnings (loss)	$3,889	$(2,422)	$(684)

Assets and liabilities of the discontinued operations are as follows:

	December 31,
	2010	2009
Current assets	$1,164	$7,307
Long term investments and restricted deposits	3,933	22,139
Goodwill	—	2,168
Other intangible assets, net	—	1,552
Other assets	933	426
Assets of discontinued operations	$6,030	$33,592

	December 31,
	2010	2009
Medical claims liability	$1,464	$17,718
Accounts payable and accrued expenses	1,638	2,967
Other liabilities	380	383
Liabilities of discontinued operations	$3,482	$21,068

4. Acquisitions

2010 Acquisitions

•
Carolina Crescent Health Plan.  In June 2010, the Company acquired certain assets of Carolina Crescent Health Plan, a South Carolina Medicaid managed care organization for $17,993 in total consideration.  The Company recorded an initial allocation of fair value that resulted in goodwill of $14,394 and other identifiable intangible assets of $3,599.  The Company allocated the total consideration to assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  During 2010, the Company finalized the allocation of the total consideration to identifiable assets and liabilities which increased goodwill to $16,543 and decreased other identifiable intangible assets to $1,450.  The acquisition is recorded in the Medicaid Managed Care segment.  All of the goodwill is deductible for income tax purposes.

•
NovaSys Health, LLC.  In July 2010, the Company acquired certain assets and liabilities of NovaSys Health, LLC, a third party administrator in Arkansas and paid $4,330 in cash.  The Company’s allocation of fair value resulted in goodwill of $1,444 and other identifiable intangible assets of $3,050 that were recorded in the Specialty Services segment.  All of the goodwill is deductible for income tax purposes.

•
Citrus Health Care, Inc. In December 2010, the Company acquired certain assets in non reform counties of Citrus Health Care, Inc., a Florida Medicaid and long term care health plan for $28,689.  The Company performed a preliminary allocation of fair value that resulted in goodwill of $22,951 and other identifiable intangible assets of $5,738 that were recorded in the Medicaid Managed Care segment.  The fair value of the acquired intangible assets is preliminary pending the final valuation of those assets. The Company allocated the total consideration to assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  All of the goodwill is deductible for income tax purposes.

•
Access Health Solutions, LLC.  In December 2010, the Company exercised its right to obtain the remaining assets and ownership interest in Access Health Solutions, LLC, or Access, for zero dollars.  Prior to the acquisition of the remaining interest, the Company had reported its investment in Access as a consolidated variable interest entity (VIE) in which the Company was the primary beneficiary.  Subsequent to the acquisition of the remaining interest, Access continues to be consolidated in the Company’s Medicaid Managed Care segment results as a wholly owned subsidiary of the Company.

•
Centene Center LLC.  In December 2010, the Company acquired the remaining ownership interest in Centene Center LLC for $48,250.  The excess purchase price over the noncontrolling interest was recorded to additional paid in capital, net of the related deferred tax asset of $12,779.  Centene Center LLC is a real estate development entity created for the construction of a real estate development that includes the Company’s corporate headquarters.  The Company previously reported its investment in Centene Center as a consolidated VIE.  Subsequent to the acquisition of the remaining interest, Centene Center LLC continues to be consolidated as a wholly owned subsidiary of the Company.   The operating results of Centene Center LLC are included in general and administrative expense of the Company’s Medicaid Managed Care segment.

•
Casenet, LLC.  In December 2010, the Company acquired an additional ownership interest in Casenet, LLC for total consideration of $6,619, bringing its ownership interest to 68%. Casenet, LLC is a provider of care management solutions that automate the clinical, administrative, and technical components of care management programs.  The Company performed an initial allocation of total consideration to assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  The initial allocation resulted in goodwill of $1,752 and other identifiable intangible assets of $4,500 that were recorded in the Specialty Services segment.  The fair value of the acquired intangible assets is preliminary pending the final valuation of those assets. The goodwill is not deductible for income tax purposes.

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

The Company allocated total consideration paid to the assets acquired and liabilities assumed based on its estimates of fair value using methodologies and assumptions that it believed were reasonable.  The purchase price allocation resulted in estimated identifiable intangible assets and goodwill of $8,600 and $24,300, respectively.  The identifiable intangible assets have estimated useful lives ranging from seven to 15 years.  The acquired goodwill is not deductible for income tax purposes.

Pro forma disclosures related to these acquisitions have been excluded as immaterial.

5. Syncare, LLC

During the first quarter of 2010, one of the Company’s employees became the owner of Syncare, LLC, or Syncare, a disease management company providing services to private and public insurers.  Additionally, the Company is a guarantor on a $300 loan that was utilized to purchase the business and is a guarantor of Syncare’s $100 business loan.  As a result, the Company determined that Syncare is a variable interest entity and the Company is the primary beneficiary.  The Company has presented Syncare as a consolidated entity effective February 1, 2010.  The Company’s non-controlling interest includes $119 associated with Syncare at December 31, 2010.

6. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,665	$510	$(140)	$29,035	$27,080	$213	$(5)	$27,288
Corporate securities	197,577	3,124	(586)	200,115	153,478	581	(940)	153,119
Restricted certificates of deposit	6,814	—	—	6,814	4,958	—	—	4,958
Restricted cash equivalents	8,814	—	—	8,814	7,284	—	—	7,284
Municipal securities:
General obligation	109,866	3,601	(6)	113,461	141,039	6,249	(3)	147,285
Pre-refunded	32,442	756	—	33,198	39,928	950	(25)	40,853
Revenue	100,198	2,781	(15)	102,964	119,488	4,429	(3)	123,914
Variable rate demand notes	106,540	—	—	106,540	33,500	—	—	33,500
Asset backed securities	17,391	243	(43)	17,591	19,934	61	—	19,995
Reserve Primary fund	—	—	—	—	2,444	—	—	2,444
Cost method investments and equity method securities	7,060	—	—	7,060	9,751	312	(170)	9,893
Life insurance contracts	14,391	—	—	14,391	14,650	—	—	14,650
Total	$629,758	$11,015	$(790)	$639,983	$573,534	$12,795	$(1,146)	$585,183

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost method and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government coporations and agencies.  As of December 31, 2010, the Company had no single issue with a par value greater than $5,000.  As of December 31, 2010, 37% of the Company’s fair value investments in securities that carry a rating by Moody’s or S&P were rated AAA or higher, 76% were rated AA- or higher, and 99% were rated A- or higher.  At December 31, 2010, the Company held certificates of deposit, life insurance contracts and cost and equity method invesments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2010				December 31, 2009
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(140)	$9,246	$—	$—	$(5)	$785	$—	$—
Corporate securities	(586)	40,341	—	—	(901)	99,418	(39)	892
Municipal securities:
General obligation	(6)	1,131	—	—	(3)	956	—	—
Pre-refunded	—	—	—	—	(25)	7,811	—	—
Revenue	(15)	2,419	—	—	(3)	916	—	—
Equity securities	—	—	—	—	(84)	527	(86)	629
Asset backed securities	(43)	5,276	—	—	—	—	—	—
Total	$(790)	$58,413	$—	$—	$(1,021)	$110,413	$(125)	$1,521

As of December 31, 2010, the gross unrealized losses were generated from 31 positions out of a total of 352 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If the security meets this criterion, the decline in fair value is other-than-temporary and is recorded in earnings.  The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other than temporary impairment for these securities.

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2010, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$21,141	$21,346	$17,387	$17,392
One year through five years	464,270	474,255	5,368	5,366
Five years through ten years	39,732	39,731	—	—
Greater than ten years	81,860	81,893	—	—
Total	$607,003	$617,225	$22,755	$22,758

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2009, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$39,230	$39,554	$17,737	$17,758
One year through five years	456,041	467,112	2,311	2,374
Five years through ten years	28,597	28,780	—	—
Greater than ten years	29,618	29,605	—	—
Total	$553,486	$565,051	$20,048	$20,132

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses on investments for the years ended December 31, were as follows:

	2010	2009	2008
Gross realized gains	$6,036	$1,252	$1,364
Gross realized losses	(270)	(1,111)	(5,654)
Impairment of investment	(5,531)	—	—
Net realized gains (losses)	$235	$141	$(4,290)

The Company continuously monitors investments for other-than-temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  The Company recognizes an impairment loss for cost and equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  During 2010, the Company determined it had an other-than-temporary impairment of its investment in Casenet, LLC.  As a result, the Company recorded an impairment charge of $5,531, including $3,531 of convertible promissory notes.  The impairment charge is included in investment and other income.

Investment and other income included a net realized gain of $2,479 related to sales of fixed income investments and also included realized gains of $3,287 related to the Reserve Primary money market fund for distributions made during 2010.  Investment amortization of $10,750, $7,209 and $3,388 was recorded in the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$433,914	$	―	$	―	$433,914

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,809		$7,096	$	―	$21,905
Corporate securities	―		200,115		―	200,115
Municipal securities:
General obligation	―		113,461		―	113,461
Pre-refunded	―		33,198		―	33,198
Revenue	―		102,964		―	102,964
Variable rate demand notes	―		106,540		―	106,540
Asset backed securities	―		17,591		―	17,591
Total investments	$14,809		$580,965	$	―	$595,774

Restricted deposits available for sale:
Cash and cash equivalents	$8,814	$	―	$	―	$8,814
Certificates of deposit	6,814		―		―	6,814
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,130		―		―	7,130
Total restricted deposits	$22,758	$	―	$	―	$22,758

Total assets at fair value	$471,481		$580,965	$	―	$1,052,446

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $21,451 and $23,601 as of December 31, 2010 and December 31, 2009, respectively.

8. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2010	2009
Computer software	$141,918	$113,416
Building	171,072	104,786
Land	44,282	40,639
Computer hardware	35,639	31,651
Furniture and office equipment	33,812	24,012
Leasehold improvements	38,247	19,800
	464,970	334,304
Less accumulated depreciation	(138,629)	(103,883)
Property, software and equipment, net	$326,341	$230,421

As of December 31, 2010 and 2009, the Company had assets acquired under capital leases of $6,339 and $6,411, net of accumulated amortization of $1,041 and $839, respectively.  Amortization on assets under capital leases charged to expense is included in depreciation expense.  Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $37,131, $33,103 and $28,453, respectively.

9. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2008	$51,548	$111,832	$163,380
Acquisitions	59,515	1,692	61,207
Balance as of December 31, 2009	$111,063	$113,524	$224,587
Acquisitions	45,385	8,079	53,464
Balance as of December 31, 2010	$156,448	$121,603	$278,051

Goodwill additions in 2010 and 2009 were related to the acquisitions discussed in Note 4, Acquisitions.

Intangible assets at December 31, consist of the following:

			Weighted Average Life in Years
	2010	2009	2010	2009
Purchased contract rights	$20,185	$12,997	6.9	7.7
Provider contracts	2,578	1,078	10.0	9.9
Customer relationships	16,056	15,845	7.7	7.3
Trade names	5,595	5,545	18.9	19.0
Intangible assets	44,414	35,465	8.9	9.4
Less accumulated amortization:
Purchased contract rights	(7,053)	(5,752)
Provider contracts	(697)	(515)
Customer relationships	(6,278)	(5,741)
Trade names	(1,277)	(978)
Total accumulated amortization	(15,305)	(12,986)
Intangible assets, net	$29,109	$22,479

Amortization expense was $4,119, $3,692 and $2,480 for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows:

Year	Expense
2011	$5,200
2012	5,100
2013	4,600
2014	4,200
2015	3,400

10. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2010	2009	2008
Current provision:
Federal	$46,259	$41,310	$53,543
State and local	6,868	5,578	6,726
Total current provision	53,127	46,888	60,269
Deferred provision	6,773	1,953	(7,834)
Total provision for income taxes	$59,900	$48,841	$52,435

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2010	2009	2008
Earnings from continuing operations, before income tax expense	$154,282	$137,508	$136,616
Less noncontrolling interest	3,435	2,574	—
Earnings from continuing operations, less noncontrolling interest, before income tax expense	150,847	134,934	136,616

U.S. federal statutory rate	35.0%	35.0%	35.0%
Tax provision at the U.S. federal statutory rate	52,797	47,227	47,816
State income taxes, net of federal income tax benefit	6,231	2,419	4,938
Other, net	872	(805)	(319)
Income tax expense	$59,900	$48,841	$52,435
Effective tax rate	39.7%	36.2%	38.4%

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2010	2009
Deferred tax assets:
Current:
Medical claims liability and other accruals	$25,418	$29,487
Unearned premium and other deferred revenue	8,934	6,734
Other	1,999	2,633
Current deferred tax assets	36,351	38,854
Valuation allowance	(741)	―
Net current deferred tax assets	$35,610	$38,854

Non-current deferred tax assets:
State net operating loss carry forward	$4,841	$4,408
Purchase of noncontrolling interest	13,223	―
Investment in partnerships	―	6,071
Stock compensation	13,676	13,915
Other	8,599	5,553
Non-current deferred tax assets	40,339	29,947
Valuation allowance	(4,400)	(2,140)
Net non-current deferred tax assets	$35,939	$27,807

Deferred tax liabilities:
Current:
Prepaid assets and other	$4,350	$3,705
Net current deferred tax liabilities	$4,350	$3,705

Non-current deferred tax liabilities:
Intangible assets	$11,519	$9,837
Depreciation and amortization	34,743	38,302
Unrealized gain on investments	3,613	4,114
Other	2,777	85
Net non-current deferred tax liabilities	$52,652	$52,338

Net deferred tax assets	$14,547	$10,618

The Company's deferred tax assets include federal and state net operating losses, or NOLs, of which $1,136 were acquired in business combinations.  Accordingly, the total and annual deduction for those NOLs is limited by tax law.  The Company's federal NOLs expire between the years 2011 and 2023 and the state NOLs expire between the years 2011 and 2030.  Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused.  During 2010 and 2009, the Company recorded valuation allowance additions in the tax provision of $3,324 and $1,381, respectively.  In 2010 and 2009, the Company recorded valuation allowance reductions of $323 and $80, respectively.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority.  A roll-forward of the reserve is as follows:

Balance as of December 31, 2009	$3,991
Increase based on tax positions during the current year	232
Decreases based on tax positions taken in a prior period	(2,556)
Balance as of December 31, 2010	$1,667

The December 31, 2010 reserve balance of $1,667 would decrease income tax expense, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes.  Interest accrued, net of federal benefit, was $707 and $1,072 as of December 31, 2010 and December 31, 2009, respectively.  No penalties have been accrued.

The federal income tax returns for 2007 through 2010 are open tax years.  In May 2008, the Internal Revenue Service, or IRS, began an audit of the Company's 2007 tax return.  In connection with the IRS examination of the Company's 2007 tax return, the field agent initially denied the $34,856 tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS. The most significant change was to re-characterize the loss as a capital loss versus an ordinary loss.

In connection with an appeals conference in August 2010, the Company responded to the field agent's original write-up and provided additional documentation to the Appeals Officer to support the Company's view that sufficient technical tax authority existed at the time of the FirstGuard abandonment to support the Company's tax position. The Company is proceeding with the appeals process and believes that once the factual issues surrounding the abandonment are understood by the IRS, the position, more likely than not, will be upheld.  Accordingly the Company has not made any adjustments to the reserve for this position.

The Company files in numerous state jurisdictions with varying statutes of limitation.  The unrecognized state tax benefits are related to returns open from 2006 to 2010.

11. Medical Claims Liability

The change in medical claims liability is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Balance, January 1,	$470,932	$384,360	$323,741
Acquisitions	—	—	15,398
Incurred related to:
Current year	3,582,463	3,216,533	2,659,036
Prior years	(68,069)	(53,010)	(18,701)
Total incurred	3,514,394	3,163,523	2,640,335
Paid related to:
Current year	3,133,527	2,752,983	2,292,150
Prior years	395,034	323,968	302,964
Total paid	3,528,561	3,076,951	2,595,114
Balance, December 31,	$456,765	$470,932	$384,360

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

The Company had reinsurance recoverables related to medical claims liability of $6,180 and $4,700 at December 31, 2010 and 2009, respectively, included in premium and related receivables.

12. Debt

Debt consists of the following at December 31:

	2010	2009
Senior notes	$175,000	$175,000
Revolving credit agreement	60,000	84,000
Mortgage notes payable	89,500	9,900
Capital leases	6,141	6,272
Joint venture construction loan	―	32,559
Total debt	330,641	307,731
Less current portion	(2,817)	(646)
Long-term debt	$327,824	$307,085

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

Revolving Credit Agreement

The Company had a $300,000 revolving credit agreement dated September 14, 2004 with various financial institutions, expiring in September 2011.  The agreement contained various non-financial and financial covenants.  As of December 31, 2010, the Company had $60,000 in borrowings outstanding under the agreement and $41,576 in letters of credit outstanding, leaving availability of $198,424.  The outstanding borrowings at December 31, 2010 bore interest at the prime rate of 3.25%.

In January 2011, the Company replaced the $300,000 revolving credit agreement with a new $350,000 revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver will bear interest based upon LIBOR rates the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.  As a result of the refinancing, the outstanding balance associated with the previous revolving credit agreement continues to be classified as long term as of December 31, 2010.

Mortgage Notes Payable

In June 2009, Centene Center LLC executed a $95,000 construction loan associated with the construction of a real estate development to include the Company’s corporate headquarters.  Centene Center LLC capitalized $1,089 and $116 of interest in 2010 and 2009, respectively.  In December 2010, the Company acquired the remaining ownership interest in the joint venture and refinanced the $95,000 construction loan with an $80,000 10 year mortgage note payable.  The mortgage note is non-recourse to the Company, bears a 5.14% interest rate and has a financial covenant requiring a minimum debt service coverage ratio.

The Company also has a mortgage note of $9,500 collateralized by another building and parking garage.  The collateralized properties had a net book value of $22,443 at December 31, 2010.  The mortgage is due August 31, 2014 and bears interest at the LIBOR rate plus 3% or the bank’s certificate of deposit rate plus 2%. The mortgage includes a financial covenant requiring a minimum fixed charge coverage ratio. The weighted average interest rate of outstanding borrowings was 3.12% at December 31, 2010.

Aggregate maturities for the Company’s debt are as follows:

2011	$2,817
2012	3,227
2013	3,269
2014	186,318
2015	3,174
Thereafter	131,836
Total	$330,641

The fair value of outstanding debt was approximately $336,766 and $305,544 at December 31, 2010 and 2009, respectively.

13. Stockholders’ Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value.  At December 31, 2010, there were no preferred shares outstanding.

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program, however, the terms of the Senior Notes require that all such redemptions are consummated on or before April 1, 2011.  The Company reserves the right to discontinue the repurchase program at any time.  During the year ended December 31, 2010, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy personal tax withholding obligations.  During 2010, the Company repurchased 141,073 shares at an aggregate cost of $3,224.  During 2009, the Company repurchased 332,595 shares at an aggregate cost of $6,304.  These shares are included in the Company’s treasury stock.

14. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval.  At December 31, 2010 and 2009, Centene’s subsidiaries, including UHP, had aggregate statutory capital and surplus of $516,100 and $453,200, respectively, compared with the required minimum aggregate statutory capital and surplus of $308,000 and $286,500, respectively.

15. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock.  Both incentive stock options and nonqualified stock options can be awarded under the plans.  No option will be exercisable for longer than ten years after the date of grant.  The plans have 2,082,929 shares available for future awards.  Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards.  Certain restricted stock unit awards contain performance-based as well as service-based provisions.  Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.  The total compensation cost that has been charged against income for the stock incentive plans was $13,874, $14,634 and $15,328 for the years ended December 31, 2010, 2009 and 2008, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $4,713, $3,945 and $4,771 for the years ended December 31, 2010, 2009 and 2008, respectively.

Option activity for the year ended December 31, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2009	3,460,755	$20.31
Granted	10,000	24.12
Exercised	(202,734)	12.99
Forfeited	(129,500)	22.38
Outstanding as of December 31, 2010	3,138,521	$20.71	$15,395	4.7
Exercisable as of December 31, 2010	2,743,754	$20.55	$13,987	4.3

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected life (in years)	5.8	5.8	5.8
Risk-free interest rate	2.7%	2.2%	3.0%
Expected volatility	48.2%	50.9%	50.3%
Expected dividend yield	0%	0%	0%

For the years ended December 31, 2010, 2009 and 2008, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior.  The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock.  The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity during the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted-average fair value of options granted	$11.60	$8.76	$9.27
Total intrinsic value of stock options exercised	$1,999	$2,192	$3,529

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2009	1,691,061	$20.73
Granted	839,635	23.86
Vested	(644,261)	20.48
Forfeited	(18,400)	19.20
Non-vested balance as of December 31, 2010	1,868,035	$22.62

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2010, 2009 and 2008, was $13,012, $17,213 and $1,822, respectively.

As of December 31, 2010, there was $37,970 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.8 years.  The actual tax benefit realized for the tax deductions from stock option exercises totaled $883, $395 and $1,127 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company maintains an employee stock purchase plan and has issued 37,048 shares, 34,306 shares, and 36,682 shares in 2010, 2009 and 2008, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age.  Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations.  Centene may elect to match a portion of the employee’s contribution.  Company expense related to matching contributions to the plan was $4,044, $3,499  and $3,681 during the years ended December 31, 2010, 2009 and 2008, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions.  The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays.  Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease.  Rent expense was $21,393, $20,211 and $19,561 for the years ended December 31, 2010, 2009 and 2008, respectively.  Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2011	$18,444
2012	14,874
2013	10,245
2014	8,085
2015	6,285
Thereafter	9,864
$67,797

18. Contingencies

In May 2008, the Internal Revenue Services began an audit of the Company’s 2006 and 2007 tax returns.  In connection with the IRS examination, the field agent initially denied the $34,856 tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS. The most significant change was to re-characterize the loss as a capital loss versus an ordinary loss.

In connection with an appeals conference in August 2010, the Company responded to the field agent's original write-up and provided additional documentation to the Appeals Officer to support the Company's view that sufficient technical tax authority existed at the time of the FirstGuard abandonment to support the Company's tax position. The Company is proceeding with the appeals process and believes that once the factual issues surrounding the abandonment are understood by the IRS, the position, more likely than not, will be upheld.  Accordingly the Company has not made any adjustments to the reserve for this position.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2010	2009	2008
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$90,947	$86,093	$84,181
Discontinued operations, net of tax	3,889	(2,422)	(684)
Net earnings	$94,836	$83,671	$83,497

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	48,754,947	43,034,791	43,275,187
Common stock equivalents (as determined by applying the treasury stock method)	1,692,941	1,281,676	1,123,768
Weighted average number of common shares and potential dilutive common shares outstanding	50,447,888	44,316,467	44,398,955

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$1.87	$2.00	$1.95
Discontinued operations	0.08	(0.06)	(0.02)
Earnings per common share	$1.95	$1.94	$1.93

Diluted:
Continuing operations	$1.80	$1.94	$1.90
Discontinued operations	0.08	(0.05)	(0.02)
Earnings per common share	$1.88	$1.89	$1.88

The calculation of diluted earnings per common share for 2010, 2009 and 2008 excludes the impact of 2,010,183 shares, 2,351,679 shares and 2,004,778 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering products for behavioral health, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management.  The health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2010, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,679,807	$604,026	$—	$4,283,833
Premium and service revenues from internal customers	60,676	508,157	(568,833)	—
Total premium and service revenues	3,740,483	1,112,183	(568,833)	4,283,833
Earnings from operations	117,106	39,963	—	157,069
Total assets	1,552,886	390,996	—	1,943,882
Stock compensation expense	12,716	1,158	—	13,874
Depreciation expense	33,502	3,629	—	37,131
Total capital expenditures	116,208	2,348	—	118,556

Segment information as of and for the year ended December 31, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,398,009	$480,274	$—	$3,878,283
Premium and service revenues from internal customers	66,763	569,191	(635,954)	—
Total premium and service revenues	3,464,772	1,049,465	(635,954)	3,878,283
Earnings from operations	99,307	38,828	—	138,135
Total assets	1,330,987	371,377	—	1,702,364
Stock compensation expense	13,285	1,349	—	14,634
Depreciation expense	29,007	4,096	—	33,103
Total capital expenditures	80,867	2,246	—	83,113

Segment information as of and for the year ended December 31, 2008, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,931,894	$342,419	$—	$3,274,313
Premium and service revenues from internal customers	60,451	474,061	(534,512)	—
Total premium and service revenues	2,992,345	816,480	(534,512)	3,274,313
Earnings from operations	108,363	23,198	—	131,561
Total assets	1,105,610	345,542	—	1,451,152
Stock compensation expense	13,840	1,346	—	15,186
Depreciation expense	25,271	3,182	—	28,453
Total capital expenditures	58,856	4,635	—	63,491

21. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2010	2009	2008
Net earnings	$94,836	$83,671	$83,497

Reclassification adjustment, net of tax	(1,660)	252	252
Change in unrealized gains on investments available for sale, net of tax	736	3,944	1,329
Total change	(924)	4,196	1,581

Comprehensive earnings	93,912	87,867	85,078
Comprehensive earnings attributable to the noncontrolling interest	3,435	2,574	—
Comprehensive earnings attributable to Centene Corporation	$90,477	$85,293	$85,078

22. Quarterly Selected Financial Information

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$1,068,721	$1,076,772	$1,121,861	$1,180,969
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	20,082	22,999	22,402	25,464
Discontinued operations, net of income tax expense (benefit)	3,920	(226)	260	(65)
Net earnings	$24,002	$22,773	$22,662	$25,399
Net earnings per share attributable to Centene Corporation:
Basic:
Continued operations	$0.43	$0.46	$0.46	$0.52
Discontinued operations	0.08	—	—	—
Basic earnings per common share	$0.51	$0.46	$0.46	$0.52
Diluted:
Continued operations	$0.41	$0.45	$0.44	$0.50
Discontinued operations	0.08	—	—	—
Diluted earnings per common share	$0.49	$0.45	$0.44	$0.50

Period end at-risk membership	1,471,300	1,534,600	1,473,800	1,533,500

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$932,435	$1,039,469	$1,038,234	$1,092,726
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	18,907	20,715	22,728	23,743
Discontinued operations, net of income tax (benefit) expense	(449)	(485)	(1,460)	(28)
Net earnings	$18,458	$20,230	$21,268	$23,715
Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continued operations	$0.44	$0.48	$0.53	$0.55
Discontinued operations	(0.01)	(0.01)	(0.04)	—
Basic earnings per common share	$0.43	$0.47	$0.49	$0.55
Diluted:
Continued operations	$0.43	$0.47	$0.51	$0.53
Discontinued operations	(0.01)	(0.01)	(0.03)	—
Diluted earnings per common share	$0.42	$0.46	$0.48	$0.53

Period end at-risk membership	1,249,600	1,291,400	1,388,900	1,458,200

23. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)

Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,380	$8,664
Short-term investments, at fair value (amortized cost $560 and $1,305, respectively)	568	1,307
Other current assets	102,754	84,588
Total current assets	112,702	94,559
Long-term investments, at fair value (amortized cost $10,848 and 16,646, respectively)	11,109	17,160
Investment in subsidiaries	898,601	756,892
Other long-term assets	17,134	14,673
Total assets	$1,039,546	$883,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6,193	$3,785
Long-term debt	235,000	259,000
Other long-term liabilities	1,298	1,072
Total liabilities	242,491	263,857
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 52,172,037 issued and 49,616,824 outstanding at December 31, 2010, and 45,593,383 issued and 43,179,373 outstanding at December 31, 2009	52	46
Additional paid-in capital	384,206	281,806
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	6,424	7,348
Retained earnings	453,743	358,907
Treasury stock, at cost (2,555,213 and 2,414,010 shares, respectively)	(50,486)	(47,262)
Total Centene stockholders’ equity	793,939	600,845
Noncontrolling interest	3,116	18,582
Total stockholders’ equity	797,055	619,427
Total liabilities and stockholders’ equity	$1,039,546	$883,284

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)

Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Expenses:
General and administrative expenses	$(3,502)	$(2,906)	$(6,153)
Other income (expense):
Investment and other income	(4,700)	6	(324)
Interest expense	(14,844)	(15,692)	(15,395)
Loss before income taxes	(23,046)	(18,592)	(21,872)
Income tax benefit	(8,576)	(6,004)	(7,988)
Net earnings (loss) before equity in subsidiaries	(14,470)	(12,588)	(13,884)
Equity in earnings from subsidiaries	109,306	96,259	97,381
Net earnings	$94,836	$83,671	$83,497

Net earnings per share:
Basic earnings per common share	$1.95	$1.94	$1.93
Diluted earnings per common share	$1.88	$1.89	$1.88
Weighted average number of shares outstanding:
Basic	48,754,947	43,034,791	43,275,187
Diluted	50,447,888	44,316,467	44,398,955

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)

Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Cash provided by operating activities	$23,504	$92,711	$37,487
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(17,172)	(67,328)	10,146
Purchase of investments	(86,549)	(17,181)	(39,261)
Sales and maturities of investments	90,121	9,189	30,779
Acquisitions, net of cash acquired	(48,656)	(38,563)	(91,345)
Proceeds from asset sales	13,420	—	—
Net cash used in investing activities	(48,836)	(113,883)	(89,681)
Cash flows from financing activities:
Proceeds from borrowings	91,000	616,500	224,000
Payment of long-term debt and notes payable	(115,000)	(595,500)	(166,000)
Proceeds from exercise of stock options	3,419	2,365	5,354
Common stock offering	104,534	—	—
Common stock repurchases	(3,224)	(6,304)	(23,510)
Debt issue costs	—	(368)	—
Distribution to noncontrolling interest	(8,158)	(3,170)	—
Contributions from noncontrolling interest	771	11,219	—
Purchase of noncontrolling interest	(48,257)	—	—
Excess tax benefits from stock compensation	963	53	3,100
Net cash provided by financing activities	26,048	24,795	42,944
Net increase (decrease) in cash and cash equivalents	716	3,623	(9,250)
Cash and cash equivalents, beginning of period	8,664	5,041	14,291
Cash and cash equivalents, end of period	$9,380	$8,664	$5,041

See notes to condensed financial information of registrant.

Notes to Condensed Financial Information of Registrant

Note A – Basis of Presentation and Significant Accounting Policies

In Centene Corporation’s parent company only financial statements, Centene Corporation’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.  Centene Corporation’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.Centene Corporation has unrestricted subsidiaries that receive monthly management fees from our restricted subsidiaries.  The management and service fees received by our unrestricted subsidiaries are associated with all of the functions required to manage the restricted subsidiaries including but not limited to salaries and wages for all personnel, rent, utilities, medical management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting, and other services.  The management fees are based on a percentage of the restricted subsidiaries revenue.

Due to our centralized cash management function, all cash flows generated by our unrestricted subsidiaries, including management fees, are transferred to the parent company, primarily to repay borrowings on the parent company’s revolving credit facility.  The parent company may also utilize the cash flow to make acquisitions, fund capital contributions to subsidiaries and fund its operations.  During the years ended December 31, 2010, 2009, and 2008, cash flows received by the parent from unrestricted subsidiaries was $38.0 million, $102.2 million, and $49.4 million and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Centene Corporation’s parent company only financial statements should be read in conjunction with Centene Corporation’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

Note B – Dividends

During 2010, 2009 and 2008, the Registrant received dividends from its subsidiaries totaling $67,891, $19,122 and $48,411, respectively.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting  -  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Centene Corporation:

We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 21, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 21, 2011

Item 9B.  Other Information

On February 17, 2011, the Company was informed that the Georgia Department of Community Health (DCH) is extending the term of the Georgia Families Program managed care contract between DCH and Peach State Health Plan, subject to the execution of a contract amendment.  The contract amendment is expected to extend the contract to June 30, 2013 and includes a renewal option allowing it to extend to June 30, 2014.  A copy of the notice of extension is filed as exhibit 10.1h to this document.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Proposal One: Election of Directors” and “Information about Continuing Directors and Executive Officers.” These portions of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers’ compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” These portions of our Proxy Statement are incorporated herein by reference.  Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Information about Corporate Governance.”  Information concerning our code of ethics will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Code of Business Conduct and Ethics.”

 (c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Information About Corporate Governance -- Director Candidates”, “Information About Corporate Governance -- Board and Committee Meetings” and “Information About Corporate Governance -- Audit Committee.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Information About Executive Compensation.”  Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2011 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.”  These portions of the Proxy Statement is incorporated herein by reference.  The sections entitled “Compensation Committee Report” in our 2011 Proxy Statement are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Information about Corporate Governance – Board and Committee Meetings” and “Related Party Transactions.” These portions of our Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2011 annual meeting of stockholders under “Independent Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE 1
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2		By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1		Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

4.1a		Amendment No. 1 to Rights Agreement by and between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated April 23, 2007		8-K	April 26, 2007	4.1

4.2		Indenture for the 7 ¼% Senior Notes due 2014 dated March 22, 2007 among Centene Corporation and The Bank of New York Trust Company, N.A., as trustee		S-4	May 11, 2007	4.3

10.1		Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Healthy Families		8-K	July 22, 2005	10.1

10.1a		Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q	October 25, 2005	10.9

10.1b		Amendment #2 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2008	10.1b

10.1c		Amendment #3 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2009	10.1c

10.1d		Amendment #4 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2009	10.1d

10.1e		Amendment #6 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 22, 2010	10.1e

10.1f		Amendment #7 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.1g	**	Amendment #8 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.1h		Notice of Extension of Contract No. 0653 between Peach State Health Plan, Inc. and Georgia Department of Community Health	X

10.2		Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 24, 2006	10.5

10.2a	**	Amendment Q (Version 1.17) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	X

10.3	*	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.9

10.4	*	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File number 333-83190		S-1	October 9, 2001	10.10

10.5	*	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.11

10.6	*	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.12

10.7	*	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-90976		10-Q	April 29, 2002	10.5

10.7a	*	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.7b	*	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.8	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, shares which are registered on Form S-8 – File Number 333-108467		8-K	April 30, 2010	10.1

10.9	*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.9a	*	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan		10-K	February 24, 2006	10.12a

10.10	*	Centene Corporation Employee Deferred Compensation Plan		10-K	February 22, 1010	10.10

10.11	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.12	*	Centene Corporation Short-Term Executive Compensation Plan	X

10.13	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.13a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.13b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.14	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.15	*	Form of Restricted Stock Unit Agreement		10-Q	October 28, 2008	10.4

10.16	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.17	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.18	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.19	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.20	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.21	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-Q	October 28, 2008	10.7

10.23	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 23, 2009	10.23

10.24	*	Form of Long Term Incentive Plan Agreement		8-K	February 7, 2008	10.1

10.25		Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2004	10.2

10.25a		Amendment No. 2 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 25, 2005	10.11

10.25b		Amendment No. 3 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 24, 2006	10.22b

10.25c		Amendment No. 4 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	July 25, 2006	10.2

10.25d		Amendment No. 5 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	October 24, 2006	10.1

10.25e		Amendment No. 6 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-K	February 23, 2008	10.23e

10.25f		Amendment No. 7 to Credit Agreement dated as of September 14, 2004 among Centene Corporation, the various financial institutions party hereto and LaSalle Bank National Association		10-Q	July 28, 2009	10.1

10.26	**	Credit Agreement dated as of January 31, 2011 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC	X

12.1		Computation of ratio of earnings to fixed charges	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Number 333-164390) and on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190)
			X

31.1		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1		Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2		Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

101.12		XBRL Taxonomy Instance Document.	X

101.22		XBRL Taxonomy Extension Schema Document.	X

101.32		XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.42		XBRL Taxonomy Extension Definition Linkbase Document.	X

101.52		XBRL Taxonomy Extension Label Linkbase Document.	X

101.62		XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2011.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 22, 2011.

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