Form 10-Q
period 2011-03-31
CENTENE CORP
filed 2011-04-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
  Yes  ☐    No  ☒

As of April 15, 2011, the registrant had 49,973,957 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$492,045	$433,914
Cash and cash equivalents of discontinued operations	—	252
Total cash and cash equivalents	492,045	434,166
Premium and related receivables, net of allowance for uncollectible accounts of $17 and $17, respectively	132,023	136,243
Short-term investments, at fair value (amortized cost $51,950 and $21,141, respectively)	52,699	21,346
Other current assets	67,062	64,154
Current assets of discontinued operations other than cash	—	912
Total current assets	743,829	656,821
Long-term investments, at fair value (amortized cost $548,013 and $585,862, respectively)	556,806	595,879
Restricted deposits, at fair value (amortized cost $26,502 and $22,755, respectively)	26,482	22,758
Property, software and equipment, net of accumulated depreciation of $148,051 and $138,629, respectively	334,180	326,341
Goodwill	278,105	278,051
Intangible assets, net	27,813	29,109
Other long-term assets	36,470	30,057
Long-term assets of discontinued operations	—	4,866
Total assets	$2,003,685	$1,943,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$471,659	$456,765
Accounts payable and accrued expenses	214,900	185,218
Unearned revenue	127,451	117,344
Current portion of long-term debt	3,037	2,817
Current liabilities of discontinued operations	—	3,102
Total current liabilities	817,047	765,246
Long-term debt	302,326	327,824
Other long-term liabilities	53,116	53,378
Long-term liabilities of discontinued operations	—	379
Total liabilities	1,172,489	1,146,827

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 52,533,873 issued and 49,965,357 outstanding at March 31, 2011, and 52,172,037 issued and 49,616,824 outstanding at December 31, 2010	53	52
Additional paid-in capital	396,380	384,206
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,969	6,424
Retained earnings	477,488	453,743
Treasury stock, at cost (2,568,516 and 2,555,213 shares, respectively)	(50,888)	(50,486)
Total Centene stockholders’ equity	829,002	793,939
Noncontrolling interest	2,194	3,116
Total stockholders’ equity	831,196	797,055
Total liabilities and stockholders’ equity	$2,003,685	$1,943,882

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Premium	$1,152,777	$999,315
Service	26,384	22,907
Premium and service revenues	1,179,161	1,022,222
Premium tax	37,196	46,499
Total revenues	1,216,357	1,068,721
Expenses:
Medical costs	957,074	839,708
Cost of services	20,176	17,152
General and administrative expenses	162,581	135,507
Premium tax	37,429	46,743
Total operating expenses	1,177,260	1,039,110
Earnings from operations	39,097	29,611
Other income (expense):
Investment and other income	3,749	7,057
Interest expense	(5,695)	(3,813)
Earnings from continuing operations, before income tax expense	37,151	32,855
Income tax expense	14,328	12,525
Earnings from continuing operations, net of income tax expense	22,823	20,330
Discontinued operations, net of income tax expense of $0 and $4,440, respectively	—	3,920
Net earnings	22,823	24,250
Noncontrolling interest	(922)	248
Net earnings attributable to Centene Corporation	$23,745	$24,002

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$23,745	$20,082
Discontinued operations, net of income tax expense	—	3,920
Net earnings	$23,745	$24,002

Net earnings per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.48	$0.43
Discontinued operations	—	0.08
Earnings per common share	$0.48	$0.51
Diluted:
Continuing operations	$0.46	$0.41
Discontinued operations	—	0.08
Earnings per common share	$0.46	$0.49

Weighted average number of shares outstanding:
Basic	49,750,430	47,260,714
Diluted	51,811,721	48,761,528

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Three Months Ended March 31, 2011

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2010	52,172,037	$52	$384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055
Comprehensive Earnings:
Net earnings	—	—	—	—	23,745	—	—	(922)	22,823
Change in unrealized investment gain, net of $(258) tax	—	—	—	(455)	—	—	—	—	(455)
Total comprehensive earnings									22,368
Common stock issued for employee benefit plans	361,836	1	6,716	—	—	—	—	—	6,717
Common stock repurchases	—	—	—	—	—	13,303	(402)	—	(402)
Stock compensation expense	—	—	4,394	—	—	—	—	—	4,394
Excess tax benefits from stock compensation	—	—	1,064	—	—	—	—	—	1,064
Balance, March 31, 2011	52,533,873	$53	$396,380	$5,969	$477,488	2,568,516	$(50,888)	$2,194	$831,196

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$22,823	$24,250
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	14,325	12,527
Stock compensation expense	4,394	3,460
Gain on sale of investments, net	(118)	(3,547)
Gain on sale of UHP	—	(8,201)
Deferred income taxes	(700)	950
Changes in assets and liabilities
Premium and related receivables	4,216	(4,457)
Other current assets	(1,636)	(1,375)
Other assets	151	1,937
Medical claims liabilities	13,430	(33,129)
Unearned revenue	10,106	(73,282)
Accounts payable and accrued expenses	26,268	40,433
Other operating activities	732	1,934
Net cash provided by (used in) operating activities	93,991	(38,500)
Cash flows from investing activities:
Capital expenditures	(15,725)	(12,520)
Capital expenditures of Centene Center LLC	(1,157)	(10,579)
Purchases of investments	(40,423)	(146,935)
Proceeds from asset sales	—	13,420
Sales and maturities of investments	45,327	117,469
Investments in acquisitions, net of cash acquired	—	(2,019)
Net cash used in investing activities	(11,978)	(41,164)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,518	519
Proceeds from borrowings	127,300	22,030
Proceeds from stock offering	—	104,557
Payment of long-term debt	(152,577)	(97,136)
Distributions to noncontrolling interest	—	(3,585)
Excess tax benefits from stock compensation	1,132	96
Common stock repurchases	(402)	(480)
Debt issue costs	(6,105)	—
Net cash (used in) provided by financing activities	(24,134)	26,001
Net increase (decrease) in cash and cash equivalents	57,879	(53,663)
Cash and cash equivalents, beginning of period	434,166	403,752
Cash and cash equivalents, end of period	$492,045	$350,089

Supplemental disclosures of cash flow information:
Interest paid	$1,714	$345
Income taxes paid	$9,567	$8,272

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$—	$306
Capital expenditures	$1,477	$789

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the fiscal year ended December 31, 2010 filed on Form 10-K on February 22, 2011.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2010 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

        Certain 2010 amounts in the consolidated financial statements have been reclassified to conform to the 2011 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

2. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,065	$437	$(171)	$27,331	$28,665	$510	$(140)	$29,035
Corporate securities	192,230	2,942	(491)	194,681	197,577	3,124	(586)	200,115
Restricted certificates of deposit	6,811	—	—	6,811	6,814	—	—	6,814
Restricted cash equivalents	14,351	—	—	14,351	8,814	—	—	8,814
Municipal securities:
General obligation	107,243	3,342	—	110,585	109,866	3,601	(6)	113,461
Pre-refunded	32,282	744	—	33,026	32,442	756	—	33,198
Revenue	96,990	2,585	(31)	99,544	100,198	2,781	(15)	102,964
Variable rate demand notes	111,490	—	—	111,490	106,540	—	—	106,540
Asset backed securities	16,530	200	(35)	16,695	17,391	243	(43)	17,591
Cost method investments and equity method securities	7,010	—	—	7,010	7,060	—	—	7,060
Life insurance contracts	14,463	—	—	14,463	14,391	—	—	14,391
Total	$626,465	$10,250	$(728)	$635,987	$629,758	$11,015	$(790)	$639,983

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost method and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government coporations and agencies.  As of March 31, 2011, the Company had no single issue with a par value greater than $5,000.  As of March 31, 2011, 37% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA or higher, 76% were rated AA- or higher, and 99% were rated A- or higher.  At March 31, 2011, the Company held certificates of deposit, life insurance contracts and cost and equity method invesments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2011				December 31, 2010
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(171)	$10,620	$—	$—	$(140)	$9,246	$—	$—
Corporate securities	(491)	42,844	—	—	(586)	40,341	—	—
Municipal securities:
General obligation	—	—	—	—	(6)	1,131	—	—
Revenue	(31)	4,677	—	—	(15)	2,419	—	—
Asset backed securities	(35)	5,265	—	—	(43)	5,276	—	—
Total	$(728)	$63,406	$—	$—	$(790)	$58,413	$—	$—

As of March 31, 2011, the gross unrealized losses were generated from 57 positions out of a total of 374 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits as of March 31, 2011, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$51,950	$52,699	$21,391	$21,392
One year through five years	416,815	425,580	5,111	5,090
Five years through ten years	40,361	40,348	—	—
Greater than ten years	90,837	90,878	—	—
Total	$599,963	$609,505	$26,502	$26,482

The contractual maturities of short-term and long-term investments and restricted deposits as of December 31, 2010, are as follows:

	Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$21,141	$21,346	$17,387	$17,392
One year through five years	464,270	474,255	5,368	5,366
Five years through ten years	39,732	39,731	—	—
Greater than ten years	81,860	81,893	—	—
Total	$607,003	$617,225	$22,755	$22,758

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended March 31,
	2011	2010
Gains	$133	$3,034
Losses	(15)	—
Net realized gains	$118	$3,034

Realized gains in 2010 included a gain of $2,961 representing a gain from a distribution from the Reserve Primary fund in excess of our adjusted basis.

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

Investment amortization of $2,512 and $2,864 was recorded in the three months ended March 31, 2011 and 2010, respectively.

3. Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Cash and cash equivalents	$492,045	$	―	$	―	$492,045

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$16,415		$5,596	$	―	$22,011
Corporate securities	―		194,681		―	194,681
Municipal securities:
General obligation	―		110,585		―	110,585
Pre-refunded	―		33,026		―	33,026
Revenue	―		99,544		―	99,544
Variable rate demand notes	―		111,490		―	111,490
Asset backed securities	―		16,695		―	16,695
Total investments	$16,415		$571,617	$	―	$588,032

Restricted deposits available for sale:
Cash and cash equivalents	$14,351	$	―	$	―	$14,351
Certificates of deposit	6,811		―		―	6,811
U.S. Treasury securities and obligations of U.S. government corporations and agencies	5,320		―		―	5,320
Total restricted deposits	$26,482	$	―	$	―	$26,482

Total assets at fair value	$534,942		$571,617	$	―	$1,106,559

The following table summarizes fair value measurements by level at December 31, 2010, for assets and liabilities measured at fair value on a recurring basis:

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $21,473 and $21,451 as of March 31, 2011 and December 31, 2010, respectively.

4. Debt

Debt consists of the following:

	March 31, 2011	December 31, 2010
Senior notes	$175,000	$175,000
Revolving credit agreement	35,000	60,000
Mortgage notes payable	89,016	89,500
Capital leases and other	6,347	6,141
Total debt	305,363	330,641
Less current portion	(3,037)	(2,817)
Long-term debt	$302,326	$327,824

Revolving Credit Agreement

In January 2011, the Company replaced its $300,000 revolving credit agreement with a new $350,000 revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio, as defined.  As of March 31, 2011, the Company had $35,000 in borrowings outstanding under the agreement, leaving availability of $315,000.  The outstanding borrowings at March 31, 2011 bore interest at 3.09%.

The Company has letters of credit of $43.3 million as of March 31, 2011, which are not part of the revolver.  The outstanding letters of credit bore interest at 1.75% on March 31, 2011.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2011	2010
Earnings attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$23,745	$20,082
Discontinued operations, net of tax	―	3,920
Net earnings	$23,745	$24,002
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	49,750,430	47,260,714
Common stock equivalents (as determined by applying the treasury stock method)	2,061,291	1,500,814
Weighted average number of common shares and potential dilutive common shares outstanding	51,811,721	48,761,528

Net earnings per share attributable to Centene Corporation:
Basic:
Continuing operations	$0.48	$0.43
Discontinued operations	―	0.08
Earnings per common share	$0.48	$0.51

Diluted:
Continuing operations	$0.46	$0.41
Discontinued operations	―	0.08
Earnings per common share	$0.46	$0.49

The calculation of diluted earnings per common share for the three months ended March 31, 2011 and 2010, excludes the impact of 124,946 and 2,202,671 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

6. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management.  The health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

Segment information for the three months ended March 31, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,000,639	$178,522	$—	$1,179,161
Premium and service revenues from internal customers	15,747	147,120	(162,867)	—
Total premium and service revenues	$1,016,386	$325,642	$(162,867)	$1,179,161

Earnings from operations	$28,066	$11,031	$—	$39,097

Segment information for the three months ended March 31, 2010, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$879,979	$142,243	$—	$1,022,222
Premium and service revenues from internal customers	15,126	124,986	(140,112)	—
Total premium and service revenues	$895,105	$267,229	$(140,112)	$1,022,222

Earnings from operations	$18,700	$10,911	$—	$29,611

7. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Three Months Ended March 31,
	2011	2010
Net earnings	$22,823	$24,250

Reclassification adjustment, net of tax	169	74
Change in unrealized gains on investments, net of tax	(624)	(219)
Total change	(455)	(145)

Comprehensive earnings	22,368	24,105
Comprehensive earnings attributable to the noncontrolling interest	(922)	248
Comprehensive earnings attributable to Centene Corporation	$23,290	$23,857

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

OVERVIEW

Our financial performance for the first quarter of 2011 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,542,500, an increase of 71,200 members, or 4.8% year over year.
—	Premium and service revenues from continuing operations of $1.2 billion, representing 15.4% growth year over year.
—	Health Benefits Ratio from continuing operations of 83.0%, compared to 84.0% in 2010.
—	General and Administrative expense ratio from continuing operations of 13.8%, compared to 13.3% in 2010.
—	Diluted net earnings per share from continuing operations of $0.46, compared to $0.41 in the prior year.
—	Total operating cash flows of $94.0 million, or 4.1 times net earnings.

The following items contributed to our revenue and membership growth over the last year:

—
Arizona. In December 2010, Cenpatico Behavioral Health of Arizona began operating under an expanded contract to manage behavioral healthcare services for an additional four counties.  In February 2011, Bridgeway Health Solutions, LLC began operating under an agreement with Pima Health Systems of Arizona to administer their long-term care program on a non-risk basis.

—
Celtic Insurance Company, Inc. In July 2010, we closed on the acquisition of certain assets and liabilities of NovaSys Health, LLC, a third party administrator in Arkansas that complements our existing Celtic business.  In November 2010, Celtic began operating under a new contract with the Texas Department of Insurance to provide affordable health insurance plans for Texas small businesses under the new Healthy Texas initiative.

—
Florida.  During 2010, we completed the conversion of approximately 26,000 members from Access Health Solutions LLC, or Access, to our subsidiary, Sunshine State Health Plan, on an at-risk basis.  Additionally, in December 2010, we completed the acquisition of Citrus Health Care, Inc., a Medicaid and long-term care health plan.

—
Massachusetts.  In April 2010, we began offering an individual insurance product, under the names of Commonwealth Choice and CeltiCare Direct, for residents who do not qualify for other state funded insurance programs.

—	South Carolina. In June 2010, we completed the acquisition of Carolina Crescent Health Plan.
—	Texas. In February 2011, we began operating under an additional STAR+PLUS ABD contract in Texas in the Dallas service area.

In January 2011, we began operating in Mississippi through the Mississippi Coordinated Access Network (MississippiCan) program, serving 33,100 members at March 31, 2011.  While the plan has been operating since January 1, 2011 and we have received monthly premium payments and paid claims, the contract remains subject to CMS approval.  Accordingly, we did not recognize revenue of $54.5 million and associated medical costs, which delayed the recognition of earnings of approximately $0.07 per diluted share related to the Mississippi operations.  General and administrative expenses related to the Mississippi operations were recognized in our consolidated statement of operations. Upon CMS approval, the revenues, medical costs and related earnings from our Mississippi operations will be recognized in our consolidated statement of operations in the period final approval is obtained, retroactive to January 1, 2011.

We expect the following item to contribute to our future growth potential:

—
In September 2010, our new subsidiary, IlliniCare Health Plan, was selected as one of two vendors to provide managed care services to older adults and adults with disabilities under the Integrated Care Program in six counties of Illinois.  We expect operations to commence in the second quarter of 2011.

In April 2010, we were notified by the Wisconsin Department of Health Services that our Wisconsin subsidiary, Managed Health Services (MHS), was not awarded the Southeast Wisconsin BadgerCare Plus Managed Care contract. The change was effective November 1, 2010; after a two-month transition period (September through October), MHS no longer served BadgerCare Plus Standard and Benchmark members in Milwaukee, Washington, Ozaukee, Waukesha and Kenosha counties.  MHS continues to serve more than 7,800 Wisconsin Core Plan and SSI members in this region and more than 74,000 members in other regions of the state.  In 2010, we filed a legal challenge to the State of Wisconsin’s decision on the southeast region reprocurement.  The lawsuit is currently pending before the Wisconsin court of appeals.  The timing and outcome of any decision from the appellate court is unknown at this time.

 MEMBERSHIP

From March 31, 2010 to March 31, 2011, we increased our at-risk managed care membership by 4.8%.  The following table sets forth our membership by state for our managed care organizations:

	March 31,		December 31,
	2011	2010	2010
Arizona	22,600	21,700	22,400
Florida	188,800	105,900	194,900
Georgia	303,300	301,000	305,800
Indiana	209,400	211,400	215,800
Massachusetts	34,100	26,900	36,200
Ohio	160,900	156,000	160,100
South Carolina	84,900	53,900	90,300
Texas	456,700	459,600	433,100
Wisconsin	81,800	134,900	74,900
Total at-risk membership 1	1,542,500	1,471,300	1,533,500
Non-risk membership	10,400	62,200	4,200
Total	1,552,900	1,533,500	1,537,700
______________________
1 In January 2011, we began operating in Mississippi through the Mississippi Coordinated Access Network (MississippiCan) program, serving 33,100 members at March 31, 2011.  While the plan has been operating since January 1, 2011 and we have received monthly premium payments and paid claims, the contract remains subject to CMS approval.

The following table sets forth our membership by line of business:

	March 31,		December 31,
	2011	2010	2010
Medicaid	1,169,700	1,088,300	1,177,100
CHIP & Foster Care	208,900	266,300	210,500
ABD & Medicare	123,800	87,100	104,600
Hybrid Programs	35,200	26,900	36,200
Long-term Care	4,900	2,700	5,100
Total at-risk membership	1,542,500	1,471,300	1,533,500
Non-risk membership	10,400	62,200	4,200
Total	1,552,900	1,533,500	1,537,700

The following table provides supplemental information of other membership categories:

	March 31,		December 31,
	2011	2010	2010
Cenpatico Behavioral Health:
Arizona	172,700	119,300	174,600
Kansas	44,000	39,800	39,200

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2011 and 2010, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31 is as follows ($ in millions):

	2011	2010	% Change 2010-2011
Premium	$1,152.8	$999.3	15.4%
Service	26.4	22.9	15.2%
Premium and service revenues	1,179.2	1,022.2	15.4%
Premium tax	37.2	46.5	(20.0)%
Total revenues	1,216.4	1,068.7	13.8%
Medical costs	957.1	839.7	14.0%
Cost of services	20.2	17.2	17.6%
General and administrative expenses	162.6	135.5	20.0%
Premium tax expense	37.4	46.7	(19.9)%
Earnings from operations	39.1	29.6	32.0%
Investment and other income, net	(2.0)	3.2	(160.0)%
Earnings from continuing operations, before income tax expense	37.1	32.8	13.1%
Income tax expense	14.3	12.5	14.4%
Earnings from continuing operations, net of income tax expense	22.8	20.3	12.3%
Discontinued operations, net of income tax expense of $0 and $4.4 respectively	―	3.9	(100.0)%
Net earnings	22.8	24.2	(5.9)%
Noncontrolling interest	(0.9)	0.2	― %
Net earnings attributable to Centene Corporation	$23.7	$24.0	(1.1)%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$23.7	$20.1	18.2%
Discontinued operations, net of income tax expense	―	3.9	(100.0)%
Net earnings	$23.7	$24.0	(1.1)%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.46	$0.41	12.2%
Discontinued operations	―	0.08	(100.0)%
Total diluted earnings per common share	$0.46	$0.49	(6.1)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues and Revenue Recognition

Premium and service revenues increased 15.4% in the three months ended March 31, 2011 over the corresponding period in 2010 as a result of membership growth and net premium rate increases over the last twelve months.  The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In the three months ended March 31, 2011, we received premium rate adjustments in certain markets which yielded a net 0% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended March 31:

	2011	2010
Medicaid and CHIP	82.4%	85.6%
ABD and Medicare	85.1	80.3
Specialty Services	82.7	80.6
Total	83.0	84.0

The consolidated HBR for the three months ended March 31, 2011 of 83.0% was a decrease of 1.0% over the comparable period in 2010 primarily as a result of decreased utilization.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $27.1 million in the three months ended March 31, 2011 compared to the corresponding period in 2010.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the three months ended March 31, 2011 and 2010 was 13.8%, and 13.3%, respectively.  The increase in the G&A expense ratio reflects an increase of 0.6% as a result of the general and administrative costs recorded in our new Mississippi market without recording the corresponding revenue.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2011	2010
Investment income	$3.7	$4.0
Gain on Reserve Primary Fund distributions	―	3.0
Interest expense	(5.7)	(3.8)
Other income (expense), net	$(2.0)	$3.2

The decrease in investment income in 2011 reflects the decline in market interest rates.

Interest expense increased during the quarter by $1.9 million primarily reflecting increased borrowings on the revolving credit agreements as well as borrowings on the mortgage loan associated with the real estate development including our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and accordingly we ceased capitalizing interest on the project.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended March 31, 2011 was 37.6% compared to 38.4% in the corresponding period in 2010.  The decrease in the effective tax rate was primarily related to the tax benefit from disqualified dispositions of incentive stock options.

Segment Results

The following table summarizes our operating results by segment for the three months ended March 31, (in millions):

	2011	2010	% Change 2010-2011
Premium and Service Revenues
Medicaid Managed Care	$1,016.4	$895.1	13.5%
Specialty Services	325.7	267.2	21.9%
Eliminations	(162.9)	(140.1)	16.2%
Consolidated Total	$1,179.2	$1,022.2	15.4%

Earnings from Operations
Medicaid Managed Care	$28.1	$18.7	50.1%
Specialty Services	11.0	10.9	1.1%
Consolidated Total	$39.1	$29.6	32.0%

Medicaid Managed Care

Premium and service revenues increased 13.5% in the three months ended March 31, 2011 due to membership growth and net premium rate increases in 2010.  Earnings from operations increased 50.1% in the three months ended March 31, 2011 reflecting overall growth in our membership, reduced HBR and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 21.9% in the three months ended March 31, 2011 primarily due to growth of our operations in Arizona and Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations increased 1.1% in the three months ended March 31, 2011 reflecting growth in service revenue, offset by a higher HBR in 2011 and increased general and administrative expenses resulting from business expansion costs for new specialty services.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the three months ended March 31, 2011 and 2010, used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$94.0	$(38.5)
Net cash used in investing activities	(12.0)	(41.2)
Net cash (used in) provided by financing activities	(24.1)	26.0
Net increase (decrease) in cash and cash equivalents	$57.9	$(53.7)

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $94.0 million in the three months ended March 31, 2011, compared to using cash of $38.5 million in the comparable period in 2010.  We record prepayments from our states as unearned revenue.  As of March 31, 2011, we had unearned revenues $127.5 million, representing advance payments from four of our state customers.  In comparison, at March 31, 2010, we had unearned revenue of $18.4 million, representing an advance payment from one state.

The table below details the impact to cash flows from operations flow from the timing of payments from our states ($ in millions).

	Three Months Ended March 31,
	2011	2010
Premium and related receivables	$4.2	$(4.5)
Unearned revenue	10.1	(73.3)
Net increase (decrease) in operating cash flow	$14.3	$(77.8)

We expect our cash flow provided by operating activities to moderate during the remainder of 2011; however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

Investing activities used cash of $12.0 million in the three months ended March 31, 2011 and $41.2 million in the comparable period in 2010.  Cash flows from investing activities in 2011 and 2010 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of March 31, 2011, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.1 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances ($ in millions):

	March 31, 2011	December 31, 2010

Cash, cash equivalents and short-term investments	$544.7	$455.2
Long-term investments	556.8	595.9
Restricted deposits	26.5	22.8
Total cash, investments and restricted deposits	$1,128.0	$1,073.9

Unregulated cash and investments	$31.7	$30.9
Regulated cash, investments and restricted deposits	1,096.3	1,043.0
Consolidated Total	$1,128.0	$1,073.9

We spent $14.3 million and $8.9 million in the three months ended March 31, 2011 and 2010, respectively, on capital expenditures for system enhancements and market expansions.  We also spent $1.4 million and $3.6 million in 2011 and 2010, respectively, for costs associated with our headquarters development including land, tenant improvements and furniture.  We anticipate spending approximately $45 million additional on capital expenditures in 2011 primarily associated with our new data center, system enhancements and market expansions.

During 2009, we began construction of a real estate development that includes the Company’s corporate headquarters.  For the three months ended March 31, 2011 and 2010, Centene Center LLC had capital expenditures of $1.2 million and $10.6 million, respectively, for costs associated with the real estate development.  The development was placed into service in the third quarter of 2010.  We anticipate spending approximately $10 million additional on capital expenditures in 2011 associated with the real estate development.

Our financing activities used cash of $24.1 million in the three months ended March 31, 2011 compared to providing cash of $26.0 million in the comparable period in 2010.  During 2011, our financing activities primarily related to repayments of long term debt on our credit facility, proceeds from borrowings under our credit facility and proceeds from the exercise of stock options.

At March 31, 2011, we had working capital, defined as current assets less current liabilities, of $(73.2) million, as compared to $(108.4) million at December 31, 2010.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital was negative due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At March 31, 2011, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 26.9%, compared to 29.3% at December 31, 2010.  Excluding the $79.6 million non-recourse mortgage note, our debt to capital ratio is 21.4%, compared to 23.9% at December 31, 2010.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

In January 2011, we replaced our $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver will bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.  As of March 31, 2011, we had $35.0 million in borrowings outstanding under the agreement, leaving availability of $315.0 million.  As of March 31, 2011, we were in compliance with all covenants.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2011, our subsidiaries had aggregate statutory capital and surplus of $541.3 million, compared with the required minimum aggregate statutory capital and surplus requirements of $318.5 million and we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2011, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS

As of March 31, 2011, we had short-term investments of $52.7 million and long-term investments of $583.3 million, including restricted deposits of $26.5 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2010, the fair value of our fixed income investments would decrease by approximately $10.2 million.  Declines in interest rates over time will reduce our investment income.  For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our revenues come from Medicaid, CHIP and ABD premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, CHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.  Recent budget proposals for 2012 have suggested federal cuts to Medicaid funding (ie. through block grants and other means) by as much as $1 trillion over 10 years.

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

The American Reinvestment and Recovery Act of 2009, which was signed into law on February 17, 2009, provided $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010.  On August 10, 2010, a six-month extension of the enhanced match funding law was signed, such that the enhanced match, at a reduced level, will continue until June 30, 2011.  States meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (FMAP). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down. We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs.

Changes to Medicaid, CHIP, Foster Care and ABD programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business. Recent legislation generally requires that eligibility levels be maintained, but this could cause states to reduce reimbursement or reduce benefits in order to afford to maintain eligibility levels.  Further, a number of states have requested waivers to the requirements to maintain eligibility levels.  We believe that reductions in Medicaid, CHIP, Foster Care and ABD payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between June 30, 2011 and December 31, 2016. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted.  This legislation provides comprehensive changes to the U.S. health care system, which will be phased in at various stages through 2018.  Among other things, by January 1, 2014, states will be required to expand their Medicaid programs to provide eligibility to nearly all people under age 65 with income below 133 percent of the federal poverty line. As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, will be made eligible for Medicaid.  States were permitted to begin such expansions on April 1, 2010.

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

There are numerous outstanding steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations.  Further, various health insurance reform proposals are also emerging at the state level. Federal legislation has been introduced to permit states as early as 2014 (as opposed to 2017 as is in the current health care reform law) to opt out of the health care reform law and provide their own model in certain circumstances.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  On January 31, 2011, a Florida District Court ruled that the entire health care reform law is unconstitutional.  This judgment has been stayed pending appeal. Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal and others are in process.  We cannot predict the ultimate outcome of any of the litigation.  Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.  While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal, change or defund certain provisions of the law.  The 2011 budget eliminates two programs funded under the health care reform law – the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs).  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

Legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and required states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs.

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

As of March 31, 2011, we had $544.7 million in cash, cash equivalents and short-term investments and $583.3 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of March 31, 2011, we had $437.8 million of investments in state, municipal and corporate securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2011
Period	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs2
January 1 – January 31, 2011	393	$27.98	—	1,667,724
February 1 – February 28, 2011	7,506	29.94	—	1,667,724
March 1 – March 31, 2011	5,404	30.74	—	1,667,724
Total	13,303	$30.21	—	1,667,724

(1)   Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.  No duration has been placed on the repurchase program, however, the terms of the Senior Notes require that all such redemptions are consummated on or before April 1, 2011.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.11	Amendment R (Version 1.18) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12	XBRL Taxonomy Instance Document.

101.22	XBRL Taxonomy Extension Schema Document.

101.32	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42	XBRL Taxonomy Extension Definition Linkbase Document.

101.52	XBRL Taxonomy Extension Label Linkbase Document.

101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 26, 2011.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)