Form 10-Q
period 2011-06-30
CENTENE CORP
filed 2011-07-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
  Yes  ☐    No  ☒

As of July 15, 2011, the registrant had 50,312,876 shares of common stock outstanding.

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing and we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing.  Actual results may differ from projections or estimates due to a variety of important factors, including:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses;
•	competition;
•	membership and revenue projections;
•	timing of regulatory contract approval;
•	changes in healthcare practices;
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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$474,450	$433,914
Cash and cash equivalents of discontinued operations	—	252
Total cash and cash equivalents	474,450	434,166
Premium and related receivables, net of allowance for uncollectible accounts of $574 and $17, respectively	152,135	136,243
Short-term investments, at fair value (amortized cost $77,560 and $21,141, respectively)	78,808	21,346
Other current assets	69,143	64,154
Current assets of discontinued operations other than cash	—	912
Total current assets	774,536	656,821
Long-term investments, at fair value (amortized cost $508,299 and $585,862, respectively)	518,490	595,879
Restricted deposits, at fair value (amortized cost $26,615 and $22,755, respectively)	26,662	22,758
Property, software and equipment, net of accumulated depreciation of $157,706 and $138,629, respectively	340,392	326,341
Goodwill	281,981	278,051
Intangible assets, net	30,342	29,109
Other long-term assets	38,041	30,057
Long-term assets of discontinued operations	—	4,866
Total assets	$2,010,444	$1,943,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$482,913	$456,765
Accounts payable and accrued expenses	152,578	185,218
Unearned revenue	111,110	117,344
Current portion of long-term debt	3,172	2,817
Current liabilities of discontinued operations	—	3,102
Total current liabilities	749,773	765,246
Long-term debt	336,468	327,824
Other long-term liabilities	53,899	53,378
Long-term liabilities of discontinued operations	—	379
Total liabilities	1,140,140	1,146,827

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 52,831,462 issued and 50,295,329 outstanding at June 30, 2011, and 52,172,037 issued and 49,616,824 outstanding at December 31, 2010	53	52
Additional paid-in capital	405,711	384,206
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	7,183	6,424
Retained earnings	505,862	453,743
Treasury stock, at cost (2,536,133 and 2,555,213 shares, respectively)	(50,343)	(50,486)
Total Centene stockholders’ equity	868,466	793,939
Noncontrolling interest	1,838	3,116
Total stockholders’ equity	870,304	797,055
Total liabilities and stockholders’ equity	$2,010,444	$1,943,882

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Premium	$1,248,588	$1,025,928	$2,401,365	$2,025,243
Service	29,428	24,682	55,812	47,589
Premium and service revenues	1,278,016	1,050,610	2,457,177	2,072,832
Premium tax	36,998	26,162	74,194	72,661
Total revenues	1,315,014	1,076,772	2,531,371	2,145,493
Expenses:
Medical costs	1,035,740	859,335	1,992,814	1,699,043
Cost of services	20,312	15,707	40,488	32,859
General and administrative expenses	166,425	133,470	329,006	268,977
Premium tax	37,234	26,551	74,663	73,294
Total operating expenses	1,259,711	1,035,063	2,436,971	2,074,173
Earnings from operations	55,303	41,709	94,400	71,320
Other income (expense):
Investment and other income	2,933	4,142	6,682	11,199
Debt extinguishment costs	(8,488)	—	(8,488)	—
Interest expense	(5,256)	(3,869)	(10,951)	(7,682)
Earnings from continuing operations, before income tax expense	44,492	41,982	81,643	74,837
Income tax expense	16,429	17,254	30,757	29,779
Earnings from continuing operations, net of income tax expense	28,063	24,728	50,886	45,058
Discontinued operations, net of income tax expense (benefit) of $0, $(90), $0 and $4,350, respectively	—	(226)	—	3,694
Net earnings	28,063	24,502	50,886	48,752
Noncontrolling interest (loss)	(311)	1,729	(1,233)	1,977
Net earnings attributable to Centene Corporation	$28,374	$22,773	$52,119	$46,775

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$28,374	$22,999	$52,119	$43,081
Discontinued operations, net of income tax (benefit) expense	—	(226)	—	3,694
Net earnings	$28,374	$22,773	$52,119	$46,775

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.57	$0.46	$1.04	$0.89
Discontinued operations	—	—	—	0.08
Earnings per common share	$0.57	$0.46	$1.04	$0.97
Diluted:
Continuing operations	$0.54	$0.45	$1.00	$0.86
Discontinued operations	—	—	—	0.08
Earnings per common share	$0.54	$0.45	$1.00	$0.94

Weighted average number of shares outstanding:
Basic	50,167,052	49,135,552	49,959,892	48,203,312
Diluted	52,489,414	50,866,318	52,171,213	49,807,084

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Six Months Ended June 30, 2011

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2010	52,172,037	$52	$384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055
Comprehensive Earnings:
Net earnings	—	—	—	—	52,119	—	—	(1,233)	50,886
Change in unrealized investment gain, net of $450 tax	—	—	—	759	—	—	—	—	759
Total comprehensive earnings									51,645
Common stock issued for employee benefit plans	659,425	1	11,488	—	—	—	—	—	11,489
Issuance of stock warrants	—	—	—	—	—	(50,000)	1,172	—	1,172
Common stock repurchases	—	—	—	—	—	30,920	(1,029)	—	(1,029)
Stock compensation expense	—	—	8,839	—	—	—	—	—	8,839
Excess tax benefits from stock compensation	—	—	1,178	—	—	—	—	—	1,178
Contribution from Noncontrolling interest	—	—	—	—	—	—	—	244	244
Deconsolidation of Noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Balance, June 30, 2011	52,831,462	$53	$405,711	$7,183	$505,862	2,536,133	$(50,343)	$1,838	$870,304

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$50,886	$48,752
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	28,567	24,918
Stock compensation expense	8,839	6,888
Gain on sale of investments, net	(107)	(3,987)
Debt extinguishment costs	8,488	—
Gain on sale of UHP	—	(8,201)
Deferred income taxes	(3,529)	4,928
Changes in assets and liabilities
Premium and related receivables	(16,146)	(57,718)
Other current assets	(4,001)	948
Other assets	(878)	1,719
Medical claims liabilities	24,684	(28,868)
Unearned revenue	(12,465)	(85,950)
Accounts payable and accrued expenses	(34,739)	(3,536)
Other operating activities	3,555	1,851
Net cash provided by (used in) operating activities	53,154	(98,256)
Cash flows from investing activities:
Capital expenditures	(31,744)	(31,177)
Capital expenditures of Centene Center LLC	(3,384)	(32,425)
Purchases of investments	(103,239)	(306,124)
Proceeds from asset sales	—	13,420
Sales and maturities of investments	120,448	291,735
Investments in acquisitions, net of cash acquired	(3,192)	(21,473)
Net cash used in investing activities	(21,111)	(86,044)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,264	1,759
Proceeds from borrowings	419,183	42,161
Proceeds from stock offering	—	104,534
Payment of long-term debt	(414,695)	(97,193)
Contributions from (distributions to) noncontrolling interest	244	(4,840)
Excess tax benefits from stock compensation	1,369	295
Common stock repurchases	(1,029)	(568)
Debt issue costs	(9,095)	—
Net cash provided by financing activities	8,241	46,148
Net increase (decrease) in cash and cash equivalents	40,284	(138,152)
Cash and cash equivalents, beginning of period	434,166	403,752
Cash and cash equivalents, end of period	$474,450	$265,600

Supplemental disclosures of cash flow information:
Interest paid	$11,822	$7,320
Income taxes paid	$40,111	$27,940

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$—	$306
Capital expenditures	$1,381	$36,280

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2010.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2010 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2010 amounts in the consolidated financial statements have been reclassified to conform to the 2011 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

2. Acquisitions

—
Casenet, LLC.  In December 2010, the Company acquired an additional ownership interest in Casenet, LLC for total consideration of $6,619, bringing its ownership interest to 68%.  The initial allocation resulted in goodwill of $1,752 and other identifiable intangible assets of $4,500 that were recorded in the Specialty Services segment.  During the second quarter of 2011, the Company finalized the allocation of the fair value that resulted in goodwill of $8,975, other identifiable intangible assets of $3,561 and an increase in unearned revenue of $6,284.  The goodwill is not deductible for income tax purposes.  During the second quarter of 2011, the Company increased its ownership interest in Casenet to 73%.

—
Citrus Health Care, Inc. In December 2010, the Company acquired certain assets in non-reform counties of Citrus Health Care, Inc., a Florida Medicaid and long term care health plan for $28,689.  During 2010, the Company performed a preliminary allocation of fair value that resulted in goodwill of $22,951 and other identifiable intangible assets of $5,738 that were recorded in the Medicaid Managed Care segment.  During the second quarter of 2011, the Company finalized the allocation of the fair value that resulted in goodwill of $19,069 and other identifiable intangible assets of $9,620.  All of the goodwill is deductible for income tax purposes.

3. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$28,254	$548	$(34)	$28,768	$28,665	$510	$(140)	$29,035
Corporate securities	190,542	3,746	(73)	194,215	197,577	3,124	(586)	200,115
Restricted certificates of deposit	5,888	—	—	5,888	6,814	—	—	6,814
Restricted cash equivalents	13,400	—	—	13,400	8,814	—	—	8,814
Municipal securities:
General obligation	113,851	3,466	—	117,317	109,866	3,601	(6)	113,461
Pre-refunded	32,072	689	—	32,761	32,442	756	—	33,198
Revenue	102,027	2,845	(2)	104,870	100,198	2,781	(15)	102,964
Variable rate demand notes	91,160	—	—	91,160	106,540	—	—	106,540
Asset backed securities	13,387	301	—	13,688	17,391	243	(43)	17,591
Cost method investments and equity method securities	7,347	—	—	7,347	7,060	—	—	7,060
Life insurance contracts	14,546	—	—	14,546	14,391	—	—	14,391
Total	$612,474	$11,595	$(109)	$623,960	$629,758	$11,015	$(790)	$639,983

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost method and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government coporations and agencies.  As of June 30, 2011, the Company had no single issue with a par value greater than $5,000.  As of June 30, 2011, 36% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA, 76% were rated AA- or higher, and 99% were rated A- or higher.  At June 30, 2011, the Company held certificates of deposit, life insurance contracts and cost and equity method invesments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2011				December 31, 2010
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(34)	$7,371	$—	$—	$(140)	$9,246	$—	$—
Corporate securities	(73)	21,733	—	—	(586)	40,341	—	—
Municipal securities:
General obligation	—	—	—	—	(6)	1,131	—	—
Revenue	(2)	838	—	—	(15)	2,419	—	—
Asset backed securities	—	—	—	—	(43)	5,276	—	—
Total	$(109)	$29,942	$—	$—	$(790)	$58,413	$—	$—

As of June 30, 2011, the gross unrealized losses were generated from 34 positions out of a total of 401 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If the security meets this criterion, the decline in fair value is other-than-temporary and is recorded in earnings.  The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other than temporary impairment for these securities.

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	June 30, 2011				December 31, 2010
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$77,560	$78,808	$19,516	$19,516	$21,141	$21,346	$17,387	$17,392
One year through five years	396,676	406,770	7,099	7,146	464,270	474,255	5,368	5,366
Five years through ten years	37,983	37,990	—	—	39,732	39,731	—	—
Greater than ten years	73,640	73,730	—	—	81,860	81,893	—	—
Total	$585,859	$597,298	$26,615	$26,662	$607,003	$617,225	$22,755	$22,758

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gains	$—	$683	$133	$3,717
Losses	(11)	(245)	(26)	(245)
Net realized (losses) gains	$(11)	$438	$107	$3,472

Realized gains in six months ended June 30, 2010 included a gain of $2,961 representing a gain from a distribution from the Reserve Primary fund in excess of our adjusted basis.

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

Investment amortization of $5,009 and $5,716 was recorded in the six months ended June 30, 2011 and 2010, respectively.

4. Fair Value Measurements

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

The following table summarizes fair value measurements by level at June 30, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Assets
Cash and cash equivalents		$474,450	$	―	$	―	$474,450

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$19,117		$2,277	$	―	$21,394
Corporate securities		―		194,215		―	194,215
Municipal securities:
General obligation		―		117,317		―	117,317
Pre-refunded		―		32,761		―	32,761
Revenue		―		104,870		―	104,870
Variable rate demand notes		―		91,160		―	91,160
Asset backed securities		―		13,688		―	13,688
Total investments		$19,117		$556,288	$	―	$575,405

Restricted deposits available for sale:
Cash and cash equivalents		$13,400	$	―	$	―	$13,400
Certificates of deposit		5,888		―		―	5,888
U.S. Treasury securities and obligations of U.S. government corporations and agencies		6,844		530		―	7,374
Total restricted deposits		$26,132		$530	$	―	$26,662

Total assets at fair value		$519,699		$556,818	$	―	$1,076,517
Liabilities
Interest rate swap contract	$	―		$1,819	$	―	$1,819

The following table summarizes fair value measurements by level at December 31, 2010, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Assets
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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $21,893 and $21,451 as of June 30, 2011 and December 31, 2010, respectively.

5. Debt

Debt consists of the following:

	June 30, 2011	December 31, 2010
Senior notes, at par	$250,000	$175,000
Unamortized discount on Senior notes	(3,074)	―
Interest rate swap fair value	(1,819)	―
Senior notes, net	245,107	175,000
Revolving credit agreement	―	60,000
Mortgage notes payable	88,335	89,500
Capital leases and other	6,198	6,141
Total debt	339,640	330,641
Less current portion	(3,172)	(2,817)
Long-term debt	$336,468	$327,824

Senior Notes

In May 2011, the Company exercised its option to redeem its $175,000 7.25% Senior Notes due April 1, 2014 ($175,000 Notes).  The Company redeemed the $175,000 Notes at 103.625% and wrote off unamortized debt issuance costs, resulting in a pre-tax expense of $8,488.

In May 2011, pursuant to a shelf registration statement, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%.  At June 30, 2011, the unamortized debt discount was $3,074.  The indenture governing the $250,000 Notes contains non-financial and financial covenants.  Interest is paid semi-annually in June and December.  In connection with the issuance, the Company entered into an interest rate swap as discussed below.  Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes.  At June 30, 2011, the fair value of the interest rate swap decreased the principal amount of the notes by $1,819.

Revolving Credit Agreement

In January 2011, the Company replaced its $300,000 revolving credit agreement with a new $350,000 revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio, as defined.  As of June 30, 2011, the Company had no borrowings outstanding under the agreement, leaving availability of $350,000.

The Company has outstanding letters of credit of $43.3 million as of June 30, 2011, which are not part of the revolver.  The letters of credit bore interest at 1.75% on June 30, 2011.

6. Interest Rate Swap

In May 2011, the Company entered into $250,000 notional amount of interest rate swap agreements (Swap Agreements) that are scheduled to expire June 1, 2017. Under the Swap Agreements, the Company receives a fixed rate of 5.75% and pays a variable rate of LIBOR plus 3.5% adjusted quarterly, which allows the Company to adjust the $250,000 Notes to a floating rate. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

The interest rate swaps are formally designated and qualify as fair value hedges. The interest rate swaps are recorded at fair value in the Consolidated Balance Sheet in other assets or other liabilities.  Gains and losses due to changes in fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness.  Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statement of Operations.

The fair value of the Swap Agreements as of June 30, 2011 was a liability of approximately $1,819, and is included in other long term liabilities in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations.

7. Contingencies

In May 2008, the Internal Revenue Service (IRS) began an audit of the Company’s 2006 and 2007 tax returns.  In connection with the IRS examination, the field agent initially denied the $34,856 tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS.  In June 2011, the Company met with the IRS appeals officer and agreed to a tentative settlement for the open tax years of 2006 and 2007.  The tentative settlement is not expected to have a material impact on the consolidated financial statements.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of tax	$28,374	$22,999	$52,119	$43,081
Discontinued operations, net of tax	―	(226)	―	3,694
Net earnings	$28,374	$22,773	$52,119	$46,775
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	50,167,052	49,135,552	49,959,892	48,203,312
Common stock equivalents (as determined by applying the treasury stock method)	2,322,362	1,730,766	2,211,321	1,603,772
Weighted average number of common shares and potential dilutive common shares outstanding	52,489,414	50,866,318	52,171,213	49,807,084

Net earnings per share attributable to Centene Corporation common stockholders:
Basic:
Continuing operations	$0.57	$0.46	$1.04	$0.89
Discontinued operations	―	―	―	0.08
Earnings per common share	$0.57	$0.46	$1.04	$0.97

Diluted:
Continuing operations	$0.54	$0.45	$1.00	$0.86
Discontinued operations	―	―	―	0.08
Earnings per common share	$0.54	$0.45	$1.00	$0.94

The calculation of diluted earnings per common share for the three and six months ended June 30, 2011 excludes the impact of 30,586 and 113,244 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.  The calculation of diluted earnings per common share for the three and six months ended June 30, 2010 excludes the impact of 1,913,073 and 1,864,028 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended June 30, 2011 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,098,924	$179,092	$—	$1,278,016
Premium and service revenues from internal customers	17,297	177,351	(194,648)	—
Total premium and service revenues	$1,116,221	$356,443	$(194,648)	$1,278,016

Earnings from operations	$42,551	$12,752	$—	$55,303

Segment information for the three months ended June 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$900,463	$150,147	$—	$1,050,610
Premium and service revenues from internal customers	15,101	122,963	(138,064)	—
Total premium and service revenues	$915,564	$273,110	$(138,064)	$1,050,610

Earnings from operations	$28,043	$13,666	$—	$41,709

Segment information for the six months ended June 30, 2011 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,099,563	$357,614	$—	$2,457,177
Premium and service revenues from internal customers	33,044	324,471	(357,515)	—
Total premium and service revenues	$2,132,607	$682,085	$(357,515)	$2,457,177

Earnings from operations	$70,617	$23,783	$—	$94,400

Segment information for the six months ended June 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,780,442	$292,390	$—	$2,072,832
Premium and service revenues from internal customers	30,227	247,949	(278,176)	—
Total premium and service revenues	$1,810,669	$540,339	$(278,176)	$2,072,832

Earnings from operations	$46,743	$24,577	$—	$71,320

10. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$28,063	$24,502	$50,886	$48,752

Reclassification adjustment, net of tax	10	323	192	135
Change in unrealized gains on investments, net of tax	1,204	1,874	567	1,917
Total change	1,214	2,197	759	2,052

Comprehensive earnings	29,277	26,699	51,645	50,804
Comprehensive (losses) earnings attributable to the noncontrolling interests	(311)	1,729	(1,233)	1,977
Comprehensive earnings attributable to Centene Corporation	$29,588	$24,970	$52,878	$48,827

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

OVERVIEW

Our financial performance for the second quarter of 2011 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,580,500, an increase of 45,900 members.
—	Premium and service revenues from continuing operations of $1.3 billion, representing 21.6% growth year over year.
—	Health Benefits Ratio from continuing operations of 83.0%, compared to 83.8% in 2010.
—	General and Administrative expense ratio from continuing operations of 13.0%, compared to 12.7% in 2010.
—	Diluted net earnings per share from continuing operations of $0.54, including $(0.10) of debt extinguishment costs, compared to $0.45 in the prior year.
—	Total operating cash flows of $(40.8) million.

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

—
Celtic Insurance Company, Inc. In July 2010, we closed on the acquisition of certain assets and liabilities of NovaSys Health, LLC, a third party administrator in Arkansas that complements our existing Celtic business.  In November 2010, Celtic began operating under a new contract with the Texas Department of Insurance to provide affordable health insurance plans for small businesses under the new Healthy Texas initiative.

—
Florida.  During 2010, we completed the conversion of members from Access Health Solutions LLC, or Access, to our subsidiary, Sunshine State Health Plan, on an at-risk basis.  Additionally, in December 2010, we completed the acquisition of Citrus Health Care, Inc., a Medicaid and long-term care health plan.

—
Illinois.  In May 2011, our new subsidiary, IlliniCare Health Plan, began providing managed care services for older adults and adults with disabilities under the Integrated Care Program in six counties.

—
Massachusetts.  In April 2010, we began offering an individual insurance product, under the names of Commonwealth Choice and CeltiCare Direct, for residents who do not qualify for other state funded insurance programs.

—
Mississippi.  In January 2011, we began operating through the Mississippi Coordinated Access Network (MississippiCan) program.  During the second quarter of 2011, the contract effectiveness provision was amended, and accordingly, revenue, medical costs and related earnings for January 1, 2011 through June 30, 2011 were recorded during the second quarter of 2011.  As a result, the recognition of earnings of approximately $0.07 per diluted share related to the Mississippi operations from the first quarter were recorded in the second quarter of 2011.  General and administrative expenses related to the Mississippi operations were recognized in our consolidated statement of operations during the first quarter of 2011.

—	South Carolina. In June 2010, we completed the acquisition of Carolina Crescent Health Plan.
—	Texas. In February 2011, we began operating under an additional STAR+PLUS ABD contract in the Dallas service area.

We expect the following item to contribute to our future growth potential:

—	In May 2011, Bridgeway Health Solutions announced it was awarded a contract to deliver Long-term Care services in three geographic service areas of Arizona, effective October 1, 2011.

—
In July 2011, our subsidiary, Kentucky Spirit Health Plan, announced it was awarded a three-year contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.  Kentucky Spirit Health Plan will provide integrated healthcare which includes behavioral health, pharmacy, vision and dental services to Medicaid recipients.  Operations are expected to commence in the fourth quarter of 2011.

—
In July 2011, Louisiana Healthcare Connections, our joint venture subsidiary, was selected to contract with the Louisiana Department of Health and Hospitals to provide healthcare services to Medicaid enrollees participating in the Medicaid Coordinated Care Network project in all three of the state’s geographical services areas for a three year term. Services for these members are expected to begin in the first quarter of 2012, with a three-phased membership roll-out ending in the second quarter of 2012.

In April 2010, we were notified by the Wisconsin Department of Health Services that our Wisconsin subsidiary, Managed Health Services (MHS), was not awarded the Southeast Wisconsin BadgerCare Plus Managed Care contract. The change was effective November 1, 2010; after a two-month transition period (September through October), MHS no longer served BadgerCare Plus Standard and Benchmark members in Milwaukee, Washington, Ozaukee, Waukesha and Kenosha counties.  MHS continues to serve more than 7,800 Wisconsin Core Plan and SSI members in this region and more than 72,000 members in other regions of the state.  In 2010, we filed a legal challenge to the State of Wisconsin’s decision on the southeast region reprocurement.  The lawsuit is currently pending before the Wisconsin court of appeals.  The timing and outcome of any decision from the appellate court is unknown at this time.

 MEMBERSHIP

From June 30, 2010 to June 30, 2011, we increased our at-risk managed care membership by 45,900.  The following table sets forth our membership by state for our managed care organizations:

	June 30,		December 31,
	2011	2010	2010
Arizona	22,800	22,100	22,400
Florida	190,600	113,100	194,900
Georgia	303,100	295,600	305,800
Illinois	700	―	―
Indiana	206,700	212,700	215,800
Massachusetts	32,900	30,100	36,200
Mississippi	30,800	―	―
Ohio	159,900	159,300	160,100
South Carolina	82,800	92,600	90,300
Texas	470,400	475,500	433,100
Wisconsin	79,800	133,600	74,900
Total at-risk membership	1,580,500	1,534,600	1,533,500
Non-risk membership	10,400	50,900	4,200
Total	1,590,900	1,585,500	1,537,700

The following table sets forth our membership by line of business:

	June 30,		December 31,
	2011	2010	2010
Medicaid	1,172,400	1,135,500	1,177,100
CHIP & Foster Care	211,400	272,400	210,500
ABD & Medicare	156,300	93,800	104,600
Hybrid Programs	35,500	30,100	36,200
Long-term Care	4,900	2,800	5,100
Total at-risk membership	1,580,500	1,534,600	1,533,500
Non-risk membership	10,400	50,900	4,200
Total	1,590,900	1,585,500	1,537,700

The following table provides supplemental information of other membership categories:

	June 30,		December 31,
	2011	2010	2010
Cenpatico Behavioral Health:
Arizona	173,200	119,700	174,600
Kansas	45,000	39,100	39,200

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2011 and 2010, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30 is as follows ($ in millions):

	Three Months Ended June 30,			Six months Ended June 30,
	2011	2010	% Change 2010-2011	2011	2010	% Change 2010-2011
Premium	$1,248.6	$1,025.9	21.7%	$2,401.4	$2,025.2	18.6%
Service	29.4	24.7	19.2%	55.8	47.6	17.3%
Total premium and service revenues	1,278.0	1,050.6	21.6%	2,457.2	2,072.8	18.5%
Premium tax	37.0	26.2	41.4%	74.2	72.7	2.1%
Total revenues	1,315.0	1,076.8	22.1%	2,531.4	2,145.5	18.0%
Medical costs	1,035.7	859.3	20.5%	1,992.8	1,699.0	17.3%
Cost of services	20.3	15.7	29.3%	40.5	32.9	23.2%
General and administrative expenses	166.4	133.5	24.7%	329.0	269.0	22.3%
Premium tax expense	37.2	26.6	40.2%	74.7	73.3	1.9%
Earnings from operations	55.4	41.7	32.6%	94.4	71.3	32.4%
Investment and other income, net	(10.9)	0.3	― %	(12.8)	3.5	(462.7)%
Earnings from continuing operations, before income tax expense	44.5	42.0	6.0%	81.6	74.8	9.1%
Income tax expense	16.4	17.3	(4.8)%	30.7	29.7	3.3%
Earnings from continuing operations, net of income tax expense	28.1	24.7	13.5%	50.9	45.1	12.9%
Discontinued operations, net of income tax expense (benefit) of $0, $(0.1), $0 and $4.4 respectively	―	(0.2)	(100.0)%	―	3.7	(100.0)%
Net earnings	28.1	24.5	14.5%	50.9	48.8	4.4%
Noncontrolling interest	(0.3)	1.7	(118.0)%	(1.2)	2.0	(162.4)%
Net earnings attributable to Centene Corporation	$28.4	$22.8	24.6%	$52.1	$46.8	11.4%

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$28.4	$23.0	23.4%	$52.1	$43.1	21.0%
Discontinued operations, net of income tax expense (benefit)	―	(0.2)	(100.0)%	―	3.7	(100.0)%
Net earnings	$28.4	$22.8	24.6%	$52.1	$46.8	11.4%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.54	$0.45	20.0%	$1.00	$0.86	16.3%
Discontinued operations	―	―	― %	―	0.08	(100.0)%
Total diluted earnings per common share	$0.54	$0.45	20.0%	$1.00	$0.94	6.4%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues and Revenue Recognition

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data.  These eligibility adjustments are not significant in relation to total revenue recorded and are reflected in the period known.  We continuously review and update those estimates as new information becomes available.  It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

Premium and service revenues increased 21.6% in the three months ended June 30, 2011 over the corresponding period in 2010 as a result of the addition of our Mississippi contract, membership growth and premium rate increases during the second half of 2010.  During the second quarter of 2011, revenue from our Mississippi contract of $100.4 million was recognized for the period January 1, 2011 through June 30, 2011, of which $52.8 million related to the first quarter of 2011.

During the second quarter of 2011, one of our states performed a special review and identified additional membership deletions for previous periods.  The amount of any reduction to revenue related to this review is subject to consideration of rate adequacy calculations, as part of actuarially soundness standards, for the appropriate periods.  We have estimated the revenue impact related to retroactive eligibility reductions due to the state and have increased our accrual for those adjustments in our consolidated financial statements.  There can be no assurance that future adjustment of amounts related to membership reconciliations will not have a material adverse effect on the Company.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended June 30:

	2011	2010
Medicaid and CHIP	80.1%	83.4%
ABD and Medicare	88.0	86.5
Specialty Services	85.8	81.7
Total	83.0	83.8

The consolidated HBR for the three months ended June 30, 2011 of 83.0% was a decrease of 0.8% over the comparable period in 2010 primarily as a result of lower utilization and contract enhancements.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $33.0 million in the three months ended June 30, 2011 compared to the corresponding period in 2010.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the three months ended June 30, 2011 and 2010 was 13.0%, and 12.7%, respectively.  The consolidated G&A expense ratio was reduced by 0.6% for the recognition of revenue in the second quarter from our Mississippi contract for the period January 1, 2011 through March 31, 2011.  The resulting year over year increase in the G&A expense ratio was driven by increased business expansion costs.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2011	2010
Investment income	$3.0	$4.2
Debt extinguishment costs	(8.5)	―
Interest expense	(5.3)	(3.9)
Other income (expense), net	$(10.8)	$0.3

The decrease in investment income in 2011 reflects the continued low market interest rates.

In May 2011, the Company redeemed its $175.0 million 7.25% Senior Notes due April 1, 2014 at 103.625% and wrote off unamortized debt issuance costs.  Debt extinguishment costs totaled $8.5 million, or $0.10 per diluted share.

Interest expense increased during the quarter by $1.4 million primarily reflecting increased borrowings on the revolving credit agreements as well as borrowings on the mortgage loan associated with the real estate development including our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and accordingly we ceased capitalizing interest on the project.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended June 30, 2011 was 36.7% compared to 42.9% in the corresponding period in 2010.  The decrease in the effective tax rate was driven by a higher rate in 2010 resulting from the write off of a deferred tax asset of $1.7 million during the second quarter of 2010 as a result of certain enacted legislation.  The year over year decrease in the effective tax rate was also associated with the tax benefits in 2011 from disqualifying dispositions of incentive stock options as well as the recognition of state net operating losses in Wisconsin as a result of a change in tax law during the quarter.

In May 2008, the Internal Revenue Service (IRS) began an audit of the 2006 and 2007 tax returns.  In connection with the IRS examination, the field agent initially denied the $34.9 million tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS.  In June 2011, we met with the IRS appeals officer and agreed to a tentative settlement for the open tax years of 2006 and 2007.  The tentative settlement is not expected to have a material impact on the consolidated financial statements.

Segment Results

The following table summarizes our operating results by segment for the three months ended June 30, (in millions):

	2011	2010	% Change 2010-2011
Premium and Service Revenues
Medicaid Managed Care	$1,116.2	$915.6	21.9%
Specialty Services	356.4	273.1	30.5%
Eliminations	(194.6)	(138.1)	41.0%
Consolidated Total	$1,278.0	$1,050.6	21.6%

Earnings from Operations
Medicaid Managed Care	$42.5	$28.0	51.7%
Specialty Services	12.8	13.7	(6.7)%
Consolidated Total	$55.3	$41.7	32.6%

Medicaid Managed Care

Premium and service revenues increased 21.9% in the three months ended June 30, 2011 over the comparable period due to the addition of the Mississippi contract, membership growth and premium rate increases in the second half of 2010.  During the second quarter of 2011, revenue from our Mississippi contract of $100.4 million was recognized for the period January 1, 2011 through June 30, 2011, of which $52.8 million related to the first quarter of 2011.  Earnings from operations increased 51.7% in the three months ended June 30, 2011 reflecting overall growth in our membership, reduced HBR and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 30.5% in the three months ended June 30, 2011 primarily due to growth of our operations in Arizona and Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations decreased 6.7% in the three months ended June 30, 2011 reflecting a higher HBR in 2011 and increased general and administrative expenses resulting from business expansion costs for new specialty services.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Premium and Service Revenues

Premium and service revenues increased 18.5% in the six months ended June 30, 2011 over the corresponding period in 2010 as a result of the addition of our Mississippi contract, membership growth and net premium rate increases during the second half of 2010.  The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In the six months ended June 30, 2011, we received premium rate adjustments in certain markets which yielded a net 0% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the six months ended June 30:

	2011	2010
Medicaid and CHIP	81.3%	84.5%
ABD and Medicare	86.8%	83.4%
Specialty Services	84.2%	81.2%
Total	83.0%	83.9%

The consolidated HBR for the six months ended June 30, 2011 of 83.0% was a decrease of 0.9% over the comparable period in 2010 primarily as a result of utilization and contract enhancements.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $60.0 million in the six months ended June 30, 2011 compared to the corresponding period in 2010.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the six months ended June 30, 2011 and 2010 was 13.4%, and 13.0%, respectively.  The increase in the G&A expense ratio reflects an increase of 0.4% as a result of increased business expansion costs.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2011	2010
Investment income	$6.7	$8.2
Debt extinguishment costs	(8.5)	―
Gain on Reserve Primary Fund distributions	―	3.0
Interest expense	(11.0)	(7.7)
Other income (expense), net	$(12.8)	$3.5

The decrease in investment income in 2011 reflects the continued low market interest rates.

In May 2011, the Company redeemed its $175.0 million 7.25% Senior Notes due April 1, 2014 at 103.625% and wrote off unamortized debt issuance costs.  Debt extinguishment costs totaled $8.5 million, or $0.10 per diluted share.

Interest expense for the six months ended June 30, 2011 increased by $3.3 million from the comparable period in 2010 primarily due to borrowings on the mortgage loan associated with the real estate development including our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and accordingly we ceased capitalizing interest on the project.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the six months ended June 30, 2011 was 37.1% compared to 40.9% in the corresponding period in 2010.  The decrease in the effective tax rate was driven by a higher rate in 2010 resulting from the write off of a deferred tax asset of $1.7 million during the second quarter of 2010 as a result of certain enacted legislation.

In May 2008, the Internal Revenue Service (IRS) began an audit of the 2006 and 2007 tax returns.  In connection with the IRS examination, the field agent initially denied the $34.9 million tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS.  In June 2011, we met with the IRS appeals officer and agreed to a tentative settlement for the open tax years of 2006 and 2007.  The tentative settlement is not expected to have a material impact to the consolidated financial statements.

Segment Results

The following table summarizes our operating results by segment for the six months ended June 30, (in millions):

	2011	2010	% Change 2010-2011
Premium and Service Revenues
Medicaid Managed Care	$2,132.6	$1,810.7	17.8%
Specialty Services	682.1	540.3	26.2%
Eliminations	(357.5)	(278.2)	28.5%
Consolidated Total	$2,457.2	$2,072.8	18.5%

Earnings from Operations
Medicaid Managed Care	$70.6	$46.7	51.1%
Specialty Services	23.8	24.6	(3.2)%
Consolidated Total	$94.4	$71.3	32.4%

Medicaid Managed Care

Premium and service revenues increased 17.8% in the six months ended June 30, 2011 due to the addition of the Mississippi contract, membership growth and net premium rate increases in the second half of 2010.  Earnings from operations increased 51.1% in the six months ended June 30, 2011 reflecting overall growth in our membership, reduced HBR and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 26.2% in the six months ended June 30, 2011 primarily due to growth of our operations in Arizona and Massachusetts, as well as membership growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations decreased 3.2% in the six months ended June 30, 2011 reflecting a loss from our care management software business, which decreased earnings from operations by 20.0%.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the six months ended June 30, 2011 and 2010, used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$53.2	$(98.3)
Net cash used in investing activities	(21.1)	(86.0)
Net cash provided by financing activities	8.2	46.1
Net increase (decrease) in cash and cash equivalents	$40.3	$(138.2)

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $53.2 million in the six months ended June 30, 2011, compared to using cash of $98.3 million in the comparable period in 2010.  We record prepayments from our states as unearned revenue.  As of June 30, 2011, we had unearned revenues of $111.1 million, representing advance payments from four of our state customers.  In comparison, at June 30, 2010, we received no advance payments.  Additionally, as of June 30, 2011, we had capitation receivable from one state, compared to capitation receivable from two states at June 30, 2010.

The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Six Months Ended June 30,
	2011	2010
Premium and related receivables	$(16.1)	$(57.7)
Unearned revenue	(12.5)	(86.0)
Net decrease in operating cash flow	$(28.6)	$(143.7)

We expect our cash flow provided by operating activities to moderate during the remainder of 2011; however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

Investing activities used cash of $21.1 million in the six months ended June 30, 2011 and $86.0 million in the comparable period in 2010.  Cash flows from investing activities in 2011 and 2010 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of June 30, 2011, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.0 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances ($ in millions):

	June 30, 2011	December 31, 2010

Cash, cash equivalents and short-term investments	$553.2	$455.2
Long-term investments	518.5	595.9
Restricted deposits	26.7	22.8
Total cash, investments and restricted deposits	$1,098.4	$1,073.9

Unregulated cash and investments	$36.5	$30.9
Regulated cash, investments and restricted deposits	1,061.9	1,043.0
Consolidated Total	$1,098.4	$1,073.9

We spent $28.9 million and $16.8 million in the six months ended June 30, 2011 and 2010, respectively, on capital expenditures for system enhancements and market expansions.  We also spent $2.8 million and $14.4 million in 2011 and 2010, respectively, for costs associated with our headquarters development including land, tenant improvements and furniture.  We anticipate spending approximately $30 million additional on capital expenditures in 2011 primarily associated with our new data center, system enhancements and market expansions.

During 2009, we began construction of a real estate development that includes the Company’s corporate headquarters.  For the six months ended June 30, 2011 and 2010, Centene Center LLC had capital expenditures of $3.4 million and $32.4 million, respectively, for costs associated with the real estate development.  The development was placed into service in the third quarter of 2010.  We anticipate spending approximately $6 million additional on capital expenditures in 2011 associated with the real estate development.

Our financing activities provided cash of $8.2 million in the six months ended June 30, 2011 compared to $46.1 million in the comparable period in 2010.  During 2011, our financing activities primarily related to repayments and proceeds of long term debt as discussed below.

In January 2011, we replaced our $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver will bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.  As of June 30, 2011, we had no borrowings outstanding under the agreement, leaving availability of $350.0 million.  As of June 30, 2011, we were in compliance with all covenants.

In May 2011, we exercised our option to redeem the $175 million 7.25% Senior Notes due April 1, 2014 ($175 million Notes).  We redeemed the $175 million Notes at 103.625% and wrote off unamortized debt issuance costs, resulting in a pre-tax expense of $8.5 million.

In May 2011, pursuant to a shelf registration statement, we issued non-callable $250 million of 5.75% Senior Notes due June 1, 2017 ($250 million Notes) at a discount to yield 6%.  The indenture governing the $250 million Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.  Interest is paid semi-annually in June and December.  We used a portion of the net proceeds from the offering to repay the $175 million Notes and call premium and to repay approximately $50 million outstanding on our revolving credit facility.  The additional proceeds will be used for general corporate purposes.

At June 30, 2011, we had working capital, defined as current assets less current liabilities, of $24.8 million, as compared to $(108.4) million at December 31, 2010.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital is negative from time to time due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At June 30, 2011, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 28.1%, compared to 29.3% at December 31, 2010.  Excluding the $79.0 million non-recourse mortgage note, our debt to capital ratio is 23.0%, compared to 23.9% at December 31, 2010.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2011, our subsidiaries had aggregate statutory capital and surplus of $569.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $324.0 million and we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2011, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2011, we had short-term investments of $78.8 million and long-term investments of $545.2 million, including restricted deposits of $26.7 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Agency bonds, life insurance contracts, U.S. Treasury investments, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2011, the fair value of our fixed income investments would decrease by approximately $9.8 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2011, the fair value of our debt would decrease by approximately $13.8 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings.

In May 2008, the Internal Revenue Service (IRS) began an audit of the 2006 and 2007 tax returns.  In connection with the IRS examination, the field agent initially denied the $34.9 million tax benefit related to the abandonment of the FirstGuard stock in 2007 based on certain assumptions of fact by the IRS.  In June 2011, we met with the IRS appeals officer and agreed to a tentative settlement for the open tax years of 2006 and 2007.  The tentative settlement is not expected to have a material impact to the consolidated financial statements.

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

The American Reinvestment and Recovery Act of 2009 and subsequent legislation provided additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and June 30, 2011.  During this time period, the share of Medicaid costs that were paid for by the federal government went up, and each state’s share went down. Now that this additional funding has expired, we cannot predict whether the states will have sufficient funds for their Medicaid programs.

Changes to Medicaid, CHIP, Foster Care and ABD programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business. Recent legislation generally requires that eligibility levels be maintained, but this could cause states to reduce reimbursement or reduce benefits in order to afford to maintain eligibility levels.  A number of states have requested waivers to the requirements to maintain eligibility levels and legislation has been introduced that would eliminate the requirement that eligibility levels be maintained.  We believe that reductions in Medicaid, CHIP, Foster Care and ABD payments could substantially reduce our profitability. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between August 31, 2011 and December 31, 2016. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  On January 31, 2011, a Florida District Court ruled that the entire health care reform law is unconstitutional.  This judgment has been stayed pending appeal. Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal and others are in process.  We cannot predict the ultimate outcome of any of the litigation.  Various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.  While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal, change or defund certain provisions of the law.  The 2011 budget eliminates two programs funded under the health care reform law – the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs).  Further, a number of states have passed legislation intended to block various requirements of the health care reform law.  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

The failure of the federal government to raise the federal debt ceiling could affect funding for Medicaid and our cash flow.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised.  If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations, including funding for Medicaid. A failure by the federal government to fund or a material delay in the funding for Medicaid could have a material adverse effect on our cash flows.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in South Carolina in December 2007, began our Foster Care program in Texas in April 2008, commenced operations in Florida in February 2009, in Massachusetts in July 2009, in Mississippi in January 2011, commenced operations in Illinois in 2011 and expect to commence operations in Kentucky in the fourth quarter of 2011. For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

Our premium revenues consist of fixed monthly payments per member and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to medical services rise, our earnings will be affected negatively. In addition, our actual medical services costs may exceed our estimates, which would cause our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, to increase and our profits to decline. In addition, it is possible for a state to increase the rates payable to certain providers without granting a corresponding increase in premiums to us. If this were to occur in one or more of the states in which we operate, our profitability would be harmed. In addition, if there is a significant delay in our receipt of premiums to offset previously incurred health benefits costs, our cash flows or earnings could be negatively impacted.

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

Our profitability depends, to a significant degree, on our ability to predict and effectively manage expenses related to health benefits. We have less control over the costs related to medical services than we do over our general and administrative expenses. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of use of healthcare services, hospital costs, pharmaceutical costs, major epidemics or pandemics, new medical technologies and other external factors, including general economic conditions such as inflation levels, are beyond our control and could reduce our ability to predict and effectively control the costs of providing health benefits. In 2009, the H1N1 influenza pandemic resulted in heightened costs due to increased physician visits and increased utilization of hospital emergency rooms and pharmaceutical costs. We cannot predict what impact an epidemic or pandemic will have on our costs in the future. Additionally, we may not be able to manage costs effectively in the future. If our costs related to health benefits increase, our profits could be reduced or we may not remain profitable.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.

As of June 30, 2011, we had $553.2 million in cash, cash equivalents and short-term investments and $545.2 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of June 30, 2011, we had $540.3 million of investments in state, municipal and corporate securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2011
Period	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs2
April 1 – April 30, 2011	1,391	$34.15	—	1,667,724
May 1 – May 31, 2011	8,604	36.62	—	1,667,724
June 1 – June 30, 2011	7,622	34.76	—	1,667,724
Total	17,617	$35.62	—	1,667,724

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares. No duration has been placed on the repurchase program.

ITEM 5. Other Information.

In April 2011, the Company reported that a majority of its stockholders entitled to vote at the 2011 Annual Meeting had voted to recommend, on a non-binding advisory basis, an annual frequency for future Say-on-Pay votes.  In July 2011, the Company’s Board of Directors determined that, consistent with the Board of Directors’ recommendation for the 2011 Annual Meeting, the Company will hold future Say-on-Pay votes on an annual basis until the next frequency vote is conducted.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

4.1
Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 27, 2011.

10.11	Amendment #10 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State.

10.21	Amendment S (Version 1.18.1) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12	XBRL Taxonomy Instance Document.

101.22	XBRL Taxonomy Extension Schema Document.

101.32	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42	XBRL Taxonomy Extension Definition Linkbase Document.

101.52	XBRL Taxonomy Extension Label Linkbase Document.

101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 26, 2011.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)