Form 10-Q
period 2011-09-30
CENTENE CORP
filed 2011-10-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
  Yes  ☐    No  ☒

As of October 14, 2011, the registrant had 50,378,693 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$451,657	$433,914
Cash and cash equivalents of discontinued operations	—	252
Total cash and cash equivalents	451,657	434,166
Premium and related receivables, net of allowance for uncollectible accounts of $592 and $17, respectively	139,467	136,243
Short-term investments, at fair value (amortized cost $104,914 and $21,141, respectively)	106,344	21,346
Other current assets	68,908	64,154
Current assets of discontinued operations other than cash	—	912
Total current assets	766,376	656,821
Long-term investments, at fair value (amortized cost $521,229 and $585,862, respectively)	530,452	595,879
Restricted deposits, at fair value (amortized cost $26,697 and $22,755, respectively)	26,768	22,758
Property, software and equipment, net of accumulated depreciation of $166,442 and $138,629, respectively	345,600	326,341
Goodwill	281,981	278,051
Intangible assets, net	28,795	29,109
Other long-term assets	57,526	30,057
Long-term assets of discontinued operations	—	4,866
Total assets	$2,037,498	$1,943,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$498,705	$456,765
Accounts payable and accrued expenses	173,708	185,218
Unearned revenue	54,764	117,344
Current portion of long-term debt	3,203	2,817
Current liabilities of discontinued operations	—	3,102
Total current liabilities	730,380	765,246
Long-term debt	348,093	327,824
Other long-term liabilities	54,926	53,378
Long-term liabilities of discontinued operations	—	379
Total liabilities	1,133,399	1,146,827

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 52,921,255 issued and 50,377,774 outstanding at September 30, 2011, and 52,172,037 issued and 49,616,824 outstanding at December 31, 2010	53	52
Additional paid-in capital	411,924	384,206
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	6,478	6,424
Retained earnings	534,849	453,743
Treasury stock, at cost (2,543,481 and 2,555,213 shares, respectively)	(50,594)	(50,486)
Total Centene stockholders’ equity	902,710	793,939
Noncontrolling interest	1,389	3,116
Total stockholders’ equity	904,099	797,055
Total liabilities and stockholders’ equity	$2,037,498	$1,943,882

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premium	$1,239,464	$1,060,559	$3,640,829	$3,085,802
Service	25,817	20,954	81,629	68,543
Premium and service revenues	1,265,281	1,081,513	3,722,458	3,154,345
Premium tax	36,754	40,348	110,948	113,009
Total revenues	1,302,035	1,121,861	3,833,406	3,267,354
Expenses:
Medical costs	1,028,586	893,281	3,021,400	2,592,324
Cost of services	20,229	14,646	60,717	47,505
General and administrative expenses	167,668	132,095	496,674	401,072
Premium tax	37,005	41,591	111,668	114,885
Total operating expenses	1,253,488	1,081,613	3,690,459	3,155,786
Earnings from operations	48,547	40,248	142,947	111,568
Other income (expense):
Investment and other income	2,697	713	9,379	11,912
Debt extinguishment costs	—	—	(8,488)	—
Interest expense	(4,572)	(4,858)	(15,523)	(12,540)
Earnings from continuing operations, before income tax expense	46,672	36,103	128,315	110,940
Income tax expense	18,459	13,163	49,216	42,942
Earnings from continuing operations, net of income tax expense	28,213	22,940	79,099	67,998
Discontinued operations, net of income tax expense of $0, $26, $0 and $4,376, respectively	—	260	—	3,954
Net earnings	28,213	23,200	79,099	71,952
Noncontrolling interest (loss)	(774)	538	(2,007)	2,515
Net earnings attributable to Centene Corporation	$28,987	$22,662	$81,106	$69,437

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$28,987	$22,402	$81,106	$65,483
Discontinued operations, net of income tax expense	—	260	—	3,954
Net earnings	$28,987	$22,662	$81,106	$69,437

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.58	$0.46	$1.62	$1.35
Discontinued operations	—	—	—	0.08
Earnings per common share	$0.58	$0.46	$1.62	$1.43
Diluted:
Continuing operations	$0.55	$0.44	$1.55	$1.30
Discontinued operations	—	—	—	0.08
Earnings per common share	$0.55	$0.44	$1.55	$1.38

Weighted average number of shares outstanding:
Basic	50,345,512	49,238,406	50,089,845	48,552,135
Diluted	52,620,350	50,938,357	52,320,906	50,192,190

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)
Nine Months Ended September 30, 2011

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2010	52,172,037	$52	$384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055
Comprehensive Earnings:
Net earnings	—	—	—	—	81,106	—	—	(2,007)	79,099
Change in unrealized investment gain, net of $50 tax	—	—	—	54	—	—	—	—	54
Total comprehensive earnings									79,153
Common stock issued for employee benefit plans	749,218	1	13,005	—	—	—	—	—	13,006
Issuance of stock warrants	—	—	—	—	—	(50,000)	1,172	—	1,172
Common stock repurchases	—	—	—	—	—	38,268	(1,280)	—	(1,280)
Stock compensation expense	—	—	13,263	—	—	—	—	—	13,263
Excess tax benefits from stock compensation	—	—	1,450	—	—	—	—	—	1,450
Contribution from Noncontrolling interest	—	—	—	—	—	—	—	569	569
Deconsolidation of Noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Balance, September 30, 2011	52,921,255	$53	$411,924	$6,478	$534,849	2,543,481	$(50,594)	$1,389	$904,099

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$79,099	$71,952
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	43,055	38,620
Stock compensation expense	13,263	10,224
Gain on sale of investments, net	(213)	(6,331)
Debt extinguishment costs	8,488	—
Gain on sale of UHP	—	(8,201)
Impairment of investment	—	5,531
Deferred income taxes	(223)	7,012
Changes in assets and liabilities
Premium and related receivables	(13,306)	(68,125)
Other current assets	(6,667)	(2,932)
Other assets	(1,230)	(990)
Medical claims liabilities	40,476	(29,304)
Unearned revenue	(65,183)	(38,708)
Accounts payable and accrued expenses	(11,414)	(3,174)
Other operating activities	3,528	(1,267)
Net cash provided by (used in) operating activities	89,673	(25,693)
Cash flows from investing activities:
Capital expenditures	(52,931)	(50,353)
Capital expenditures of Centene Center LLC	(4,007)	(41,607)
Purchases of investments	(201,145)	(382,730)
Proceeds from asset sales	—	13,420
Sales and maturities of investments	180,124	452,128
Investments in acquisitions, net of cash acquired	(3,192)	(26,847)
Net cash used in investing activities	(81,151)	(35,989)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,582	2,394
Proceeds from borrowings	419,183	53,812
Proceeds from stock offering	—	104,534
Payment of long-term debt	(415,475)	(97,467)
Contributions from (distributions to) noncontrolling interest	569	(7,387)
Excess tax benefits from stock compensation	1,632	424
Common stock repurchases	(1,280)	(714)
Debt issue costs	(9,242)	—
Net cash provided by financing activities	8,969	55,596
Net increase (decrease) in cash and cash equivalents	17,491	(6,086)
Cash and cash equivalents, beginning of period	434,166	403,752
Cash and cash equivalents, end of period	$451,657	$397,666

Supplemental disclosures of cash flow information:
Interest paid	$16,097	$9,501
Income taxes paid	$49,996	$44,407

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$—	$306
Capital expenditures	$(4,833)	$15,291

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

2. Acquisitions

—
Casenet, LLC.  In December 2010, the Company acquired an additional ownership interest in Casenet, LLC for total consideration of $6,619, bringing its ownership interest to 68%.  The Company finalized the allocation of the fair value which resulted in goodwill of $8,975, other identifiable intangible assets of $3,561 and unearned revenue of $7,247.  All of the goodwill is deductible for income tax purposes.  During the third quarter of 2011, the Company increased its ownership interest in Casenet to 77% through additional investments.

—
Citrus Health Care, Inc. In December 2010, the Company acquired certain assets in non-reform counties of Citrus Health Care, Inc., a Florida Medicaid and long term care health plan for $28,689.  The Company finalized the allocation of the fair value which resulted in goodwill of $19,069 and other identifiable intangible assets of $9,620.  All of the goodwill is deductible for income tax purposes.

3. Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,045	$691	$(2)	$29,734	$28,665	$510	$(140)	$29,035
Corporate securities	189,380	3,825	(757)	192,448	197,577	3,124	(586)	200,115
Restricted certificates of deposit	5,890	—	—	5,890	6,814	—	—	6,814
Restricted cash equivalents	13,488	—	—	13,488	8,814	—	—	8,814
Municipal securities:
General obligation	117,544	3,167	(57)	120,654	109,866	3,601	(6)	113,461
Pre-refunded	32,682	613	—	33,295	32,442	756	—	33,198
Revenue	114,675	2,768	(16)	117,427	100,198	2,781	(15)	102,964
Variable rate demand notes	108,723	—	—	108,723	106,540	—	—	106,540
Asset backed securities	18,714	492	—	19,206	17,391	243	(43)	17,591
Cost method investments and equity method securities	8,076	—	—	8,076	7,060	—	—	7,060
Life insurance contracts	14,623	—	—	14,623	14,391	—	—	14,391
Total	$652,840	$11,556	$(832)	$663,564	$629,758	$11,015	$(790)	$639,983

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost method and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of September 30, 2011, 36% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA, 77% were rated AA- or higher, and 99% were rated A- or higher.  At September 30, 2011, the Company held certificates of deposit, life insurance contracts and cost and equity method invesments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2011				December 31, 2010
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(2)	$2,117	$—	$—	$(140)	$9,246	$—	$—
Corporate securities	(757)	29,224	—	—	(586)	40,341	—	—
Municipal securities:
General obligation	(57)	7,676	—	—	(6)	1,131	—	—
Revenue	(16)	7,039	—	—	(15)	2,419	—	—
Asset backed securities	—	—	—	—	(43)	5,276	—	—
Total	$(832)	$46,056	$—	$—	$(790)	$58,413	$—	$—

As of September 30, 2011, the gross unrealized losses were generated from 25 positions out of a total of 410 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	September 30, 2011				December 31, 2010
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$104,914	$106,344	$19,605	$19,606	$21,141	$21,346	$17,387	$17,392
One year through five years	391,281	400,055	7,092	7,162	464,270	474,255	5,368	5,366
Five years through ten years	35,748	35,748	—	—	39,732	39,731	—	—
Greater than ten years	94,200	94,649	—	—	81,860	81,893	—	—
Total	$626,143	$636,796	$26,697	$26,768	$607,003	$617,225	$22,755	$22,758

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses on investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gains	$107	$2,310	$240	$6,027
Losses	(1)	(23)	(27)	(268)
Impairment of investment	—	(5,531)	—	(5,531)
Net realized (losses) gains	$106	$(3,244)	$213	$228

Realized gains in the nine months ended September 30, 2010 included a net realized gain of $2,472 related to sales of fixed income investments and also included realized gains of $3,287 representing a distribution from the Reserve Primary fund in excess of our adjusted basis.

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

Investment amortization of $7,545 and $8,380 was recorded in the nine months ended September 30, 2011 and 2010, respectively.

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the extent to which the fair value estimates are based upon observable or unobservable inputs.  Level inputs are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2011, for assets measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Assets
Cash and cash equivalents		$451,657	$	―	$	―	$451,657

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$17,019		$5,325	$	―	$22,344
Corporate securities		―		192,448		―	192,448
Municipal securities:
General obligation		―		120,654		―	120,654
Pre-refunded		―		33,295		―	33,295
Revenue		―		117,427		―	117,427
Variable rate demand notes		―		108,723		―	108,723
Asset backed securities		―		19,206		―	19,206
Total investments		$17,019		$597,078	$	―	$614,097

Restricted deposits available for sale:
Cash and cash equivalents		$13,488	$	―	$	―	$13,488
Certificates of deposit		5,890		―		―	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies		7,390		―		―	7,390
Total restricted deposits		$26,768	$	―	$	―	$26,768

Interest rate swap contract	$	―		$10,489	$	―	$10,489

Total assets at fair value		$495,444		$607,567	$	―	$1,103,011

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and cost-method investments, which approximates fair value, was $22,699 and $21,451 as of September 30, 2011 and December 31, 2010, respectively.

5. Debt

Debt consists of the following:

	September 30, 2011	December 31, 2010
Senior notes, at par	$250,000	$175,000
Unamortized discount on Senior notes	(2,944)	―
Interest rate swap fair value	10,489	―
Senior notes, net	257,545	175,000
Revolving credit agreement	―	60,000
Mortgage notes payable	87,645	89,500
Capital leases and other	6,106	6,141
Total debt	351,296	330,641
Less current portion	(3,203)	(2,817)
Long-term debt	$348,093	$327,824

Senior Notes

In May 2011, the Company exercised its option to redeem its $175,000 7.25% Senior Notes due April 1, 2014 ($175,000 Notes).  The Company redeemed the $175,000 Notes at 103.625% and wrote off unamortized debt issuance costs, resulting in a pre-tax expense of $8,488.

In May 2011, pursuant to a shelf registration statement, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%.  At September 30, 2011, the unamortized debt discount was $2,944.  The indenture governing the $250,000 Notes contains non-financial and financial covenants.  Interest is paid semi-annually in June and December.  In connection with the issuance, the Company entered into an interest rate swap as discussed below.  Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes.  At September 30, 2011, the fair value of the interest rate swap increased the principal amount of the notes by $10,489.

Revolving Credit Agreement

In January 2011, the Company replaced its $300,000 revolving credit agreement with a new $350,000 revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio, as defined.  As of September 30, 2011, the Company had no borrowings outstanding under the agreement, leaving availability of $350,000.

The Company has outstanding letters of credit of $36,708 as of September 30, 2011, which are not part of the revolver.  The letters of credit bore interest at an average of 1.66% on September 30, 2011.

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

The fair value of the Swap Agreements as of September 30, 2011 was an asset of approximately $10,489, and is included in Other long-term assets in the Consolidated Balance Sheet. The fair value of the swap agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations.

7. Contingencies

The Internal Revenue Service (IRS) performed an examination of the Company’s 2006 and 2007 tax returns and initially denied a $34,856 tax benefit related to the abandonment of the FirstGuard stock in 2007.  In October 2011, the Company agreed to a settlement for the open tax years of 2006 and 2007.  The settlement did not have a material impact on the consolidated financial statements.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of tax	$28,987	$22,402	$81,106	$65,483
Discontinued operations, net of tax	―	260	―	3,954
Net earnings	$28,987	$22,662	$81,106	$69,437
Shares used in computing per share amounts:
Weighted average number of common shares outstanding	50,345,512	49,238,406	50,089,845	48,552,135
Common stock equivalents (as determined by applying the treasury stock method)	2,274,838	1,699,951	2,231,061	1,640,055
Weighted average number of common shares and potential dilutive common shares outstanding	52,620,350	50,938,357	52,320,906	50,192,190

Net earnings per share attributable to Centene Corporation common stockholders:
Basic:
Continuing operations	$0.58	$0.46	$1.62	$1.35
Discontinued operations	―	―	―	0.08
Earnings per common share	$0.58	$0.46	$1.62	$1.43

Diluted:
Continuing operations	$0.55	$0.44	$1.55	$1.30
Discontinued operations	―	―	―	0.08
Earnings per common share	$0.55	$0.44	$1.55	$1.38

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2011 excludes the impact of 69,359 and 97,004 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.  The calculation of diluted earnings per common share for the three and nine months ended September 30, 2010 excludes the impact of 1,931,808 and 1,975,387 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended September 30, 2011 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,080,038	$185,243	$—	$1,265,281
Premium and service revenues from internal customers	16,976	171,358	(188,334)	—
Total premium and service revenues	$1,097,014	$356,601	$(188,334)	$1,265,281

Earnings from operations	$38,387	$10,160	$—	$48,547

Segment information for the three months ended September 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$934,664	$146,849	$—	$1,081,513
Premium and service revenues from internal customers	15,512	124,732	(140,244)	—
Total premium and service revenues	$950,176	$271,581	$(140,244)	$1,081,513

Earnings from operations	$35,702	$4,546	$—	$40,248

Segment information for the nine months ended September 30, 2011 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,179,601	$542,857	$—	$3,722,458
Premium and service revenues from internal customers	50,020	495,829	(545,849)	—
Total premium and service revenues	$3,229,621	$1,038,686	$(545,849)	$3,722,458

Earnings from operations	$109,004	$33,943	$—	$142,947

Segment information for the nine months ended September 30, 2010 follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,715,106	$439,239	$—	$3,154,345
Premium and service revenues from internal customers	45,739	372,681	(418,420)	—
Total premium and service revenues	$2,760,845	$811,920	$(418,420)	$3,154,345

Earnings from operations	$82,445	$29,123	$—	$111,568

10. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$28,213	$23,200	$79,099	$71,952

Reclassification adjustment, net of tax	195	1,516	415	1,552
Change in unrealized gains on investments, net of tax	(900)	(1,255)	(361)	761
Total change	(705)	261	54	2,313

Comprehensive earnings	27,508	23,461	79,153	74,265
Comprehensive (losses) earnings attributable to the noncontrolling interests	(774)	538	(2,007)	2,515
Comprehensive earnings attributable to Centene Corporation	$28,282	$22,923	$81,160	$71,750

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

OVERVIEW

Our financial performance for the third quarter of 2011 is summarized as follows:

—	Quarter-end at-risk managed care membership of 1,615,700, an increase of 141,900 members year over year.
—	Premium and service revenues from continuing operations of $1.3 billion, representing 17.0% growth year over year.
—	Health Benefits Ratio from continuing operations of 83.0%, compared to 84.2% in 2010.
—	General and Administrative expense ratio from continuing operations of 13.3%, compared to 12.2% in 2010.
—	Diluted net earnings per share from continuing operations of $0.55, compared to $0.44 in the prior year.
—	Total operating cash flows of $36.5 million.

The following items contributed to our revenue and membership growth over the last year:

—	Arizona. In December 2010, Cenpatico Behavioral Health of Arizona began operating under an expanded contract to manage behavioral healthcare services for an additional four counties.

—
Celtic Insurance Company, Inc. In July 2010, we completed the acquisition of NovaSys Health, LLC, a third party administrator in Arkansas that complements our existing Celtic business.  In November 2010, Celtic began operating under a new contract with the Texas Department of Insurance to provide affordable health insurance plans for small businesses under the new Healthy Texas initiative.

—
Florida.  In December 2010, we completed the conversion of members from Access Health Solutions LLC, to our subsidiary, Sunshine State Health Plan, on an at-risk basis.  Additionally, in December 2010, we completed the acquisition of Citrus Health Care, Inc., a Medicaid and long-term care health plan.

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

—	Mississippi. In January 2011, we began operating through the Mississippi Coordinated Access Network (MississippiCan) program.

—	South Carolina. In June 2010, we completed the acquisition of Carolina Crescent Health Plan.

—	Texas. In February 2011, we began operating under an additional STAR+PLUS ABD contract in the Dallas service area.

We expect the following items to contribute to our future growth potential:

—	In May 2011, Bridgeway Health Solutions, LLC announced it was awarded a contract to deliver Long-term Care services in three geographic service areas of Arizona, effective October 1, 2011.

—
In July 2011, our subsidiary, Kentucky Spirit Health Plan, announced it was awarded a three-year contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.  Operations are expected to commence in the fourth quarter of 2011.

—
In July 2011, Louisiana Healthcare Connections, our joint venture subsidiary, was selected to contract with the Louisiana Department of Health and Hospitals to provide healthcare services to Medicaid enrollees participating in the Medicaid Coordinated Care Network project in all three of the state’s geographical services areas.  Services for these members are expected to begin in the first quarter of 2012, with a three-phase membership roll-out ending in the second quarter of 2012.

—
In August 2011, Superior HealthPlan, Inc. announced it was awarded renewed and expanded contracts by the Texas Health and Human Services Commission.  The contracts expand Superior’s STAR, STAR+PLUS and CHIP product offerings to include the new 10 county Hidalgo Service Area (STAR and STAR+PLUS), Medicaid RSA West Texas, Medicaid RSA Central Texas, Medicaid RSA North-East Texas and Lubbock (STAR+PLUS).  All of the service areas and products will now include the management of the pharmacy benefit for Superior’s members.  In addition, the state has added inpatient facility services to the managed care structure for the STAR+PLUS program.  Operations in the expanded areas are expected to commence late in the first quarter of 2012.

—
In October 2011, Buckeye Community Health Plan began operating under an amended contract with the Ohio Department of Job and Family Services.  The amended contract includes the management of the pharmacy benefit for Buckeye’s members.

In 2010, we filed a legal challenge to the State of Wisconsin’s decision on the southeast region reprocurement.  In September 2011, the Wisconsin Court of Appeals denied our appeal.

 MEMBERSHIP

From September 30, 2010 to September 30, 2011, we increased our at-risk managed care membership by 141,900, or 9.6%.  The following table sets forth our membership by state for our managed care organizations:

	September 30,		December 31,
	2011	2010	2010
Arizona	22,800	22,300	22,400
Florida	188,600	116,300	194,900
Georgia	298,000	300,900	305,800
Illinois	13,600	―	―
Indiana	205,300	213,300	215,800
Massachusetts	34,700	34,400	36,200
Mississippi	30,600	―	―
Ohio	162,200	161,800	160,100
South Carolina	86,500	90,600	90,300
Texas	494,500	428,100	433,100
Wisconsin	78,900	106,100	74,900
Total at-risk membership	1,615,700	1,473,800	1,533,500
Non-risk membership	10,600	35,900	4,200
Total	1,626,300	1,509,700	1,537,700

The following table sets forth our membership by line of business:

	September 30,		December 31,
	2011	2010	2010
Medicaid	1,189,900	1,122,800	1,177,100
CHIP & Foster Care	210,600	219,100	210,500
ABD & Medicare	171,700	94,500	104,600
Hybrid Programs	38,400	34,400	36,200
Long-term Care	5,100	3,000	5,100
Total at-risk membership	1,615,700	1,473,800	1,533,500
Non-risk membership	10,600	35,900	4,200
Total	1,626,300	1,509,700	1,537,700

The following table provides supplemental information of other membership categories:

	September 30,		December 31,
	2011	2010	2010
Cenpatico Behavioral Health:
Arizona	175,500	121,300	174,600
Kansas	45,600	39,800	39,200

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2011 and 2010, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30 is as follows ($ in millions):

	Three Months Ended September 30,			Nine months Ended September 30,
	2011	2010	% Change 2010-2011	2011	2010	% Change 2010-2011
Premium	$1,239.5	$1,060.6	16.9%	$3,640.8	$3,085.8	18.0%
Service	25.8	21.0	23.2%	81.6	68.5	19.1%
Total premium and service revenues	1,265.3	1,081.6	17.0%	3,722.4	3,154.3	18.0%
Premium tax	36.8	40.3	(8.9)%	111.0	113.0	(1.8)%
Total revenues	1,302.1	1,121.9	16.1%	3,833.4	3,267.3	17.3%
Medical costs	1,028.6	893.3	15.1%	3,021.4	2,592.3	16.6%
Cost of services	20.2	14.6	38.1%	60.7	47.5	27.8%
General and administrative expenses	167.7	132.1	26.9%	496.7	401.1	23.8%
Premium tax expense	37.0	41.6	(11.0)%	111.7	114.9	(2.8)%
Earnings from operations	48.6	40.3	20.6%	142.9	111.5	28.1%
Investment and other income, net	(2.0)	(4.2)	(54.8)%	(14.6)	(0.6)	― %
Earnings from continuing operations, before income tax expense	46.6	36.1	29.3%	128.3	110.9	15.7%
Income tax expense	18.4	13.2	40.2%	49.2	42.9	14.6%
Earnings from continuing operations, net of income tax expense	28.2	22.9	23.0%	79.1	68.0	16.3%
Discontinued operations, net of income tax expense of $0, $0, $0 and $4.4 respectively	―	0.3	(100.0)%	―	3.9	(100.0)%
Net earnings	28.2	23.2	21.6%	79.1	71.9	9.9%
Noncontrolling interest	(0.8)	0.5	(243.9)%	(2.0)	2.5	(179.8)%
Net earnings attributable to Centene Corporation	$29.0	$22.7	27.9%	$81.1	$69.4	16.8%

Amounts attributable to Centene Corporation common stockholders:
Earnings from continuing operations, net of income tax expense	$29.0	$22.4	29.4%	$81.1	$65.5	23.9%
Discontinued operations, net of income tax expense	―	0.3	(100.0)%	―	3.9	(100.0)%
Net earnings	$29.0	$22.7	27.9%	$81.1	$69.4	16.8%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.55	$0.44	25.0%	$1.55	$1.30	19.2%
Discontinued operations	―	―	― %	―	0.08	(100.0)%
Total diluted earnings per common share	$0.55	$0.44	25.0%	$1.55	$1.38	12.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

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

Premium and service revenues increased 17.0% in the three months ended September 30, 2011 over the corresponding period in 2010 as a result of the addition of our Mississippi and Illinois contracts, Texas expansion and membership growth.

During the second quarter of 2011, one of our states performed a special review and identified additional membership deletions for previous periods.  The amount of any reduction to revenue related to this review is subject to consideration of rate adequacy calculations, as part of actuarially sound standards, for the appropriate periods.  We continue to work with the state to finalize the reconciliation adjustments and have accrued the estimated revenue impact related to retroactive eligibility reductions due to the state in our consolidated financial statements. There can be no assurance that future adjustment of amounts related to membership reconciliations will not have a material adverse effect on the Company.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended September 30:

	2011	2010
Medicaid and CHIP	80.0%	83.2%
ABD and Medicare	89.1	85.9
Specialty Services	84.9	87.9
Total	83.0	84.2

The consolidated HBR for the three months ended September 30, 2011 of 83.0% was a decrease of 1.2% over the comparable period in 2010 primarily as a result of lower levels of utilization and contract enhancements.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $35.6 million in the three months ended September 30, 2011 compared to the corresponding period in 2010.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the three months ended September 30, 2011 and 2010 was 13.3%, and 12.2%, respectively.  The year over year increase in the G&A expense ratio was primarily driven by increased business expansion costs.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2011	2010
Investment income	$2.6	$3.9
Net gain on sale of investments	0.1	2.0
Impairment of investment	―	(5.5)
Gain on Reserve Primary Fund distributions	―	0.3
Interest expense	(4.6)	(4.9)
Other income (expense), net	$(1.9)	$(4.2)

The decrease in investment income in 2011 reflects the continued low market interest rates, offset by an increase in investment balances.

During the quarter ended September 30, 2010, we determined we had an other-than-temporary impairment of a cost method investment and recorded an impairment charge of $5.5 million, including $3.5 million of convertible promissory notes.   We realized net gains from the sale of securities of $2.0 million and a gain on an additional distribution from the Reserve Primary fund of $0.3 million.  The net effect of the impairment and realized security gains recognized during the third quarter of 2010 was $3.2 million, or $0.04 per share after tax.

Interest expense decreased during the quarter by $0.3 million primarily reflecting the refinancing our Senior Notes and execution of the associated interest rate swap agreement in 2011.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended September 30, 2011 was 38.9% compared to 37.0% in the corresponding period in 2010.  The increase in the effective tax rate was primarily related to an increase in taxable income in states with higher income tax rates.

Segment Results

The following table summarizes our operating results by segment for the three months ended September 30, (in millions):

	2011	2010
Premium and Service Revenues
Medicaid Managed Care	$1,097.0	$950.1
Specialty Services	356.6	271.6
Eliminations	(188.3)	(140.2)
Consolidated Total	$1,265.3	$1,081.5

Earnings from Operations
Medicaid Managed Care	$38.4	$35.7
Specialty Services	10.1	4.5
Consolidated Total	$48.5	$40.2

Medicaid Managed Care

Premium and service revenues increased 15.5% in the three months ended September 30, 2011 over the three months ended September 30, 2010 due to the addition of the Mississippi and Illinois contracts, the Texas market expansion, and overall membership growth.  Earnings from operations increased 7.5% in the three months ended September 30, 2011 reflecting overall growth in our membership and reduced HBR, partially offset by business expansion costs.

Specialty Services

Premium and service revenues increased 31.3% in the three months ended September 30, 2011 primarily due to growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations increased $5.6 million in the three months ended September 30, 2011 reflecting a lower HBR in 2011, offset by a loss from our care management software business.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Premium and Service Revenues

Premium and service revenues increased 18.0% in the nine months ended September 30, 2011 over the corresponding period in 2010 as a result of the addition of our Mississippi and Illinois contracts, Texas expansion and membership growth.

The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  At the end of the third quarter in 2011 and 2010, rate increases in two of our states which had effective dates during the third quarter remained subject to CMS approval.  The 2010 rate increases were approved and recorded in the fourth quarter of 2010.  The 2011 rate increases are expected to be approved in the fourth quarter of 2011, but no assurance can be given that these approvals will be received by December 31, 2011.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the nine months ended September 30:

	2011	2010
Medicaid and CHIP	80.8%	84.0%
ABD and Medicare	87.6	84.3
Specialty Services	84.5	83.4
Total	83.0	84.0

The consolidated HBR for the nine months ended September 30, 2011 of 83.0% was a decrease of 1.0% over the comparable period in 2010 primarily as a result of lower levels of utilization and contract enhancements.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $95.6 million in the nine months ended September 30, 2011 compared to the corresponding period in 2010.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the nine months ended September 30, 2011 and 2010 was 13.3%, and 12.7%, respectively.  The increase in the G&A expense ratio is a result of increased business expansion costs.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	Nine Months Ended September 30,
	2011	2010
Investment income	$9.2	$11.6
Net gain on sale of investment	0.2	2.5
Impairment of investment	―	(5.5)
Gain on Reserve Primary Fund distributions	―	3.3
Debt extinguishment costs	(8.5)	―
Interest expense	(15.5)	(12.5)
Other income (expense), net	$(14.6)	$(0.6)

The decrease in investment income in 2011 reflects the continued low market interest rates, offset by an increase in investment balances.

During the nine months ended September 30, 2010, we determined we had an other-than-temporary impairment of a cost method investment and recorded an impairment charge of $5.5 million, including $3.5 million of convertible promissory notes.  We realized net gains from the sale of securities of $2.5 million during the nine months ended September 30, 2010.  Additionally, in January 2010, we received distributions from the Reserve Primary Fund of $5.4 million resulting in a gain of $3.0 million being recorded for the distributions received in excess of our adjusted basis.  In July 2010, the Company received additional distributions from the Reserve Primary Fund of $0.3 million resulting in a gain of $0.3 million.

In May 2011, the Company redeemed its $175.0 million 7.25% Senior Notes due April 1, 2014 at 103.625% and wrote off unamortized debt issuance costs.  Debt extinguishment costs totaled $8.5 million, or $0.10 per diluted share.

Interest expense for the nine months ended September 30, 2011 increased by $3.0 million from the comparable period in 2010 primarily due to borrowings on the mortgage loan associated with the real estate development including our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and, accordingly, we ceased capitalizing interest on the project.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the nine months ended September 30, 2011 was 37.8% compared to 39.6% in the corresponding period in 2010.  The decrease in the effective tax rate was driven by a higher rate in 2010 resulting from the write off of a deferred tax asset of $1.7 million during the second quarter of 2010 as a result of certain enacted legislation.

Segment Results

The following table summarizes our operating results by segment for the nine months ended September 30, (in millions):

	2011	2010
Premium and Service Revenues
Medicaid Managed Care	$3,229.6	$2,760.8
Specialty Services	1,038.7	811.9
Eliminations	(545.8)	(418.4)
Consolidated Total	$3,722.5	$3,154.3

Earnings from Operations
Medicaid Managed Care	$109.0	$82.5
Specialty Services	33.9	29.1
Consolidated Total	$142.9	$111.6

Medicaid Managed Care

Premium and service revenues increased 17.0% in the nine months ended September 30, 2011 due to the addition of the Mississippi and Illinois contracts, the Texas market expansion, and overall membership growth.  Earnings from operations increased 32.2% in the nine months ended September 30, 2011 reflecting overall growth in our membership, reduced HBR and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 27.9% in the nine months ended September 30, 2011 primarily due to growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations increased 16.6% in the nine months ended September 30, 2011 reflecting growth in our pharmacy business, offset by a loss from our care management software business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the nine months ended September 30, 2011 and 2010, used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$89.7	$(25.7)
Net cash used in investing activities	(81.2)	(36.0)
Net cash provided by financing activities	9.0	55.6
Net increase (decrease) in cash and cash equivalents	$17.5	$(6.1)

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $89.7 million in the nine months ended September 30, 2011, compared to using cash of $25.7 million in the comparable period in 2010.  We record prepayments from our states as unearned revenue.  As of September 30, 2011, we had unearned revenue of $54.8 million, representing advance payments from one of our state customers.  In comparison, at September 30, 2010, we received advance payments from two of our state customers totaling $52.9 million.

The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Nine Months Ended September 30,
	2011	2010
Premium and related receivables	$(13.3)	$(68.1)
Unearned revenue	(65.2)	(38.7)
Net decrease in operating cash flow	$(78.5)	$(106.8)

We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

Investing activities used cash of $81.2 million in the nine months ended September 30, 2011 and $36.0 million in the comparable period in 2010.  Cash flows from investing activities in 2011 and 2010 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of September 30, 2011, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.0 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines are compliant with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances ($ in millions):

	September 30, 2011	December 31, 2010

Cash, cash equivalents and short-term investments	$558.0	$455.2
Long-term investments	530.4	595.9
Restricted deposits	26.8	22.8
Total cash, investments and restricted deposits	$1,115.2	$1,073.9

Unregulated cash and investments	$35.9	$30.9
Regulated cash, investments and restricted deposits	1,079.3	1,043.0
Consolidated Total	$1,115.2	$1,073.9

We spent $48.3 million and $22.9 million in the nine months ended September 30, 2011 and 2010, respectively, on capital expenditures for system enhancements and market expansions.  We also spent $4.6 million and $27.5 million in 2011 and 2010, respectively, for costs associated with our headquarters development including land, tenant improvements and furniture.  We anticipate spending approximately $11 million additional on capital expenditures in 2011 primarily associated with our new data center, system enhancements and market expansions.

During 2009, we began construction of a real estate development that includes the Company’s corporate headquarters.  For the nine months ended September 30, 2011 and 2010, Centene Center LLC had capital expenditures of $4.0 million and $41.6 million, respectively, for costs associated with the real estate development.  The development was placed into service in the third quarter of 2010.  We anticipate spending approximately $2 million additional on capital expenditures in 2011 associated with the real estate development.

Our financing activities provided cash of $9.0 million in the nine months ended September 30, 2011 compared to $55.6 million in the comparable period in 2010.  During 2011, our financing activities primarily related to repayments and proceeds of long term debt as discussed below.

In January 2011, we replaced our $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver will bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.  As of September 30, 2011, we had no borrowings outstanding under the agreement, leaving availability of $350.0 million.  As of September 30, 2011, we were in compliance with all covenants.

In May 2011, we exercised our option to redeem the $175 million 7.25% Senior Notes due April 1, 2014 ($175 million Notes).  We redeemed the $175 million Notes at 103.625% and wrote off unamortized debt issuance costs, resulting in a pre-tax expense of $8.5 million.

In May 2011, pursuant to a shelf registration statement, we issued $250 million of non-callable 5.75% Senior Notes due June 1, 2017 ($250 million Notes) at a discount to yield 6%.  The indenture governing the $250 million Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.  Interest is paid semi-annually in June and December.  We used a portion of the net proceeds from the offering to repay the $175 million Notes and call premium and to repay approximately $50 million outstanding on our revolving credit facility.  The additional proceeds were used for general corporate purposes.

At September 30, 2011, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 28.0%, compared to 29.3% at December 31, 2010.  Excluding the $78.4 million non-recourse mortgage note, our debt to capital ratio is 23.2%, compared to 23.9% at December 31, 2010.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2011, our subsidiaries had aggregate statutory capital and surplus of $586.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $322.4 million and we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2011, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2011, we had short-term investments of $106.3 million and long-term investments of $557.2 million, including restricted deposits of $26.8 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2011, the fair value of our fixed income investments would decrease by approximately $10.0 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2011, the fair value of our debt would decrease by approximately $12.8 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

While the inflation rate in 2010 for medical care costs was slightly less than the inflation rate for all items, historically inflation for medical care costs has generally exceeded the inflation rate for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.  Additionally, our contracts with states require actuarially sound premiums that include health care cost trend.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings.

The Internal Revenue Service (IRS) performed an examination of the Company’s 2006 and 2007 tax returns and initially denied a $34,856 tax benefit related to the abandonment of the FirstGuard stock in 2007.  In October 2011, we agreed to a settlement for the open tax years of 2006 and 2007.  The settlement did not have a material impact on the consolidated financial statements.

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

Most of our revenues come from Medicaid, CHIP and ABD premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, CHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.  Recent budget proposals for 2012 have suggested federal cuts to Medicaid funding (i.e. through block grants and other means) by as much as $1 trillion over 10 years.

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

In litigation that is pending before the U.S. Supreme Court, providers and beneficiaries have sued the state of California over reductions in reimbursement to the California Medicaid program known as Medi-Cal.  While we do not operate a health plan in California, we cannot predict how the Supreme Court will rule in this case and the outcome of this litigation could have an impact on the amount of flexibility states have in reducing reimbursement.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between December 31, 2011 and December 31, 2016. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  A number of the lawsuits have been ruled on by federal appeals courts and those rulings were not consistent.  Several parties including the current administration have appealed to the U.S. Supreme Court.  We cannot predict whether the Supreme Court will agree to hear either case and if it does, how it will rule.  Various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011.  While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal, change or defund certain provisions of the law.  The 2011 budget eliminates two programs funded under the health care reform law – the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs).  Further, a number of states have passed legislation intended to block various requirements of the health care reform law.  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

Medicaid spending by the federal government could be decreased as part of the spending cuts associated with the recent increase of the debt ceiling.

In August 2011, the Budget Control Act of 2011 was enacted into law in order to increase the federal debt ceiling.  The law included spending cuts of nearly $1 trillion over the next 10 years, but did not include any cuts to Medicaid.  The law further created a Congressional committee that is tasked with recommending a plan that would reduce the federal deficit by another $1.5 trillion over 10 years.  Whatever plan is formulated by this committee may include spending cuts and tax increases.  The committee must recommend a plan to Congress by the end of November 2011 and Congress must act on the recommendations by the end of December 2011.  In the event that the Committee is deadlocked, Congress does not pass the legislation or the President vetoes it, automatic spending cuts will become effective.  Changes to Medicaid can be considered by the committee, but Medicaid is not subject to the automatic spending cuts.  The committee has full legislative power and thus can recommend both spending changes and structural changes to Medicaid.

We cannot predict whether Medicaid funding will be reduced or if any structural changes to Medicaid will occur as part of this process.  Further, we cannot predict how states will react to any changes that occur at the federal level.

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

While we utilize our predictive modeling technology and our executive dashboard, we still cannot be sure that our medical claims liability estimates are adequate or that adjustments to those estimates will not unfavorably impact our results of operations. For example, in the three months ended June 30, 2006 we adjusted IBNR by $9.7 million for adverse medical costs development from the first quarter of 2006.

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in Florida in February 2009, in Massachusetts in July 2009, in Mississippi in January 2011, in Illinois in May 2011 and expect to commence operations in Kentucky in the fourth quarter of 2011 and in Louisiana in the first quarter of 2012.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of September 30, 2011, we had $558.0 million in cash, cash equivalents and short-term investments and $557.2 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of September 30, 2011, we had $584.3 million of investments in state, municipal and corporate securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2011
Period	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs2
July 1 – July 31, 2011	4,821	$35.92	—	1,667,724
August 1 – August 31, 2011	736	30.21	—	1,667,724
September 1 – September 30, 2011	1,791	30.91	—	1,667,724
Total	7,348	$34.12	—	1,667,724

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares. No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.11	Amendment T (Version 1.19) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.2	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.3	Contract between the Texas Health and Human Services Commission and Bankers Reserve Life Insurance Company of Wisconsin d.b.a. Superior HealthPlan Network.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12	XBRL Taxonomy Instance Document.

101.22	XBRL Taxonomy Extension Schema Document.

101.32	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42	XBRL Taxonomy Extension Definition Linkbase Document.

101.52	XBRL Taxonomy Extension Label Linkbase Document.

101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2011.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)