Form 10-Q/A
period 2011-06-30
CENTENE CORP
filed 2011-10-28
CIK 1071739

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Centene Corporation for the quarter ended June 30, 2011 ("the 2011 Second Quarter Report on Form 10-Q"), originally filed with the Securities and Exchange Commission on July 26, 2011.  This Amendment is being filed in response to communications with the Securities and Exchange Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to Exhibits 10.1 and 10.2 (the “Exhibits”) originally filed with the 2011 Second Quarter Report on Form 10-Q.   The sole purpose of this Amendment is to file a revised redacted version of each of the Exhibits, which supersedes in its entirety each of the Exhibits as originally filed with the 2011 Second Quarter Report on Form 10-Q.  Certain portions of the information that were omitted from the Exhibits as filed with the 2011 Second Quarter Report on Form 10-Q have now been included as part of the revised Exhibits.  Item 6 of Part II of the 2011 Second Quarter Report on Form 10-Q is hereby amended to include a revised Exhibit Index and revised redacted versions of Exhibit 10.1 and Exhibit 10.2, which are being filed herewith.   In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as Exhibits to this Amendment.

No other item or disclosure appearing in the 2011 Second Quarter Report on Form 10-Q is affected by this Amendment other than those described above. This report on Form 10-Q/A is presented as of the filing date of the 2011 Second Quarter Report on Form 10-Q and does not reflect events occurring after that date, or modify or update other items or disclosures in the 2011 Second Quarter Report on Form 10-Q. Accordingly, this Amendment should be read in conjunction with the 2011 Second Quarter Report on Form 10-Q and our other filings with the SEC.

PART II
OTHER INFORMATION

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

4.1
Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 27, 2011.

10.11	Amendment #10 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State.

10.21	Amendment S (Version 1.18.1) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.12	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.12	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.22	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12 3	XBRL Taxonomy Instance Document.

101.22 3	XBRL Taxonomy Extension Schema Document.

101.32 3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42 3	XBRL Taxonomy Extension Definition Linkbase Document.

101.52 3	XBRL Taxonomy Extension Label Linkbase Document.

101.62 3	XBRL Taxonomy Extension Presentation Linkbase Document.

1 The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

2 Previously filed or furnished with the 2011 Second Quarter Report on Form 10-Q.
3 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 28, 2011.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)