Form 10-K
period 2011-12-31
CENTENE CORP
filed 2012-02-21
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2011, was $1.7 billion.

As of February 3, 2012, the registrant had 50,916,959 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2012 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

PART I

Item 1.  Business

OVERVIEW

We are a diversified, multi-line healthcare enterprise that provides programs and services to the rising number of under-insured and uninsured individuals.  We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.  We believe our local approach to managing our health plans, including member and provider services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities.  Our health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes.  We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

We operate in two segments: Medicaid Managed Care and Specialty Services.  Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  As of December 31, 2011, Medicaid accounted for 74% of our at-risk membership, while CHIP (also including Foster Care) and ABD (also including Medicare) accounted for 12% and 12%, respectively.  Other state programs in Massachusetts represent the remaining 2% at-risk membership.  Our Specialty Services segment offers products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  Our health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

Our at-risk managed care membership totaled 1.8 million as of December 31, 2011.  For the year ended December 31, 2011, our revenues and net earnings from continuing operations were $5.3 billion and $108.4 million, respectively, and our total cash flow from operations was $261.7 million.

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

INDUSTRY

We provide our services to the uninsured primarily through Medicaid, CHIP, Foster Care, ABD, Medicare and other state programs for the uninsured.  The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid and CHIP market was approximately $374 billion in 2009, and estimate the market will grow to $908 billion by 2020.  According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 7.3% in fiscal 2011 and states appropriated an increase of 2.2% for Medicaid in fiscal 2012 budgets.

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

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare.  According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 9 million dual eligible enrollees in 2011.  These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing.  Dual eligibles also use more services due to their tendency to have more chronic health issues.  We serve dual eligibles through our ABD and long-term care programs, and beginning in 2008, through Medicare Special Needs Plans.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives.  Additionally, a number of states are designing programs to cover the rising number of uninsured Americans.  The Kaiser Commission on Medicaid and the Uninsured estimated there were over 49 million Americans in 2010 that lacked health insurance.  We expect that continued pressure on states’ Medicaid budgets will cause public policy to recognize the value of managed care as a means of delivering quality healthcare and effectively controlling costs.  A growing number of states have mandated that their Medicaid recipients enroll in managed care plans.  Other states are considering moving to a mandated managed care approach.  As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, CHIP, Foster Care and ABD populations.  We believe our approach and strategy enable us to be a growing participant in this market.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to 12 health plans with at-risk membership totaling 1.8 million in 2011.  For the year ended December 31, 2011, we had premium and service revenues of $5.2 billion, representing a five year Compound Annual Growth Rate, of 23.7%, generated total cash flow from operations of $261.7 million and net earnings of $108.4 million.

•
Innovative Technology and Scalable Systems.  The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We continue to enhance our systems in order to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions. Our predictive modeling technology enables the medical management operations to proactively case and disease manage specific high risk members. It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines. Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members. Our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing system is capable of expanding to support additional members in an efficient manner.

•
Medicaid Expertise.  For more than 25 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments.  We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses.  We work with state agencies on redefining benefits and eligibility requirements in order to maximize the number of uninsured individuals covered through Medicaid, CHIP, Foster Care, ABD and other state sponsored programs and expand the types of benefits offered.  Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines.  We continue to broaden our service offerings to address areas that we believe have been traditionally underserved by Medicaid managed care organizations.  In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services and pharmacy benefits management.  Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

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

OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on the uninsured and under-insured population and state funded healthcare initiatives.  We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2010, we expanded our health plan in Florida into long-term care through the acquisition of Citrus Health Care, Inc. In 2011, we expanded our health plan in Texas under an additional STAR+PLUS ABD contract in the Dallas service area and will expand in 2012 under a new contract to serve additional members in several new service areas.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. We are constantly evaluating new opportunities for expansion both domestically and abroad.  For instance, in July 2008, we completed the acquisition of Celtic Insurance Company, a nationwide individual health insurance provider.  In 2010, we acquired a controlling ownership interest in Casenet, LLC, or Casenet, a care management software provider.  We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, and provider compensation. For example, in 2008, we began operating under a new statewide program providing managed care services to participants in the Texas Foster Care program; in April 2010, we began offering an individual insurance product for residents of Massachusetts who do not qualify for other state funded insurance programs; in November 2010, we began operating under a new contract to provide affordable health plans for Texas small businesses under the new Healthy Texas initiative; and, in January 2011, we began operating under a new contract with the state of Indiana to provide affordable health plans for uninsured Indiana individuals under the new Healthy Indiana Plan.  By helping states structure an appropriate level and range of Medicaid, CHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations. We expect to focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states.  In addition, we focus on states where managed care programs can help address states’ financial needs.  For example, in 2011, we began managing care for ABD members in Mississippi, began providing managed care services to older adults and adults with disabilities in Illinois, and began managing care for Medicaid, ABD and Foster Care members in Kentucky.

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

We have regulated subsidiaries offering healthcare services in each state we serve.  The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2011	Market Share	At-risk Managed Care Membership at December 31, 2011
Arizona	Bridgeway Health Solutions (1)	2006	10	(2)	23,700
Florida	Sunshine State Health Plan	2009	24	17.1%(3)	198,300
Georgia	Peach State Health Plan	2006	90	26.5%	298,200
Illinois	IlliniCare Health Plan	2011	7	50.0%	16,300
Indiana	Managed Health Services	1995	92	28.2%	206,900
Kentucky	Kentucky Spirit Health Plan	2011	104	34.7%	180,700
Massachusetts	CeltiCare Health Plan	2009	14	(4)	35,700
Mississippi	Magnolia Health Plan	2011	82	33.3%	31,600
Ohio	Buckeye Community Health Plan	2004	43	9.7%	159,900
South Carolina	Absolute Total Care	2007	39	13.6%	82,900
Texas	Superior HealthPlan	1999	254	18.7%	503,800
Wisconsin	Managed Health Services	1984	41	11.1%	78,000
					1,816,000

(1)	Represents the acute care, long-term care and Medicare businesses under Bridgeway Health Solutions.
(2)	Bridgeway acute care has a market share of 1.5% and long-term care has a market share of 9.8%.
(3)	Florida market share excludes long-term care.
(4)	CeltiCare Health Plan manages members under the state Commonwealth Care Bridge program and Commonwealth Care program with market share of 100% and approximately 13.0%, respectively.

All of our revenue is derived from operations within the United States and its territories, and all of the Company’s long lived assets are based in the United States and its territories.  We generally receive a fixed premium per member per month pursuant to our state contracts.  Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year.  Our managed care subsidiaries in Georgia, Ohio, and Texas had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2011.

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

•
Data-driven approaches to balance cost and verify eligibility.  We seek to ensure effective outreach procedures for new members, then educate them and ensure they receive needed services as quickly as possible.  Our IT department has created mapping/translation programs for loading membership and linking membership eligibility status to all of Centene’s subsystems.  We utilize predictive modeling technology to proactively case and disease manage specific high risk members.  In addition, we have developed Centelligence, our enterprise data warehouse system provides a seamless flow of data across our organization, enabling providers and case managers to access information, apply analytical insight and make informed decisions.

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

•
Provider outreach and programs.  Our health plans have adopted a physician-driven approach where network providers are actively engaged in developing and implementing healthcare delivery policies and strategies. We prepare provider comparisons on a severity adjusted basis. This approach is designed to eliminate unnecessary costs, improve services to members and simplify the administrative burdens placed on providers.

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services.  Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.  While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

• primary and specialty physician care	• transportation assistance
• inpatient and outpatient hospital care	• vision care
• emergency and urgent care	• dental care
• prenatal care	• immunizations
• laboratory and x-ray services	• prescriptions and limited over-the-counter drugs
• home health and durable medical equipment	• therapies
• behavioral health and substance abuse services	• social work services
• 24-hour nurse advice line	• care coordination

We also provide the following education and outreach programs to inform, assist and incentivize members in accessing quality, appropriate healthcare services in an efficient manner:

•
Start Smart For Your Baby is our award winning prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.  The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a physician for the infant and scheduling newborn follow-up visits.  These initiatives are supported by a statistically proven reduction in Neonatal Intensive Care Unit (NICU) days as well as increased gestational birth weights.  The program includes a proprietary Notification of Pregnancy process to identify pregnant women more quickly and enables us to help them gain access to prenatal medical care, give them education on their healthcare needs, assist with social needs and concerns, and coordinate referrals to appropriate specialists and the obstetrics (OB) case management program as needed.  The Notification of Pregnancy also identifies women eligible for our high risk OB management program, or 17P Program, which aims to reduce the rate of recurrent preterm delivery and neonatal intensive care admissions through the use of Progesterone.  In addition, Start Smart has also co-written a book for the first year of life with the American Academy of Pediatrics.  The results of this program have also been published in several peer reviewed articles.  In 2010, Start Smart won the Platinum Award for Consumer Empowerment at the URAC Quality Summit.  Start Smart also was awarded the 2010 URAC / GKEN International Health Promotion Award.  The “Your Pregnancy Guide” developed by Start Smart was a 2010 Silver Medalist of the National Health Information Award.  In 2011, Start Smart was recognized in NCQA Quality Profiles: Focus on Patient Engagement as a featured program.

•
Connections Plus is a cell phone program developed for high-risk members who have limited or no access to a safe, reliable telephone.  The program puts free, preprogrammed cell phones into the hands of eligible members.  This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency room utilization, hospital admissions and premature birth.  Members are identified through case management activities or through a referral.  Connections Plus is available to high-risk members in all Centene health plans.  Originally designed for pregnant women and ABD populations, this program has now been expanded to service members with mental health issues, and specific diseases, including sickle cell.  Connections Plus was recognized as a URAC Best Practice 2009 Silver Medalist.

•
AT&T / WellDoc Program is a pilot program introduced in Ohio in 2011 through a partnership with AT&T. This program provides smart phones to a limited group of high-risk members with diabetes, giving them access to DiabetesManager, the enterprise mHealth solution from AT&T and WellDoc.  DiabetesManager enables patients to manage their diabetes by offering real-time tips and advice based on their individual data.  It not only tracks food consumption and blood sugar levels, but also allows members to take better control of self-management of their Type 2 diabetes to support them in establishing long-term healthy habits and improved quality of life. This highly-secure technology also empowers our nurse case managers to monitor patients virtually, so they can more efficiently intervene when necessary.

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

•
Health Initiatives for Children is aimed at educating child members on a variety of health topics.  Our health plans are reaching out directly to children with newsletters, contests and a series of children’s books that have been sponsored by the Company.  These books have focused on managing asthma, obesity prevention and healthy eating.  Obesity rates for children doubled in the past two decades and tripled for adolescents during the same period.  Preventive obesity focuses on the childhood obesity epidemic with educational information encouraging proper eating and exercise habits.  The books educate children on the importance of living an active and healthy life.  During 2010, one of the books received the National Health Information Award Silver Medal.

•
Health Passport is a leading-edge, patient-centric electronic community health record for foster care children.  Health Passport collects patient demographic data, clinician visit records, dispensed medications, vital sign history, lab results, allergy charts, and immunization data.  Providers can directly input additional or updated patient data and documentation into the Passport.  All information is accessible anywhere, anytime to all authorized users, including health plan staff, greatly facilitating coordinated care among providers.  In 2010, we expanded the Health Passport to our behavioral health program in Arizona.

•
The CentAccount Program encourages healthy behaviors by offering members financial incentives for performing certain healthy behaviors.  The incentives are delivered through a restricted-use MasterCard redeemable for health-related items only.  This incentive-based approach effectively increases the utilization of preventive services while strengthening the relationships between members and their primary care providers.

•
The Asthma Management Program integrates a hands-on approach with a flexible outreach methodology that can be customized to suit the different age groups and populations it serves that are affected by asthma.  Working closely with Nurtur Health, Inc., a wholly-owned subsidiary of Centene that provides life, health and wellness programs, we provide proactive identification of members, stratification into appropriate levels of intervention including home visits, culturally sensitive education, and robust outcome reporting.  The program also includes aggressive care coordination to ensure patients have basic services such as transportation to the doctor, electricity to power the nebulizer, and a clean, safe home environment.  During 2011, the Asthma Management Program was the recipient of the EPA National Environmental Leadership Award in Asthma Management.

•
Fluvention is an outreach program aimed at educating members on preventing the transmission of the influenza virus by encouraging members to get the seasonal influenza vaccines and take everyday precautions to prevent illness. We use an integrated communications approach including direct mail, phone calls, providing information via health plan websites and posting information in provider offices.  The health plans also conduct general community awareness through public service announcements on television and radio.  Beginning in 2009, we targeted education efforts related to health hygiene, preventative care and the benefits of obtaining appropriate care for their condition, for groups that are at higher-risk for contracting the influenza viruses, including pregnant women, children from six months old up to 24-year-old adults, as well as adults with chronic health conditions.

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

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers.  As of December 31, 2011, the health plans we currently operate contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Arizona	957	3,028	26
Florida	1,410	8,967	92
Georgia	4,834	9,651	116
Illinois	1,754	3,874	54
Indiana	1,168	7,037	111
Kentucky	2,283	4,897	75
Massachusetts	2,212	7,918	37
Mississippi	1,365	2,920	74
Ohio	2,530	10,061	148
South Carolina	1,729	4,664	29
Texas	9,775	25,966	409
Wisconsin	2,807	8,441	87
Total	32,824	97,424	1,258

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers.  Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice.  In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels.  We pay hospitals under a variety of methods, including fee-for-services, per diems, diagnostic related grouping and case rates.  We pay physicians under a fee-for-service, capitation arrangement, or risk-sharing arrangement.  In addition, we are governed by state prompt payment policies.

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

We have implemented specialized information systems to support our medical quality management activities.  Information is drawn from our data warehouse, clinical databases and our membership and claims processing system to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements.  Some examples of these intervention programs include:

•	appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual criteria
•	tightening of our pre-authorization list and more stringent review of durable medical equipment and injectibles
•
emergency department, or ED, program designed to collaboratively work with hospitals to steer non-emergency care away from the costly ED setting (through patient education, on-site alternative urgent care settings, etc.)

•
increase emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected patients with the coordination of healthcare services in order to meet a patient's specific healthcare needs

•	incorporation of disease management, which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma and diabetes
•	Start Smart For Your Baby, a prenatal case management program aimed at helping women with high-risk pregnancies deliver full-term, healthy infants

We provide reporting on a regular basis using our data warehouse.  State and Health Employer Data and Information Set, or HEDIS, reporting constitutes the core of the information base that drives our clinical quality performance efforts.  This reporting is monitored by Plan Quality Improvement Committees and our corporate medical management team.

In an effort to ensure the quality of our provider networks, we undertake to verify the credentials and background of our providers using standards that are supported by the National Committee for Quality Assurance, or NCQA.

It is our objective to provide access to the highest quality of care for our members.  As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote health care quality.  The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics.  While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members.

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

•
Individual and State Sponsored Health Insurance Exchanges.  Celtic Insurance Company, or Celtic, is a nationwide healthcare provider licensed in 49 states offering high-quality, affordable health insurance to individual customers and their families.  Sold online and through independent insurance agents nationwide, Celtic’s portfolio of major medical plans is designed to meet the diverse needs of the uninsured at all budget and benefit levels. Celtic also offers a standalone guaranteed-issue medical conversion program to self-funded employer groups, stop-loss and fully-insured group carriers, managed care plans, and HMO reinsurers.

•
Life and Health Management.  Nurtur Health, Inc., or Nurtur, specializes in implementing life and health management programs that encourage healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs.  Health risk appraisals, biometric screenings, online and telephonic wellness programs, disease management and work-life/employee assistance services are areas of focus.  Nurtur uses telephonic health and work/life balance coaching, in-home and online interaction and informatics processes to deliver effective clinical outcomes, enhanced patient-provider satisfaction and overall healthcare cost.

•
Long-term Care and Acute Care.  Bridgeway Health Solutions, or Bridgeway, provides long-term care services to the elderly and people with disabilities that meet income and resources requirements who are at risk of being or are institutionalized.  Bridgeway participates with community groups to address situations that might be barriers to quality care and independent living.  Acute care services include emergency and physician and hospitalization services, limited dental and rehabilitative services and other maternal and child health services.

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

•
Pharmacy Benefits Management.  US Script offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a lowest net cost strategy that helps optimize clients' pharmacy benefit.  Services include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, specialty and mail order pharmacy services, and patient and physician intervention.

•
Care Management Software.  Casenet is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs.  We maintain a controlling ownership interest in Casenet and are currently implementing this new software platform which is available for sale to third parties.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program provides controls by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care and help assure that our values are reflected in everything we do.

The two primary standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines and Compliance Program Guidance series issued by the Department of Health and Human Services’ Office of the Inspector General, or OIG.  Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance.  These key components are:

•	written standards of conduct
•	designation of a corporate compliance officer and compliance committee
•	effective training and education
•	effective lines for reporting and communication
•	enforcement of standards through disciplinary guidelines and actions
•	internal monitoring and auditing
•	prompt response to detected offenses and development of corrective action plans

        The goal of the program is to build a culture of ethics and compliance, which is assessed yearly using a diagnostic survey to measure the integrity of the organization.  Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy, Compliance Program description and various resources for employees to report concerns or ask questions.  If needed, employees have access to the contact information for the members of our Board of Directors’ Audit Committee to report concerns.  Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company to allow employees or other persons to report suspected incidents of fraud, abuse or other compliance violations.  Furthermore, the Board of Directors reviews an ethics and compliance report on a quarterly basis.

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

Our regulated subsidiaries are licensed to operate as health maintenance organizations, third party administrators, utilization review and/or insurance companies in their respective states.  In each of the jurisdictions in which we operate, we are regulated by the relevant health, insurance and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid or Medicare enrollees.

The process for obtaining authorization to operate as a managed care organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan’s organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network and procedures for covering emergency medical conditions.  Under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial requirements, such as deposit and reserve requirements.  Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds.  Our subsidiaries are also subject to periodic state and federal reporting requirements.  In addition, each health plan and individual health insurance provider must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations.  These regulations in certain states include:

•	premium taxes or similar assessments
•	stringent prompt-pay laws
•	disclosure requirements regarding provider fee schedules and coding procedures
•	programs to monitor and supervise the activities and financial solvency of provider groups

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments reports describing capital structure, ownership, financial condition, intercompany transactions and general business operations. In addition, depending on the size and nature of the transaction, there are various notice and reporting requirements that generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company structure. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

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

Our state contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid sector, including provisions relating to:

• eligibility, enrollment and disenrollment processes	• health education and wellness and prevention programs
• covered services	• timeliness of claims payment
• eligible providers	• financial standards
• subcontractors	• safeguarding of member information
• record-keeping and record retention	• fraud and abuse detection and reporting
• periodic financial and informational reporting	• grievance procedures
• quality assurance	• organization and administrative systems
• accreditation

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

The table below sets forth the terms of our state contracts and provides details regarding related renewal or extension and termination provisions.  The contracts are subject to termination by the state for cause, an event of default or lack of funding.

State Contract	Expiration Date	Renewal or Extension by the State

Arizona – Acute Care	September 30, 2012	May be extended for up to one additional one-year term.

Arizona – Behavioral Health	June 30, 2013	Renewable for two additional one-year terms.

Arizona – Long-term Care	September 30, 2014	May be extended for up to two additional one-year terms.

Arizona – Special Needs Plan (Medicare)	December 31, 2012	Renewable annually for successive 12-month periods.

Florida – Medicaid & ABD	August 31, 2012	Renewable through the state’s recertification process.

Florida – Long-term Care	August 31, 2012	Renewable through the state’s recertification process.

Georgia – Medicaid & CHIP	June 30, 2012	Renewable for two additional one-year terms.

Georgia – Special Needs Plan (Medicare)	December 31, 2012	Renewable annually for successive 12-month periods.

Illinois – ABD	April 30, 2016	May be extended for up to five additional years.

Indiana – Medicaid, CHIP & Hybrid (Healthy Indiana Plan)	December 31, 2014	Renewable for two additional one-year terms.

Kansas – Behavioral Health	September 30, 2012	Renewable through the state’s reprocurement process.

Kentucky – Medicaid, Foster Care, & ABD	June 30, 2014	Renewable for four additional one-year terms.

Louisiana – Medicaid, CHIP & ABD	January 31, 2015	Renewable for an additional 2-year period through the state’s recertification process.

Massachusetts – Hybrid (Commonwealth Care)	June 30, 2012	Renewable through the state’s recertification process.

Massachusetts – Hybrid (Commonwealth Care Bridge)	February 29, 2012	Program ends February 29, 2012.

Mississippi – ABD & Foster Care	December 31, 2013	Renewable through the state’s recertification process.

Ohio – Medicaid, CHIP & ABD	June 30, 2012	Renewable annually for successive 12-month periods.

Ohio – Special Needs Plan (Medicare)	December 31, 2012	Renewable annually for successive 12-month periods.

South Carolina – Medicaid, CHIP & ABD	March 31, 2012	May be extended for up to one additional year and subsequently renewable through the state’s recertification process.

Texas – Medicaid, CHIP & ABD(1)	August 31, 2015	May be extended for up to four and a half additional years.

Texas – ABD Dallas Expansion	August 31, 2013	May be extended for up to five additional years.

Texas – CHIP Rural Service Area	August 31, 2013	May be extended for up to five additional years.

Texas – Foster Care	August 31, 2012	May be extended for up to three and a half additional years.

Texas – Hybrid (Healthy Texas)	August 31, 2013	Renewable for two additional two-year terms.

Texas – Special Needs Plan (Medicare)	December 31, 2012	Renewable annually for successive 12-month periods.

Wisconsin – Medicaid, CHIP & ABD	February 29, 2012	Renewable through the state’s recertification process.

Wisconsin – Network Health Plan Subcontract	December 31, 2016	Renews automatically for successive five-year terms.

Wisconsin – Special Needs Plan (Medicare)	December 31, 2012	Renewable annually for successive 12-month periods.
______________________________
(1) The current Texas Medicaid, CHIP and ABD contract expires on February 29, 2012.  The new Texas Medicaid, CHIP & ABD contract with expanded service areas commences March 1, 2012.

HIPAA and HITECH

In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA.  HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance transactions and ensure the privacy and security of individual’s information.  Among the main requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the disclosre of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Reinvestment and Recovery Act of 2009, amended certain provisions of HIPAA and introduced new data security obligations for covered entities and their business associates.  HITECH also mandated individual notification in instances of a data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights.

 The Privacy and Security Rules and HITECH enhancements establish requirements to protect the privacy of medical records and safeguard personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates.  Other requirements of the privacy regulations include:

•	limit certain uses and disclosures of health information, and require individual authorizations for some uses and disclosures of protected health information
•	guarantee patients the right to access their health information and to know who else has accessed it
•	limit most disclosure of health information to the minimum needed for the intended purpose
•	establish procedures to ensure the protection of health information
•	authorize access to records by researchers and others under certain circumstances
•	establish requirements for breach notification
•	impose criminal and civil sanctions for improper uses or disclosures of health information

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses, and their business associates to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of health information when it is electronically stored, maintained or transmitted.  The HITECH Act established a federal requirement for notification when the security of protected health information is breached.  In addition, there is a patchwork of state laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted.  Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format.  Penalties can be imposed for failure to comply with these requirements.  The transaction standards are being modified to version 5010 to prepare for the implementation of the ICD10 coding system.  We are planning for an expected transition to ICD10 in October 2013.

The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.  In addition, the Secretary of HHS may grant exceptions allowing state laws contrary to HIPAA to prevail if the Secretary determines that:

•	the state law is necessary to prevent fraud and abuse associated with the provision of and payment for healthcare
•	the state law is necessary to ensure appropriate state regulation of insurance and health plans
•	the state law is necessary for state reporting on healthcare delivery or costs
•	the state law addresses controlled substances

We have implemented processes, policies and procedures to comply with both HIPAA and HITECH, including administrative, technical and physical safeguards to prevent against electronic data breach.  We provide education and training for employees specifically designed to help prevent any unauthorized use or access to health information and enhance the reporting of suspected breaches.  In addition, our corporate privacy officer and health plan privacy officials handle privacy complaints and serve as resources to employees to address questions or concerns they may have.

Other Fraud and Abuse Laws

Investigating and prosecuting healthcare fraud and abuse continues to be a top priority for state and federal law enforcement entities.  The focus of these efforts has been directed at participants in public government healthcare programs such as Medicare and Medicaid.  The laws and regulations relating to fraud and abuse and the contractual requirements applicable to health plans participating in these programs are complex, changing and may require substantial resources.  We are constantly looking for ways to improve our waste, fraud and abuse detection methods.  While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we have increased our capabilities to proactively detect inappropriate billing prior to payment.

EMPLOYEES

As of December 31, 2011, we had approximately 5,300 employees.  None of our employees are represented by a union.  We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 10, 2012:

Name	Age	Position
Michael F. Neidorff	69	Chairman and Chief Executive Officer
Karen A. Bedell	52	Senior Vice President, New Business Integration & Development
Mark W. Eggert	50	Executive Vice President, Health Plan Business Unit
Carol E. Goldman	54	Executive Vice President and Chief Administrative Officer
Jason M. Harrold	42	Senior Vice President, Specialty Business Unit
Jesse N. Hunter	36	Executive Vice President, Corporate Development
Donald G. Imholz	59	Executive Vice President and Chief Information Officer
Edmund E. Kroll	52	Senior Vice President, Finance and Investor Relations
Mary V. Mason	43	Senior Vice President and Chief Medical Officer
William N. Scheffel	58	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	36	Senior Vice President, Corporate Controller and Chief Accounting Officer
Keith H. Williamson	59	Senior Vice President, Secretary and General Counsel

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

Karen A. Bedell.  Ms. Bedell has served as our Senior Vice President, New Business Integration & Development since May 2010.  From 2007 to 2009, Ms. Bedell served as Vice President and General Manager for DRS Marlo Coil, a manufacturer of heat transfer systems.  From 2003 to 2007, Ms. Bedell served as Senior Vice President, Marketing and Strategic Planning for Engineered Support Systems, Inc.

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

Jeffrey A. Schwaneke.  Mr. Schwaneke has served as our Senior Vice President, Corporate Controller since December 2011 and our Chief Accounting Officer since September 2008.  He served as our Vice President, Corporate Controller from July 2008 to December 2011.  He previously served as Vice President, Controller and Chief Accounting Officer at Novelis Inc. from October 2007 to July 2008, and Assistant Corporate Controller from May 2006 to September 2007.  Mr. Schwaneke served as Segment Controller for SPX Corporation from January 2005 to April 2006.  Mr. Schwaneke served as Corporate Controller at Marley Cooling Technologies, a segment of SPX Corporation, from March 2004 to December 2004 and Director of Financial Reporting from November 2002 to February 2004.

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

Most of our revenues come from Medicaid, CHIP and ABD premiums. The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future levels of Medicaid, CHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.  Although they were not included in the final budget, there were budget proposals for 2012 that included federal cuts to Medicaid funding (i.e. through block grants and other means) by as much as $1 trillion over 10 years.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so. Our current contracts are set to expire or renew between February 29, 2012 and December 31, 2016. When our contracts expire, they may be opened for bidding by competing healthcare providers. There is no guarantee that our contracts will be renewed or extended. For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds. For example, the Indiana contract under which we operate can be terminated by the State without cause. Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies. If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

We face periodic reviews, audits and investigations under our contracts with state and federal government agencies, and these audits could have adverse findings, which may negatively impact our business.

We contract with various state and federal governmental agencies to provide managed healthcare services. Pursuant to these contracts, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

• cancellation of our contracts
• refunding of amounts we have been paid pursuant to our contracts
• imposition of fines, penalties and other sanctions on us
• loss of our right to participate in various markets
• increased difficulty in selling our products and services
• loss of one or more of our licenses

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

The health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  A number of the lawsuits have been ruled on by federal appeals courts and those rulings were not consistent.  Several parties including the current administration have appealed to the U.S. Supreme Court.  The Supreme Court has agreed to hear these cases, but we cannot predict how it will rule.  Various Congressional leaders have indicated a desire to revisit some or all of the health care reform law.  While the U.S. House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal, change or defund certain provisions of the law.  The 2011 budget eliminates two programs funded under the health care reform law – the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs.  Further, a number of states have passed legislation intended to block various requirements of the health care reform law.  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

In August 2011, the Budget Control Act of 2011 was enacted into law in order to increase the federal debt ceiling.  The law included spending cuts of nearly $1 trillion over 10 years, but did not include any cuts to Medicaid.  The law further created a Congressional committee that was tasked with recommending a plan that would reduce the federal deficit by another $1.5 trillion over 10 years.  The committee was required to recommend a plan to Congress by the end of November 2011.  The committee was not able to come to agreement and recommend a plan to Congress.  Therefore, automatic spending cuts will become effective.  While changes to Medicaid could have been considered by the committee, Medicaid is not subject to the automatic spending cuts.

We cannot predict whether Congress will take any action to change the automatic spending cuts.  Further, we cannot predict how states will react to any changes that occur at the federal level.

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

While we utilize our predictive modeling technology and our executive dashboard, we still cannot be sure that our medical claims liability estimates are adequate or that adjustments to those estimates will not unfavorably impact our results of operations. For example, in the three months ended June 30, 2006 we adjusted medical expense by $9.7 million for adverse medical costs development from the first quarter of 2006.

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. For example, we commenced operations in Florida in February 2009, in Massachusetts in July 2009, in Mississippi in January 2011, in Illinois in May 2011, in Kentucky in November 2011, and expect to commence operations in Louisiana in the first quarter of 2012.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of December 31, 2011, we had $704.2 million in cash, cash equivalents and short-term investments and $533.0 million of long-term investments and restricted deposits. We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of December 31, 2011, we had $537.9 million of investments in state, municipal and corporate securities. These securities are not guaranteed by the United States government. State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

In addition to the difficulties we may face in identifying and consummating acquisitions, we will also be required to integrate and consolidate any acquired business or assets with our existing operations. This may include the integration of:

• additional personnel who are not familiar with our operations and corporate culture
• provider networks that may operate on different terms than our existing networks
• existing members, who may decide to switch to another healthcare plan
• disparate administrative, accounting and finance, and information systems

Additionally, our growth strategy includes start-up operations in new markets or new products in existing markets. We may incur significant expenses prior to commencement of operations and the receipt of revenue. As a result, these start-up operations may decrease our profitability. We also face the risk that we will not be able to integrate start-up operations into our existing operations effectively without substantial expense, delay or other operational or financial problems. In the event we pursue any opportunity to diversify our business internationally, we would become subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

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

The securities and credit markets have been experiencing extreme volatility and disruption over the past several years. The availability of credit, from virtually all types of lenders, has been restricted. Such conditions may persist during 2012 and beyond. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

Less favorable economic conditions may cause our membership to increase as more people become eligible to receive Medicaid benefits. During such economic downturns, however, state and federal budgets could decrease, causing states to attempt to cut healthcare programs, benefits and rates. Additionally, the number of individuals eligible for Medicaid managed care will likely increase as a result of the health care reform legislation.  We cannot predict the impact of changes in the United States economic environment or other economic or political events, including acts of terrorism or related military action, on federal or state funding of healthcare programs or on the size of the population eligible for the programs we operate. If federal or state funding decreases or remains unchanged while our membership increases, our results of operations will suffer.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate office headquarters buildings located in St. Louis, Missouri.  During 2009 through 2011, our capital expenditures included costs for the construction of a new real estate development on our property, which has accommodated our growing business.  During 2011, our capital expenditures also included costs for the construction of a new datacenter.

We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate.  We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.  We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3.  Legal Proceedings

The Internal Revenue Service (IRS) performed an examination of the Company’s 2006 and 2007 tax returns and initially denied a tax benefit related to the abandonment of the FirstGuard stock in 2007.  In 2011, the Company agreed to a settlement for the open tax years of 2006 and 2007.  The settlement did not have a material impact on the consolidated financial statements.

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

	2012 Stock Price (through February 15, 2012)		2011 Stock Price		2010 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$50.00	$38.97	$32.99	$25.08	$25.03	$17.60
Second Quarter			39.25	31.34	25.95	20.51
Third Quarter			39.35	25.64	23.65	20.00
Fourth Quarter			40.81	25.28	26.43	21.19

As of February 3, 2012, there were 54 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program.  The Company reserves the right to discontinue the repurchase program at any time.  During the year ended December 31, 2011, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2011
Period	Total Number of Shares Purchased1	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	7,535	$31.02	—	1,667,724
November 1 – November 30, 2011	6,892	35.30	—	1,667,724
December 1 – December 31, 2011	164,200	36.86	—	1,667,724
TOTAL	178,627	$36.55	—	1,667,724
________________
1 Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes upon vesting of restricted stock units.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2006 to December 31, 2011 with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index over the same period.  The graph assumes an investment of $100 on December 31, 2006 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index and assumes the reinvestment of any dividends.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Centene Corporation	$100.00	$111.68	$80.22	$86.16	$103.13	$161.13
New York Stock Exchange Composite Index	$100.00	$106.58	$62.99	$78.62	$87.14	$81.81
MS Health Care Payor Index	$100.00	$116.19	$52.51	$80.55	$92.53	$124.77

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.  The assets, liabilities and results of operations of FirstGuard and University Health Plans have been classified as discontinued operations for all periods presented.  The data for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 are derived from consolidated financial statements included elsewhere in this filing.  The data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 are derived from consolidated financial statements not included in this filing.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share data)

Revenues:
Premium	$5,077,242	$4,192,172	$3,786,525	$3,199,360	$2,611,953
Service	103,765	91,661	91,758	74,953	80,508
Premium and service revenues	5,181,007	4,283,833	3,878,283	3,274,313	2,692,461
Premium tax	159,575	164,490	224,581	90,202	76,567
Total revenues	5,340,582	4,448,323	4,102,864	3,364,515	2,769,028
Expenses:
Medical costs	4,324,746	3,584,452	3,230,131	2,704,647	2,242,982
Cost of services	78,114	63,919	60,789	56,920	61,348
General and administrative expenses	587,004	477,765	447,921	380,421	332,886
Premium tax expense	160,394	165,118	225,888	90,966	76,567
Total operating expenses	5,150,258	4,291,254	3,964,729	3,232,954	2,713,783
Earnings from operations	190,324	157,069	138,135	131,561	55,245
Other income (expense):
Investment and other income	13,369	15,205	15,691	21,728	24,452
Debt extinguishment costs	(8,488)	—	—	—	—
Interest expense	(20,320)	(17,992)	(16,318)	(16,673)	(15,626)
Earnings from continuing operations, before income tax expense	174,885	154,282	137,508	136,616	64,071
Income tax expense	66,522	59,900	48,841	52,435	23,031
Earnings from continuing operations, net of income tax expense	108,363	94,382	88,667	84,181	41,040
Discontinued operations, net of income tax expense (benefit) of $0, $4,388, $(1,204), $(281), and $(31,563), respectively	—	3,889	(2,422)	(684)	32,362
Net earnings	108,363	98,271	86,245	83,497	73,402
Noncontrolling interest	(2,855)	3,435	2,574	—	—
Net earnings attributable to Centene Corporation	$111,218	$94,836	$83,671	$83,497	$73,402

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$111,218	$90,947	$86,093	$84,181	$41,040
Discontinued operations, net of income tax expense (benefit)	—	3,889	(2,422)	(684)	32,362
Net earnings	$111,218	$94,836	$83,671	$83,497	$73,402

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.22	$1.87	$2.00	$1.95	$0.95
Discontinued operations	—	0.08	(0.06)	(0.02)	0.74
Basic earnings per common share	$2.22	$1.95	$1.94	$1.93	$1.69
Diluted:
Continuing operations	$2.12	$1.80	$1.94	$1.90	$0.92
Discontinued operations	—	0.08	(0.05)	(0.02)	0.72
Diluted earnings per common share	$2.12	$1.88	$1.89	$1.88	$1.64

Weighted average number of common shares outstanding:
Basic	50,198,954	48,754,947	43,034,791	43,275,187	43,539,950
Diluted	52,474,238	50,447,888	44,316,467	44,398,955	44,823,082

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$573,698	$434,166	$400,951	$370,999	$267,305
Investments and restricted deposits	663,457	639,983	585,183	451,058	369,545
Total assets	2,190,336	1,943,882	1,702,364	1,451,152	1,121,824
Medical claims liability	607,985	456,765	470,932	384,360	323,741
Long-term debt	348,344	327,824	307,085	264,637	206,406
Total stockholders’ equity	936,419	797,055	619,427	501,272	415,047

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

OVERVIEW
Our financial performance for 2011 is summarized as follows:

•	Year-end at-risk managed care membership of 1,816,000, an increase of 282,500 members, or 18.4% year over year.
•	Premium and service revenues from continuing operations of $5.2 billion, representing 20.9% growth year over year.
•	Health Benefits Ratio from continuing operations of 85.2%, compared to 85.5% in 2010.
•	General and Administrative expense ratio of 11.3%, compared to 11.2% in 2010.
•	Diluted net earnings per share from continuing operations of $2.12, including $(0.10) of debt extinguishment costs.
•	Total operating cash flows of $261.7 million, or 2.4 times net earnings.

The following items contributed to our revenue and membership growth over the last two years:

•
Arizona. In December 2010, Cenpatico Behavioral Health of Arizona began operating under an expanded contract to manage behavioral healthcare services for an additional four counties.  In October 2011, Bridgeway Health Solutions, began operating under an expanded contract to deliver long-term care services in three geographic service areas of Arizona.

•
Florida.  In December 2010, we completed the conversion of non-risk managed care membership from Access Health Solutions LLC to our subsidiary, Sunshine State Health Plan.  Additionally, in December 2010, we completed the acquisition of Citrus Health Care, Inc., a Medicaid and long-term care health plan.

•
Illinois.  In May 2011, our new subsidiary, IlliniCare Health Plan, began providing managed care services for older adults and adults with disabilities under the Integrated Care Program in six counties.

•
Kentucky.  In November 2011, our subsidiary, Kentucky Spirit Health Plan, began providing managed care services under a three-year contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.

•
Massachusetts.  In April 2010, we began offering an individual insurance product, under the names of Commonwealth Choice and CeltiCare Direct, for residents who do not qualify for other state funded insurance programs.

•	Mississippi. In January 2011, we began operating through the Mississippi Coordinated Access Network program to serve Medicaid beneficiaries.

•
Ohio. In October 2011, Buckeye Community Health Plan began operating under an amended contract with the Ohio Department of Job and Family Services which includes the management of the pharmacy benefit for Buckeye’s members.

•	South Carolina. In June 2010, we completed the acquisition of Carolina Crescent Health Plan.

•
Texas.  In February 2011, we began operating under an additional STAR+PLUS ABD contract in the Dallas service area and in September 2011, added additional membership through the contiguous county expansion.

We expect the following items to contribute to our future growth potential:

•
In July 2011, Louisiana Healthcare Connections, our joint venture subsidiary, was selected to contract with the Louisiana Department of Health and Hospitals to provide healthcare services to Medicaid enrollees participating in the Bayou Health Program in all three of the state’s geographical services areas.  Services for these members commenced in February 2012, with a three-phase membership roll-out ending in the second quarter of 2012.

•
In August 2011, we were awarded renewed and expanded contracts by the Texas Health and Human Services Commission.  The contracts expand Superior’s STAR, STAR+PLUS and CHIP product offerings to include the new 10 county Hidalgo Service Area (STAR and STAR+PLUS), Medicaid RSA West Texas, Medicaid RSA Central Texas, Medicaid RSA North-East Texas and Lubbock (STAR+PLUS).  All of the service areas and products will now include the management of the pharmacy benefit for Superior’s members.  In addition, the state has added inpatient facility services to the managed care structure for the STAR+PLUS program.  Operations in the expanded areas are expected to commence late in the first quarter of 2012.

•	In 2012, we expect to realize the full year benefit of business commenced during 2011 in Arizona, Illinois, Kentucky, Ohio and Texas, as discussed above.

•
In 2012, we announced that we were selected to contract with the Washington Health Care Authority to serve Medicaid beneficiaries in the state.  Operations are expected to commence in the third quarter of 2012.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, or the Acts, were enacted in the United States.  The Acts contain provisions we expect will have a significant effect on our business in coming years including expanding Medicaid eligibility beginning in 2014 to recipients with incomes below 133% of the federal poverty level, retaining the CHIP program in its current form, and requiring state-based exchanges similar to our experience in Massachusetts in the future.  The Acts allow states to receive the same level of rebates from pharmaceutical companies for their Medicaid programs, whether or not the states participate in managed care.  The Acts also impose an excise tax on health insurers beginning in 2014 based upon relative market share.  Effective in 2011, minimum health benefit cost ratios became mandated for commercial, fully-insured major medical health plans in the individual market, such as our Celtic subsidiary.  The minimum health benefit cost ratio for these commercial plans will be set at 80% of premium revenue, adjusted for certain taxes, fees, assessments, risk premium and a credibility factor based upon both the number of covered life years and an average plan cost sharing adjustment calculated for each state.  Certain states have filed and been granted waivers allowing for minimum heath benefit cost ratios at levels below 80%.  If the actual health benefit cost ratios do not meet the minimum calculated for any state, rebates will be paid to those policyholders.  Celtic expects to pay minimal rebates based on its 2011 results.  Due to its complexity and lack of comprehensive interpretive guidance and implementation regulations, the ultimate impact of the Acts on Celtic is not yet fully known.  The health benefit cost ratio minimum does not apply to other Centene subsidiaries.

MEMBERSHIP

From December 31, 2009 to December 31, 2011, we increased our at-risk managed care membership by 24.5%.  The following table sets forth our membership by state for our managed care organizations:

	December 31,
	2011	2010	2009
Arizona	23,700	22,400	20,700
Florida	198,300	194,900	102,600
Georgia	298,200	305,800	309,700
Illinois	16,300	—	—
Indiana	206,900	215,800	208,100
Kentucky	180,700	—	—
Massachusetts	35,700	36,200	27,800
Mississippi	31,600	—	—
Ohio	159,900	160,100	150,800
South Carolina	82,900	90,300	48,600
Texas	503,800	433,100	455,100
Wisconsin	78,000	74,900	134,800
Total at-risk membership	1,816,000	1,533,500	1,458,200
Non-risk membership	4,900	4,200	63,700
Total	1,820,900	1,537,700	1,521,900

The following table sets forth our membership by line of business:

	December 31,
	2011	2010	2009
Medicaid	1,336,800	1,177,100	1,081,400
CHIP & Foster Care	213,900	210,500	263,600
ABD & Medicare	218,000	104,600	82,800
Hybrid Programs	40,500	36,200	27,800
Long-term Care	6,800	5,100	2,600
Total at-risk membership	1,816,000	1,533,500	1,458,200
Non-risk membership	4,900	4,200	63,700
Total	1,820,900	1,537,700	1,521,900

The following table provides information for other membership categories:

	December 31,
	2011	2010	2009
Cenpatico Behavioral Health:
Arizona	168,900	174,600	120,100
Kansas	46,200	39,200	41,400

From December 31, 2010 to December 31, 2011 our membership increased as a result of:

•	operations commenced in Illinois, Kentucky and Mississippi
•	contract awards and geographic expansion in Texas
•	expanded contract awards in Arizona

From December 31, 2009 to December 31, 2010 our membership changed as a result of:

•	acquisitions in Florida and South Carolina
•	continued conversion of non-risk membership from Access to at-risk under Sunshine State Health Plan in Florida
•	decreased membership in Texas and Wisconsin resulting from reprocurements

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2011, 2010 and 2009, as prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for 2011, 2010 and 2009 are as follows ($ in millions):

	2011	2010	2009	% Change 2010 - 2011	% Change 2009 - 2010
Premium	$5,077.2	$4,192.2	$3,786.5	21.1%	10.7%
Service	103.8	91.6	91.8	13.2%	(0.1)%
Premium and service revenues	5,181.0	4,283.8	3,878.3	20.9%	10.5%
Premium tax	159.6	164.5	224.6	(3.0)%	(26.8)%
Total revenues	5,340.6	4,448.3	4,102.9	20.1%	8.4%
Medical costs	4,324.8	3,584.5	3,230.1	20.7%	11.0%
Cost of services	78.1	63.9	60.8	22.2%	5.1%
General and administrative expenses	587.0	477.7	448.0	22.9%	6.7%
Premium tax expense	160.4	165.1	225.9	(2.9)%	(26.9)%
Earnings from operations	190.3	157.1	138.1	21.2%	13.7%
Investment and other income, net	(15.4)	(2.8)	(0.6)	454.0%	344.5%
Earnings from continuing operations, before income tax expense	174.9	154.3	137.5	13.4%	12.2%
Income tax expense	66.5	59.9	48.8	11.1%	22.6%
Earnings from continuing operations, net of income tax expense	108.4	94.4	88.7	14.8%	6.4%
Discontinued operations, net of income tax expense (benefit) of $0, $4.4, and $(1.2) respectively	—	3.9	(2.4)	(100.0)%	(260.6)%
Net earnings	108.4	98.3	86.3	10.3%	13.9%
Noncontrolling interest	(2.8)	3.5	2.6	(183.1)%	33.4%
Net earnings attributable to Centene Corporation	$111.2	$94.8	$83.7	17.3%	13.3%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$111.2	$90.9	$86.1	22.3%	5.6%
Discontinued operations, net of income tax expense (benefit)	—	3.9	(2.4)	(100.0)%	(260.6)%
Net earnings	$111.2	$94.8	$83.7	17.3%	13.3%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$2.12	$1.80	$1.94	17.8%	(7.2)%
Discontinued operations	—	0.08	(0.05)	(100.0)%	(260.0)%
Total diluted earnings per common share	$2.12	$1.88	$1.89	12.8%	(0.5)%

Overview

Revenues and Revenue Recognition

Our health plans generate revenues primarily from premiums we receive from the states in which we operate.  We receive a fixed premium per member per month pursuant to our state contracts.  We generally receive premium payments and recognize premium revenue during the month in which we are obligated to provide services to our members.  In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership.  Generally, the risk score is determined by the state analyzing submissions of processed claims data to determine the acuity of our membership relative to the entire state’s membership.  Some contracts allow for additional premium associated with certain supplemental services provided such as maternity deliveries.

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data.  These eligibility adjustments are reflected in the period known.  We continuously review and update those estimates as new information becomes available.  It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

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

Some states enact premium taxes, similar assessments and provider and hospital pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses.  We exclude premium taxes from our key ratios as we believe the premium tax is a pass-through of costs and not indicative of our operating performance.

The Centers for Medicare and Medicaid Services (CMS) deploys a risk adjustment model that retroactively apportions Medicare premiums paid according to health severity and certain demographic factors.  The model pays more for members whose medical history indicates they have certain medical conditions.  Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events.  The Company estimates the amount of risk adjustment based upon the diagnosis and pharmacy data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis.

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

Additionally, we contract with independent actuaries to review our estimates on a quarterly basis.  The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability.  We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management’s judgment, to determine the assumptions to be used in the calculation of our liability for medical costs.

While we believe our IBNR estimate is appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  Accordingly, we cannot assure you that healthcare claim costs will not materially differ from our estimates.

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The health benefits ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided.

During 2011, we reclassified certain Medical Costs and General & Administrative Expenses to more closely align with the new National Association of Insurance Commissioners (NAIC) definitions of medical costs.  We have reclassified all periods presented to conform to the new presentation.  The table below presents the impact of the reclassification on consolidated Medical Costs and HBR for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
	Medical Costs	HBR	Medical Costs	HBR	Medical Costs	HBR
Historical	$4,227,916	83.3%	$3,514,394	83.8%	$3,163,523	83.5%
Reclassification impact	96,830	1.9	70,058	1.7	66,608	1.8
Revised	$4,324,746	85.2%	$3,584,452	85.5%	$3,230,131	85.3%

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

As mentioned above, during 2011, we reclassified certain Medical Costs and G&A Expenses to more closely align with the new NAIC definitions.  We have reclassified all periods presented to conform to the new presentation of medical costs.  The table below presents the impact of the reclassification on consolidated G&A Expense and the G&A expense ratio for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
	G&A Expense	G&A Ratio	G&A Expense	G&A Ratio	G&A Expense	G&A Ratio
Historical	$683,834	13.2%	$547,823	12.8%	$514,529	13.3%
Reclassification impact	(96,830)	(1.9)	(70,058)	(1.6)	(66,608)	(1.7)
Revised	$587,004	11.3%	$477,765	11.2%	$447,921	11.6%

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Premium and service revenues increased 20.9% in 2011 over 2010 as a result of membership growth discussed under the heading “Membership”.  The premium rates specified in our state contracts are generally updated on an annual basis through contract amendments.  In 2011, we received premium rate adjustments which yielded a net 0.9% composite decrease across all of our markets.

Operating Expenses

Medical Costs

The table below depicts the HBR for our external membership by member category:

	Year Ended December 31,
	2011	2010
Medicaid and CHIP	82.4%	85.0%
ABD and Medicare	89.8	87.1
Specialty Services	89.1	86.2
Total	85.2	85.5

The consolidated HBR of 85.2% for 2011 represented a 0.3% decrease from the 2010 consolidated HBR of 85.5%.  The decrease is primarily due to lower levels of utilization and contract enhancements.

General and Administrative Expenses

The consolidated G&A expense ratio for the years ended December 31, 2011 and 2010 was 11.3% and 11.2%, respectively.  The increase in the ratio in 2011 primarily reflects increased business expansion costs to support new business in Illinois, Kentucky, Louisiana and Texas, partially offset by the leveraging of our expenses over higher revenues.

Investment and Other Income, Net

The following table summarizes the components of investment and other income, net ($ in millions):

	Year Ended December 31,
	2011	2010
Investment income	$13.1	$14.9
Net gain on sale of investments	0.3	2.5
Impairment of investment	―	(5.5)
Gain on Reserve Primary Fund distributions	―	3.3
Debt extinguishment costs	(8.5)	―
Interest expense	(20.3)	(18.0)
Investment and other income, net	$(15.4)	$(2.8)

Investment income.  The decrease in investment income in 2011 reflects the continued low market interest rates, partially offset by an increase in investment balances.

Net gain on sale of investments. As a result of tightening our investment criteria for municipal securities, we sold municipal securities resulting in net gains of $2.5 million during 2010.

Impairment of investment.  During 2010, we determined we had an other-than-temporary impairment of our cost method investment in Casenet, LLC, and recorded an impairment charge of $5.5 million.

Gain on Reserve Primary Fund distributions. In 2010, we received distributions from the Reserve Primary Fund of $5.7 million resulting in a gain of $3.3 million recorded for the distributions received in excess of our adjusted basis.

Debt extinguishment costs.  In May 2011, the Company redeemed its $175.0 million 7.25% Senior Notes due April 1, 2014 at 103.625% and wrote off unamortized debt issuance costs.  Debt extinguishment costs totaled $8.5 million, or $0.10 per diluted share.

Interest expense.  Interest expense for 2011 increased by $2.3 million from 2010 primarily due to borrowings on the mortgage loan associated with the real estate development including our corporate headquarters.  The real estate development was placed in service in the third quarter of 2010 and, accordingly, we ceased capitalizing interest on the project.  The increase in interest expense was partially offset by reduced interest expense reflecting the refinancing our Senior Notes and lower interest rate as a result of the execution of the associated interest rate swap agreements in 2011.

Income Tax Expense

Excluding the amounts attributable to noncontrolling interest, our effective tax rate in 2011 was 37.4% compared to 39.7% in 2010.  The decrease in the effective tax rate was driven by a higher rate in 2010 resulting from legislation enacted in May 2010 in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  Accordingly, a deferred tax asset of $1.7 million related to Georgia state net operating loss carry forwards was written off during 2010.  Additionally, the higher effective tax rate in 2010 was also related to a decrease in tax exempt interest and an increase in state income taxes.

Segment Results

The following table summarizes our operating results by segment ($ in millions):

	2011	2010	% Change 2010-2011
Premium and Service Revenues
Medicaid Managed Care	$4,515.5	$3,740.5	20.7%
Specialty Services	1,484.3	1,112.1	33.5%
Eliminations	(818.8)	(568.8)	44.0%
Consolidated Total	$5,181.0	$4,283.8	20.9%

Earnings from Operations
Medicaid Managed Care	$153.0	$117.1	30.6%
Specialty Services	37.3	40.0	(6.6	) %
Consolidated Total	$190.3	$157.1	21.1%

Medicaid Managed Care

Premium and service revenues increased 20.7% in 2011 due to the addition of the Mississippi, Illinois and Kentucky contracts, the Texas market expansion, and overall membership growth.  Earnings from operations increased 30.6% in 2011 reflecting overall growth in our membership, reduced HBR and leveraging of our general and administrative expenses.

Specialty Services

Premium and service revenues increased 33.5% in 2011 primarily due to the growth in our Medicaid segment and the associated specialty services provided to this increased membership.  Earnings from operations decreased 6.6% in 2011 reflecting the addition of the care management software business which operates at a loss and lower earnings in our individual health insurance business.

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

Operating Expenses

Medical Costs

The table below depicts the HBR for our external membership by member category:

	Year Ended December 31,
	2010	2009
Medicaid and CHIP	85.0%	86.1%
ABD and Medicare	87.1	83.5
Specialty Services	86.2	83.1
Total	85.5	85.3

The consolidated HBR of 85.5% for 2010 represented a 0.2% increase from the 2009 consolidated HBR of 85.3%.  The increase is mainly due to a member mix shift to less favorable HBR categories, partially offset by provider network and utilization management initiatives.

General and Administrative Expenses

The consolidated G&A expense ratio for the years ended December 31, 2010 and 2009 was 11.2% and 11.5%, respectively.  The decrease in the ratio in 2010 primarily reflects the leveraging of our expenses over higher revenues.

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

Investment income.  The decrease in investment income in 2010 reflects the decline in market interest rates.

Net gain on sale of investments.  As a result of tightening our investment criteria for municipal securities, we sold municipal securities resulting in net gains of $2.5 million during 2010.

Impairment of investment. During 2010, we determined we had an other-than-temporary impairment of our cost method investment in Casenet, LLC, and recorded an impairment charge of $5.5 million, including $3.5 million of convertible promissory notes.

Gain on Reserve Primary Fund distributions.  In 2010, we received distributions from the Reserve Primary Fund of $5.7 million resulting in a gain of $3.3 million recorded for the distributions received in excess of our adjusted basis.

Interest expense.  Interest expense increased reflecting the borrowings on the loans associated with the construction of our corporate headquarters.  The real estate development was placed in service in the third quarter 2010 and accordingly we ceased capitalizing interest on the project.  The increase was partially offset by the reduction in debt outstanding under our revolving credit agreement as a result of the equity offering completed during the first quarter of 2010.

Income Tax Expense

Excluding the amounts attributable to noncontrolling interest, our effective tax rate in 2010 was 39.7% compared to 36.2% in 2009.  The increase in 2010 was primarily driven by legislation enacted in May 2010 in the state of Georgia which replaced the state income tax with a premium tax for Medicaid managed care organizations effective July 1, 2010.  Accordingly, a deferred tax asset of $1.7 million related to Georgia state net operating loss carry forwards was written off during 2010.  Additionally, the increase in the effective tax rate in 2010 was also related to a decrease in tax exempt interest and an increase in state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2011, 2010 and 2009, that we use throughout our discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$261.7	$168.9	$248.2
Net cash used in investing activities	(129.1)	(210.6)	(270.1)
Net cash provided by financing activities	6.9	72.1	46.6
Net increase in cash and cash equivalents	$139.5	$30.4	$24.7

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $261.7 million in 2011, compared to $168.9 million in 2010 and $248.2 million in 2009.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment which we record as unearned revenue, or they may delay our premium payment by several days until the following month which we record as a receivable.

The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Year Ended December 31,
	2011	2010	2009
Premium and related receivables	$(11.3)	$(23.4)	$2.4
Unearned revenue	(109.1)	25.7	78.3
Net (decrease) increase in operating cash flow	$(120.4)	$2.3	$80.7

Net cash provided by operating activities in 2011 was negatively impacted by the timing of payments from our states by $120.4 million.  As of December 31, 2011, we had received all December 2011 capitation payments from our states and had not received any prepayments of January 2012 capitation.  This was offset by an increase in medical claims liabilities related to the start up of our Mississippi, Illinois and Kentucky health plans, as well as expansion of our Texas health plan in 2011.

Net cash provided by operating activities benefited in 2010 and 2009 as a result of prepayments from several of our states.  Cash flows from operations in 2010 also reflected an increase in premium and related receivables and medical claims liability primarily due to increased business in Florida, Massachusetts and South Carolina.

 Cash Flows Used in Investing Activities

Investing activities used cash of $129.1 million in 2011, $210.6 million in 2010 and $270.1 million in 2009.  Cash flows for each year primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.  In 2009, cash flows from investing activities also included membership conversion fees in Florida and acquisitions in Florida and South Carolina.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines.  Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities.  As of December 31, 2011, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.0 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs.  Our investment guidelines comply with the regulatory restrictions enacted in each state.

The following table summarizes our cash and investment balances as of December 31, ($ in millions):

	2011	2010
Cash, cash equivalents and short-term investments	$704.2	$455.2
Long-term investments	506.1	595.9
Restricted deposits	26.8	22.8
Total cash, investments and restricted deposits	$1,237.1	$1,073.9

Regulated cash, investments and restricted deposits	$1,198.9	$1,043.0
Unregulated cash and investments	38.2	30.9
Consolidated Total	$1,237.1	$1,073.9

We spent $64.4 million, $31.7 million and $23.2 million in 2011, 2010 and 2009 respectively, on capital expenditures for system enhancements, a new datacenter and market expansions.  We also spent $4.6 million, $31.6 million, and $0.5 million in 2011, 2010 and 2009, respectively, for costs associated with our headquarters development including land, tenant improvements and furniture.  We anticipate spending approximately $55 million on capital expenditures in 2012 primarily associated with system enhancements and market expansions.

During 2009, we executed an agreement as a joint venture partner in Centene Center LLC that began construction of a real estate development that included the Company’s corporate headquarters.  During 2010, the development was placed in service and we acquired the remaining ownership interest in Centene Center LLC.  For the years ended December 31, 2011, 2010 and 2009, Centene Center LLC had capital expenditures of $4.7 million, $55.3 million and $59.4 million, respectively, for costs associated with the real estate development.  We anticipate spending approximately $3 million on capital expenditures in 2012 associated with the real estate development.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $6.9 million in 2011, $72.1 million in 2010 and $46.6 million in 2009.  During 2011, our financing activities primarily related to repayments and proceeds of long term debt as discussed below.  During 2010, our financing activities primarily related to proceeds from our stock offering and resulting payoff of our revolving credit facility discussed below, as well as borrowings for the construction of the real estate development discussed above.  During 2009, our financing activities primarily related to proceeds from borrowings under our $300 million credit facility and construction financing of the real estate development discussed above.

In June 2009, Centene Center LLC executed a $95 million construction loan associated with the real estate development that included our corporate headquarters.  In December 2010, we refinanced the $95 million construction loan with an $80 million 10 year mortgage note payable.  The mortgage note is non-recourse to the Company, bears a 5.14% interest rate and has a financial covenant requiring a minimum debt service coverage ratio.

During the first quarter of 2010, we completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the shares were approximately $104.5 million.  A portion of the net proceeds was used to repay the outstanding indebtedness under our $300 million revolving credit loan facility ($84.0 million as of December 31, 2009).  The remaining net proceeds were used to fund our acquisition in South Carolina as well as capital expenditures.

In January 2011, we replaced our $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver will bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.  As of December 31, 2011, we had no borrowings outstanding under the agreement, leaving availability of $350.0 million.  As of December 31, 2011, we were in compliance with all covenants.

In May 2011, we exercised our option to redeem the $175 million 7.25% Senior Notes due April 1, 2014 ($175 million Notes).  We redeemed the $175 million Notes at 103.625% and wrote off unamortized debt issuance costs, resulting in a pre-tax expense of $8.5 million.

In May 2011, pursuant to a shelf registration statement, we issued $250 million of non-callable 5.75% Senior Notes due June 1, 2017 ($250 million Notes) at a discount to yield 6%.  The indenture governing the $250 million Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.  Interest is paid semi-annually in June and December.  We used a portion of the net proceeds from the offering to repay the $175 million Notes and call premium and to repay approximately $50 million outstanding on our revolving credit facility.  The additional proceeds were used for general corporate purposes.  In connection with the issuance, we entered into $250 million notional amount of interest rate swap agreements (Swap Agreements) that are scheduled to expire June 1, 2017. Under the Swap Agreements, we receive a fixed rate of 5.75% and pay a variable rate of LIBOR plus 3.5% adjusted quarterly, which allows us to adjust the $250 million Notes to a floating rate. We do not hold or issue any derivative instrument for trading or speculative purposes.

At December 31, 2011, we had working capital, defined as current assets less current liabilities, of $102.4 million, as compared to $(108.4) million at December 31, 2010.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.  Our working capital is negative from time to time due to our efforts to increase investment returns through purchases of investments that have maturities of greater than one year and, therefore, are classified as long-term.

At December 31, 2011, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 27.3%, compared to 29.3% at December 31, 2010.  Excluding the $77.8 million Non-Recourse Mortgage Note, our debt to capital ratio is 22.6%.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program.  We reserve the right to discontinue the repurchase program at any time.  We did not make any repurchases under this plan during 2011 or 2010.

During the year ended December 31, 2011, 2010 and 2009, we received dividends of $69.1 million, $67.9 million, $19.1 million, respectively, from our regulated subsidiaries.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$607,985	$607,985	$—	$—	$—
Debt and interest	467,225	21,814	51,397	42,176	351,838
Operating lease obligations	96,002	21,187	33,307	24,504	17,004
Purchase obligations	36,271	17,086	15,546	3,439	200
Reserve for uncertain tax positions	9,601	—	8,034	1,567	—
Other long-term liabilities 1	58,359	3,651	10,810	8,614	35,284
Total	$1,275,443	$671,723	$119,094	$80,300	$404,326
________________________________
1 Includes $7,868 separate account liabilities from third party reinsurance that will not be settled in cash.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2011, our subsidiaries had aggregate statutory capital and surplus of $619.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $342.0 million and we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2011, each of our health plans were in compliance with the risk-based capital requirements enacted in those states.

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

Additionally, we contract with independent actuaries to review our estimates on a quarterly basis.  The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability.  We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management’s judgment, to determine the assumptions to be used in the calculation of our liability for claims.

Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available.  As more complete claim information becomes available, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the changes are identified.  In every reporting period, our operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods.  We consistently apply our reserving methodology from period to period.  As additional information becomes known to us, we adjust our actuarial models accordingly to establish medical claims liability estimates.

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2011 data:

Completion Factors (1):			Cost Trend Factors (2):
(Decrease) Increase in Factors		Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
		(in thousands)		(in thousands)
	(2.0)%	$67,000	(2.0)%	$(16,600)
	(1.5)	49,900	(1.5)	(12,600)
	(1.0)	33,000	(1.0)	(8,400)
	(0.5)	16,500	(0.5)	(4,200)
	0.5	(16,400)	0.5	4,200
	1.0	(32,400)	1.0	8,500
	1.5	(48,500)	1.5	12,700
	2.0	(64,300)	2.0	17,000

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $3.8 million for the year ended December 31, 2011.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, January 1	$456,765	$470,932	$384,360
Incurred related to:
Current year	4,390,123	3,652,521	3,283,141
Prior years	(65,377)	(68,069)	(53,010)
Total incurred	4,324,746	3,584,452	3,230,131
Paid related to:
Current year	3,788,808	3,203,585	2,819,591
Prior years	384,718	395,034	323,968
Total paid	4,173,526	3,598,619	3,143,559
Balance, December 31	$607,985	$456,765	$470,932

Claims inventory, December 31	495,500	434,900	423,400

Days in claims payable 1	45.3	44.7	49.1
________________________
1 Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2011 will be known by the end of 2012.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets.  These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  At December 31, 2011, we had $282.0 million of goodwill and $27.4 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 15 years
Provider contracts	7 – 10 years
Customer relationships	5 – 15 years
Trade names	7 – 20 years

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS

As of December 31, 2011, we had short-term investments of $130.5 million and long-term investments of $533.0 million, including restricted deposits of $26.8 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our available-for-sale investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2011, the fair value of our fixed income investments would decrease by approximately $10.8 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2011, the fair value of our debt would decrease by approximately $12.3 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

In 2011, the inflation rate for medical care costs was higher than the inflation rate for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.  Additionally, our contracts with states require actuarially sound premiums that include health care cost trend.

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

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2012

 CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$573,698	$434,166
Premium and related receivables, net of allowance for uncollectible accounts of $639 and $17, respectively	157,450	136,243
Short-term investments, at fair value (amortized cost $129,232 and $21,141, respectively)	130,499	21,346
Other current assets	78,363	65,066
Total current assets	940,010	656,821
Long-term investments, at fair value (amortized cost $497,805 and $585,862, respectively)	506,140	595,879
Restricted deposits, at fair value (amortized cost $26,751 and $22,755, respectively)	26,818	22,758
Property, software and equipment, net of accumulated depreciation of $177,294 and $138,629, respectively	349,622	326,341
Goodwill	281,981	278,051
Intangible assets, net	27,430	29,109
Other long-term assets	58,335	34,923
Total assets	$2,190,336	$1,943,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$607,985	$456,765
Accounts payable and accrued expenses	216,504	188,320
Unearned revenue	9,890	117,344
Current portion of long-term debt	3,234	2,817
Total current liabilities	837,613	765,246
Long-term debt	348,344	327,824
Other long-term liabilities	67,960	53,757
Total liabilities	1,253,917	1,146,827

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 53,586,726 issued and 50,864,618 outstanding at December 31, 2011, and 52,172,037 issued and 49,616,824 outstanding at December 31, 2010	54	52
Additional paid-in capital	421,981	384,206
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,761	6,424
Retained earnings	564,961	453,743
Treasury stock, at cost (2,722,108 and 2,555,213 shares, respectively)	(57,123)	(50,486)
Total Centene stockholders’ equity	935,634	793,939
Noncontrolling interest	785	3,116
Total stockholders’ equity	936,419	797,055
Total liabilities and stockholders’ equity	$2,190,336	$1,943,882

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Premium	$5,077,242	$4,192,172	$3,786,525
Service	103,765	91,661	91,758
Premium and service revenues	5,181,007	4,283,833	3,878,283
Premium tax	159,575	164,490	224,581
Total revenues	5,340,582	4,448,323	4,102,864
Expenses:
Medical costs	4,324,746	3,584,452	3,230,131
Cost of services	78,114	63,919	60,789
General and administrative expenses	587,004	477,765	447,921
Premium tax expense	160,394	165,118	225,888
Total operating expenses	5,150,258	4,291,254	3,964,729
Earnings from operations	190,324	157,069	138,135
Other income (expense):
Investment and other income	13,369	15,205	15,691
Debt extinguishment costs	(8,488)	—	—
Interest expense	(20,320)	(17,992)	(16,318)
Earnings from continuing operations, before income tax expense	174,885	154,282	137,508
Income tax expense	66,522	59,900	48,841
Earnings from continuing operations, net of income tax expense	108,363	94,382	88,667
Discontinued operations, net of income tax expense (benefit) of $0, $4,388 and $(1,204), respectively	—	3,889	(2,422)
Net earnings	108,363	98,271	86,245
Noncontrolling interest	(2,855)	3,435	2,574
Net earnings attributable to Centene Corporation	$111,218	$94,836	$83,671

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$111,218	$90,947	$86,093
Discontinued operations, net of income tax expense (benefit)	—	3,889	(2,422)
Net earnings	$111,218	$94,836	$83,671

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.22	$1.87	$2.00
Discontinued operations	—	0.08	(0.06)
Basic earnings per common share	$2.22	$1.95	$1.94
Diluted:
Continuing operations	$2.12	$1.80	$1.94
Discontinued operations	—	0.08	(0.05)
Diluted earnings per common share	$2.12	$1.88	$1.89

Weighted average number of common shares outstanding:
Basic	50,198,954	48,754,947	43,034,791
Diluted	52,474,238	50,447,888	44,316,467

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2008	45,071,179	$45	$263,835	$3,152	$275,236	2,083,415	$(40,996)	$—	$501,272
Consolidation of Access Health Solutions LLC	—	—	—	—	—	—	—	29,144	29,144
Consolidation of Centene Center LLC	—	—	—	—	—	—	—	17,400	17,400
Comprehensive Earnings:
Net earnings	—	—	—	—	83,671	—	—	2,574	86,245
Change in unrealized investment gains, net of $2,663 tax	—	—	—	4,196	—	—	—	—	4,196
Total comprehensive earnings									90,441
Common stock issued for employee benefit plans	522,204	1	3,284	—	—		—	—	3,285
Common stock repurchases	—	—	—	—	—	332,595	(6,304)	—	(6,304)
Treasury stock issued for compensation	—	—	—	—	—	(2,000)	38	—	38
Stock compensation expense	—	—	14,634	—	—	—	—	—	14,634
Excess tax benefits from stock compensation	—	—	53	—	—	—	—	—	53
Conversion fee1	—	—	—	—	—	—	—	(27,366)	(27,366)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,170)	(3,170)
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427
Consolidation of noncontrolling interest	—	—	—	—	—	—	—	3,104	3,104
Comprehensive Earnings:
Net earnings	—	—	—	—	94,836	—	—	3,435	98,271
Change in unrealized investment gains, net of $(511) tax	—	—	—	(924)	—	—	—	—	(924)
Total comprehensive earnings									97,347
Common stock issued for stock offering	5,750,000	6	104,528	—	—	—	—	—	104,534
Common stock issued for employee benefit plans	828,654	—	4,254	—	—	—	—	—	4,254
Issuance of stock warrants	—	—	296	—	—	—	—	—	296
Common stock repurchases	—	—	—	—	—	141,203	(3,224)	—	(3,224)
Stock compensation expense	—	—	13,874	—	—	—	—	—	13,874
Excess tax benefits from stock compensation	—	—	868	—	—	—	—	—	868
Redemption / purchase of noncontrolling interest	—	—	(21,420)	—	—	—	—	(14,056)	(35,476)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7,949)	(7,949)
Balance, December 31, 2010	52,172,037	$52	384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055
Comprehensive Earnings:
Net earnings	—	—	—	—	111,218	—	—	(2,855)	108,363
Change in unrealized investment gain, net of $(334) tax	—	—	—	(663)	—	—	—	—	(663)
Total comprehensive earnings									107,700
Common stock issued for employee benefit plans	1,414,689	2	15,435	—	—	—	—	—	15,437
Exercise of stock warrants	—	—	—	—	—	(50,000)	1,172	—	1,172
Common stock repurchases	—	—	—	—	—	216,895	(7,809)	—	(7,809)
Stock compensation expense	—	—	18,171	—	—	—	—	—	18,171
Excess tax benefits from stock compensation	—	—	4,169	—	—	—	—	—	4,169
Contribution from Noncontrolling interest	—	—	—	—	—	—	—	813	813
Deconsolidation of Noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Balance, December 31, 2011	53,586,726	$54	$421,981	$5,761	$564,961	2,722,108	$(57,123)	$785	$936,419

1
Conversion fee represents additional purchase price to noncontrolling holders of Access Health Solutions LLC for the transfer of membership to the Company’s wholly-owned subsidiary, Sunshine State Health Plan, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$108,363	$98,271	$86,245
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,327	52,000	44,004
Stock compensation expense	18,171	13,874	14,634
Gain on sale of investments, net	(287)	(6,337)	(141)
Debt extinguishment costs	8,488	—	—
(Gain) on sale of UHP	—	(8,201)	—
Impairment loss on Casenet, LLC	—	5,531	—
Deferred income taxes	2,031	10,317	3,696
Changes in assets and liabilities:
Premium and related receivables	(11,306)	(23,359)	2,379
Other current assets	(11,812)	(3,240)	(1,263)
Other assets	(2)	(2,028)	9
Medical claims liability	149,756	(30,421)	79,000
Unearned revenue	(109,082)	25,700	78,345
Accounts payable and accrued expenses	38,889	37,398	(60,915)
Other operating activities	10,160	(573)	2,202
Net cash provided by operating activities	261,696	168,932	248,195
Cash flows from investing activities:
Capital expenditures	(68,993)	(63,304)	(23,721)
Capital expenditures of Centene Center LLC	(4,715)	(55,252)	(59,392)
Purchase of investments	(318,397)	(615,506)	(791,194)
Sales and maturities of investments	267,404	570,423	642,783
Proceeds from asset sales	—	13,420	—
Investments in acquisitions, net of cash acquired, and investment in equity method investee	(4,375)	(60,388)	(38,563)
Net cash used in investing activities	(129,076)	(210,607)	(270,087)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,815	3,419	2,365
Proceeds from borrowings	419,183	218,538	659,059
Proceeds from stock offering	—	104,534	—
Payment of long-term debt	(416,283)	(195,728)	(616,219)
Purchase of noncontrolling interest	—	(48,257)	—
Distributions from (to) noncontrolling interest	813	(7,387)	8,049
Excess tax benefits from stock compensation	4,435	963	53
Common stock repurchases	(7,809)	(3,224)	(6,304)
Debt issue costs	(9,242)	(769)	(458)
Net cash provided by financing activities	6,912	72,089	46,545
Net increase in cash and cash equivalents	139,532	30,414	24,653
Cash and cash equivalents, beginning of period	434,166	403,752	379,099
Cash and cash equivalents, end of period	$573,698	$434,166	$403,752

Supplemental disclosures of cash flow information:
Interest paid	$27,383	$17,296	$15,428
Income taxes paid	$50,444	$53,938	$52,928

Supplemental disclosure of non-cash investing and financing activities:
Contribution from noncontrolling interest	$—	$306	$5,875
Capital expenditures	$6,591	$8,720	$(1,476)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children’s Health Insurance Program, or CHIP, Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD.  The Specialty Services segment offers products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, long-term care programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.  The health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

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

The Company uses the equity method to account for certain of its investment in entities that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies.  These investments are recorded at the lower of their cost or fair value.

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

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of our floating rate debt approximates fair value since the interest rates adjust based on market rate adjustments.

•	Interest rate swap: Estimated based on third-party market prices based on the forward 3-month LIBOR curve.

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

Fixed Asset	Depreciation Period
Buildings and land improvements	5 – 40 years
Computer hardware and software	3 – 10 years
Furniture and equipment	5 – 10 years
Leasehold improvements	1– 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill.  Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 – 15 years
Provider contracts	7 – 10 years
Customer relationships	5 – 15 years
Trade names	7 – 20 years

The Company tests for impairment of intangible assets as well as long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value.  Such factors include, but are not limited to, significant changes in membership, state funding, state contracts and provider networks and contracts.  If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required.  The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.  An impairment charge, if any, is recognized within earnings from operations.

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

During 2011, the Company early adopted updated guidance which simplifies how an entity is required to test goodwill for impairment.  The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

If the two-step quantitative test is deemed necessary, the Company uses discounted cash flows to establish the fair value as of the testing date.  The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc.  Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.  When available and as appropriate, the Company uses comparative market multiples to corroborate discounted cash flow results.

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

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data.  These eligibility adjustments are reflected in the period known.  We continuously review and update those estimates as new information becomes available.  It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

The Company’s specialty companies generate revenues under contracts with state programs, individuals, healthcare organizations and other commercial organizations, as well as from the Company’s own subsidiaries.  Revenues are recognized when the related services are provided or as ratably earned over the covered period of service.

Premium and Related Receivables and Unearned Revenue

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

	2011	2010	2009
Allowances, beginning of year	$17	$1,338	$1,304
Amounts charged to expense	865	(48)	285
Write-offs of uncollectible receivables	(243)	(1,273)	(251)
Allowances, end of year	$639	$17	$1,338

As of December 31, 2011, premium and related receivables included $20,742 of notes receivable.

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs.  The current contracts expire on various dates between March 31, 2012 and December 31, 2016.  States whose aggregate annual contract value exceeded 10% of annual revenues and the respective percentage of the Company’s total revenues for the years ended December 31, are as follows:

2011		2010		2009
Georgia	13%	Georgia	17%	Georgia	19%
Ohio	10%	Ohio	13%	Ohio	14%
Texas	26%	Texas	30%	Texas	30%

Reinsurance

Centene's subsidiaries report reinsurance premiums as medical costs, while related reinsurance recoveries are reported as deductions from medical costs. The Company limits its risk of certain catastrophic losses by maintaining high deductible reinsurance coverage.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments.  Investment income is derived from the Company’s cash, cash equivalents, restricted deposits and investments.  Interest expense relates to borrowings under the senior notes, interest rate swap, credit facilities, interest on capital leases and credit facility fees.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU), which simplifies how an entity is required to test goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in the ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company elected to adopt this guidance in the current fiscal year.

3. Reclassifications

During 2011, the National Association of Insurance Commissioners (NAIC) issued new definitions which clarified the classification of medical costs for statutory reporting.  In light of these new definitions, the Company reclassified certain Medical Costs and General & Administrative Expenses beginning with its financial results for the year ended December 31, 2011 to more closely align to the new NAIC definition.  The following costs were reclassified from General & Administrative Expense to Medical Costs:

•	Case management, care coordination, medication & care compliance

•	Nurse line triage services

•	Disease management

•	Cost of health risk assessments

In addition, the Company reclassified costs for provider network fees from Medical Costs to General & Administrative Expense.

Effective with the reporting of our financial results for the year ended December 31, 2011, the Company has reclassified the above mentioned expenses, as well as prior periods to conform to the current presentation.  The reclassification had no impact on net earnings.  For the years ended December 31, 2011, 2010 and 2009, the net impact of the reclassification increased Medical Costs and decreased General & Administrative Expense by $96,830, $70,058, and $66,608, respectively.

Certain other amounts in the consolidated financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

4. Acquisitions

2010 Acquisitions

•
Carolina Crescent Health Plan.  In June 2010, the Company acquired certain assets of Carolina Crescent Health Plan, a South Carolina Medicaid managed care organization for $17,993 in total consideration.  The Company’s allocation of fair value resulted in goodwill of $16,543 and other identifiable intangible assets of $1,450.  The acquisition is recorded in the Medicaid Managed Care segment.  All of the goodwill is deductible for income tax purposes.

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

•
Citrus Health Care, Inc. In December 2010, the Company acquired certain assets in non reform counties of Citrus Health Care, Inc., a Florida Medicaid and long-term care health plan for $28,689.  The Company performed a preliminary allocation of fair value that resulted in goodwill of $22,951 and other identifiable intangible assets of $5,738 that were recorded in the Medicaid Managed Care segment.  During 2011, the Company finalized the allocation of the fair value that resulted in goodwill of $19,069 and other identifiable intangible assets of $9,620.  All of the goodwill is deductible for income tax purposes.

•
Access Health Solutions, LLC.  In December 2010, the Company exercised its right to obtain the remaining assets and ownership interest in Access Health Solutions, LLC, or Access, for zero dollars.  Subsequent to the acquisition of the remaining interest, Access continues to be consolidated in the Company’s Medicaid Managed Care segment results as a wholly owned subsidiary of the Company. During 2011, the Company made a conversion payment to the former owners of Access resulting in additional goodwill of $1,773.  All of the goodwill is deductible for income tax purposes.

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

•
Casenet, LLC.  In December 2010, the Company acquired an additional ownership interest in Casenet, LLC (Casenet) for total consideration of $6,619, bringing its ownership interest to 68%.  Casenet is a provider of care management solutions that automate the clinical, administrative, and technical components of care management programs.  The Company performed an initial allocation of total consideration to assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable.  The initial allocation resulted in goodwill of $1,752 and other identifiable intangible assets of $4,500 that were recorded in the Specialty Services segment.  During 2011, the Company finalized the allocation of the fair value that resulted in goodwill of $8,975, other identifiable intangible assets of $3,561 and an increase in unearned revenue of $6,284. All of the goodwill is deductible for income tax purposes. During 2011, the Company increased its ownership interest in Casenet to 81%.

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

Pro forma disclosures related to these acquisitions have been excluded as immaterial.

5. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$29,014	$638	$(13)	$29,639	$28,665	$510	$(140)	$29,035
Corporate securities	186,018	3,762	(751)	189,029	197,577	3,124	(586)	200,115
Restricted certificates of deposit	5,890	—	—	5,890	6,814	—	—	6,814
Restricted cash equivalents	13,775	—	—	13,775	8,814	—	—	8,814
Municipal securities:
General obligation	126,806	2,828	(26)	129,608	109,866	3,601	(6)	113,461
Pre-refunded	33,247	465	—	33,712	32,442	756	—	33,198
Revenue	118,507	2,387	(34)	120,860	100,198	2,781	(15)	102,964
Variable rate demand notes	64,658	—	—	64,658	106,540	—	—	106,540
Asset backed securities	51,779	430	(17)	52,192	17,391	243	(43)	17,591
Cost and equity method investments	9,395	—	—	9,395	7,060	—	—	7,060
Life insurance contracts	14,699	—	—	14,699	14,391	—	—	14,391
Total	$653,788	$10,510	$(841)	$663,457	$629,758	$11,015	$(790)	$639,983

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of December 31, 2011, 38% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA, 76% were rated AA- or higher, and 99% were rated A- or higher.  At December 31, 2011, the Company held certificates of deposit, life insurance contracts and cost and equity method invesments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2011				December 31, 2010
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(13)	$2,184	$—	$—	$(140)	$9,246	$—	$—
Corporate securities	(751)	23,040	—	—	(586)	40,341	—	—
Municipal securities:
General obligation	(26)	3,710	—	—	(6)	1,131	—	—
Revenue	(34)	12,597	—	—	(15)	2,419	—	—
Asset backed securities	(17)	20,417	—	—	(43)	5,276	—	—
Total	$(841)	$61,948	$—	$—	$(790)	$58,413	$—	$—

As of December 31, 2011, the gross unrealized losses were generated from 31 positions out of a total of 410 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	December 31, 2011				December 31, 2010
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$129,232	$130,499	$19,666	$19,666	$21,141	$21,346	$17,387	$17,392
One year through five years	406,140	413,953	7,085	7,152	464,270	474,255	5,368	5,366
Five years through ten years	34,945	34,961	—	—	39,732	39,731	—	—
Greater than ten years	56,720	57,226	—	—	81,860	81,893	—	—
Total	$627,037	$636,639	$26,751	$26,818	$607,003	$617,225	$22,755	$22,758

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses on investments for the years ended December 31, were as follows:

	2011	2010	2009
Gross realized gains	$314	$6,036	$1,252
Gross realized losses	(27)	(270)	(1,111)
Impairment of investment	—	(5,531)	—
Net realized gains (losses)	$287	$235	$141

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

Investment and other income in 2010 included a net realized gain of $2,479 related to sales of fixed income investments and also included realized gains of $3,287 related to the Reserve Primary money market fund for distributions made during 2010.  Investment amortization of $10,335, $10,750 and $7,209 was recorded in the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Assets
Cash and cash equivalents		$573,698	$	―	$	―	$573,698

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$17,091		$5,395	$	―	$22,486
Corporate securities		―		189,029		―	189,029
Municipal securities:
General obligation		―		129,608		―	129,608
Pre-refunded		―		33,712		―	33,712
Revenue		―		120,860		―	120,860
Variable rate demand notes		―		64,658		―	64,658
Asset backed securities		―		52,192		―	52,192
Total investments		$17,091		$595,454	$	―	$612,545

Restricted deposits available for sale:
Cash and cash equivalents		$13,775	$	―	$	―	$13,775
Certificates of deposit		5,890		―		―	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies		7,153		―		―	7,153
Total restricted deposits		$26,818	$	―	$	―	$26,818

Interest rate swap contract	$	―		$11,431	$	―	$11,431

Total assets at fair value		$617,607		$606,885	$	―	$1,224,492

The following table summarizes fair value measurements by level at December 31, 2010, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II		Level III		Total
Assets
Cash and cash equivalents	$434,166	$	―	$	―	$434,166

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,809		$7,096	$	―	$21,905
Corporate securities	―		200,115		―	200,115
Municipal securities:
General obligation	―		113,461		―	113,461
Pre-refunded	―		33,198		―	33,198
Revenue	―		102,964		―	102,964
Variable rate demand notes	―		106,540		―	106,540
Asset backed securities	―		17,591		―	17,591
Total investments	$14,809		$580,965	$	―	$595,774

Restricted deposits available for sale:
Cash and cash equivalents	$8,814	$	―	$	―	$8,814
Certificates of deposit	6,814		―		―	6,814
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,130		―		―	7,130
Total restricted deposits	$22,758	$	―	$	―	$22,758

Total assets at fair value	$471,733		$580,965	$	―	$1,052,698

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $24,094 and $21,451 as of December 31, 2011 and December 31, 2010, respectively.

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2011	2010
Computer software	$158,672	$141,918
Building	186,194	171,072
Land	47,614	44,282
Computer hardware	51,805	35,639
Furniture and office equipment	37,865	33,812
Leasehold improvements	44,766	38,247
	526,916	464,970
Less accumulated depreciation	(177,294)	(138,629)
Property, software and equipment, net	$349,622	$326,341

As of December 31, 2011 and 2010, the Company had assets acquired under capital leases of $6,316 and $6,339, net of accumulated amortization of $1,285 and $1,041, respectively.  Amortization on assets under capital leases charged to expense is included in depreciation expense.  Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $42,249, $37,131 and $33,103, respectively.

8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2009	$111,063	$113,524	$224,587
Acquisitions	43,633	9,831	53,464
Balance as of December 31, 2010	$154,696	$123,355	$278,051
Acquisitions	1,773	―	1,773
Other adjustments	(5,067)	7,224	2,157
Balance as of December 31, 2011	$151,402	$130,579	$281,981

Goodwill acquisitions and other adjustments were related to the acquisitions and finalization of fair value allocations discussed in Note 4, Acquisitions.
Intangible assets at December 31, consist of the following:

			Weighted Average Life in Years
	2011	2010	2011	2010
Purchased contract rights	$21,988	$20,185	7.5	6.9
Provider contracts	2,737	2,578	9.8	10.0
Customer relationships	16,056	16,056	7.9	7.7
Trade names	6,495	5,595	16.3	18.9
Intangible assets	47,276	44,414	9.0	8.9
Less accumulated amortization:
Purchased contract rights	(8,554)	(7,053)
Provider contracts	(931)	(697)
Customer relationships	(8,753)	(6,278)
Trade names	(1,608)	(1,277)
Total accumulated amortization	(19,846)	(15,305)
Intangible assets, net	$27,430	$29,109

Amortization expense was $5,561, $4,119 and $3,692 for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows:

Year	Expense
2012	$5,200
2013	4,700
2014	4,300
2015	3,500
2016	3,000

9. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2011	2010	2009
Current provision:
Federal	$59,641	$46,259	$41,310
State and local	5,186	6,868	5,578
Total current provision	64,827	53,127	46,888
Deferred provision	1,695	6,773	1,953
Total provision for income taxes	$66,522	$59,900	$48,841

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2011	2010	2009
Earnings from continuing operations, before income tax expense	$174,885	$154,282	$137,508
Less noncontrolling interest	(2,855)	3,435	2,574
Earnings from continuing operations, less noncontrolling interest, before income tax expense	177,740	150,847	134,934

Tax provision at the U.S. federal statutory rate	62,209	52,797	47,227
State income taxes, net of federal income tax benefit	3,411	6,231	2,419
Other, net	902	872	(805)
Income tax expense	$66,522	$59,900	$48,841
Effective tax rate	37.4%	39.7%	36.2%

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2011	2010
Deferred tax assets:
Current:
Medical claims liability and other accruals	$39,864	$25,418
Unearned premium and other deferred revenue	985	8,934
Other	640	1,999
Current deferred tax assets	41,489	36,351
Valuation allowance	(2,896)	(741)
Net current deferred tax assets	$38,593	$35,610

Non-current deferred tax assets:
State net operating loss carry forward	$8,761	$4,841
Purchase of noncontrolling interest	―	13,223
Stock compensation	13,234	13,676
Other	13,456	8,599
Non-current deferred tax assets	35,451	40,339
Valuation allowance	(5,625)	(4,400)
Net non-current deferred tax assets	$29,826	$35,939

Deferred tax liabilities:
Current:
Prepaid assets and other	$5,788	$4,350
Net current deferred tax liabilities	$5,788	$4,350

Non-current deferred tax liabilities:
Intangible assets	$10,756	$11,519
Depreciation and amortization	31,398	34,743
Unrealized gain on investments	2,877	3,613
Other	2,620	2,777
Net non-current deferred tax liabilities	$47,651	$52,652

Net deferred tax assets	$14,980	$14,547

The Company's deferred tax assets include federal and state net operating losses, or NOLs, of which $1,373 were acquired in business combinations.  Accordingly, the total and annual deduction for those NOLs is limited by tax law.  The Company's federal NOLs expire between the years 2012 and 2023 and the state NOLs expire between the years 2012 and 2031.  Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused.  During 2011 and 2010, the Company recorded valuation allowance additions in the tax provision of $1,671 and $3,324, respectively.  In 2011 and 2010, the Company recorded valuation allowance reductions of $528 and $323, respectively.  The remaining valuation allowance additions of $2,038 were reported in discontinued operations in 2010.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority.  A roll-forward of the reserve is as follows:

	2011	2010
Balance as January 1	$3,036	$5,465
Increase based on tax positions during the current year	10,863	231
Decreases based on tax positions taken in a prior period	(347)	(2,660)
Balance as of December 31	$13,552	$3,036

The December 31, 2011 reserve balance of $13,552 would decrease income tax expense, if recognized.  The December 31, 2010 reserve balance of $3,036 would have decrease income tax expense, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes.  Interest accrued, net of federal benefit, was $1,157, $707 and $1,072 as of December 31, 2011, 2010 and 2009, respectively.  No penalties have been accrued.

The federal income tax returns for 2008 through 2011 are open tax years.  The Internal Revenue Service (IRS) performed an examination of the Company’s 2006 and 2007 tax returns and initially denied a tax benefit related to the abandonment of the FirstGuard stock in 2007.  In 2011, the Company agreed to a settlement for the open tax years of 2006 and 2007.  The settlement did not have a material impact on the consolidated financial statements.

The Company files in numerous state jurisdictions with varying statutes of limitation.  The unrecognized state tax benefits are related to returns open from 2006 to 2011.

10. Medical Claims Liability

The change in medical claims liability is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Balance, January 1,	$456,765	$470,932	$384,360
Incurred related to:
Current year	4,390,123	3,652,521	3,283,141
Prior years	(65,377)	(68,069)	(53,010)
Total incurred	4,324,746	3,584,452	3,230,131
Paid related to:
Current year	3,788,808	3,203,585	2,819,591
Prior years	384,718	395,034	323,968
Total paid	4,173,526	3,598,619	3,143,559
Balance, December 31,	$607,985	$456,765	$470,932

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

The Company had reinsurance recoverables related to medical claims liability of $5,313 and $6,180 at December 31, 2011 and 2010, respectively, included in premium and related receivables.

11. Debt

Debt consists of the following at December 31:

	2011	2010
Senior notes, at par	$250,000	$175,000
Unamortized discount on Senior notes	(2,814)	―
Interest rate swap fair value	11,431	―
Senior notes, net	258,617	175,000
Revolving credit agreement	―	60,000
Mortgage notes payable	86,948	89,500
Capital leases and other	6,013	6,141
Total debt	351,578	330,641
Less current portion	(3,234)	(2,817)
Long-term debt	$348,344	$327,824

Senior Notes

In May 2011, the Company exercised its option to redeem its $175,000 7.25% Senior Notes due April 1, 2014 ($175,000 Notes).  The Company redeemed the $175,000 Notes at 103.625% and wrote off unamortized debt issuance costs, resulting in pre-tax debt extinguishment costs of $8,488.

In May 2011, pursuant to a shelf registration statement, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%.  At December 31, 2011, the unamortized debt discount was $2,814.  The indenture governing the $250,000 Notes contains non-financial and financial covenants.  Interest is paid semi-annually in June and December.  In connection with the issuance, the Company entered into an interest rate swap as discussed below.  Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes.  At December 31, 2011, the fair value of the interest rate swap increased the fair value of the notes by $11,431.

Revolving Credit Agreement

In January 2011, the Company replaced its $300,000 revolving credit agreement with a new $350,000 revolving credit facility, or the revolver.  The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio, as defined.  As of December 31, 2011, the Company had no borrowings outstanding under the agreement, leaving availability of $350,000.

The Company has outstanding letters of credit of $36,031 as of December 31, 2011, which are not part of the revolver.  The letters of credit bore interest at 1.66%.

Mortgage Notes Payable

In December 2010, the Company refinanced a $95,000 construction loan with an $80,000 10 year mortgage note payable.  The balance of the mortgage note payable was $77,847 at December 31, 2011.  The mortgage note is non-recourse to the Company, bears a 5.14% interest rate and has a financial covenant requiring a minimum debt service coverage ratio.  The collateralized property had a net book value of $165,106 at December 31, 2011.

The Company also has a mortgage note of $9,100 collateralized by another building and parking garage.  The collateralized properties had a net book value of $23,898 at December 31, 2011.  The mortgage is due August 31, 2014 and bears interest at the LIBOR rate plus 3% or the bank’s certificate of deposit rate plus 2%. The mortgage includes a financial covenant requiring a minimum fixed charge coverage ratio. The weighted average interest rate of outstanding borrowings was 3.12% at December 31, 2011.

Aggregate maturities for the Company’s debt are as follows:

2012	$3,212
2013	3,372
2014	11,343
2015	3,173
2016	3,337
Thereafter	318,524
Total	$342,961

The fair value of outstanding debt was approximately $351,578 and $336,766 at December 31, 2011 and 2010, respectively.

12. Interest Rate Swap

In May 2011, the Company entered into $250,000 notional amount of interest rate swap agreements (Swap Agreements) that are scheduled to expire June 1, 2017. Under the Swap Agreements, the Company receives a fixed rate of 5.75% and pays a variable rate of the three month LIBOR plus 3.5% adjusted quarterly, which allows the Company to adjust the $250,000 Notes to a floating rate. The Company does not hold or issue any derivative instrument for trading or speculative purposes.  At December 31, 2011, the variable rate was 4.03%.

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

The fair value of the Swap Agreements as of December 31, 2011 was an asset of approximately $11,431, and is included in other long term assets in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties’ compliance with its contractual obligations.

13. Stockholders’ Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value.  At December 31, 2011, there were no preferred shares outstanding.

On October 26, 2009, the Company’s Board of Directors extended the Company’s stock repurchase program.  The program authorizes the repurchase of up to 4,000,000 shares of the Company’s common stock from time to time on the open market or through privately negotiated transactions.  No duration has been placed on the repurchase program.  The Company reserves the right to discontinue the repurchase program at any time.  During the year ended December 31, 2011, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy minimum statutory tax withholding obligations.  During 2011, the Company repurchased 216,895 shares at an aggregate cost of $7,809.  During 2010, the Company repurchased 141,073 shares at an aggregate cost of $3,224.  These shares are included in the Company’s treasury stock.

14. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene’s regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval.  At December 31, 2011 and 2010, Centene’s subsidiaries, had aggregate statutory capital and surplus of $619,900 and $516,100, respectively, compared with the required minimum aggregate statutory capital and surplus of $342,000 and $308,000, respectively.

15. Stock Incentive Plans

The Company’s stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock.  Both incentive stock options and nonqualified stock options can be awarded under the plans.  No option will be exercisable for longer than ten years after the date of grant.  The plans have 1,000,141 shares available for future awards.  Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to ten years for restricted stock or restricted stock unit awards.  Certain restricted stock unit awards contain performance-based as well as service-based provisions.  Certain awards provide for accelerated vesting if there is a change in control as defined in the plans.  The total compensation cost that has been charged against income for the stock incentive plans was $18,171, $13,874 and $14,634 for the years ended December 31, 2011, 2010 and 2009, respectively.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $5,804, $4,713 and $3,945 for the years ended December 31, 2011, 2010 and 2009, respectively.

Option activity for the year ended December 31, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2010	3,138,521	$20.71
Granted	10,000	31.39
Exercised	(914,859)	20.65
Forfeited	(37,100)	23.73
Outstanding as of December 31, 2011	2,196,562	$20.75	$41,393	3.9
Exercisable as of December 31, 2011	2,000,662	$20.68	$37,837	3.6

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)	5.2	5.8	5.8
Risk-free interest rate	0.9%	2.7%	2.2%
Expected volatility	49.9%	48.2%	50.9%
Expected dividend yield	0%	0%	0%

For the years ended December 31, 2011, 2010 and 2009, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior.  The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock.  The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-average fair value of options granted	$13.94	$11.60	$8.76
Total intrinsic value of stock options exercised	$11,744	$1,999	$2,192

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2010	1,868,035	$22.62
Granted	982,363	35.32
Vested	(698,110)	21.55
Forfeited	(33,685)	20.69
Non-vested balance as of December 31, 2011	2,118,603	$28.55

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2011, 2010 and 2009, was $22,280, $13,012 and $17,213, respectively.

As of December 31, 2011, there was $53,072 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.8 years.  The actual tax benefit realized for the tax deductions from stock option exercises totaled $955, $883 and $395 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company maintains an employee stock purchase plan and has issued 34,966 shares, 37,048 shares, and 34,306 shares in 2011, 2010 and 2009, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age.  Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations.  Centene may elect to match a portion of the employee’s contribution.  Company expense related to matching contributions to the plan was $5,146, $4,044 and $3,499 during the years ended December 31, 2011, 2010 and 2009, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions.  The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays.  Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease.  Rent expense was $22,734, $21,393 and $20,211 for the years ended December 31, 2011, 2010 and 2009, respectively.  Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2012	$21,187
2013	17,858
2014	15,449
2015	12,884
2016	11,620
Thereafter	17,004
$96,002

18. Contingencies

The IRS performed an examination of the Company’s 2006 and 2007 tax returns and initially denied a tax benefit related to the abandonment of the FirstGuard stock in 2007.  In 2011, the Company agreed to a settlement for the open tax years of 2006 and 2007.  The settlement did not have a material impact on the consolidated financial statements.

The Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per share for the years ended December 31:

	2011	2010	2009
Earnings (loss) attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$111,218	$90,947	$86,093
Discontinued operations, net of tax	―	3,889	(2,422)
Net earnings	$111,218	$94,836	$83,671

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	50,198,954	48,754,947	43,034,791
Common stock equivalents (as determined by applying the treasury stock method)	2,275,284	1,692,941	1,281,676

Weighted average number of common shares and potential dilutive common shares outstanding	52,474,238	50,447,888	44,316,467

Net earnings (loss) per share attributable to Centene Corporation:
Basic:
Continuing operations	$2.22	$1.87	$2.00
Discontinued operations	―	0.08	(0.06)
Earnings per common share	$2.22	$1.95	$1.94

Diluted:
Continuing operations	$2.12	$1.80	$1.94
Discontinued operations	―	0.08	(0.05)
Earnings per common share	$2.12	$1.88	$1.89

The calculation of diluted earnings per common share for 2011, 2010 and 2009 excludes the impact of 106,219 shares, 2,010,183 shares and 2,351,679 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information as of and for the year ended December 31, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,450,336	$730,671	$—	$5,181,007
Premium and service revenues from internal customers	65,215	753,596	(818,811)	—
Total premium and service revenues	4,515,551	1,484,267	(818,811)	5,181,007
Earnings from operations	152,995	37,329	—	190,324
Total assets	1,754,108	436,228	—	2,190,336

Segment information as of and for the year ended December 31, 2010, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,679,807	$604,026	$—	$4,283,833
Premium and service revenues from internal customers	60,676	508,157	(568,833)	—
Total premium and service revenues	3,740,483	1,112,183	(568,833)	4,283,833
Earnings from operations	117,106	39,963	—	157,069
Total assets	1,552,886	390,996	—	1,943,882

Segment information as of and for the year ended December 31, 2009, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,398,009	$480,274	$—	$3,878,283
Premium and service revenues from internal customers	66,763	569,191	(635,954)	—
Total premium and service revenues	3,464,772	1,049,465	(635,954)	3,878,283
Earnings from operations	99,307	38,828	—	138,135
Total assets	1,330,987	371,377	—	1,702,364

21. Comprehensive Earnings

Differences between net earnings and total comprehensive earnings resulted from changes in unrealized gains on investments available for sale, as follows:

	Year Ended December 31,
	2011	2010	2009
Net earnings	$111,218	$94,836	$83,671
Other comprehensive earnings, net of tax:
Change in unrealized gains on investments available for sale securities	(114)	736	3,944
Reclassification adjustment	(549)	(1,660)	252
Unrealized gain on available for sale securities	(663)	(924)	4,196
Other Comprehensive earnings	110,555	93,912	87,867
Less: Comprehensive earnings attributable to the noncontrolling interest	(2,855)	3,435	2,574
Comprehensive earnings attributable to Centene Corporation	$113,410	$90,477	$85,293

22. Quarterly Selected Financial Information

(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,216,357	$1,315,014	$1,302,035	$1,507,176
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	23,745	28,374	28,987	30,112
Discontinued operations, net of income tax expense	—	—	—	—
Net earnings	$23,745	$28,374	$28,987	$30,112
Net earnings per share attributable to Centene Corporation:
Basic:
Continued operations	$0.48	$0.57	$0.58	$0.60
Discontinued operations	—	—	—	—
Basic earnings per common share	$0.48	$0.57	$0.58	$0.60
Diluted:
Continued operations	$0.46	$0.54	$0.55	$0.57
Discontinued operations	—	—	—	—
Diluted earnings per common share	$0.46	$0.54	$0.55	$0.57

Health Benefits Ratio	84.9%	84.8%	85.0%	85.9%
General & Administrative Expense Ratio	12.0%	11.2%	11.3%	11.0%

Period end at-risk membership	1,542,500	1,580,500	1,615,700	1,816,000

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$1,068,721	$1,076,772	$1,121,861	$1,180,969
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	20,082	22,999	22,402	25,464
Discontinued operations, net of income tax expense (benefit)	3,920	(226)	260	(65)
Net earnings	$24,002	$22,773	$22,662	$25,399
Net earnings per share attributable to Centene Corporation:
Basic:
Continued operations	$0.43	$0.46	$0.46	$0.52
Discontinued operations	0.08	—	—	—
Basic earnings per common share	$0.51	$0.46	$0.46	$0.52
Diluted:
Continued operations	$0.41	$0.45	$0.44	$0.50
Discontinued operations	0.08	—	—	—
Diluted earnings per common share	$0.49	$0.45	$0.44	$0.50

Health Benefits Ratio	85.7%	85.4%	85.9%	85.0%
General & Administrative Expense Ratio	11.7%	11.1%	10.6%	11.3%

Period end at-risk membership	1,471,300	1,534,600	1,473,800	1,533,500

The Health Benefits Ratios and General and Administrative Expense Ratios shown above reflect the reclassification of certain medical costs and general and administrative expenses as discussed in Note 3, Reclassifications.

23. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,527	$9,380
Short-term investments, at fair value (amortized cost $0 and $560, respectively)	—	568
Other current assets	36,354	102,754
Total current assets	64,881	112,702
Long-term investments, at fair value (amortized cost $4,164 and 10,848, respectively)	4,164	11,109
Investment in subsidiaries	1,105,491	898,601
Other long-term assets	32,105	17,134
Total assets	$1,206,641	$1,039,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$3,100	$6,193
Long-term debt	258,617	235,000
Other long-term liabilities	8,505	1,298
Total liabilities	270,222	242,491
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 53,586,726 issued and 50,864,618 outstanding at December 31, 2011, and 52,172,037 issued and 49,616,824 outstanding at December 31, 2010	54	52
Additional paid-in capital	421,981	384,206
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,761	6,424
Retained earnings	564,961	453,743
Treasury stock, at cost (2,722,108 and 2,555,213 shares, respectively)	(57,123)	(50,486)
Total Centene stockholders’ equity	935,634	793,939
Noncontrolling interest	785	3,116
Total stockholders’ equity	936,419	797,055
Total liabilities and stockholders’ equity	$1,206,641	$1,039,546

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Expenses:
General and administrative expenses	$(4,488)	$(3,502)	$(2,906)
Other income (expense):
Investment and other income	(8,790)	(4,700)	6
Interest expense	(15,494)	(14,844)	(15,692)
Loss before income taxes	(28,772)	(23,046)	(18,592)
Income tax benefit	(12,825)	(8,576)	(6,004)
Net earnings (loss) before equity in subsidiaries	(15,947)	(14,470)	(12,588)
Equity in earnings from subsidiaries	127,165	109,306	96,259
Net earnings	$111,218	$94,836	$83,671

Net earnings per share from continuing operations:
Basic earnings per common share	$2.22	$1.87	$2.00
Diluted earnings per common share	$2.12	$1.80	$1.94
Weighted average number of shares outstanding:
Basic	50,198,954	48,754,947	43,034,791
Diluted	52,474,238	50,447,888	44,316,467

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Cash provided by operating activities	$72,754	$23,504	$92,711
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(50,581)	(17,172)	(67,328)
Purchase of investments	(21,915)	(86,549)	(17,181)
Sales and maturities of investments	11,111	90,121	9,189
Acquisitions, net of cash acquired	(1,773)	(48,656)	(38,563)
Proceeds from asset sales	—	13,420	—
Net cash used in investing activities	(63,158)	(48,836)	(113,883)
Cash flows from financing activities:
Proceeds from borrowings	419,183	91,000	616,500
Payment of long-term debt and notes payable	(413,644)	(115,000)	(595,500)
Proceeds from exercise of stock options	15,815	3,419	2,365
Common stock offering	—	104,534	—
Common stock repurchases	(7,809)	(3,224)	(6,304)
Debt issue costs	(9,242)	—	(368)
Distribution to noncontrolling interest	—	(8,158)	(3,170)
Contributions from noncontrolling interest	813	771	11,219
Purchase of noncontrolling interest	—	(48,257)	—
Excess tax benefits from stock compensation	4,435	963	53
Net cash provided by financing activities	9,551	26,048	24,795
Net increase (decrease) in cash and cash equivalents	19,147	716	3,623
Cash and cash equivalents, beginning of period	9,380	8,664	5,041
Cash and cash equivalents, end of period	$28,527	$9,380	$8,664

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

Due to our centralized cash management function, all cash flows generated by our unrestricted subsidiaries, including management fees, are transferred to the parent company, primarily to repay borrowings on the parent company’s revolving credit facility.  The parent company may also utilize the cash flow to make acquisitions, fund capital contributions to subsidiaries and fund its operations.  During the years ended December 31, 2011, 2010, and 2009, cash flows received by the parent from unrestricted subsidiaries was $88.7 million, $38.0 million, and $102.2 million and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Centene Corporation’s parent company only financial statements should be read in conjunction with Centene Corporation’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

Note B – Dividends

During 2011, 2010 and 2009, the Registrant received dividends from its subsidiaries totaling $69.1 million, $67.9 million and $19.1 million, respectively.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting  -  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Centene Corporation:

We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 20, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2012

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Proposal One: Election of Directors”. This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers’ compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Board of Directors Standing Committees.”  Information concerning our code of ethics will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

 (c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Corporate Governance and Risk Management.”  These portions of our Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Information About Executive Compensation.”  Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2012 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.”  These portions of the Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2012 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE 1
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2	a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1	b

3.2	By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1	Rights Agreement between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated August 30, 2002		8-K	August 30, 2002	4.1

4.1a	Amendment No. 1 to Rights Agreement by and between Centene Corporation and Mellon Investor Services LLC, as Rights Agent, dated April 23, 2007		8-K	April 26, 2007	4.1

4.2	Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto)		8-K	May 27, 2011	4.1

10.1	Contract Between the Georgia Department of Community Health and Peach State Contract for provision of Services to Georgia Healthy Families		8-K	July 22, 2005	10.1

10.1a	Amendment #1 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q	October 25, 2005	10.9

10.1b	Amendment #2 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2008	10.1	b

10.1c	Amendment #3 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2009	10.1	c

10.1d	Amendment #4 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 23, 2009	10.1	d

10.1e	Amendment #6 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 22, 2010	10.1	e

10.1f	Amendment #7 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 22, 2011	10.1	f

10.1g	Amendment #8 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-K	February 22, 2011	10.1	g

10.1h	Amendment #10 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State		10-Q/A	October 28, 2011	10.1

10.1i **	Amendment #11 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.1j **	Amendment #12 to the Contract No. 0653 Between Georgia Department of Community Health and Peach State	X

10.2	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-K	February 24, 2006	10.5

10.2a	Amendment T (Version 1.19) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 25, 2011	10.1

10.2b **	Amendment U (Version 1.20) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	X

10.3	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 25, 2011	10.2

10.4	Contract between the Texas Health and Human Services Commission and Bankers Reserve Life Insurance Company of Wisconsin d.b.a. Superior HealthPlan Network.		10-Q	October 25, 2011	10.3

10.5 *	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.9

10.6 *	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File number 333-83190		S-1	October 9, 2001	10.10

10.7 *	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.11

10.8 *	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-83190		S-1	October 9, 2001	10.12

10.9 *	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 – File Number 333-90976	10-Q	April 29, 2002	10.5

10.9a *	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9	a

10.9b *	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10	b

10.10 *	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, shares which are registered on Form S-8 – File Number 333-108467		8-K	April 30, 2010	10.1

10.11 *	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.11a *	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan		10-K	February 24, 2006	10.12	a

10.12 *	Centene Corporation Employee Deferred Compensation Plan		10-K	February 22, 1010	10.10

10.13 *	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.14 *	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.15 *	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.15a *	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.15b *	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.16 *	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.17 *	Form of Restricted Stock Unit Agreement		10-Q	October 28, 2008	10.4

10.18 *	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.19 *	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.20 *	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.21 *	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.22 *	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.23 *	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.24 *	Form of Performance Based Restricted Stock Unit Agreement #1		10-Q	October 28, 2008	10.7

10.25 *	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 23, 2009	10.23

10.26 *	Form of Long Term Incentive Plan Agreement		8-K	February 7, 2008	10.1

10.27	Credit Agreement dated as of January 31, 2011 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		10-K	February 22, 2011	10.26

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333-164390 and 333-174164) and on Form S-8 (File Numbers 333-108467, 333-90976 and 333-83190)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2012.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 21, 2012.

Signature	Title

/s/ MICHAEL F. NEIDORFF	Chairman and Chief Executive Officer (principal executive officer)
Michael F. Neidorff
/s/ WILLIAM N. SCHEFFEL	Executive Vice President and Chief Financial Officer (principal financial officer)
William N. Scheffel
/s/ JEFFREY A. SCHWANEKE	Senior Vice President, Corporate Controller and Chief Accounting Officer
Jeffrey A. Schwaneke	(principal accounting officer)
/s/ ORLANDO AYALA	Director
Orlando Ayala
/s/ ROBERT K. DITMORE	Director
Robert K. Ditmore
/s/ FRED H. EPPINGER	Director
Fred H. Eppinger
/s/ RICHARD A. GEPHARDT	Director
Richard A. Gephardt
/s/ PAMELA A. JOSEPH	Director
Pamela A. Joseph
/s/ JOHN R. ROBERTS	Director
John R. Roberts
/s/ DAVID L. STEWARD	Director
David L. Steward
/s/ TOMMY G. THOMPSON	Director
Tommy G. Thompson