Form 10-Q
period 2012-03-31
CENTENE CORP
filed 2012-04-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
  Yes  ☐    No  ☒

As of April 12, 2012, the registrant had 51,464,001 shares of common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$432,998	$573,698
Premium and related receivables	278,233	157,450
Short-term investments	126,221	130,499
Other current assets	82,925	78,363
Total current assets	920,377	940,010
Long-term investments	605,866	506,140
Restricted deposits	37,361	26,818
Property, software and equipment, net	352,710	349,622
Goodwill	281,981	281,981
Intangible assets, net	26,122	27,430
Other long-term assets	58,730	58,335
Total assets	$2,283,147	$2,190,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$708,754	$607,985
Accounts payable and accrued expenses	158,356	216,504
Unearned revenue	17,977	9,890
Current portion of long-term debt	3,235	3,234
Total current liabilities	888,322	837,613
Long-term debt	347,162	348,344
Other long-term liabilities	68,544	67,960
Total liabilities	1,304,028	1,253,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 54,214,037 issued and 51,458,501 outstanding at March 31, 2012, and 53,586,726 issued and 50,864,618 outstanding at December 31, 2011	54	54
Additional paid-in capital	443,111	421,981
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	6,237	5,761
Retained earnings	588,939	564,961
Treasury stock, at cost (2,755,536 and 2,722,108 shares, respectively)	(58,632)	(57,123)
Total Centene stockholders’ equity	979,709	935,634
Noncontrolling interest	(590)	785
Total stockholders’ equity	979,119	936,419
Total liabilities and stockholders’ equity	$2,283,147	$2,190,336

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Premium	$1,634,850	$1,152,777
Service	28,618	26,384
Premium and service revenues	1,663,468	1,179,161
Premium tax	48,680	37,196
Total revenues	1,712,148	1,216,357
Expenses:
Medical costs	1,442,676	978,567
Cost of services	23,337	20,176
General and administrative expenses	163,187	141,088
Premium tax expense	48,750	37,429
Total operating expenses	1,677,950	1,177,260
Earnings from operations	34,198	39,097
Other income (expense):
Investment and other income	5,291	3,749
Interest expense	(4,799)	(5,695)
Earnings from operations, before income tax expense	34,690	37,151
Income tax expense	12,087	14,328
Net earnings	22,603	22,823
Noncontrolling interest	(1,375)	(922)
Net earnings attributable to Centene Corporation	$23,978	$23,745

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.47	$0.48
Diluted earnings per common share	$0.45	$0.46

Weighted average number of common shares outstanding:
Basic	51,125,674	49,750,430
Diluted	53,509,243	51,811,721

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings	$22,603	$22,823

Reclassification adjustment, net of tax	28	169
Change in unrealized gains on investments, net of tax	448	(624)
Other comprehensive earnings	476	(455)

Comprehensive earnings	23,079	22,368
Comprehensive earnings attributable to the noncontrolling interest	(1,375)	(922)
Comprehensive earnings attributable to Centene Corporation	$24,454	$23,290

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2012

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2011	53,586,726	$54	$421,981	$5,761	$564,961	2,722,108	$(57,123)	$785	$936,419
Comprehensive Earnings:
Net earnings	—	—	—	—	23,978	—	—	(1,375)	22,603
Change in unrealized investment gain, net of $309 tax	—	—	—	476	—	—	—	—	476
Total comprehensive earnings									23,079
Common stock issued for employee benefit plans	627,311	—	9,283	—	—	—	—	—	9,283
Common stock repurchases	—	—	—	—	—	33,428	(1,509)	—	(1,509)
Stock compensation expense	—	—	6,375	—	—	—	—	—	6,375
Excess tax benefits from stock compensation	—	—	5,472	—	—	—	—	—	5,472
Balance, March 31, 2012	54,214,037	$54	$443,111	$6,237	$588,939	2,755,536	$(58,632)	$(590)	$979,119

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net earnings	$22,603	$22,823
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	16,613	14,325
Stock compensation expense	6,375	4,394
Deferred income taxes	5,855	(700)
Changes in assets and liabilities
Premium and related receivables	(120,784)	4,216
Other current assets	(10,723)	(1,636)
Other assets	524	151
Medical claims liabilities	100,769	13,430
Unearned revenue	8,576	10,106
Accounts payable and accrued expenses	(60,826)	26,268
Other operating activities	(1,078)	614
Net cash (used in) provided by operating activities	(32,096)	93,991
Cash flows from investing activities:
Capital expenditures	(14,980)	(16,882)
Purchases of investments	(255,212)	(40,423)
Sales and maturities of investments	149,341	45,327
Net cash used in investing activities	(120,851)	(11,978)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,079	6,518
Proceeds from borrowings	—	127,300
Payment of long-term debt	(795)	(152,577)
Excess tax benefits from stock compensation	5,472	1,132
Common stock repurchases	(1,509)	(402)
Debt issue costs	—	(6,105)
Net cash provided by (used in) financing activities	12,247	(24,134)
Net (decrease) increase in cash and cash equivalents	(140,700)	57,879
Cash and cash equivalents, beginning of period	573,698	434,166
Cash and cash equivalents, end of period	$432,998	$492,045

Supplemental disclosures of cash flow information:
Interest paid	$1,589	$1,714
Income taxes paid	$20,514	$9,567

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures	$381	$1,477

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2011.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2011 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2011 amounts in the consolidated financial statements have been reclassified to conform to the 2012 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

The Company reclassified certain Medical Costs and General & Administrative Expenses beginning with its financial results for the year ended December 31, 2011, as well as prior periods to conform to the current presentation, to more closely align to the National Association of Insurance Commissioners definition.  For the three months ended March 31, 2011, the net impact of the reclassification increased Medical Costs and decreased General & Administrative Expense by $21,493.

2. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$39,678	$602	$(22)	$40,258	$29,014	$638	$(13)	$29,639
Corporate securities	260,568	4,476	(403)	264,641	186,018	3,762	(751)	189,029
Restricted certificates of deposit	9,475	—	—	9,475	5,890	—	—	5,890
Restricted cash equivalents	13,692	—	—	13,692	13,775	—	—	13,775
Municipal securities:
General obligation	125,974	2,376	—	128,350	126,806	2,828	(26)	129,608
Pre-refunded	28,164	336	—	28,500	33,247	465	—	33,712
Revenue	109,343	2,272	(4)	111,611	118,507	2,387	(34)	120,860
Variable rate demand notes	75,035	—	—	75,035	64,658	—	—	64,658
Asset backed securities	71,026	767	(25)	71,768	51,779	430	(17)	52,192
Cost and equity method investments	11,343	—	—	11,343	9,395	—	—	9,395
Life insurance contracts	14,775	—	—	14,775	14,699	—	—	14,699
Total	$759,073	$10,829	$(454)	$769,448	$653,788	$10,510	$(841)	$663,457

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of March 31, 2012, 39% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA, 72% were rated AA- or higher, and 99% were rated A- or higher.  At March 31, 2012, the Company held certificates of deposit, life insurance contracts and cost and equity method invesments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2012				December 31, 2011
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(22)	$11,055	$—	$—	$(13)	$2,184	$—	$—
Corporate securities	(403)	54,385	—	—	(751)	23,040	—	—
Municipal securities:
General obligation	—	—	—	—	(26)	3,710	—	—
Revenue	(4)	2,929	—	—	(34)	12,597	—	—
Asset backed securities	(25)	13,802	—	—	(17)	20,417	—	—
Total	$(454)	$82,171	$—	$—	$(841)	$61,948	$—	$—

As of March 31, 2012, the gross unrealized losses were generated from 42 positions out of a total of 402 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	March 31, 2012				December 31, 2011
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$125,065	$126,221	$30,389	$30,389	$129,232	$130,499	$19,666	$19,666
One year through five years	497,808	506,530	6,921	6,972	406,140	413,953	7,085	7,152
Five years through ten years	31,969	31,989	—	—	34,945	34,961	—	—
Greater than ten years	66,921	67,347	—	—	56,720	57,226	—	—
Total	$721,763	$732,087	$37,310	$37,361	$627,037	$636,639	$26,751	$26,818

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses were as follows:

	Three Months Ended March 31,
	2012	2011
Gains	$8	$133
Losses	(10)	(15)
Net realized gains	$(2)	$118

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

Investment amortization of $2,908 and $2,512 was recorded in the three months ended March 31, 2012 and 2011, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Assets
Cash and cash equivalents		$432,998	$	―	$	―	$432,998

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$22,885		$3,179	$	―	$26,064
Corporate securities		―		264,641		―	264,641
Municipal securities:
General obligation		―		128,350		―	128,350
Pre-refunded		―		28,500		―	28,500
Revenue		―		111,611		―	111,611
Variable rate demand notes		―		75,035		―	75,035
Asset backed securities		―		71,768		―	71,768
Total investments		$22,885		$683,084	$	―	$705,969

Restricted deposits available for sale:
Cash and cash equivalents		$13,692	$	―	$	―	$13,692
Certificates of deposit		9,475		―		―	9,475
U.S. Treasury securities and obligations of U.S. government corporations and agencies		14,194		―		―	14,194
Total restricted deposits		$37,361	$	―	$	―	$37,361

Other long-term assets: Interest rate swap contract	$	―		$10,918	$	―	$10,918

Total assets at fair value		$493,244		$694,002	$	―	$1,187,246

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I		Level II		Level III		Total
Assets
Cash and cash equivalents		$573,698	$	―	$	―	$573,698

Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$17,091		$5,395	$	―	$22,486
Corporate securities		―		189,029		―	189,029
Municipal securities:
General obligation		―		129,608		―	129,608
Pre-refunded		―		33,712		―	33,712
Revenue		―		120,860		―	120,860
Variable rate demand notes		―		64,658		―	64,658
Asset backed securities		―		52,192		―	52,192
Total investments		$17,091		$595,454	$	―	$612,545

Restricted deposits available for sale:
Cash and cash equivalents		$13,775	$	―	$	―	$13,775
Certificates of deposit		5,890		―		―	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies		7,153		―		―	7,153
Total restricted deposits		$26,818	$	―	$	―	$26,818

Other long-term assets: Interest rate swap contract	$	―		$11,431	$	―	$11,431

Total assets at fair value		$617,607		$606,885	$	―	$1,224,492

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At March 31, 2012, there were $1,218 transfers from Level I to Level II and $3,113 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $26,118 and $24,094 as of March 31, 2012 and December 31, 2011, respectively.

4. Debt

Debt consists of the following:

	March 31, 2012	December 31, 2011
Senior notes, at par	$250,000	$250,000
Unamortized discount on Senior notes	(2,685)	(2,814)
Interest rate swap fair value	10,918	11,431
Senior notes, net	258,233	258,617
Revolving credit agreement	―	―
Mortgage notes payable	86,242	86,948
Capital leases and other	5,922	6,013
Total debt	350,397	351,578
Less current portion	(3,235)	(3,234)
Long-term debt	$347,162	$348,344

Senior Notes

In May 2011, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%.  At March 31, 2012, the unamortized debt discount was $2,685.  In connection with the issuance, the Company entered into an interest rate swap.  Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes.  At March 31, 2012, the fair value of the interest rate swap increased the fair value of the notes by $10,918.  At March 31, 2012, the variable rate of the swap was 3.99%.

Revolving Credit Agreement

The Company has $350,000 revolving credit facility, or the revolver, due in January 2016.  The revolver is unsecured and has  non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  As of March 31, 2012, the Company had no borrowings outstanding under the agreement, leaving availability of $350,000.

The Company has outstanding letters of credit of $36,131 as of March 31, 2012, which are not part of the revolver.  The letters of credit bore interest at 1.66%.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2012	2011
Earnings attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of tax	$23,978	$23,745

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	51,125,674	49,750,430
Common stock equivalents (as determined by applying the treasury stock method)	2,383,569	2,061,291
Weighted average number of common shares and potential dilutive common shares outstanding	53,509,243	51,811,721

Net earnings per share attributable to Centene Corporation:
Basic earnings per common share	$0.47	$0.48
Diluted earnings per common share	$0.45	$0.46

The calculation of diluted earnings per common share for the three months ended March 31, 2012 and 2011 excludes the impact of 4,291 and 124,946 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended March 31, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,455,735	$207,733	$—	$1,663,468
Premium and service revenues from internal customers	14,852	324,079	(338,931)	—
Total premium and service revenues	$1,470,587	$531,812	$(338,931)	$1,663,468

Earnings from operations	$13,974	$20,224	$—	$34,198

Segment information for the three months ended March 31, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,000,639	$178,522	$—	$1,179,161
Premium and service revenues from internal customers	15,747	147,120	(162,867)	—
Total premium and service revenues	$1,016,386	$325,642	$(162,867)	$1,179,161

Earnings from operations	$28,066	$11,031	$—	$39,097

7. Subsequent Events

In April 2012, Centene was notified by the Ohio Department of Job and Family Services that Buckeye Community Health Plan, Centene’s Ohio subsidiary, was not awarded a contract to continue serving Medicaid members in Ohio, effective January 2013.  The Company has filed a formal protest contesting the awards.

As a result of this event, Centene will conduct a test for recoverability of the assets of Buckeye Community Health Plan including goodwill and intangible assets.  Absent a successful appeal, the Company expects a material non-cash impairment charge will be recorded in its 2012 consolidated statement of operations for the year ended December 31, 2012.  As of March 31, 2012, Buckeye Community Health Plan had goodwill and net intangible assets of $42,827.

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

OVERVIEW

Our financial performance for the first quarter of 2012 is summarized as follows:

—	Quarter-end at-risk managed care membership of 2,149,500 an increase of 607,000 members year over year.
—	Premium and service revenues of $1.7 billion, representing 41.1% growth year over year.
—	Health Benefits Ratio of 88.2%, compared to 84.9% in 2011.
—	General and Administrative expense ratio of 9.8%, compared to 12.0% in 2011.
—	Diluted net earnings per share of $0.45, compared to $0.46 in the prior year.
—	Total operating cash flows of $(32.1) million.

The following items contributed to our revenue and membership growth over the last year:

—	Arizona. In October 2011, Bridgeway Health Solutions began operating under an expanded contract to deliver long-term care services in three geographic service areas of Arizona.

—	Illinois. In May 2011, our subsidiary, IlliniCare Health Plan, began providing managed care services for older adults and adults with disabilities under the Integrated Care Program in six counties.

—
Kentucky.  In November 2011, our subsidiary, Kentucky Spirit Health Plan, began providing managed care services under a three-year contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.

—
Louisiana.  In February 2012, our joint venture subsidiary, Louisiana Healthcare Connections, began operating under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program.  In addition, Nurtur, our subsidiary which provides life, health and wellness programs, commenced operations to provide disease management services for state employees in Louisiana beginning in January 2012.

—
Mississippi.  In January 2011, we began operating through the Mississippi Coordinated Access Network program to serve Medicaid beneficiaries.  During the second quarter of 2011, the contract effectiveness provision was amended and accordingly, revenue, medical cost and related earnings for January 1, 2011 through March 31, 2011 were recorded during the second quarter of 2011.  As a result, the recognition of earnings of approximately $0.07 per diluted share related to the Mississippi operations from the first quarter were recorded in the second quarter of 2011.  General and administrative expenses related to the Mississippi operations were recognized in our consolidated statement of operations during the first quarter of 2011.

—
Ohio. In October 2011, Buckeye Community Health Plan began operating under an amended contract with the Ohio Department of Job and Family Services which includes the management of the pharmacy benefits for Buckeye’s members.

—
Texas.  In February 2011, we began operating under an additional STAR+PLUS ABD contract in the Dallas service area and in September 2011, added additional membership through the contiguous county expansion.  In March 2012, the Company began operating under contracts in Texas that expanded its operations through new service areas including the 10 county Hidalgo Service Area and the Medicaid Rural Service Areas of West Texas, Central Texas and North-East Texas, as well as the addition of STAR+PLUS in the Lubbock Service Area.  The expansion also added the management of outpatient pharmacy benefits in all service areas and products, as well as inpatient facility services for the STAR+PLUS program.

We expect the following items to contribute to our future growth potential:

—	We expect to realize the full year benefit of business commenced during 2011 in Arizona, Illinois, Kentucky, Ohio and Texas, as discussed above.

—
In January 2012, we announced that we were selected to contract with the Washington Health Care Authority to serve Medicaid beneficiaries in the state.  Operations are expected to commence in the third quarter of 2012.

—
In February 2012, we announced that we were selected to contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Central, Eastern and Western Managed Care Regions of the state. Operations are expected to commence in the third quarter of 2012.

—
During 2012, Louisiana Healthcare Connections, our joint venture subsidiary, will continue its three-phase membership roll-out to provide services in all three of the state’s geographical service areas, which is expected to be completed during the second quarter of 2012.

In April 2012, we were notified by the Ohio Department of Job and Family Services that Buckeye Community Health Plan, our Ohio subsidiary, was not awarded a contract to continue serving Medicaid members in Ohio, effective January 2013.  We have filed a formal protest contesting the awards.  As a result of this event, we will conduct a test for recoverability of the assets of Buckeye Community Health Plan including goodwill and intangible assets during the second quarter of 2012.  Absent a successful appeal, we expect a material, non-cash impairment charge will be recorded in the 2012 consolidated statement of operations for the year ended December 31, 2012.  As of March 31, 2012, Buckeye Community Health Plan had goodwill and net intangible assets of $42.8 million.

 MEMBERSHIP

From March 31, 2011 to March 31, 2012, we increased our at-risk managed care membership by 607,000, or 39.4%.  The following table sets forth our membership by state for our managed care organizations:

	March 31,		December 31,
	2012	2011	2011
Arizona	23,100	22,600	23,700
Florida	199,500	188,800	198,300
Georgia	306,000	303,300	298,200
Illinois	17,400	―	16,300
Indiana	206,300	209,400	206,900
Kentucky	145,700	―	180,700
Louisiana	51,300	―	―
Massachusetts	36,000	34,100	35,700
Mississippi	29,500	―	31,600
Ohio	161,000	160,900	159,900
South Carolina	86,700	84,900	82,900
Texas	811,000	456,700	503,800
Wisconsin	76,000	81,800	78,000
Total at-risk membership	2,149,500	1,542,500	1,816,000
Non-risk membership	―	10,400	4,900
Total	2,149,500	1,552,900	1,820,900

The following table sets forth our membership by line of business:

	March 31,		December 31,
	2012	2011	2011
Medicaid	1,634,800	1,169,700	1,336,800
CHIP & Foster Care	218,800	208,900	213,900
ABD & Medicare	247,400	123,800	218,000
Hybrid Programs	41,500	35,200	40,500
Long-term Care	7,000	4,900	6,800
Total at-risk membership	2,149,500	1,542,500	1,816,000
Non-risk membership	―	10,400	4,900
Total	2,149,500	1,552,900	1,820,900

The following table provides supplemental information of other membership categories:

	March 31,		December 31,
	2012	2011	2011
Cenpatico Behavioral Health:
Arizona	162,100	172,700	168,900
Kansas	46,000	44,000	46,200

RESULTS OF CONTINUING OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2012 and 2011, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31 is as follows ($ in millions):

	2012	2011	% Change 2011-2012
Premium	$1,634.9	$1,152.8	41.8%
Service	28.6	26.4	8.5%
Premium and service revenues	1,663.5	1,179.2	41.1%
Premium tax	48.7	37.2	30.9%
Total revenues	1,712.2	1,216.4	40.8%
Medical costs	1,442.7	978.6	47.4%
Cost of services	23.3	20.2	15.7%
General and administrative expenses	163.2	141.1	15.7%
Premium tax expense	48.8	37.4	30.2%
Earnings from operations	34.2	39.1	(12.5)%
Investment and other income, net	0.5	(2.0)	(125.3)%
Earnings from continuing operations, before income tax expense	34.7	37.1	(6.6)%
Income tax expense	12.1	14.3	(15.6)%
Net earnings	22.6	22.8	(1.0)%
Noncontrolling interest	(1.4)	(0.9)	49.1%
Net earnings attributable to Centene Corporation	$24.0	$23.7	1.0%

Diluted earnings per common share attributable to Centene Corporation	$0.45	$0.46	(2.2)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Premium and Service Revenues

Premium and service revenues increased 41.1% in the three months ended March 31, 2012 over the corresponding period in 2011 as a result of the addition of our Mississippi, Illinois, Kentucky and Louisiana contracts, Texas and Arizona expansion, pharmacy carve-ins, and membership growth.  During the three months ended March 31, 2012, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

While the Mississippi plan began operating January 1, 2011, the contract effectiveness provision wasn’t amended until the second quarter of 2011 and accordingly, revenue, medical costs and related earnings for January 1, 2011 through March 31, 2011 were recorded during the second quarter of 2011.  As a result, the recognition of $52.8 million of premium and service revenue related to the first quarter of 2011 was recognized during the second quarter of 2011.

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

	2012	2011
Medicaid and CHIP	87.4%	84.0%
ABD and Medicare	89.0	87.4
Specialty Services	90.7	85.4
Total	88.2	84.9

The consolidated HBR for the three months ended March 31, 2012, of 88.2% was an increase of 330 basis points over the comparable period in 2011.  The increase is primarily due to (1) the addition of our Kentucky market which we continue to record at a high HBR, (2) higher medical costs in Texas specifically in March and a September 1, 2011 premium rate decrease in our existing Texas service areas (excluding the expansion), (3) higher medical costs in our South Carolina market and (4) increased medical costs in our individual heath business.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $22.1 million in the three months ended March 31, 2012 compared to the corresponding period in 2011.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the three months ended March 31, 2012 and 2011 was 9.8%, and 12.0%, respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of our expenses over higher revenues in 2012 and a reduction in performance based compensation expense in 2012.  The G&A ratio in 2011 reflects a 50 basis point increase as a result of the general and administrative costs recorded in our Mississippi market for the first quarter without recording the corresponding revenue.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2012	2011
Investment income	$5.3	$3.7
Interest expense	(4.8)	(5.7)
Other income (expense), net	$0.5	$(2.0)

The increase in investment income in 2012 reflects an increase in investment balances over 2011.  Interest expense decreased during the quarter by $0.9 million reflecting the refinancing of our Senior Notes and execution of the associated interest rate swap agreement in 2011, as well as a reduction in borrowings on our revolver over the prior year.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended March 31, 2012 was 33.5% compared to 37.6% in the corresponding period in 2011.  The decrease in the effective tax rate reflects 1) lower state taxes as a result of certain discrete tax events, 2) an increase in disqualifying dispositions of incentive stock options which lowered the federal effective rate, partially offset by 3) higher state and federal taxes due to losses in new markets where no tax benefit can be recorded.

Segment Results

The following table summarizes our operating results by segment for the three months ended March 31, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Medicaid Managed Care	$1,470.6	$1,016.4	44.7%
Specialty Services	531.8	325.7	63.3%
Eliminations	(338.9)	(162.9)	108.1%
Consolidated Total	$1,663.5	$1,179.2	41.1%

Earnings from Operations
Medicaid Managed Care	$14.0	$28.1	(50.2)%
Specialty Services	20.2	11.0	83.3%
Consolidated Total	$34.2	$39.1	(12.5)%

Medicaid Managed Care

Premium and service revenues increased 44.7% in the three months ended March 31, 2012, due to the addition of our Mississippi, Illinois, Kentucky and Louisiana contracts, Texas expansion, pharmacy carve-ins, and membership growth.  Earnings from operations decreased 50.2% in the three months ended March 31, 2012, primarily due to (1) the addition of our Kentucky market which we continue to record at a high HBR, (2) higher medical costs in Texas specifically in March and a September 1, 2011 premium rate decrease in our existing Texas service areas (excluding the expansion), (3) higher medical costs in South Carolina and (4) increased business expansion costs.

Specialty Services

Premium and service revenues increased 63.3% in the three months ended March 31, 2012, due to growth in our Medicaid segment and the associated specialty services provided to this increased membership as well as the Arizona expansion and  carve-in of pharmacy services in Texas and Ohio.  Earnings from operations increased 83.3% in the three months ended March 31, 2012, reflecting growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership, partially offset by the decrease in earnings in the individual health insurance business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the three months ended March 31, 2012 and 2011, used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(32.1)	$94.0
Net cash used in investing activities	(120.8)	(12.0)
Net cash provided by (used in) financing activities	12.2	(24.1)
Net (decrease) increase in cash and cash equivalents	$(140.7)	$57.9

Cash Flows (Used In) Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities used cash of $32.1 million in the three months ended March 31, 2012, compared to providing cash of $94.0 million in the comparable period in 2011.  The cash used in operations was primarily due to the delay of $71.2 million in premium payments from one of our state customers and the timing of payments from other state customers totaling $49.6 million, partially offset by an increase in medical claims liabilities related to the start up of our Louisiana plan as well as expansion of our Texas health plan.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment by several days until the following month, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.  The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Three Months Ended March 31,
	2012	2011
Premium and related receivables	$(120.8)	$4.2
Unearned revenue	8.6	10.1
Net (decrease) increase in operating cash flow	$(112.2)	$14.3

Cash Flows Used in Investing Activities

Investing activities used cash of $120.8 million in the three months ended March 31, 2012 and $12.0 million in the comparable period in 2011.  Cash flows from investing activities in 2012 and 2011 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.  As of March 31, 2012, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.1 years.  We had unregulated cash and investments of $35.5 million at March 31, 2012, compared to $38.2 million at December 31, 2011.

We spent $15.0 million and $16.9 million in the three months ended March 31, 2012 and 2011, respectively, on capital expenditures for system enhancements, a new datacenter and market expansions.  We anticipate spending approximately $70 million additional on capital expenditures in 2012 primarily associated with system enhancements and market expansions.

Cash Flows Provided by (Used In) Financing Activities

Our financing activities provided cash of $12.2 million in the three months ended March 31, 2012 compared to using cash $24.1 million in the comparable period in 2011.  During 2012, our financing activities primarily related to proceeds from stock option exercises.  During 2011, our financing activities primarily related to repayments and proceeds of long-term debt.

At March 31, 2012, we had working capital, defined as current assets less current liabilities, of $32.1 million, as compared to $102.4 million at December 31, 2011.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2012, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 26.4%, compared to 27.3% at December 31, 2011.  Excluding the $77.2 million non-recourse mortgage note, our debt to capital ratio is 21.8%, compared to 22.6% at December 31, 2011.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2012, our subsidiaries had aggregate statutory capital and surplus of $652.8 million, compared with the required minimum aggregate statutory capital and surplus requirements of $374.7 million.  We estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2012, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2012, we had short-term investments of $126.2 million and long-term investments of $643.3 million, including restricted deposits of $37.4 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2012, the fair value of our fixed income investments would decrease by approximately $13.7 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2012, the fair value of our debt would decrease by approximately $12.1 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our revenues come from Medicaid, CHIP and ABD premiums.  The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories.  Future levels of Medicaid, CHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.  For example, one Congressional budget proposal for 2013 includes federal cuts to Medicaid funding (i.e. through block grants and other means) by as much as $800 billion over the next 10 years.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted.  The Acts and the regulations promulgated thereunder require states to expand Medicaid to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014.  Such regulations permit states to phase-in these eligibility requirements if such phase-in plan is approved by the Secretary of the U.S.  Department of Health and Human Services.  Additional federal funds will be provided to states in 2014, but the amount of the federal support decreases each year.   Since the states have to pay for a portion of the care, states may reduce our rates in order to afford the additional beneficiaries.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between June 30, 2012 and December 31, 2016.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010.  In April 2012, we were notified by the Oho Department of Job and Family Services (ODJFS) that we were not awarded a contract in Ohio commencing January 2013 and have since filed a formal protest. Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  A number of the lawsuits have been ruled on by federal appeals courts and those rulings were not consistent.  Several parties including the current administration have appealed to the U.S. Supreme Court.  The Supreme Court heard oral argument in these cases in late March, but has not yet issued a ruling.  We cannot predict exactly when the court will rule.  Various Congressional leaders have indicated a desire to revisit some or all of the health care reform law.  While the U.S. House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal, change or defund certain provisions of the law.  The 2011 budget eliminated two programs funded under the health care reform law – the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs.  Further, a number of states have passed legislation intended to block various requirements of the health care reform law.  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  For example, we commenced operations in Mississippi in January 2011, in Illinois in May 2011, in Kentucky in November 2011, in Louisiana in February 2012, expanded in Texas in March 2012, and expect to commence operations in Missouri and Washington in the third quarter of 2012.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of March 31, 2012, we had $559.1 million in cash, cash equivalents and short-term investments and $643.3 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of March 31, 2012, we had $608.1 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Operations in a few states have accounted for most of our premium revenues to date.  If we were unable to continue to operate in any of our current states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially.  Our Medicaid contract with Kansas, which terminated December 31, 2006, together with our Medicaid contract with Missouri, accounted for $317.0 million in revenue for the year ended December 31, 2006.  In April 2012, we were notified by the ODJFS that we were not awarded a contract in Ohio commencing January 2013 and have since filed a formal protest.  Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states.  For example, states we currently serve may bid out their Medicaid program through a Request for Proposal, or RFP, process.  Our inability to continue to operate in any of the states in which we operate would harm our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2012
Period	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs2
January 1 – January 31, 2012	9,532	$44.10	—	1,667,724
February 1 – February 29, 2012	23,518	45.55	—	1,667,724
March 1 – March 31, 2012	378	46.87	—	1,667,724
Total	33,428	$45.15	—	1,667,724

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.11	Amendment A (Version 2.1) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.12	XBRL Taxonomy Instance Document.

101.22	XBRL Taxonomy Extension Schema Document.

101.32	XBRL Taxonomy Extension Calculation Linkbase Document.

101.42	XBRL Taxonomy Extension Definition Linkbase Document.

101.52	XBRL Taxonomy Extension Label Linkbase Document.

101.62	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 24, 2012.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)