Form 10-Q
period 2012-06-30
CENTENE CORP
filed 2012-07-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
____________________________________________
Commission file number: 001-31826
____________________________________________
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
Yes  ☐    No  ☒

As of July 12, 2012, the registrant had 51,557,739 shares of common stock outstanding.

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

•	changes in expected contract start dates;

•	inflation;

•	provider and state contract changes;

•	new technologies;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicaid managed care contracts by state governments;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$421,894	$573,698
Premium and related receivables	400,194	157,450
Short-term investments	152,545	130,499
Other current assets	98,805	78,363
Total current assets	1,073,438	940,010
Long-term investments	630,866	506,140
Restricted deposits	33,496	26,818
Property, software and equipment, net	379,970	349,622
Goodwill	256,288	281,981
Intangible assets, net	22,481	27,430
Other long-term assets	53,011	58,335
Total assets	$2,449,550	$2,190,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$859,035	$607,985
Accounts payable and accrued expenses	142,766	216,504
Unearned revenue	29,133	9,890
Current portion of long-term debt	3,302	3,234
Total current liabilities	1,034,236	837,613
Long-term debt	405,462	348,344
Other long-term liabilities	61,865	67,960
Total liabilities	1,501,563	1,253,917
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 54,320,036 issued and 51,557,064 outstanding at June 30, 2012, and 53,586,726 issued and 50,864,618 outstanding at December 31, 2011	54	54
Additional paid-in capital	450,506	421,981
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,842	5,761
Retained earnings	553,940	564,961
Treasury stock, at cost (2,762,972 and 2,722,108 shares, respectively)	(58,914)	(57,123)
Total Centene stockholders’ equity	951,428	935,634
Noncontrolling interest	(3,441)	785
Total stockholders’ equity	947,987	936,419
Total liabilities and stockholders’ equity	$2,449,550	$2,190,336

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Premium	$2,034,558	$1,248,588	$3,669,408	$2,401,365
Service	27,041	29,428	55,659	55,812
Premium and service revenues	2,061,599	1,278,016	3,725,067	2,457,177
Premium tax	49,147	36,998	97,827	74,194
Total revenues	2,110,746	1,315,014	3,822,894	2,531,371
Expenses:
Medical costs	1,890,405	1,059,120	3,333,081	2,037,687
Cost of services	21,816	20,312	45,153	40,488
General and administrative expenses	168,062	143,045	331,249	284,133
Premium tax expense	49,176	37,234	97,926	74,663
Impairment loss	28,033	—	28,033	—
Total operating expenses	2,157,492	1,259,711	3,835,442	2,436,971
Earnings (loss) from operations	(46,746)	55,303	(12,548)	94,400
Other income (expense):
Investment and other income	4,045	2,933	9,336	6,682
Debt extinguishment costs	—	(8,488)	—	(8,488)
Interest expense	(4,739)	(5,256)	(9,538)	(10,951)
Earnings (loss) from operations, before income tax expense	(47,440)	44,492	(12,750)	81,643
Income tax expense (benefit)	(8,608)	16,429	3,479	30,757
Net earnings (loss)	(38,832)	28,063	(16,229)	50,886
Noncontrolling interest	(3,833)	(311)	(5,208)	(1,233)
Net earnings (loss) attributable to Centene Corporation	$(34,999)	$28,374	$(11,021)	$52,119

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.68)	$0.57	$(0.21)	$1.04
Diluted earnings (loss) per common share	$(0.68)	$0.54	$(0.21)	$1.00

Weighted average number of common shares outstanding:
Basic	51,515,895	50,167,052	51,320,784	49,959,892
Diluted	51,515,895	52,489,414	51,320,784	52,171,213

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss)	$(38,832)	$28,063	$(16,229)	$50,886
Reclassification adjustment, net of tax	66	10	222	192
Change in unrealized gains on investments, net of tax	(461)	1,204	(141)	567
Other comprehensive earnings (loss)	(395)	1,214	81	759
Comprehensive earnings (loss)	(39,227)	29,277	(16,148)	51,645
Comprehensive earnings (loss) attributable to the noncontrolling interest	(3,833)	(311)	(5,208)	(1,233)
Comprehensive earnings (loss) attributable to Centene Corporation	$(35,394)	$29,588	$(10,940)	$52,878

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2012

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2011	53,586,726	$54	$421,981	$5,761	$564,961	2,722,108	$(57,123)	$785	$936,419
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(11,021)	—	—	(5,208)	(16,229)
Change in unrealized investment gain, net of $89 tax	—	—	—	81	—	—	—	—	81
Total comprehensive earnings									(16,148)
Common stock issued for employee benefit plans	733,310	—	10,725	—	—	—	—	—	10,725
Common stock repurchases	—	—	—	—	—	40,864	(1,791)	—	(1,791)
Stock compensation expense	—	—	11,993	—	—	—	—	—	11,993
Excess tax benefits from stock compensation	—	—	5,807	—	—	—	—	—	5,807
Contribution from noncontrolling interest	—	—	—	—	—	—	—	982	982
Balance, June 30, 2012	54,320,036	$54	$450,506	$5,842	$553,940	2,762,972	$(58,914)	$(3,441)	$947,987

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(16,229)	$50,886
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	33,266	28,567
Stock compensation expense	11,993	8,839
Debt extinguishment costs	—	8,488
Impairment loss	28,033	—
Deferred income taxes	9,364	(3,529)
Changes in assets and liabilities
Premium and related receivables	(232,745)	(16,146)
Other current assets	(34,105)	(4,001)
Other assets	1,520	(878)
Medical claims liabilities	251,050	24,684
Unearned revenue	19,885	(12,465)
Accounts payable and accrued expenses	(77,010)	(34,739)
Other operating activities	(4,922)	3,448
Net cash (used in) provided by operating activities	(9,900)	53,154
Cash flows from investing activities:
Capital expenditures	(57,442)	(35,128)
Purchases of investments	(406,901)	(103,239)
Sales and maturities of investments	253,719	120,448
Investments in acquisitions, net of cash acquired	—	(3,192)
Net cash used in investing activities	(210,624)	(21,111)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,320	12,264
Proceeds from borrowings	75,000	419,183
Payment of long-term debt	(21,601)	(414,695)
Excess tax benefits from stock compensation	5,810	1,369
Common stock repurchases	(1,791)	(1,029)
Contribution from noncontrolling interest	982	244
Debt issue costs	—	(9,095)
Net cash provided by financing activities	68,720	8,241
Net (decrease) increase in cash and cash equivalents	(151,804)	40,284
Cash and cash equivalents, beginning of period	573,698	434,166
Cash and cash equivalents, end of period	$421,894	$474,450
Supplemental disclosures of cash flow information:
Interest paid	$10,312	$11,822
Income taxes paid	$32,394	$40,111

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

The Company reclassified certain Medical Costs and General & Administrative Expenses beginning with its financial results for the year ended December 31, 2011, as well as prior periods to conform to the current presentation, to more closely align to the National Association of Insurance Commissioners definition.  For the three months ended June 30, 2011, the net impact of the reclassification increased Medical Costs and decreased General & Administrative Expense by $23,380. For the six months ended June 30, 2011, the net impact of the reclassification increased Medical Costs and decreased General & Administrative Expense by $44,873.

2. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$49,184	$690	$(6)	$49,868	$29,014	$638	$(13)	$29,639
Corporate securities	271,492	4,418	(340)	275,570	186,018	3,762	(751)	189,029
Restricted certificates of deposit	5,892	—	—	5,892	5,890	—	—	5,890
Restricted cash equivalents	13,118	—	—	13,118	13,775	—	—	13,775
Municipal securities:
General obligation	122,535	2,007	(57)	124,485	126,806	2,828	(26)	129,608
Pre-refunded	25,867	239	—	26,106	33,247	465	—	33,712
Revenue	101,285	2,046	(37)	103,294	118,507	2,387	(34)	120,860
Variable rate demand notes	110,565	—	—	110,565	64,658	—	—	64,658
Asset backed securities	81,092	992	(5)	82,079	51,779	430	(17)	52,192
Cost and equity method investments	11,068	—	—	11,068	9,395	—	—	9,395
Life insurance contracts	14,862	—	—	14,862	14,699	—	—	14,699
Total	$806,960	$10,392	$(445)	$816,907	$653,788	$10,510	$(841)	$663,457

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of June 30, 2012, 38% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA, 70% were rated AA- or higher, and 99% were rated A- or higher.  At June 30, 2012, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2012				December 31, 2011
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(6)	$1,465	$—	$—	$(13)	$2,184	$—	$—
Corporate securities	(336)	38,215	(4)	72	(751)	23,040	—	—
Municipal securities:
General obligation	(57)	11,543	—	—	(26)	3,710	—	—
Revenue	(37)	7,376	—	—	(34)	12,597	—	—
Asset backed securities	(5)	4,565	—	—	(17)	20,417	—	—
Total	$(441)	$63,164	$(4)	$72	$(841)	$61,948	$—	$—

As of June 30, 2012, the gross unrealized losses were generated from 28 positions out of a total of 401 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	June 30, 2012				December 31, 2011
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$151,312	$152,545	$26,221	$26,223	$129,232	$130,499	$19,666	$19,666
One year through five years	487,966	495,995	7,230	7,273	406,140	413,953	7,085	7,152
Five years through ten years	34,597	34,643	—	—	34,945	34,961	—	—
Greater than ten years	99,634	100,228	—	—	56,720	57,226	—	—
Total	$773,509	$783,411	$33,451	$33,496	$627,037	$636,639	$26,751	$26,818

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains	$—	$—	$8	$133
Losses	(1)	(11)	(11)	(26)
Net realized gains	$(1)	$(11)	$(3)	$107

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

Investment amortization of $5,918 and $5,009 was recorded in the six months ended June 30, 2012 and 2011, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$421,894	—	—	$421,894
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,377	$12,005	—	$35,382
Corporate securities	—	275,570	—	275,570
Municipal securities:
General obligation	—	124,485	—	124,485
Pre-refunded	—	26,106	—	26,106
Revenue	—	103,294	—	103,294
Variable rate demand notes	—	110,565	—	110,565
Asset backed securities	—	82,079	—	82,079
Total investments	$23,377	$734,104	—	$757,481
Restricted deposits available for sale:
Cash and cash equivalents	$13,118	—	—	$13,118
Certificates of deposit	5,892	—	—	5,892
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,486	—	—	14,486
Total restricted deposits	$33,496	—	—	$33,496
Other long-term assets: Interest rate swap contract	—	$14,959	—	$14,959
Total assets at fair value	$478,767	$749,063	—	$1,227,830

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$573,698	—	—	$573,698
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,091	$5,395	—	22,486
Corporate securities	—	189,029	—	189,029
Municipal securities:
General obligation	—	129,608	—	129,608
Pre-refunded	—	33,712	—	33,712
Revenue	—	120,860	—	120,860
Variable rate demand notes	—	64,658	—	64,658
Asset backed securities	—	52,192	—	52,192
Total investments	$17,091	$595,454	—	$612,545
Restricted deposits available for sale:
Cash and cash equivalents	$13,775	—	—	$13,775
Certificates of deposit	5,890	—	—	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,153	—	—	7,153
Total restricted deposits	$26,818	—	—	$26,818
Other long-term assets: Interest rate swap contract	—	$11,431	—	$11,431
Total assets at fair value	$617,607	$606,885	—	$1,224,492

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At June 30, 2012, there were $8,286 of transfers from Level I to Level II and $1,364 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $25,930 and $24,094 as of June 30, 2012 and December 31, 2011, respectively.

4. Debt

Debt consists of the following:

	June 30, 2012	December 31, 2011
Senior notes, at par	$250,000	$250,000
Unamortized discount on Senior notes	(2,555)	(2,814)
Interest rate swap fair value	14,959	11,431
Senior notes, net	262,404	258,617
Revolving credit agreement	55,000	—
Mortgage notes payable	85,530	86,948
Capital leases and other	5,830	6,013
Total debt	408,764	351,578
Less current portion	(3,302)	(3,234)
Long-term debt	$405,462	$348,344

Senior Notes

In May 2011, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%.  At June 30, 2012, the unamortized debt discount was $2,555.  In connection with the issuance, the Company entered into an interest rate swap.  Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes.  At June 30, 2012, the fair value of the interest rate swap increased the fair value of the notes by $14,959.  At June 30, 2012, the variable interest rate of the swap was 3.97%.

Revolving Credit Agreement

The Company has a $350,000 revolving credit facility due in January 2016.  The revolver is unsecured and has  non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  As of June 30, 2012, the Company had $55,000 in borrowings outstanding under the agreement, leaving availability of $295,000.

The Company has outstanding letters of credit of $35,631 as of June 30, 2012, which are not part of the revolver.  The letters of credit bore interest at 1.57%.

5. Impairment Loss

During the second quarter of 2012, the Company's subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer throughout the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act. The Affordable Care Act, among other things, limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the exchange market. As a result of these factors, the Company's expectations for future growth and profitability are lower than previous estimates. The Company conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit, which encompasses Celtic Insurance Company, CeltiCare Health Plan of Massachusetts, Inc., and Novasys Health, Inc. For the purpose of testing goodwill, the fair value of the Celtic reporting unit was determined using discounted expected cash flows. For the purpose of testing the customer relationship intangible, the fair value was determined using the discounted expected cash flows. The impairment analysis resulted in goodwill and intangible asset impairments of $28,033, recorded as impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2,340 and goodwill of $25,693 were reported under the Specialty Services segment, of which $26,589 of the impairment loss is not deductible for income tax purposes.

6. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss) attributable to Centene Corporation	$(34,999)	$28,374	$(11,021)	$52,119

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	51,515,895	50,167,052	51,320,784	49,959,892
Common stock equivalents (as determined by applying the treasury stock method)	—	2,322,362	—	2,211,321
Weighted average number of common shares and potential dilutive common shares outstanding	51,515,895	52,489,414	51,320,784	52,171,213

Net earnings (loss) per share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.68)	$0.57	$(0.21)	$1.04
Diluted earnings (loss) per common share	$(0.68)	$0.54	$(0.21)	$1.00

The calculation of diluted earnings (loss) per common share for the three and six months ended June 30, 2012 excludes the impact of 4,530,436 and 4,693,165 shares (before application of the treasury stock method), respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2011 excludes the impact of 30,586 and 113,244 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended June 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,843,134	$218,465	$—	$2,061,599
Premium and service revenues from internal customers	22,761	439,827	(462,588)	—
Total premium and service revenues	$1,865,895	$658,292	$(462,588)	$2,061,599
Earnings (loss) from operations	$(28,457)	$(18,289)	$—	$(46,746)

Segment information for the three months ended June 30, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,098,924	$179,092	$—	$1,278,016
Premium and service revenues from internal customers	17,297	177,351	(194,648)	—
Total premium and service revenues	$1,116,221	$356,443	$(194,648)	$1,278,016
Earnings from operations	$42,551	$12,752	$—	$55,303

Segment information for the six months ended June 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,298,869	$426,198	$—	$3,725,067
Premium and service revenues from internal customers	37,613	763,906	(801,519)	—
Total premium and service revenues	$3,336,482	$1,190,104	$(801,519)	$3,725,067
Earnings (loss) from operations	$(14,483)	$1,935	$—	$(12,548)

Segment information for the six months ended June 30, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,099,563	$357,614	$—	$2,457,177
Premium and service revenues from internal customers	33,044	324,471	(357,515)	—
Total premium and service revenues	$2,132,607	$682,085	$(357,515)	$2,457,177
Earnings from operations	$70,617	$23,783	$—	$94,400

8. Contingencies
In June 2012, a putative class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Eastern District of Missouri.  The lawsuit alleges, on behalf of purchasers of the Company's securities from February 7, 2012 through June 8, 2012, that the Company and certain of its officers violated federal securities laws by making false or misleading statements principally concerning the Company's fiscal 2012 earnings guidance.  According to the complaint, these allegedly materially false statements had the effect of artificially inflating the price of the Company's securities, which subsequently dropped following the announcement of its revised fiscal 2012 earnings guidance on June 11, 2012.  The Company believes the case is without merit and plans to vigorously defend its position.
In June 2012, we were notified by the Ohio Department of Job and Family Services (ODJFS) that Buckeye, our Ohio subsidiary, was awarded a contract to serve Medicaid members in Ohio, effective January 2013. In July 2012, a lawsuit was filed by another managed care organization against ODJFS and a temporary restraining order was granted, preventing ODJFS from implementing the new Medicaid contracts previously awarded. At June 30, 2012, the Company continued to carry goodwill and intangible assets of $42,780 associated with Buckeye pending final resolution of the award.
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

OVERVIEW
During the second quarter of 2012, we recorded a loss of $(0.68) per diluted share composed of a $(0.16) loss from operations and an impairment loss of $(0.52), compared to net earnings per share of $0.54 in the prior year and $0.45 in the preceding quarter. The losses were the result of three primary factors:

•	In our Texas health plan, we experienced a high level of medical costs related to the March 1, 2012, expansion areas.

•
In our Kentucky health plan, we experienced increased medical costs primarily resulting from the retroactive assignment of members and a higher level of non-inpatient claims receipts during the quarter.

•
In our Celtic subsidiary, we experienced a high level of medical costs related to individual health policies. This was primarily associated with recently issued policies related to members converted from another insurer throughout the first quarter of 2012. In addition to the operating loss, we also recorded an impairment loss of $28.0 million, discussed below under the caption "Impairment Loss."

Our financial performance for the second quarter of 2012 is summarized as follows:

•	Quarter-end at-risk managed care membership of 2,397,500, an increase of 817,000 members, or 51.7% year over year.

•	Premium and service revenues of $2.1 billion, representing 61.3% growth year over year.

•	Health Benefits Ratio of 92.9%, compared to 84.8% in 2011.

•	General and Administrative expense ratio of 8.2%, compared to 11.2% in 2011.

•	Diluted net loss per share of $(0.68), including an impairment loss of $(0.52) per diluted share, compared to net earnings per share of $0.54 in the prior year.

•	Operating cash flow of $22.2 million for the second quarter of 2012.

The following items contributed to our revenue and membership growth over the last year:

•	Arizona. In October 2011, Bridgeway Health Solutions began operating under an expanded contract to deliver long-term care services in three geographic service areas of Arizona.

•	Illinois. In May 2011, our subsidiary, IlliniCare Health Plan, began providing managed care services for older adults and adults with disabilities under the Integrated Care Program in six counties.

•
Kentucky. In November 2011, our subsidiary, Kentucky Spirit Health Plan, began providing managed care services under a three-year contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.

•
Louisiana. In February 2012, our joint venture subsidiary, Louisiana Healthcare Connections (LHC), began operating under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program. LHC completed its three-phase membership roll-out for the three geographical service areas during the second quarter of 2012. In addition, Nurtur, our subsidiary which provides life, health and wellness programs, commenced operations to provide disease management services for state employees in Louisiana beginning in January 2012.

•
Mississippi. In January 2011, we began operating through the Mississippi Coordinated Access Network program to serve Medicaid beneficiaries. During the second quarter of 2011, the contract effectiveness provision was amended and, accordingly, revenue, medical cost and related earnings for January 1, 2011 through March 31, 2011 were recorded during the second quarter of 2011. As a result, the recognition of earnings of approximately $0.07 per diluted share related to the Mississippi operations from the first quarter were recorded in the second quarter of 2011. General and administrative expenses related to the Mississippi operations were recognized in our consolidated statement of operations during the first quarter of 2011.

•
Ohio. In October 2011, Buckeye Community Health Plan, or Buckeye, began operating under an amended contract with the Ohio Department of Job and Family Services which includes the management of the pharmacy benefits for Buckeye's members.

•
Texas. In March 2012, the Company began operating under contracts in Texas that expanded its operations through new service areas including the 10 county Hidalgo Service Area and the Medicaid Rural Service Areas of West Texas, Central Texas and North-East Texas, as well as the addition of STAR+PLUS in the Lubbock Service Area.  The expansion also added the management of outpatient pharmacy benefits in all service areas and products, as well as inpatient facility services for the STAR+PLUS program.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the continued benefit of business commenced during 2011 in Arizona, Illinois, Kentucky, Louisiana, Texas and Ohio as discussed above.

•	In July 2012, we began operating under a new contract with the Washington Health Care Authority to serve Medicaid beneficiaries in the state, initially operating as Coordinated Care.

•
In July 2012, our subsidiary, Home State Health Plan, began operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state.

•
In June 2012, we were notified by the Ohio Department of Job and Family Services that Buckeye Community Health Plan (Buckeye), our Ohio subsidiary, was selected to be awarded a new and expanded contract to serve Medicaid members in Ohio, effective January 2013. Under the new state contract, Buckeye will operate statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). The award remains subject to ongoing legal proceedings from other managed care organizations that were not awarded a contract. At June 30, 2012, we continued to carry goodwill and intangible assets of $42.8 million associated with Buckeye pending final resolution of the award.

•
In June 2012, our Kansas subsidiary, Sunflower State Health Plan, was awarded a statewide contract to serve members in the state's KanCare program, which includes TANF, ABD non-duals, long-term care and CHIP beneficiaries. Operations are expected to commence in the first quarter of 2013.

•
In May 2012, we announced the Governor and Executive Council of New Hampshire had given approval for the Department of Health and Human Services to contract with our subsidiary, Granite State Health Plan, to serve Medicaid beneficiaries in New Hampshire. Operations are currently expected to commence in the first quarter of 2013.

MEMBERSHIP

From June 30, 2011 to June 30, 2012, we increased our at-risk managed care membership by 817,000, or 51.7%.  The following table sets forth our membership by state for our managed care organizations:

	June 30,		December 31,
	2012	2011	2011
Arizona	24,000	22,800	23,700
Florida	204,100	190,600	198,300
Georgia	313,300	303,100	298,200
Illinois	17,800	700	16,300
Indiana	205,000	206,700	206,900
Kentucky	143,500	—	180,700
Louisiana	168,700	—	—
Massachusetts	41,400	32,900	35,700
Mississippi	30,100	30,800	31,600
Ohio	166,800	159,900	159,900
South Carolina	87,800	82,800	82,900
Texas	919,200	470,400	503,800
Wisconsin	75,800	79,800	78,000
Total at-risk membership	2,397,500	1,580,500	1,816,000
Non-risk membership	—	10,400	4,900
Total	2,397,500	1,590,900	1,820,900

The following table sets forth our membership by line of business:

	June 30,		December 31,
	2012	2011	2011
Medicaid	1,848,500	1,172,400	1,336,800
CHIP & Foster Care	222,600	211,400	213,900
ABD & Medicare	269,900	156,300	218,000
Hybrid Programs	48,100	35,500	40,500
Long-term Care	8,400	4,900	6,800
Total at-risk membership	2,397,500	1,580,500	1,816,000
Non-risk membership	—	10,400	4,900
Total	2,397,500	1,590,900	1,820,900

The following table provides supplemental information of other membership categories:

	June 30,		December 31,
	2012	2011	2011
Cenpatico Behavioral Health:
Arizona	159,900	173,200	168,900
Kansas	44,300	45,000	46,200

The following table identifies the Company's dual eligible membership by line of business. The membership table above includes these members.

	June 30,		December 31,
	2012	2011	2011
ABD	62,000	33,000	45,400
Long-term Care	7,600	4,600	6,200
Medicare	3,600	3,000	3,200
Total	73,200	40,600	54,800

RESULTS OF OPERATIONS
The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2012 and 2011, prepared in accordance with generally accepted accounting principles in the United States.
Summarized comparative financial data for the three and six months ended June 30, 2012 and 2011 is as follows ($ in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change 2011-2012	2012	2011	% Change 2011-2012
Premium	$2,034.5	$1,248.6	62.9%	$3,669.4	$2,401.4	52.8%
Service	27.1	29.4	(8.1)%	55.7	55.8	(0.3)%
Premium and service revenues	2,061.6	1,278.0	61.3%	3,725.1	2,457.2	51.6%
Premium tax	49.1	37.0	32.8%	97.8	74.2	31.9%
Total revenues	2,110.7	1,315.0	60.5%	3,822.9	2,531.4	51.0%
Medical costs	1,890.4	1,059.1	78.5%	3,333.1	2,037.7	63.6%
Cost of services	21.9	20.3	7.4%	45.2	40.5	11.5%
General and administrative expenses	168.0	143.0	17.5%	331.2	284.1	16.6%
Premium tax expense	49.1	37.2	32.1%	97.9	74.7	31.2%
Impairment loss	28.0	—	—%	28.0	—	—%
Earnings (loss) from operations	(46.7)	55.4	(184.5)%	(12.5)	94.4	(113.3)%
Investment and other income, net	(0.7)	(10.9)	(93.6)%	(0.2)	(12.8)	(98.4)%
Earnings from operations, before income tax expense	(47.4)	44.5	(206.6)%	(12.7)	81.6	(115.6)%
Income tax expense (benefit)	(8.6)	16.4	(152.4)%	3.5	30.7	(88.7)%
Net earnings (loss)	(38.8)	28.1	(238.4)%	(16.2)	50.9	(131.9)%
Noncontrolling interest	(3.8)	(0.3)	1,132.5%	(5.2)	(1.2)	322.4%
Net earnings (loss) attributable to Centene Corporation	$(35.0)	$28.4	(223.3)%	$(11.0)	$52.1	(121.1)%
Diluted earnings (loss) per common share attributable to Centene Corporation	$(0.68)	$0.54	(225.9)%	$(0.21)	$1.00	(121.0)%
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Premium and Service Revenues
Premium and service revenues increased 61.3% in the three months ended June 30, 2012 over the corresponding period in 2011 as a result of the additions between years of our Illinois, Kentucky and Louisiana contracts, Texas and Arizona expansion, pharmacy carve-ins, and membership growth.
While the Mississippi plan began operating January 1, 2011, the contract effectiveness provision wasn’t amended until the second quarter of 2011 and, accordingly, revenue, medical costs and related earnings for January 1, 2011 through March 31, 2011 were recorded during the second quarter of 2011.  As a result, the recognition of $52.8 million of premium and service revenue related to the first quarter of 2011 was recognized during the second quarter of 2011.
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

	2012	2011
Medicaid and CHIP	92.3%	81.3%
ABD and Medicare	92.7	90.7
Specialty Services	97.1	88.7
Total	92.9	84.8

The consolidated HBR for the three months ended June 30, 2012, of 92.9% was an increase over 84.8% in the comparable period in 2011.  The increase compared to last year primarily reflects (1) increased medical costs in the March 1, 2012 expansion areas in Texas, (2) increased medical costs resulting from retroactive assignment of members and increased non-inpatient claims in Kentucky, and (3) a high level of medical costs in the individual health business, especially for recently issued polices related to members converted in the first quarter of 2012. Excluding the impact of these items, the second quarter 2012 HBR would have been 88.5%.
At June 30, 2012, a premium deficiency reserve analysis was completed for each insurance contract. For all contracts, premiums over the expected contract life are expected to support the estimated costs to service the policies. As a result, we did not record premium deficiency reserves.
General & Administrative Expenses
General and administrative expenses, or G&A, increased by $25.0 million in the three months ended June 30, 2012, compared to the corresponding period in 2011.  This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.
The consolidated G&A expense ratio for the three months ended June 30, 2012, and 2011 was 8.2%, and 11.2%, respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenues in 2012 and a reduction in performance based compensation expense in 2012 which lowered the G&A expense ratio by 80 basis points.  The G&A ratio in 2011 reflects a 50 basis point decrease resulting from the recognition of revenue in the second quarter of 2011 from our Mississippi contract for the period January 1, 2011 through March 31, 2011.
Other Income (Expense)
The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2012	2011
Investment income	$4.0	$2.9
Debt extinguishment costs	—	(8.5)
Interest expense	(4.7)	(5.3)
Other income (expense), net	$(0.7)	$(10.9)
The increase in investment income in 2012 reflects an increase in investment balances over 2011.  Interest expense decreased during the quarter by $0.6 million reflecting the refinancing of our Senior Notes and execution of the associated interest rate swap agreement in 2011, as well as a reduction in borrowings on our revolver over the prior year.
Income Tax Expense
Excluding the effects of noncontrolling interests, our effective tax rate for the three months ended June 30, 2012 was a benefit of 19.7% compared to an expense of 36.7% in the corresponding period in 2011.  The change in the effective tax rate primarily relates to the impact of Celtic's non-deductible goodwill impairment resulting in a reduced tax benefit on a pre-tax loss.
Impairment Loss
During the second quarter of 2012, our subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer throughout the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act. The Affordable Care Act, among other things, limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the exchange market. As a result of these factors, our expectations for future growth and profitability are lower than previous estimates. We conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit, which encompasses Celtic Insurance Company, CeltiCare Health Plan of Massachusetts, Inc., and Novasys Health, Inc. The impairment analysis resulted in goodwill and intangible asset impairments of $28.0 million, recorded as impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2.3 million and goodwill of $25.7 million were reported under the Specialty Services segment, of which $26.6 million of the impairment loss is not deductible for income tax purposes.

Segment Results
The following table summarizes our operating results by segment for the three months ended June 30, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Medicaid Managed Care	$1,865.9	$1,116.2	67.2%
Specialty Services	658.3	356.4	84.7%
Eliminations	(462.6)	(194.6)	137.7%
Consolidated Total	$2,061.6	$1,278.0	61.3%
Earnings (Loss) from Operations
Medicaid Managed Care	$(28.4)	$42.5	(166.9)%
Specialty Services	(18.3)	12.8	(243.4)%
Consolidated Total	$(46.7)	$55.3	(184.5)%
Medicaid Managed Care
Premium and service revenues increased 67.2% in the three months ended June 30, 2012, due to the addition of our Illinois, Kentucky and Louisiana contracts, Texas expansion, pharmacy carve-ins, and membership growth.  Earnings from operations decreased $70.9 million in the three months ended June 30, 2012, primarily due to higher medical costs in our Kentucky and Texas health plans.
Specialty Services
Premium and service revenues increased 84.7% in the three months ended June 30, 2012, due to growth in our Medicaid segment and the associated specialty services provided to this increased membership as well as the Arizona expansion and carve-in of pharmacy services in Texas and Ohio.  Earnings from operations decreased $31.1 million in the three months ended June 30, 2012, reflecting the impairment loss of $28.0 million and a high level of medical costs in our individual health insurance business, especially for recently issued policies related to members converted from another insurer throughout the first quarter of 2012, partially offset by growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership.
Earnings (Loss) Per Share and Shares Outstanding
Our earnings (loss) per share calculation for the three months ended June 30, 2012 reflects lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to earnings per share.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Premium and Service Revenues
Premium and service revenues increased 51.6% in the six months ended June 30, 2012 over the corresponding period in 2011 as a result of the additions between years of our Illinois, Kentucky and Louisiana contracts, Texas and Arizona expansion, pharmacy carve-ins, and membership growth.  During the six months ended June 30, 2012, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.
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

	2012	2011
Medicaid and CHIP	90.2%	82.7%
ABD and Medicare	91.1	89.4
Specialty Services	94.0	87.0
Total	90.8	84.9

The consolidated HBR for the six months ended June 30, 2012, of 90.8% was an increase of 590 basis points over the comparable period in 2011.  The increase compared to last year primarily reflects (1) increased medical costs in the March 1, 2012 expansion areas in Texas, (2) increased medical costs resulting from retroactive assignment of members and increased non-inpatient claims in Kentucky, and (3) a high level of medical costs in the individual health business, especially for recently issued polices related to members converted in the first quarter of 2012.
General & Administrative Expenses
General and administrative expenses, or G&A, increased by $47.1 million in the six months ended June 30, 2012, compared to the corresponding period in 2011.  This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.
The consolidated G&A expense ratio for the six months ended June 30, 2012, and 2011 was 8.9% and 11.6% respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenues in 2012 and a reduction in performance based compensation expense in 2012 which lowered the G&A expense ratio by 60 basis points.
Other Income (Expense)
The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2012	2011
Investment income	$9.3	$6.7
Debt extinguishment costs	—	(8.5)
Interest expense	(9.5)	(11.0)
Other income (expense), net	$(0.2)	$(12.8)
The increase in investment income in 2012 reflects an increase in investment balances over 2011.  Interest expense decreased during the six months ended June 30, 2012 by $1.5 million reflecting the refinancing of our Senior Notes and execution of the associated interest rate swap agreement in 2011, as well as a reduction in borrowings on our revolver over the prior year.
Income Tax Expense
Income tax expense for the six months ended June 30, 2012 was $3.5 million compared to $30.8 million in the corresponding period in 2011.  The decrease in income tax expense resulted from decreased earnings in the second quarter of 2012, partially offset by Celtic's non-deductible goodwill impairment.
Impairment Loss
During the second quarter of 2012, our subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer throughout the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act. The Affordable Care Act, among other things, limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the exchange market. As a result of these factors, our expectations for future growth and profitability are lower than previous estimates. We conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit, which encompasses Celtic Insurance Company, CeltiCare Health Plan of Massachusetts, Inc., and Novasys Health, Inc. The impairment analysis resulted in goodwill and intangible asset impairments of $28.0 million, recorded as impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2.3 million and goodwill of $25.7 million were reported under the Specialty Services segment, of which $26.6 million of the impairment loss is not deductible for income tax purposes.

Segment Results
The following table summarizes our operating results by segment for the six months ended June 30, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Medicaid Managed Care	$3,336.5	$2,132.6	56.5%
Specialty Services	1,190.1	682.1	74.5%
Eliminations	(801.5)	(357.5)	124.2%
Consolidated Total	$3,725.1	$2,457.2	51.6%
Earnings (Loss) from Operations
Medicaid Managed Care	$(14.4)	$70.6	(120.5)%
Specialty Services	1.9	23.8	(91.9)%
Consolidated Total	$(12.5)	$94.4	(113.3)%
Medicaid Managed Care
Premium and service revenues increased 56.5% in the six months ended June 30, 2012, due to the addition of our Illinois, Kentucky and Louisiana contracts, Texas expansion, pharmacy carve-ins, and membership growth.  Earnings from operations decreased $85.0 million in the six months ended June 30, 2012, primarily due to higher medical costs in our Kentucky and Texas health plans.
Specialty Services
Premium and service revenues increased 74.5% in the six months ended June 30, 2012, due to growth in our Medicaid segment and the associated specialty services provided to this increased membership as well as the Arizona expansion and carve-in of pharmacy services in Texas and Ohio.  Earnings from operations decreased $21.9 million in the six months ended June 30, 2012, reflecting the impairment loss of $28.0 million and a high level of medical costs in our individual health business, especially for recently issued polices related to members converted in the first quarter of 2012, partially offset by growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership.
Earnings (Loss) Per Share and Shares Outstanding
Our earnings (loss) per share calculation for the six months ended June 30, 2012 reflects lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the six months ended June 30, 2012 and 2011, used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(9.9)	$53.2
Net cash used in investing activities	(210.6)	(21.1)
Net cash provided by financing activities	68.7	8.2
Net (decrease) increase in cash and cash equivalents	$(151.8)	$40.3

Cash Flows (Used In) Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities used cash of $9.9 million in the six months ended June 30, 2012, compared to providing cash of $53.2 million in the comparable period in 2011.  The cash used in operations was primarily due to the delay of $160.3 million in premium payments from the State of Georgia and the timing of payments from other state customers totaling $72.4 million, partially offset by an increase in medical claims liabilities related to the start up of our Louisiana plan and the expansion of our Texas health plan.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.  The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Six Months Ended June 30,
	2012	2011
Premium and related receivables	$(232.7)	$(16.1)
Unearned revenue	19.9	(12.5)
Net decrease in operating cash flow	$(212.8)	$(28.6)

Cash Flows Used in Investing Activities

Investing activities used cash of $210.6 million in the six months ended June 30, 2012 and $21.1 million in the comparable period in 2011.  Cash flows from investing activities in 2012 and 2011 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.  As of June 30, 2012, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.1 years.  We had unregulated cash and investments of $40.6 million at June 30, 2012, compared to $38.3 million at December 31, 2011.

We spent $57.4 million and $35.1 million in the six months ended June 30, 2012 and 2011, respectively, on capital expenditures for system enhancements, a new datacenter and market expansions including $20.9 million for land in close proximity to our corporate headquarters to support future growth.  We anticipate spending approximately $35 million additional on capital expenditures in 2012 primarily associated with system enhancements and market expansions.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $68.7 million in the six months ended June 30, 2012 compared to $8.2 million in the comparable period in 2011.  During 2012, our financing activities primarily related to proceeds from stock option exercises and borrowings under our revolving credit facility of $55.0 million at June 30, 2012.  The revolving credit facility borrowings were subsequently repaid in July 2012.

We expect to make capital contributions of approximately $350 million during the second half of 2012 associated with our growth. These capital contributions are expected to be funded by unregulated cash flow generation in the second half of 2012 and borrowings on our revolving credit facility.

At June 30, 2012, receivables from the State of Georgia totaled approximately $221 million. Upon payment from the State of Georgia, unregulated cash flow will increase by approximately $131 million resulting from the repayment of intercompany loans made as of June 30, 2012, to our Georgia health plan to fund their operations as a result of the State's delayed payments.

At June 30, 2012, we had working capital, defined as current assets less current liabilities, of $39.2 million, as compared to $102.4 million at December 31, 2011.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2012, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 30.1%, compared to 27.3% at December 31, 2011.  Excluding the $76.6 million non-recourse mortgage note, our debt to capital ratio is 25.9%, compared to 22.6% at December 31, 2011.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2012, our subsidiaries had aggregate statutory capital and surplus of $761.2 million, compared with the required minimum aggregate statutory capital and surplus requirements of $446.8 million.  We estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2012, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2012, we had short-term investments of $152.5 million and long-term investments of $664.4 million, including restricted deposits of $33.5 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2012, the fair value of our fixed income investments would decrease by approximately $13.7 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2012, the fair value of our debt would decrease by approximately $12.4 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

The inflation rate for medical care costs has been higher than the inflation rate for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.  Additionally, our contracts with states require actuarially sound premiums that include health care cost trend.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

In June 2012, a putative class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Eastern District of Missouri.  The lawsuit alleges, on behalf of purchasers of the Company's securities from February 7, 2012 through June 8, 2012, that the Company and certain of its officers violated federal securities laws by making false or misleading statements principally concerning the Company's fiscal 2012 earnings guidance.  According to the complaint, these allegedly materially false statements had the effect of artificially inflating the price of the Company's securities, which subsequently dropped following the announcement of its revised fiscal 2012 earnings guidance on June 11, 2012.  The Company believes the case is without merit and plans to vigorously defend its position.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted.  The Acts and the regulations promulgated thereunder allows states to expand Medicaid to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014 and receive federal funds.  Such regulations permit states to phase-in these eligibility requirements if such phase-in plan is approved by the Secretary of the U.S.  Department of Health and Human Services.  Additional federal funds will be provided to states in 2014, but the amount of the federal support decreases each year.  Since the states have to pay for a portion of the care, states may reduce our rates in order to afford the additional beneficiaries.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between August 31, 2012 and December 31, 2016.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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
• increased difficulty in selling our products and services; or
• loss of one or more of our licenses.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act were enacted.  This legislation provides comprehensive changes to the U.S.  health care system, which will be phased in at various stages through 2018.  Among other things, by January 1, 2014, states will be allowed to expand their Medicaid programs to provide eligibility to nearly all people under age 65 with income below 133 percent of the federal poverty line and receive additional federal funds.  As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, may be made eligible for Medicaid.

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

In addition, the legislation limits the profitability of our individual health insurance business through additional regulations such as minimum medical loss ratios and the guaranteed issuance of all policies beginning in 2014 without regard to applicant pre-existing medical conditions.  We anticipate that our individual health business will be subject to increasing  competition among insurers participating within the new exchange marketplace.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law.  A number of the lawsuits have been ruled on by federal appeals courts and those rulings were not consistent.  Several parties including the current administration have appealed to the U.S. Supreme Court.  The Supreme Court heard oral argument in these cases in late March and in late June 2012, the court ruled to uphold the health care reform law, but struck down a provision allowing the federal government to withhold all Medicaid funds unless a state agrees to the expansion of Medicaid eligibility. Various Congressional leaders have indicated a desire to revisit some or all of the health care reform law.  While the U.S. House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal, change or defund certain provisions of the law.  The 2011 budget eliminated two programs funded under the health care reform law – the Consumer Operated and Oriented Plan (CO-OP) and the Free Choice Voucher programs.  Further, a number of states have passed legislation intended to block various requirements of the health care reform law.  Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed or modified.
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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  For example, we commenced operations in in Kentucky in November 2011, in Louisiana in February 2012, in Missouri and Washington in July 2012, expanded in Texas in March 2012, and expect to commence operations in New Hampshire and Kansas in the first quarter of 2013.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

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

As of June 30, 2012, we had $574.4 million in cash, cash equivalents and short-term investments and $664.4 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.  For example, in the third quarter of 2008, we recorded a loss on investments of approximately $4.5 million due to a loss in a money market fund.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of June 30, 2012, we had $640.0 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We are a defendant from time to time in lawsuits and regulatory actions relating to our business.  Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings.  An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows.  In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management.  For example, we have been named in a recently-filed securities lawsuit seeking class action and we have in the past, or may be subject to in the future, IRS examinations, securities class action lawsuits or similar regulatory actions.  Any such matters could harm our business and financial position, results of operations or cash flows.

An impairment charge with respect to our recorded goodwill and intangible assets could have a material impact on our results of operations.
Goodwill and other intangible assets were $309.4 million as of December 31, 2011 and $278.8 million as of June 30, 2012. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment.
If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2012
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 – April 30, 2012	1,490	$43.24	—	1,667,724
May 1 – May 31, 2012	5,033	38.03	—	1,667,724
June 1 – June 30, 2012	913	28.46	—	1,667,724
Total	7,436	$37.90	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1[1]	Amendment B (Version 2.2) to the contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.2	Centene Corporation 2012 Stock Incentive Plan, incorporated by reference to Centene Corporation 2012 Proxy Statement dated March 9, 2012, Appendix A (SEC File No. 001-31826).

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1[2]	XBRL Taxonomy Instance Document.

101.2[2]	XBRL Taxonomy Extension Schema Document.

101.3[2]	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4[2]	XBRL Taxonomy Extension Definition Linkbase Document.

101.5[2]	XBRL Taxonomy Extension Label Linkbase Document.

101.6[2]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1] The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

2 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 24, 2012.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)