Form 10-Q
period 2012-09-30
CENTENE CORP
filed 2012-10-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☒

As of October 12, 2012, the registrant had 51,633,824 shares of common stock outstanding.

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

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this release as the Company believes that these figures are helpful in allowing individuals to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently.  The Company uses the presented non-GAAP financial measures such as internally to allow management to focus on period-to-period changes in the Company's core business operations.  Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information.  The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$796,621	$573,698
Premium and related receivables	316,123	157,450
Short-term investments	139,920	130,499
Other current assets	123,841	78,363
Total current assets	1,376,505	940,010
Long-term investments	559,714	506,140
Restricted deposits	33,509	26,818
Property, software and equipment, net	381,781	349,622
Goodwill	256,288	281,981
Intangible assets, net	21,375	27,430
Other long-term assets	61,764	58,335
Total assets	$2,690,936	$2,190,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$919,032	$607,985
Premium deficiency reserve	63,000	—
Accounts payable and accrued expenses	162,778	216,504
Unearned revenue	131,967	9,890
Current portion of long-term debt	3,337	3,234
Total current liabilities	1,280,114	837,613
Long-term debt	391,973	348,344
Other long-term liabilities	61,785	67,960
Total liabilities	1,733,872	1,253,917
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 54,405,296 issued and 51,632,704 outstanding at September 30, 2012, and 53,586,726 issued and 50,864,618 outstanding at December 31, 2011	54	54
Additional paid-in capital	458,741	421,981
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	6,702	5,761
Retained earnings	557,759	564,961
Treasury stock, at cost (2,772,592 and 2,722,108 shares, respectively)	(59,277)	(57,123)
Total Centene stockholders’ equity	963,979	935,634
Noncontrolling interest	(6,915)	785
Total stockholders’ equity	957,064	936,419
Total liabilities and stockholders’ equity	$2,690,936	$2,190,336

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premium	$2,184,061	$1,239,464	$5,853,469	$3,640,829
Service	28,403	25,817	84,062	81,629
Premium and service revenues	2,212,464	1,265,281	5,937,531	3,722,458
Premium tax	235,657	36,754	333,484	110,948
Total revenues	2,448,121	1,302,035	6,271,015	3,833,406
Expenses:
Medical costs	2,036,999	1,053,320	5,370,080	3,091,007
Cost of services	21,744	20,229	66,897	60,717
General and administrative expenses	181,073	142,934	512,322	427,067
Premium tax expense	235,946	37,005	333,872	111,668
Impairment loss	—	—	28,033	—
Total operating expenses	2,475,762	1,253,488	6,311,204	3,690,459
Earnings (loss) from operations	(27,641)	48,547	(40,189)	142,947
Other income (expense):
Investment and other income	23,244	2,697	32,580	9,379
Debt extinguishment costs	—	—	—	(8,488)
Interest expense	(4,855)	(4,572)	(14,393)	(15,523)
Earnings (loss) from operations, before income tax expense	(9,252)	46,672	(22,002)	128,315
Income tax expense (benefit)	(9,547)	18,459	(6,068)	49,216
Net earnings (loss)	295	28,213	(15,934)	79,099
Noncontrolling interest	(3,524)	(774)	(8,732)	(2,007)
Net earnings (loss) attributable to Centene Corporation	$3,819	$28,987	$(7,202)	$81,106

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.07	$0.58	$(0.14)	$1.62
Diluted earnings (loss) per common share	$0.07	$0.55	$(0.14)	$1.55

Weighted average number of common shares outstanding:
Basic	51,584,860	50,345,512	51,393,345	50,089,845
Diluted	53,806,197	52,620,350	51,393,345	52,320,906

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss)	$295	$28,213	$(15,934)	$79,099
Reclassification adjustment, net of tax	1,023	195	1,495	415
Change in unrealized gains on investments, net of tax	(163)	(900)	(554)	(361)
Other comprehensive earnings (loss)	860	(705)	941	54
Comprehensive earnings (loss)	1,155	27,508	(14,993)	79,153
Comprehensive earnings (loss) attributable to the noncontrolling interest	(3,524)	(774)	(8,732)	(2,007)
Comprehensive earnings (loss) attributable to Centene Corporation	$4,679	$28,282	$(6,261)	$81,160

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2012

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2011	53,586,726	$54	$421,981	$5,761	$564,961	2,722,108	$(57,123)	$785	$936,419
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(7,202)	—	—	(8,732)	(15,934)
Change in unrealized investment gain, net of $623 tax	—	—	—	941	—	—	—	—	941
Total comprehensive earnings (loss)									(14,993)
Common stock issued for employee benefit plans	818,570	—	12,297	—	—	—	—	—	12,297
Common stock repurchases	—	—	—	—	—	50,484	(2,154)	—	(2,154)
Stock compensation expense	—	—	18,417	—	—	—	—	—	18,417
Excess tax benefits from stock compensation	—	—	6,046	—	—	—	—	—	6,046
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,032	1,032
Balance, September 30, 2012	54,405,296	$54	$458,741	$6,702	$557,759	2,772,592	$(59,277)	$(6,915)	$957,064

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(15,934)	$79,099
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	49,892	43,055
Stock compensation expense	18,417	13,263
Impairment loss	28,033	—
Gain on sale of investment in convertible note	(17,880)	—
Gain on sale of investments, net	(1,460)	(213)
Debt extinguishment costs	—	8,488
Deferred income taxes	(19,318)	(223)
Changes in assets and liabilities
Premium and related receivables	(139,414)	(13,306)
Other current assets	(23,487)	(6,667)
Other assets	1,918	(1,230)
Medical claims liabilities	374,046	40,476
Unearned revenue	122,077	(65,183)
Accounts payable and accrued expenses	(59,872)	(11,414)
Other operating activities	(9,736)	3,528
Net cash provided by operating activities	307,282	89,673
Cash flows from investing activities:
Capital expenditures	(70,601)	(56,938)
Purchases of investments	(501,958)	(201,145)
Sales and maturities of investments	434,009	180,124
Investments in acquisitions, net of cash acquired	—	(3,192)
Net cash used in investing activities	(138,550)	(81,151)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,686	13,582
Proceeds from borrowings	215,000	419,183
Payment of long-term debt	(177,422)	(415,475)
Excess tax benefits from stock compensation	6,049	1,632
Common stock repurchases	(2,154)	(1,280)
Contribution from noncontrolling interest	1,032	569
Debt issue costs	—	(9,242)
Net cash provided by financing activities	54,191	8,969
Net increase in cash and cash equivalents	222,923	17,491
Cash and cash equivalents, beginning of period	573,698	434,166
Cash and cash equivalents, end of period	$796,621	$451,657
Supplemental disclosures of cash flow information:
Interest paid	$12,127	$16,097
Income taxes paid	$34,001	$49,996

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

The Company reclassified certain Medical Costs and General & Administrative Expenses beginning with its financial results for the year ended December 31, 2011, as well as prior periods to conform to the current presentation, to more closely align to the National Association of Insurance Commissioners definition.  For the three months ended September 30, 2011, the net impact of the reclassification increased Medical Costs and decreased General & Administrative Expense by $24,734. For the nine months ended September 30, 2011, the net impact of the reclassification increased Medical Costs and decreased General & Administrative Expense by $69,607.

2. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,177	$760	$(6)	$60,931	$29,014	$638	$(13)	$29,639
Corporate securities	257,161	5,844	(6)	262,999	186,018	3,762	(751)	189,029
Restricted certificates of deposit	5,891	—	—	5,891	5,890	—	—	5,890
Restricted cash equivalents	13,150	—	—	13,150	13,775	—	—	13,775
Municipal securities:
General obligation	91,259	1,649	—	92,908	126,806	2,828	(26)	129,608
Pre-refunded	16,529	130	—	16,659	33,247	465	—	33,712
Revenue	85,281	1,804	(25)	87,060	118,507	2,387	(34)	120,860
Variable rate demand notes	92,225	—	—	92,225	64,658	—	—	64,658
Asset backed securities	74,126	1,294	—	75,420	51,779	430	(17)	52,192
Cost and equity method investments	10,958	—	—	10,958	9,395	—	—	9,395
Life insurance contracts	14,942	—	—	14,942	14,699	—	—	14,699
Total	$721,699	$11,481	$(37)	$733,143	$653,788	$10,510	$(841)	$663,457

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of September 30, 2012, 38% of the Company’s investments in securities recorded at fair value that carry a rating by Moody’s or S&P were rated AAA, 68% were rated AA- or higher, and 99% were rated A- or higher.  At September 30, 2012, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2012				December 31, 2011
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(4)	$1,196	$(2)	$202	$(13)	$2,184	$—	$—
Corporate securities	(6)	5,295	—	—	(751)	23,040	—	—
Municipal securities:
General obligation	—	—	—	—	(26)	3,710	—	—
Revenue	(25)	1,825	—	—	(34)	12,597	—	—
Asset backed securities	—	—	—	—	(17)	20,417	—	—
Total	$(35)	$8,316	$(2)	$202	$(841)	$61,948	$—	$—

As of September 30, 2012, the gross unrealized losses were generated from 8 positions out of a total of 376 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	September 30, 2012				December 31, 2011
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$138,508	$139,920	$33,108	$33,151	$129,232	$130,499	$19,666	$19,666
One year through five years	423,533	432,717	358	358	406,140	413,953	7,085	7,152
Five years through ten years	37,331	37,444	—	—	34,945	34,961	—	—
Greater than ten years	88,860	89,553	—	—	56,720	57,226	—	—
Total	$688,232	$699,634	$33,466	$33,509	$627,037	$636,639	$26,751	$26,818

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gains	$1,475	$107	$1,483	$240
Losses	(12)	(1)	(23)	(27)
Net realized gains	$1,463	$106	$1,460	$213

During the third quarter of 2012, the company recognized $1,463 in net gains primarily as a result of the liquidation of $75,468 of investments held by the Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts.

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

Investment amortization of $8,676 and $7,545 was recorded in the nine months ended September 30, 2012 and 2011, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$796,621	—	—	$796,621
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$34,409	$12,054	—	$46,463
Corporate securities	—	262,999	—	262,999
Municipal securities:
General obligation	—	92,908	—	92,908
Pre-refunded	—	16,659	—	16,659
Revenue	—	87,060	—	87,060
Variable rate demand notes	—	92,225	—	92,225
Asset backed securities	—	75,420	—	75,420
Total investments	$34,409	$639,325	—	$673,734
Restricted deposits available for sale:
Cash and cash equivalents	$13,150	—	—	$13,150
Certificates of deposit	5,891	—	—	5,891
U.S. Treasury securities and obligations of U.S. government corporations and agencies	13,958	$510	—	14,468
Total restricted deposits	$32,999	$510	—	$33,509
Other long-term assets: Interest rate swap contract	—	$17,196	—	$17,196
Total assets at fair value	$864,029	$657,031	—	$1,521,060

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$573,698	—	—	$573,698
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,091	$5,395	—	$22,486
Corporate securities	—	189,029	—	189,029
Municipal securities:
General obligation	—	129,608	—	129,608
Pre-refunded	—	33,712	—	33,712
Revenue	—	120,860	—	120,860
Variable rate demand notes	—	64,658	—	64,658
Asset backed securities	—	52,192	—	52,192
Total investments	$17,091	$595,454	—	$612,545
Restricted deposits available for sale:
Cash and cash equivalents	$13,775	—	—	$13,775
Certificates of deposit	5,890	—	—	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,153	—	—	7,153
Total restricted deposits	$26,818	—	—	$26,818
Other long-term assets: Interest rate swap contract	—	$11,431	—	$11,431
Total assets at fair value	$617,607	$606,885	—	$1,224,492

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At September 30, 2012, there were $1,818 of transfers from Level I to Level II and $3,612 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $25,900 and $24,094 as of September 30, 2012 and December 31, 2011, respectively.

4. Notes Receivable

Between July 2008 and October 2011, the Company made an investment of $30,000 in secured notes receivable to a third party as part of an investment in certain Medicaid and Medicare related businesses. The notes included a feature to convert the note balance into an equity ownership in the underlying businesses.
In September 2012, the Company executed an agreement with the borrower whereby the borrower agreed to pay the Company total consideration of $50,000 for retirement of the outstanding notes and equity ownership conversion feature. Under the terms of the agreement, the borrower agreed to pay the Company $30,000 by December 1, 2012, $10,000 by September 30, 2013 and $10,000 by September 30, 2014. All outstanding balances are secured by liens on certain underlying businesses as well as guaranteed personally by the principal owner of the businesses. The $10,000 notes to be paid on or before September 30, 2013 and September 30, 2014 are non-interest bearing and, as a result, total consideration has been discounted by $2,120 to reflect imputation of interest. As a result, during the third quarter of 2012, the Company recorded a pre-tax gain of $17,880 in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the Company's balance sheet.

5. Premium Deficiency Reserve

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

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services that it is exercising a contractual right that it believes allows Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. As a result, the Company recorded a premium deficiency reserve included in Medical costs expense of $63,000 for its Kentucky contract in the quarter ended September 30, 2012. The premium deficiency reserve encompasses the contract period from October 1, 2012 through July 5, 2013.

6. Debt

Debt consists of the following:

	September 30, 2012	December 31, 2011
Senior notes, at par	$250,000	$250,000
Unamortized discount on Senior notes	(2,425)	(2,814)
Interest rate swap fair value	17,196	11,431
Senior notes, net	264,771	258,617
Revolving credit agreement	40,000	—
Mortgage notes payable	84,810	86,948
Capital leases and other	5,729	6,013
Total debt	395,310	351,578
Less current portion	(3,337)	(3,234)
Long-term debt	$391,973	$348,344

Senior Notes

In May 2011, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%.  At September 30, 2012, the unamortized debt discount was $2,425.  In connection with the issuance, the Company entered into an interest rate swap.  Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes.  At September 30, 2012, the fair value of the interest rate swap increased the fair value of the notes by $17,196.  At September 30, 2012, the variable interest rate of the swap was 3.92%.

Revolving Credit Agreement

The Company has a $350,000 revolving credit facility due in January 2016.  The revolver is unsecured and has  non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth.  Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate.  As of September 30, 2012, the Company had $40,000 in borrowings outstanding under the agreement, leaving availability of $310,000.

The Company has outstanding letters of credit of $35,631 as of September 30, 2012, which are not part of the revolver.  The letters of credit bore interest at 1.03% as of September 30, 2012.

7. Impairment Loss

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

8. Income Tax

During the third quarter of 2012, the Company recorded a tax benefit resulting from the clarification by a state taxing authority regarding a state income tax calculation.  Accordingly, during the third quarter of 2012, the Company reversed the reserve associated with the uncertain tax position and recognized a net tax benefit of $4,569.

9. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss) attributable to Centene Corporation	$3,819	$28,987	$(7,202)	$81,106

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	51,584,860	50,345,512	51,393,345	50,089,845
Common stock equivalents (as determined by applying the treasury stock method)	2,221,337	2,274,838	—	2,231,061
Weighted average number of common shares and potential dilutive common shares outstanding	53,806,197	52,620,350	51,393,345	52,320,906

Net earnings (loss) per share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.07	$0.58	$(0.14)	$1.62
Diluted earnings (loss) per common share	$0.07	$0.55	$(0.14)	$1.55

The calculation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2012 excludes the impact of 44,642 and 4,638,757 shares (before application of the treasury stock method), respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and nine months ended September 30, 2011 excludes the impact of 69,359 and 97,004 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, managed vision, telehealth services, and pharmacy benefits management.  The health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are also included in the Specialty Services segment.

Segment information for the three months ended September 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,994,867	$217,597	$—	$2,212,464
Premium and service revenues from internal customers	25,138	442,387	(467,525)	—
Total premium and service revenues	$2,020,005	$659,984	$(467,525)	$2,212,464
Earnings (loss) from operations	$(55,363)	$27,722	$—	$(27,641)

Segment information for the three months ended September 30, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,080,038	$185,243	$—	$1,265,281
Premium and service revenues from internal customers	16,976	171,358	(188,334)	—
Total premium and service revenues	$1,097,014	$356,601	$(188,334)	$1,265,281
Earnings from operations	$38,387	$10,160	$—	$48,547

Segment information for the nine months ended September 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$5,293,736	$643,795	$—	$5,937,531
Premium and service revenues from internal customers	62,751	1,206,293	(1,269,044)	—
Total premium and service revenues	$5,356,487	$1,850,088	$(1,269,044)	$5,937,531
Earnings (loss) from operations	$(69,846)	$29,657	$—	$(40,189)

Segment information for the nine months ended September 30, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,179,601	$542,857	$—	$3,722,458
Premium and service revenues from internal customers	50,020	495,829	(545,849)	—
Total premium and service revenues	$3,229,621	$1,038,686	$(545,849)	$3,722,458
Earnings from operations	$109,004	$33,943	$—	$142,947

11. Contingencies
In June 2012, a class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Eastern District of Missouri.  The lawsuit alleged, on behalf of purchasers of the Company's securities from February 7, 2012 through June 8, 2012, that the Company and certain of its officers violated federal securities laws by making false or misleading statements principally concerning the Company's fiscal 2012 earnings guidance.  The Company believed the case was without merit. In September 2012, the plaintiff voluntarily dismissed the action without prejudice as to all claims and defendants.
In June 2012, the Company was notified by the Ohio Department of Job and Family Services (ODJFS) that Buckeye, its Ohio subsidiary, was awarded a contract to serve Medicaid members in Ohio. The award remains subject to an ongoing legal proceeding from another managed care organization that was not awarded a contract. At September 30, 2012, the Company continued to carry goodwill and intangible assets of $42,734 associated with Buckeye pending final resolution of the award.
In addition, the Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

12. Kentucky Contract Termination

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services that it is exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. The Company has also filed a formal dispute with the Cabinet for damages incurred under the contract. In addition, the Company has filed a lawsuit in Franklin Circuit Court against the Commonwealth of Kentucky seeking declaratory relief as a result of the Commonwealth's failure to completely and accurately disclose material information.

During the fourth quarter of 2012 and during 2013, the Company expects to incur exit costs of approximately $5,000 to $7,000, consisting primarily of lease termination fees and employee retention and severance accruals. The exit costs will be recorded during the remaining period of the contract and subsequent wind down period and are not reflected in the financial results as of September 30, 2012.

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

OVERVIEW
During the third quarter of 2012, we recorded net earnings of $0.07 per diluted share reflecting the following:

Earnings excluding Kentucky operations	$0.78
Loss from Kentucky operations	(0.31)
Subtotal	0.47
Kentucky premium deficiency reserve	(0.69)
Gains on sales of investments	0.21
Tax benefit	0.08
Net earnings per diluted share	$0.07
During the third quarter of 2012, we recorded a $63.0 million pre-tax premium deficiency reserve for our Kentucky health plan contract covering the period from October 1, 2012 through July 5, 2013, or $0.69 per diluted share. We recorded a $17.9 million pre-tax gain on the sale of investment in a convertible note and $1.5 million in gains on the sale of investments in our Georgia health plan, or $0.21 per diluted share during the third quarter of 2012. We also recorded a $4.6 million tax benefit, or $0.08 per diluted share, associated with the clarification by a state regarding the items included in the state income tax calculation These items are discussed below under the captions "Medical Costs," "Other Income (Expense)," and "Income Tax Expense."
Key financial metrics for the third quarter of 2012 are summarized as follows:

•	Quarter-end at-risk managed care membership of 2,503,000, an increase of 887,300 members, or 55% year over year.

•	Premium and service revenues of $2.2 billion, representing 75% growth year over year.

•	Health Benefits Ratio of 93.3%, compared to 85.0% in 2011. Excluding the impact of our Kentucky operations, the HBR was 88.7% for the third quarter of 2012.

•	General and Administrative expense ratio of 8.2%, compared to 11.3% in 2011.

•	Operating cash flow of $317.2 million for the third quarter of 2012.

The following items contributed to our revenue and membership growth over the last year:

•	Arizona. In October 2011, Bridgeway Health Solutions began operating under an expanded contract to deliver long-term care services in three geographic service areas of Arizona.

•	Illinois. In May 2011, our subsidiary, IlliniCare Health Plan, began providing managed care services for older adults and adults with disabilities under the Integrated Care Program in six counties.

•
Kentucky. In November 2011, our subsidiary, Kentucky Spirit Health Plan, began providing managed care services under a contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.

•
Louisiana. In February 2012, our joint venture subsidiary, Louisiana Healthcare Connections (LHC), began operating under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program. LHC completed its three-phase membership roll-out for the three geographical service areas during the second quarter of 2012. In addition, Nurtur, our subsidiary which provides life, health and wellness programs, contracted to provide disease management services for state employees in Louisiana for the 2012 calendar year.

•
Missouri. In July 2012, our subsidiary, Home State Health Plan, began operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state.

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

•	Washington. In July 2012, we began operating under a new contract with the Washington Health Care Authority to serve Medicaid beneficiaries in the state, initially operating as Coordinated Care.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the continued benefit of business commenced during 2011 in Arizona, Illinois, Louisiana, Texas and Ohio as discussed above.

•
In August 2012, we were notified by the Ohio Department of Job and Family Services (ODJFS) that Buckeye Community Health Plan (Buckeye), our Ohio subsidiary, was selected to serve Medicaid members in a dual-eligible demonstration program in three of Ohio's pre-determined seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the state of Ohio's Integrated Care Delivery System (ICDS) expansion, will serve those who have both Medicare and Medicaid eligibility. Enrollment is expected to begin in the second half of 2013.

•
In June 2012, we were notified by the ODJFS that Buckeye, our Ohio subsidiary, was selected to be awarded a new and expanded contract to serve Medicaid members in Ohio. Under the new state contract, Buckeye will operate statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). The award remains subject to an ongoing legal proceeding from another managed care organization that was not awarded a contract. At September 30, 2012, we continued to carry goodwill and intangible assets of $42.7 million associated with Buckeye pending final resolution of the award. Enrollment is expected to begin in July 2013.

•
In June 2012, our Kansas subsidiary, Sunflower State Health Plan, was awarded a statewide contract to serve members in the state's KanCare program, which includes TANF, ABD non-duals, long-term care and CHIP beneficiaries. Operations are expected to commence in the first quarter of 2013.

•
In May 2012, we announced the Governor and Executive Council of New Hampshire had given approval for the Department of Health and Human Services to contract with our subsidiary, Granite State Health Plan, to serve Medicaid beneficiaries in New Hampshire. Operations are currently expected to commence in the first half of 2013.

In October 2012, we announced that our subsidiary, Kentucky Spirit Health Plan (Kentucky Spirit), notified the Cabinet for Health and Family Services that it is exercising a contractual right that it believes allows Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. Kentucky Spirit has also filed a formal dispute with the Cabinet for damages incurred under the contract. In addition, we have filed a lawsuit in Franklin Circuit Court against the Commonwealth of Kentucky seeking declaratory relief as a result of the Commonwealth's failure to completely and accurately disclose material information.

MEMBERSHIP

From September 30, 2011 to September 30, 2012, we increased our at-risk managed care membership by 887,300, or 54.9%.  The following table sets forth our membership by state for our managed care organizations:

	September 30,		December 31,
	2012	2011	2011
Arizona	23,800	22,800	23,700
Florida	209,600	188,600	198,300
Georgia	312,400	298,000	298,200
Illinois	17,900	13,600	16,300
Indiana	205,400	205,300	206,900
Kentucky	145,400	—	180,700
Louisiana	167,200	—	—
Massachusetts	28,000	34,700	35,700
Mississippi	30,600	30,600	31,600
Missouri	53,900	—	—
Ohio	173,800	162,200	159,900
South Carolina	89,400	86,500	82,900
Texas	930,700	494,500	503,800
Washington	42,000	—	—
Wisconsin	72,900	78,900	78,000
Total at-risk membership	2,503,000	1,615,700	1,816,000
Non-risk membership	—	10,600	4,900
Total	2,503,000	1,626,300	1,820,900

The following table sets forth our membership by line of business:

	September 30,		December 31,
	2012	2011	2011
Medicaid	1,939,400	1,189,900	1,336,800
CHIP & Foster Care	229,600	210,600	213,900
ABD & Medicare	289,800	171,700	218,000
Hybrid Programs	35,700	38,400	40,500
Long-term Care	8,500	5,100	6,800
Total at-risk membership	2,503,000	1,615,700	1,816,000
Non-risk membership	—	10,600	4,900
Total	2,503,000	1,626,300	1,820,900

The following table identifies the Company's dual eligible membership by line of business. The membership tables above include these members.

	September 30,		December 31,
	2012	2011	2011
ABD	76,900	34,000	45,400
Long-term Care	7,800	4,700	6,200
Medicare	4,000	3,100	3,200
Total	88,700	41,800	54,800
The following table provides supplemental information of other membership categories:

	September 30,		December 31,
	2012	2011	2011
Cenpatico Behavioral Health:
Arizona	162,000	175,500	168,900
Kansas	48,500	45,600	46,200

Cenpatico Behavioral Health members in Kansas will begin receiving benefits under the previously announced statewide contract to serve members in the state's KanCare program, estimated to commence in the first quarter of 2013.

RESULTS OF OPERATIONS
The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2012 and 2011, prepared in accordance with generally accepted accounting principles in the United States.
Summarized comparative financial data for the three and nine months ended September 30, 2012 and 2011 is as follows ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change 2011-2012	2012	2011	% Change 2011-2012
Premium	$2,184.1	$1,239.5	76.2%	$5,853.5	$3,640.8	60.8%
Service	28.4	25.8	10.0%	84.0	81.6	3.0%
Premium and service revenues	2,212.5	1,265.3	74.9%	5,937.5	3,722.4	59.5%
Premium tax	235.6	36.8	541.2%	333.5	111.0	200.6%
Total revenues	2,448.1	1,302.1	88.0%	6,271.0	3,833.4	63.6%
Medical costs	2,037.0	1,053.3	93.4%	5,370.1	3,091.0	73.7%
Cost of services	21.7	20.2	7.5%	66.9	60.7	10.2%
General and administrative expenses	181.1	143.0	26.7%	512.3	427.1	20.0%
Premium tax expense	235.9	37.0	537.6%	333.9	111.7	199.0%
Impairment loss	—	—	—%	28.0	—	—%
Earnings from operations	(27.6)	48.6	(156.9)%	(40.2)	142.9	(128.1)%
Investment and other income, net	18.4	(2.0)	(1,080.7)%	18.2	(14.6)	(224.3)%
Earnings (loss) from operations, before income tax expense	(9.2)	46.6	(119.8)%	(22.0)	128.3	(117.1)%
Income tax expense (benefit)	(9.5)	18.4	(151.7)%	(6.1)	49.2	(112.3)%
Net earnings	0.3	28.2	(99.0)%	(15.9)	79.1	(120.1)%
Noncontrolling interest	(3.5)	(0.8)	355.3%	(8.7)	(2.0)	335.1%
Net earnings (loss) attributable to Centene Corporation	$3.8	$29.0	(86.8)%	$(7.2)	$81.1	(108.9)%
Diluted earnings (loss) per common share attributable to Centene Corporation	$0.07	$0.55	(87.3)%	$(0.14)	$1.55	(109.0)%
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenues and Revenue Recognition
Premium and service revenues increased 74.9% in the three months ended September 30, 2012 over the corresponding period in 2011 primarily as a result of the additions between years of the Texas and Arizona expansions, pharmacy carve-ins in Texas and Ohio, Kentucky, Louisiana, Missouri and Washington contracts, and membership growth.
One of our states maintains a reconciliation process associated with membership eligibility and has continued to reconcile membership from previous periods.  The amount of any reduction to revenue related to this review is subject to consideration of rate adequacy calculations, as part of actuarially soundness standards, for the appropriate periods.  We have estimated the revenue impact related to reconciliation adjustments to the retroactive eligibility reductions due to the state and have adjusted our accrual in our consolidated financial statements.  There can be no assurance that future adjustment of amounts related to membership reconciliations will not have a material adverse effect on the Company.

Operating Expenses
Medical Costs
Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended September 30:

	2012	2011
Medicaid and CHIP	91.8%	81.5%
ABD and Medicare	97.3	92.0
Specialty Services	89.5	87.9
Total	93.3	85.0
The consolidated HBR for the three months ended September 30, 2012 was 93.3% compared to 85.0% in the same period in 2011.  The increase compared to last year primarily reflects the recognition of a $63.0 million premium deficiency reserve for our Kentucky contract as well as increased medical costs in Kentucky. Excluding our Kentucky health plan operations, the third quarter 2012 HBR was 88.7%.
In October 2012, we notified the Kentucky Cabinet for Health and Family Services that we are exercising a contractual right that we believe allows our Kentucky Spirit Health Plan to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. As a result, we recorded a premium deficiency reserve included in Medical costs expense of $63.0 million for the Kentucky Spirit Health Plan contract in the quarter ended September 30, 2012. This premium deficiency reserve encompasses the contract period from October 1, 2012 through July 5, 2013.
General & Administrative Expenses
General and administrative expenses, or G&A, increased by $38.1 million in the three months ended September 30, 2012, compared to the corresponding period in 2011.  This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.
The consolidated G&A expense ratio for the three months ended September 30, 2012, and 2011 was 8.2%, and 11.3%, respectively.  The year over year decrease reflects the leveraging of expenses over higher revenues and a reduction in performance based compensation expense which lowered the ratio by 50 basis points.
Other Income (Expense)
The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2012	2011
Investment income	$3.9	$2.5
Gain on sale of investments	1.5	0.1
Gain on sale of investment in convertible note	17.9	—
Interest expense	(4.9)	(4.6)
Other income (expense), net	$18.4	$(2.0)
Investment income. The increase in investment income in 2012 reflects an increase in investment balances over 2011.
Gain on sale of investments. During the third quarter of 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts.
Gain on sale of investment in convertible note. Between July 2008 and October 2011, we made an investment of $30.0 million in secured notes receivable to a third party as part of an investment in certain Medicaid and Medicare related businesses. The notes included a feature to convert the note balance into an equity ownership in the underlying businesses. In September 2012, we executed an agreement with the borrower whereby the borrower agreed to pay us total consideration of $50.0 million for retirement of the outstanding notes and equity ownership conversion feature. As a result, during the third quarter of 2012, we recorded a pre-tax gain of $17.9 million in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the balance sheet.
Interest expense. Interest expense was relatively flat in 2012 compared to 2011, reflecting a consistent interest rate on our Senior Notes.
Income Tax Expense
During the three months ended September 30, 2012, we recognized a tax benefit of $9.5 million compared to tax expense of $18.5 million in the corresponding period in 2011.  During the third quarter of 2012, we recorded a tax benefit resulting from the clarification by a state taxing authority regarding a state income tax calculation.  Accordingly, during the third quarter of 2012, we reversed the reserve associated with the uncertain tax position and recognized a net tax benefit of $4.6 million, or $0.08 per share. We expect the state income tax determination to have a favorable impact of approximately $2.5 million in 2013.

Segment Results
The following table summarizes our operating results by segment for the three months ended September 30, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Medicaid Managed Care	$2,020.0	$1,097.0	84.1%
Specialty Services	660.0	356.6	85.1%
Eliminations	(467.5)	(188.3)	148.2%
Consolidated Total	$2,212.5	$1,265.3	74.9%
Earnings (Loss) from Operations
Medicaid Managed Care	$(55.3)	$38.4	(244.2)%
Specialty Services	27.7	10.1	172.9%
Consolidated Total	$(27.6)	$48.5	(156.9)%
Medicaid Managed Care
Premium and service revenues increased 84.1% in the three months ended September 30, 2012, due to the addition of our Kentucky, Louisiana, Missouri and Washington contracts, Texas expansion, pharmacy carve-ins in Texas and Ohio, and membership growth.  Earnings from operations decreased $93.7 million in the three months ended September 30, 2012, primarily due to the $63.0 million premium deficiency reserve recorded for our Kentucky health plan contract as well as an operating loss of $28.5 million in our Kentucky health plan.
Specialty Services
Premium and service revenues increased 85.1% in the three months ended September 30, 2012, due to the carve-in of pharmacy services in Texas and Ohio, growth in our Medicaid segment and the associated specialty services provided to this increased membership as well as the Arizona expansion.  Earnings from operations increased $17.6 million in the three months ended September 30, 2012, reflecting growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Premium and Service Revenues
Premium and service revenues increased 59.5% in the nine months ended September 30, 2012 over the corresponding period in 2011 as a result of the additions between years of our Illinois, Kentucky, Louisiana, Missouri and Washington contracts, Texas and Arizona expansions, pharmacy carve-ins in Texas and Ohio, and membership growth.  During the nine months ended September 30, 2012, we received premium rate adjustments which yielded a net 2.0% composite change across all of our markets.
Operating Expenses
Medical Costs
Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the nine months ended September 30:

	2012	2011
Medicaid and CHIP	90.8%	82.3%
ABD and Medicare	93.4	90.3
Specialty Services	92.5	87.4
Total	91.7	84.9

The consolidated HBR for the nine months ended September 30, 2012, of 91.7% was an increase of 680 basis points over the comparable period in 2011.  The increase compared to last year primarily reflects (1) the recognition of a $63.0 million premium deficiency reserve for our Kentucky contract as well as increased medical costs in Kentucky, (2) increased medical costs in the March 1, 2012 expansion areas in Texas during the second quarter of 2012 , and (3) a high level of medical costs during the second quarter of 2012 in the individual health business, especially for recently issued polices related to members converted in the first quarter of 2012. Excluding our Kentucky operations, the HBR for the nine months ended September 30, 2012, was 89.1%.
General & Administrative Expenses
General and administrative expenses, or G&A, increased by $85.3 million in the nine months ended September 30, 2012, compared to the corresponding period in 2011.  This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.
The consolidated G&A expense ratio for the nine months ended September 30, 2012, and 2011 was 8.6% and 11.5% respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenues in 2012 and a reduction in performance based compensation expense in 2012 which lowered the G&A expense ratio by 50 basis points.
Other Income (Expense)
The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2012	2011
Investment income	$13.2	$9.2
Gain on sale of investments	1.5	0.2
Gain on sale of investment in convertible note	17.9	—
Debt extinguishment costs	—	(8.5)
Interest expense	(14.4)	(15.5)
Other income (expense), net	$18.2	$(14.6)
Investment income. The increase in investment income in 2012 reflects an increase in investment balances over 2011.
Gain on sale of investments. During the third quarter of 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts.
Gain on sale of investment in convertible note. Between July 2008 and October 2011, we made an investment of $30.0 million in secured notes receivable to a third party as part of an investment in certain Medicaid and Medicare related businesses. The notes included a feature to convert the note balance into an equity ownership in the underlying businesses. In September 2012, we executed an agreement with the borrower whereby the borrower agreed to pay us total consideration of $50.0 million for retirement of the outstanding notes and equity ownership conversion feature. As a result, during the third quarter of 2012, we recorded a pre-tax gain of $17.9 million in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the balance sheet.
Interest expense. Interest expense decreased during the nine months ended September 30, 2012 by $1.1 million reflecting the refinancing of our Senior Notes and execution of the associated interest rate swap agreement in 2011, as well as a reduction in borrowings on our revolver over the prior period.
Income Tax Expense
Excluding the effects of noncontrolling interests, our effective tax rate for the nine months ended September 30, 2012 was a tax benefit of 45.7% compared to tax expense of 37.8% in the corresponding period in 2011.  The tax benefit for the nine months ended September 30, 2012 primarily resulted from decreased earnings in 2012 and a tax benefit resulting from the clarification by a state taxing authority regarding a state income tax calculation.  Accordingly, during the third quarter of 2012, we reversed the reserve associated with the uncertain tax position and recognized a net tax benefit of $4.6 million. These tax benefits were partially offset by Celtic's non-deductible goodwill impairment recorded in the second quarter of 2012.

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
Segment Results
The following table summarizes our operating results by segment for the nine months ended September 30, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Medicaid Managed Care	$5,356.4	$3,229.6	65.9%
Specialty Services	1,850.1	1,038.7	78.1%
Eliminations	(1,269.0)	(545.8)	132.5%
Consolidated Total	$5,937.5	$3,722.5	59.5%
Earnings (Loss) from Operations
Medicaid Managed Care	$(69.8)	$109.0	(164.1)%
Specialty Services	29.6	33.9	(12.6)%
Consolidated Total	$(40.2)	$142.9	(128.1)%
Medicaid Managed Care
Premium and service revenues increased 65.9% in the nine months ended September 30, 2012, due to the addition of our Illinois, Kentucky, Louisiana, Missouri and Washington contracts, Texas expansion, pharmacy carve-ins in Texas and Ohio, and membership growth.  Earnings from operations decreased $178.8 million in the nine months ended September 30, 2012, primarily due to higher medical costs in our Texas health plan, a premium deficiency reserve of $63.0 million recorded for our Kentucky health plan contract and an operating loss of $65.9 million in our Kentucky health plan.
Specialty Services
Premium and service revenues increased 78.1% in the nine months ended September 30, 2012, due to the carve-in of pharmacy services in Texas and Ohio, growth in our Medicaid segment and the associated specialty services provided to this increased membership as well as the Arizona expansion.  Earnings from operations decreased $4.3 million in the nine months ended September 30, 2012, reflecting the impairment loss of $28.0 million recorded in the second quarter of 2012 and a high level of medical costs in Celtic Insurance Company, especially for recently issued polices related to members converted in the first quarter of 2012, partially offset by growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership.
Earnings (Loss) Per Share and Shares Outstanding
Our earnings (loss) per share calculation for the nine months ended September 30, 2012 reflects lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the nine months ended September 30, 2012 and 2011, used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$307.3	$89.7
Net cash used in investing activities	(138.6)	(81.2)
Net cash provided by financing activities	54.2	9.0
Net increase in cash and cash equivalents	$222.9	$17.5

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $307.3 million in the nine months ended September 30, 2012, compared to $89.7 million in the comparable period in 2011.  The cash provided by operations was primarily related to an increase in medical claims liabilities related to the start up of our Louisiana, Missouri and Washington plans and the expansion of our Texas health plan as well as pre-payment of premiums in two of our states.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.  At June 30, 2012, receivables from the State of Georgia totaled approximately $221 million. As a result of capitation payments made during the third quarter 2012, receivables from the State of Georgia were reduced to approximately $106 million at September 30, 2012. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Nine Months Ended September 30,
	2012	2011
Premium and related receivables	$(139.4)	$(13.3)
Unearned revenue	122.1	(65.2)
Net decrease in operating cash flow	$(17.3)	$(78.5)

Cash Flows Used in Investing Activities

Investing activities used cash of $138.6 million in the nine months ended September 30, 2012 and $81.2 million in the comparable period in 2011.  Cash flows from investing activities in 2012 and 2011 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.  As of September 30, 2012, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.2 years.  We had unregulated cash and investments of $36.0 million at September 30, 2012, compared to $38.3 million at December 31, 2011.

We spent $70.6 million and $56.9 million in the nine months ended September 30, 2012 and 2011, respectively, on capital expenditures for system enhancements, a new datacenter and market expansions including $20.9 million for land in close proximity to our corporate headquarters to support future growth.  We anticipate spending approximately $15 million additional on capital expenditures in 2012 primarily associated with system enhancements and market expansions.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $54.2 million in the nine months ended September 30, 2012 compared to $9.0 million in the comparable period in 2011.  During 2012, our financing activities primarily related to borrowings under our revolving credit facility.

We had outstanding letters of credit of $35.6 million as of September 30, 2012, which are not part of our revolving credit facility.  The letters of credit bore interest at 1.03% as of September 30, 2012. We expect the letters of credit to be reduced by $23.3 million during the fourth quarter 2012.

We expect to make capital contributions of approximately $200 million during the fourth quarter of 2012 associated with our growth. These capital contributions are expected to be funded by unregulated cash flow generation in the fourth quarter of 2012 and borrowings on our revolving credit facility.

At September 30, 2012, we had working capital, defined as current assets less current liabilities, of $96.4 million, as compared to $102.4 million at December 31, 2011.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2012, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 29.2%, compared to 27.3% at December 31, 2011.  Excluding the $76.0 million non-recourse mortgage note, our debt to capital ratio is 25.0%, compared to 22.6% at December 31, 2011.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2012, our subsidiaries had aggregate statutory capital and surplus of $865.5 million, compared with the required minimum aggregate statutory capital and surplus requirements of $552.4 million.  Excluding our Kentucky health plan, we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2012, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2012, we had short-term investments of $139.9 million and long-term investments of $593.2 million, including restricted deposits of $33.5 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2012, the fair value of our fixed income investments would decrease by approximately $13.0 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2012, the fair value of our debt would decrease by approximately $11.9 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

In June 2012, a class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Eastern District of Missouri.  The lawsuit alleged, on behalf of purchasers of the Company's securities from February 7, 2012 through June 8, 2012, that the Company and certain of its officers violated federal securities laws by making false or misleading statements principally concerning the Company's fiscal 2012 earnings guidance.  The Company believed the case was without merit. In September 2012, the plaintiff voluntarily dismissed the action without prejudice as to all claims and defendants.
In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services that it is exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. The Company has also filed a formal dispute with the Cabinet for damages incurred under the contract. In addition, the Company has filed a lawsuit in Franklin Circuit Court against the Commonwealth of Kentucky seeking declaratory relief as a result of the Commonwealth's failure to completely and accurately disclose material information.

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

Most of our revenues come from Medicaid, CHIP and ABD premiums.  The base premium rate paid by each state differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories.  Since Medicaid was created in 1965, the federal government and the states have shared the costs, with the federal share currently averaging around 57%. Future levels of Medicaid, CHIP and ABD funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints.

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Court held that states could not be required to expand Medicaid or risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014 but the federal payment rates will be less. It is unknown as to what states will expand their Medicaid programs although certain states, including Florida, Louisiana, and Texas, have indicated that they will not do so.

Although states are currently required by law to maintain current Medicaid eligibility standards until at least 2014, at least one state has filed a lawsuit challenging the constitutionality of the “maintenance of effort” (MOE) provision based on the Supreme Court’s decision. States may also seek to reduce reimbursement or benefits to enable them to afford to maintain their eligibility levels.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid, CHIP, Foster Care and ABD.  The current adverse economic conditions have, and are expected to continue to, put pressures on state budgets as tax and other state revenues decrease while these eligible populations increase, creating more need for funding.  We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases.  In recent years, the majority of states have implemented measures to restrict Medicaid, CHIP, Foster Care and ABD costs and eligibility.  If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between December 31, 2012 and December 31, 2016.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

The ACA also requires that proposed increases of 10% or more of premiums for most individual and small group insurance health insurance plans must be approved by state or federal officials (Rate Review Program).

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

If we fail to comply with Medicare laws and regulation, our growth rate could be limited.

We feel there are potential growth opportunities in dual eligible markets to fully integrate care for dual eligible beneficiaries who are enrolled in both Medicaid and Medicare. The dual eligible population represents a disproportionate amount of state and federal health care spending yet less than 15 percent of dual eligibles are in comprehensive, managed care. As a result, states and the federal government have put dual eligibles on the fast track to managed care and dual eligibles are an important part of our growth strategy.

Although we believe that we substantially comply with all existing Medicare statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our operations. If we fail to comply with existing or future applicable Medicare laws and regulations, states may not allow us to continue to participate in dual eligible demonstration programs or we may fail to win bids to participate in such programs, and our growth strategy may be materially and adversely affected.

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

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies.  HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services.  HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information.  The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights.  It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

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

Beginning in 2014, the ACA requires that policies of health insurance offered in individual and small group markets as well as Medicaid benchmark plans provide coverage of designated items and services known as essential health benefits. These must include at least 10 legally defined benefit categories. HHS has granted states significant flexibility in establishing what constitutes essential health benefits in their states. The diversity of essential health benefits across states will increase the complexity in managing health plans and may affect payments.

Initiatives have begun in at least 26 states to more efficiently care for people who are dually eligible for Medicare and Medicaid. As a result, hospitals are seeking higher Medicare reimbursement rates for these patients from insurers which could negatively impact profits.

The health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The ACA provides comprehensive changes to the U.S.  health care system, which are being phased in at various stages through 2018.   The legislation imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter.  Such assessment may not be deductible for income tax purposes.  If this federal premium tax is imposed as enacted, and if the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

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

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires President Obama to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. Under the sequestration, automatic spending cuts would become effective beginning January 2, 2013. This would result in cuts of 2% ($11.1 billion) to Medicare. However, Medicaid is exempt from the automatic spending cuts.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  For example, we commenced operations in in Kentucky in November 2011, in Louisiana in February 2012, in Missouri and Washington in July 2012, expanded in Texas in March 2012, and expect to commence operations in New Hampshire and Kansas in 2013.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members.  The accuracy of our medical claims liability estimate may also affect our ability to take timely corrective actions, further harming our results.

Assumptions and estimates are utilized in establishing premium deficiency reserves. In October 2012, we notified the Kentucky Cabinet for Health and Family Services that we were exercising a contractual right that we believes allows Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013.  As a result, we recorded a premium deficiency reserve included in Medical costs expense of $63.0 million for the Kentucky contract in the quarter ended September 30, 2012.  The premium deficiency reserve encompasses the contract period from October 1, 2012 through July 5, 2013.  If our assumptions are inaccurate, our reserves may be inadequate to pay medical costs and there could be a material adverse effect on the results of operations and financial condition.  In addition, if the contract is not terminated effective July 5, 2013, we may be required to increase our premium deficiency reserve and there could be a material adverse effect on the results of operations and financial condition.

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

As of September 30, 2012, we had $936.5 million in cash, cash equivalents and short-term investments and $593.2 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of September 30, 2012, we had $551.9 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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
• existing members, who may decide to switch to another healthcare plan; or
• disparate administrative, accounting and finance, and information systems.

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

Our providers and employees involved in medical care decisions may be subject to medical malpractice claims.  In addition, some states have adopted legislation that permits managed care organizations to be held liable for negligent treatment decisions, credentialing or benefits coverage determinations.  Claims of this nature, if successful, could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage.  Therefore, successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.  Even if any claims brought against us are unsuccessful or without merit, they would still be time consuming and costly and could distract our management’s attention.  As a result, we may incur significant expenses and may be unable to operate our business effectively.

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
Goodwill and other intangible assets were $309.4 million as of December 31, 2011 and $277.7 million as of September 30, 2012. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2012
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1 – July 31, 2012	3,427	$36.67	—	1,667,724
August 1 – August 31, 2012	2,252	40.21	—	1,667,724
September 1 – September 30, 2012	3,941	37.27	—	1,667,724
Total	9,620	$37.74	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1[1]	Amendment C (Version 2.3) to the contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.

10.2*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff

10.3*	Amendment No. 1 to Executive Severance and Change in Control Agreement

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

[1] The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 23, 2012.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)