Form 10-K
period 2012-12-31
CENTENE CORP
filed 2013-02-19
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
☒    Large accelerated filer          ☐ Non-accelerated filer  (do not check if a smaller reporting company)
☐    Accelerated filer             ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 29, 2012, was $1.6 billion.
As of February 1, 2013, the registrant had 52,333,516 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2013 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1A. “Risk Factors,” and Part I, Item 3 “Legal Proceedings.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

•	changes in expected contract start dates;

•	changes in expected closing dates for acquisitions;

•	inflation;

•	provider and state contract changes;

•	new technologies;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicare or Medicaid managed care contracts by federal or state governments;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

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

ITEM 1. Business.

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

We operate in two segments: Medicaid Managed Care and Specialty Services. Our Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), long-term care (LTC), Foster Care, dual eligible individuals in Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD. As of December 31, 2012, Medicaid accounted for 77% of our at-risk membership, while CHIP (also including Foster Care) and ABD (also including Medicare) accounted for 9% and 12%, respectively. Hybrid programs and long-term care represent the remaining 2% at-risk membership. Our Specialty Services segment offers products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, LTC programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. Our health plans in Arizona, operated by our long-term care company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

Our at-risk managed care membership totaled 2.6 million as of December 31, 2012. For the year ended December 31, 2012, our premium and service revenues and net earnings attributable to Centene were $8.2 billion and $1.9 million, respectively, and our total cash flow from operations was $278.7 million.

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

INDUSTRY

We provide our services to the uninsured primarily through Medicaid, CHIP, LTC, Foster Care, ABD, Medicare and other state programs for the uninsured. The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid and CHIP market was approximately $401 billion in 2010, and estimate the market will grow to $957 billion by 2021. According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 2.0% in fiscal 2012 and states appropriated an increase of 3.8% for Medicaid in fiscal 2013 budgets.

Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs - one for each U.S. state, each U.S. territory and the District of Columbia. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Many states have selected Medicaid managed care as a means of delivering quality healthcare and controlling costs. We refer to these states as mandated managed care states.

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

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 9 million dual eligible enrollees in 2012. These dual eligibles may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. Dual eligibles also use more services due to their tendency to have more chronic health issues. We serve dual eligibles through our ABD and LTC programs and through Medicare Special Needs Plans.

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

Since the early 1980s, increasing healthcare costs, combined with significant growth in the number of Medicaid recipients, have led many states to establish Medicaid managed care initiatives. Additionally, a number of states are designing programs to cover the rising number of uninsured Americans. The Kaiser Commission on Medicaid and the Uninsured estimated that there were approximately 48 million non-elderly Americans in 2011 that lacked health insurance. We expect that continued pressure on state Medicaid budgets will cause public policy to recognize the value of managed care as a means of delivering improved health outcomes for Medicaid beneficiaries and effectively controlling costs. A growing number of states have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach. As a result, a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, CHIP, LTC, Foster Care and ABD populations.

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014 but the federal payment rates will be less.

Health insurance exchanges are a key component of the ACA, and the marketplace where individuals and small businesses will be able to obtain health insurance. States have the option of operating their own exchange or partnering with the federal government. States choosing neither option will default to a federally-facilitated exchange. All exchanges, regardless of how they are administered, must be ready to begin enrolling consumers on October 1, 2013 and must be fully operational on January 1, 2014. Premium and cost-sharing subsidies will be available to make coverage more affordable and access to exchanges will be limited to U.S. citizens and legal immigrants. Insurers will be required to offer a minimum level of benefits with four levels of coverage that vary based on premiums, out-of-pocket costs, and benefits beyond the minimum required, plus a catastrophic coverage plan. Premium subsidies will be provided to families without access to other coverage and with incomes between 100-400% of the federal poverty level to help them purchase insurance through the exchanges. These subsidies will be offered on a sliding scale basis. Congressional Budget Office (CBO) estimates approximately 9 million individuals enrolling through exchanges by 2014 and the number increasing to 25 million by 2025.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to 15 health plans with at-risk membership totaling 2.6 million in 2012. For the year ended December 31, 2012, we had premium and service revenues of $8.2 billion, representing a five year Compound Annual Growth Rate, of 25.1% and generated total cash flow from operations of $278.7 million.

•
Innovative Technology and Scalable Systems. The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We continue to enhance our systems in order to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions. Our predictive modeling technology enables our medical management operations to proactively case and disease manage specific high risk members. It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines. Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members. Our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing system is capable of expanding to support additional members in an efficient manner.

•
Medicaid Expertise. For more than 25 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We work with state agencies on redefining benefits and eligibility requirements in order to maximize the number of uninsured individuals covered through Medicaid, CHIP, LTC, Foster Care, ABD and other state sponsored programs and expand the types of benefits offered. Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, LTC programs, managed vision, telehealth services and pharmacy benefits management. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

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

 OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on the uninsured and under-insured population and state funded healthcare initiatives. We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2010, we expanded our health plan in Florida into LTC through the acquisition of Citrus Health Care, Inc. In 2011, we expanded our health plan in Texas under an additional STAR+PLUS ABD contract in the Dallas service area and in 2012 under a new contract to serve additional members in several new service areas.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. We are constantly evaluating new opportunities for expansion both domestically and abroad. For instance, in July 2008, we completed the acquisition of Celtic Insurance Company, a nationwide individual health insurance provider. In 2010, we acquired a controlling ownership interest in Casenet, LLC, or Casenet, a care management software provider and in 2012, we acquired the remaining minority ownership interest. In 2013, we announced a definitive agreement to acquire AcariaHealth, one of the nation’s largest, independent, comprehensive specialty pharmacy companies. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

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

•
Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations. We focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. In addition, we focus on states where managed care programs can help address states' financial needs. For example, in 2012, we began managing care for Medicaid members in Louisiana, Missouri and Washington and in 2013, began managing care for Medicaid members in Kansas.

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

•
Maintain Operational Discipline. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management in significant cases. Our executive dashboard is utilized to quickly identify cost drivers and medical trends. Our management team regularly evaluates the financial impact of proposed changes in provider relationships, contracts, changes in membership and mix of members, potential state rate changes and cost reduction initiatives. We may divest contracts or health plans in markets where the state's Medicaid environment, over a long-term basis, does not allow us to meet our targeted performance levels.  For example, as a result of lower than anticipated financial performance, in October 2012, we notified the Cabinet for Health and Family Services that we were terminating our Kentucky Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013.

We have regulated subsidiaries offering healthcare services in each state we serve. The table below provides summary data for the state markets we currently serve:

State	Local Health Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2012	Market Share (1)	At-risk Managed Care Membership at December 31, 2012
Arizona	Bridgeway Health Solutions	2006	9	11.9% (2)	23,500
Florida	Sunshine State Health Plan	2009	32	17.1% (3)	214,000
Georgia	Peach State Health Plan	2006	159	26.7%	313,700
Illinois	IlliniCare Health Plan	2011	7	50.0%	18,000
Indiana	Managed Health Services	1995	92	27.8%	204,000
Kentucky	Kentucky Spirit Health Plan	2011	104	24.9%	135,800
Louisiana	Louisiana Healthcare Connections	2012	64	19.0%	165,600
Massachusetts	CeltiCare Health Plan	2009	14	10.6%	21,500
Mississippi	Magnolia Health Plan	2011	82	55.7%	77,200
Missouri	Home State Health Plan	2012	54	14.3%	59,600
Ohio	Buckeye Community Health Plan	2004	88	10.1%	157,800
South Carolina	Absolute Total Care	2007	39	14.0%	90,100
Texas	Superior HealthPlan	1999	254	25.9%	949,900
Washington	Coordinated Care	2012	39	6.9%	57,200
Wisconsin	Managed Health Services	1984	46	13.1%	72,400
					2,560,300

(1)	Market share represents the % of at-risk members in managed care.

(2)	Reflects LTC membership. The Bridgeway Health Solutions Acute Care program has a market share of 1.5%.

(3)	Reflects Medicaid, ABD and CHIP programs. The Sunshine State Health Plan LTC program has a market share of 10.9%.

Substantially all of our revenue is derived from operations within the United States and its territories, and all of the Company's long lived assets are based in the United States and its territories. We generally receive a fixed premium per member per month pursuant to our state contracts. Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year. Our managed care subsidiaries in Texas had revenues from the state government that represent 36% of our consolidated total revenues in 2012.

MEDICAID MANAGED CARE

Benefits to States

Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs in working with state governments. Among the benefits we are able to provide to the states with which we contract are:

•
Significant cost savings and budget predictability compared to state paid reimbursement for services. We bring bottom-line management experience to our health plans. On the administrative and management side, we bring experience including quality of care improvement methods, utilization management procedures, an efficient claims payment system, and provider performance reporting, as well as managers and staff experienced in using these key elements to improve the quality of and access to care. We generally receive a contracted premium on a per member basis and are responsible for the medical costs and as a result, provide budget predictability.

•
Data-driven approaches to balance cost and verify eligibility. We seek to ensure effective outreach procedures for new members, then educate them and ensure they receive needed services as quickly as possible. Our IT department has created mapping/translation programs for loading membership and linking membership eligibility status to all of Centene's subsystems. We utilize predictive modeling technology to proactively case and disease manage specific high risk members. In addition, we have developed Centelligence, our enterprise data warehouse system to provide a seamless flow of data across our organization, enabling providers and case managers to access information, apply analytical insight and make informed decisions.

•
Establishment of realistic and meaningful expectations for quality deliverables. We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of individuals covered through Medicaid, CHIP, LTC, Foster Care and ABD programs.

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

•
Improved quality and medical outcomes. We have implemented programs developed to improve the quality of healthcare delivered to our members including Smart Start for your Baby, Living Well With Sickle Cell and The CentAccount Program.

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

•
Responsible collection and dissemination of utilization data. We gather utilization data from multiple sources, allowing for an integrated view of our members' utilization of services. These sources include medical, vision and behavioral health claims and encounter data, pharmacy data, dental vendor claims and authorization data from the authorization and case management system utilized by us to coordinate care.

•
Timely and accurate reporting. Our information systems have reporting capabilities which have been instrumental in identifying the need for new and/or improved healthcare and specialty programs. For state agencies, our reporting capability is important in demonstrating an auditable program.

•
Fraud and abuse prevention. We have several systems in place to help identify, detect and investigate potential waste, abuse and fraud including pre and post payment review software.  We collaborate with state and federal agencies and assist with investigation requests. We use nationally recognized standards to benchmark our processes.

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

•	primary and specialty physician care

•	inpatient and outpatient hospital care

•	emergency and urgent care

•	prenatal care

•	laboratory and x-ray services

•	home health and durable medical equipment

•	behavioral health and substance abuse services

•	24-hour nurse advice line

•	transportation assistance

•	vision care

•	dental care

•	immunizations

•	prescriptions and limited over-the-counter drugs

•	therapies

•	social work services

•	care coordination

We also provide the following education and outreach programs to inform, assist and incentivize members in accessing quality, appropriate healthcare services in an efficient manner:

•
Start Smart For Your Baby, or Smart Start, is our award winning prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high-risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits. The program includes risk assessments, education through face-to-face meetings and materials, behavior modification plans, assistance in selecting a physician for the infant and scheduling newborn follow-up visits.  These initiatives are supported by a statistically proven reduction in Neonatal Intensive Care Unit (NICU) days as well as increased gestational birth weights. The program includes a proprietary Notification of Pregnancy process to identify pregnant women more quickly and enables us to help them gain access to prenatal medical care, give them education on their healthcare needs, assist with social needs and concerns, and coordinate referrals to appropriate specialists and the obstetrics (OB) case management program as needed.  The Notification of Pregnancy also identifies women eligible for our high-risk OB management program, or 17P program, which aims to reduce the rate of recurrent pre-term delivery and neonatal intensive care admissions through the use of Progesterone.

Empowering members through educational materials specifically developed for our members is a key part of this program. Our “Your Pregnancy Guide” has received several awards including a National Health Information Awards Silver Medal in 2010, and The Web Health Awards Gold Medal in 2010 for the audio book. In addition, Start Smart has also co-written a book for the first year of life with the American Academy of Pediatrics, "A Guide to Your Baby's Care-The First Year."  This book received a National Health Information Award Bronze Medal in 2011 as well as a Web Health Awards Merit Medical for the audio book.

Start Smart continues to be recognized by multiple organizations. In 2010, Start Smart won the Platinum Award for Consumer Empowerment at the URAC Quality Summit and was awarded the 2010 URAC / GKEN International Health Promotion Award for Community Health. Start Smart was recognized in NCQA Quality Profiles: Focus on Patient Engagement as a featured program in 2011. Start Smart won the Case-in Point Platinum Awards Women's/Children's category for the 17P program in 2010 and the Breastfeeding program in 2012. The program has been featured in several issues of the Medicaid Health Plans of America (MHPA) Best Practices Compendium, as well as a video feature on the MHPA website. The results of the Start Smart program have also been published in several peer reviewed articles.  Our paper “Effects of a Pregnancy Management Program on Birth Outcomes in Managed Medicaid” published in Managed Care in April 2011 was presented at the Care Continuum Alliance as a finalist for the 2012 Population Health Award. In August 2012, the American Journal of Perinatology published the results of our 17P program, “Pregnancy Outcomes of Managed Medicaid Members Prescribed Home Administration of 17 Alpha-Hydroxyprogesterone Caproate.”

•
Connections Plus is a cell phone program developed for high-risk members who have limited or no access to a safe, reliable telephone.  The program puts free, preprogrammed cell phones into the hands of eligible members.  This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency room utilization, hospital admissions and premature birth.  Members are identified through case management activities or through a referral.  Connections Plus is available to high-risk members in all our health plans.  Originally designed for pregnant women and ABD populations, this program has now been expanded to service members with mental health issues, and specific diseases, including sickle cell.  In 2011, Connections Plus received a MHPA Best Practice Award in the Technology Division and in 2012, it was presented at the TripleTree iAwards as a finalist for Consumer Innovation.

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

•
MemberConnections is a community face-to-face outreach and education program designed to create a link between the member and the provider and help identify potential challenges or risk elements to a member's health, such as nutritional challenges and health education shortcomings.  MemberConnections representatives contact new members by phone or mail to discuss managed care, the Medicaid program and our services.  Our MemberConnections representatives make home visits, conduct educational programs and represent our health plans at community events such as health fairs.

•
Health Initiatives for Children is aimed at educating child members on a variety of health topics. In order to empower and educate children, we have partnered with a nationally recognized children's author to develop our own children's book series. Our character, Darby, focuses on obesity prevention and healthy eating, asthma, diabetes, foster care and the ills of smoking. Titles in development include bullying and healthy heart.  In 2013, we are introducing our newly designed “Darby's Kids Club” which will include an interactive website, newsletters, school visits and contests. Our books have been recognized by the National Health Information Awards. Our asthma book for Children, “Adventures from Puffletown,” received the National Health Information Award Silver Medal in 2010. Our children's cookbook, “Super Centeam 5 Cookbook,” received the National Health Information Award Bronze Medal in 2011 and “Smokey Yuckpack!” which focuses on the dangers of smoking received the 2012 National Health Information Award Bronze Medal.

•
Health Initiatives for Teens is aimed at empowering, educating and reinforcing life skills with our teenage members. We have developed an educational series “Off the Chain” that addresses health issues, dealing with chronic diseases such as asthma and teen pregnancy. We have partnered with the National Urban League on a Teen Pregnancy program, including a book we co-wrote with the National Urban League, and an educational course for which the participant can receive high school credits. An interactive website and online course for this program will be launched in 2013. Our “Off the Chain” book has received a 2012 Hermes Gold Medal and a 2011 National Health Information Award Bronze Medal.

•
Living Well with Sickle Cell is our innovative program that assists with coordination of care for our sickle cell members. Our program targets adult members by ensuring that they have established a medical home and work on strategies to reduce unnecessary ER visits and prevent hospitalizations for pain crisis through proper treatment for control of symptoms and chronic complications and promoting self-management. Using our Centelligence systems, we have proactively identified candidates for the medication Hydroxyurea, which is used in certain subsets of sickle cell patients and has resulted in significantly fewer episodes of acute chest syndrome as well as fewer emergency department (ED) and inpatient visits. Our proactive identification has led to doubling of the number of patients taking the medication over the last 3 years. We have also used our CentAccount program to remove barriers for noncompliance by offering incentives to the members. Additionally we have developed an educational book for our members, “Living Well with Sickle Cell” which received a 2012 Hermes Award Honorable Mention and the audio book received 2012 Web Health Awards Silver Medal.

•
My Route for Health is our adult educational series used with our case management and disease management programs. Our Obesity Book has received a 2012 Gold Hermes Award and a 2011 National Health Information Award Gold Medal.

•
Nurtur Diabetes Program is an innovative program that is a collaboration with Nurtur Health, Inc., or Nurtur, and our health plans that targets diabetic patients and educates them on their disease state. This program received the 2012 MHPA Best Practice Award for Outreach.

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

•
The CentAccount Program encourages healthy behaviors by offering members financial incentives for performing certain healthy behaviors.  The incentives are delivered through a restricted-use prepaid debit card redeemable for health-related items only.  This incentive-based approach effectively increases the utilization of preventive services while strengthening the relationships between members and their primary care providers. In 2012, this program received the Case-in-Point Platinum Award for the Medicaid Case Management category.

•
The Asthma Management Program integrates a hands-on approach with a flexible outreach methodology that can be customized to suit the different age groups and populations it serves that are affected by asthma.  Working through Nurtur, we provide proactive identification of members, stratification into appropriate levels of intervention including home visits, culturally sensitive education, and robust outcome reporting.  The program also includes aggressive care coordination to ensure patients have basic services such as transportation to the doctor, electricity to power the nebulizer, and a clean, safe home environment.  During 2011, the Asthma Management Program was the recipient of the EPA National Environmental Leadership Award in Asthma Management. The program also received the Case-in-Point Platinum Award for the Disease Management/Population Health Category and the 2012 URAC Best Practice Platinum Award for Consumer Health.

•
Fluvention is an outreach program aimed at educating members on preventing the transmission of the influenza virus by encouraging members to get the seasonal influenza vaccines and take everyday precautions to prevent illness. We use an integrated communications approach including direct mail, phone calls, providing information via health plan websites and posting information in provider offices.  The health plans also conduct general community awareness through public service announcements on television and radio.  We target education efforts related to health hygiene, preventative care and the benefits of obtaining appropriate care for those at higher-risk for contracting the influenza viruses, including pregnant women, children from six months old up to 24-year-old adults, as well as adults with chronic health conditions.

•
EPSDT Case Management is a preventive care program designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services.  We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•
Life and Health Management Programs are designed to help members understand their disease and treatment plan and improve their wellness in a cost effective manner.  These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and pregnancy.  Our Specialty Services segment manages many of our life and health management programs.  Our ABD program uses a proprietary assessment tool that effectively identifies barriers to care, unmet functional needs, available social supports and the existence of behavioral health conditions that impede a member's ability to maintain a proper health status.  Care coordinators develop individual care plans with the member and healthcare providers ensuring the full integration of behavioral, social and acute care services.  These care plans, while specific to an ABD member, incorporate “Condition Specific” practices in collaboration with physician partners and community resources.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of December 31, 2012, the health plans we currently operate contracted with the following number of physicians and hospitals:

	Primary Care Physicians	Specialty Care Physicians	Hospitals
Arizona	1,026	4,844	26
Florida	2,746	8,675	157
Georgia	3,753	10,324	121
Illinois	2,373	5,467	62
Indiana	1,321	8,301	118
Kentucky	4,303	11,899	120
Louisiana	1,916	5,821	144
Massachusetts	2,348	9,021	41
Mississippi	1,497	4,159	91
Missouri	2,153	8,102	89
Ohio	3,470	18,077	198
South Carolina	1,935	5,565	35
Texas	10,207	30,333	492
Washington	3,352	8,514	120
Wisconsin	3,013	8,912	88
Total	45,413	148,014	1,902

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay hospitals under a variety of methods, including fee-for-service, per diems, diagnostic related grouping and case rates. We pay physicians under a fee-for-service, capitation arrangement, or risk-sharing arrangement. In addition, we are governed by state prompt payment policies.

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

•
Under risk-sharing arrangements, physicians are paid under a capitated or fee-for-service arrangement. The arrangement, however, contains provisions for additional bonus to the physicians or reimbursement from the physicians based upon cost and quality measures.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health, life and health management, managed vision, telehealth services and pharmacy benefits management. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment. Additionally, we contract with dental vendors in markets where dental care is a provided benefit.

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

•
increase emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected members with the coordination of healthcare services in order to meet a member's specific healthcare needs

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

It is our objective to provide access to the highest quality of care for our members.  As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote health care quality.  The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics.  While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We currently have six health plans and three specialty companies with NCQA accreditation.

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

•
Individual and State Sponsored Health Insurance Exchanges. Celtic Insurance Company, or Celtic, is a nationwide healthcare provider licensed in 49 states offering high-quality, affordable health insurance to individual customers and their families. Sold online and through independent insurance agents nationwide, Celtic's portfolio of major medical plans is designed to meet the diverse needs of the uninsured at all budget and benefit levels. Celtic also offers a standalone guaranteed-issue medical conversion program to self-funded employer groups, stop-loss and fully-insured group carriers, managed care plans, and HMO reinsurers.

•
Life and Health Management. Nurtur specializes in implementing life and health management programs that encourage healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs. Health risk appraisals, biometric screenings, online and telephonic wellness programs, disease management and work-life/employee assistance services are areas of focus. Nurtur uses telephonic health and work/life balance coaching, in-home and online interaction and informatics processes to deliver effective clinical outcomes, enhanced patient-provider satisfaction and lower overall healthcare cost.

•
LTC and Acute Care. Bridgeway Health Solutions, or Bridgeway, provides LTC services to the elderly and people with disabilities that meet income and resources requirements who are at risk of being or are institutionalized. Bridgeway participates with community groups to address situations that might be barriers to quality care and independent living. Acute care services include emergency and physician and hospitalization services, limited dental and rehabilitative services and other maternal and child health services.

•
Managed Vision. OptiCare Managed Vision, Inc., or OptiCare, administers routine and medical surgical eye care benefits via its own contracted national network of eye care providers. OptiCare clients include Medicaid, Medicare, and commercial health plans, as well as employer groups. OptiCare has been providing vision network services for over 25 years and offers a variety of plan designs to meet the individual needs of its clients and members.

•
Telehealth Services. NurseWise LP and Nurse Response, Inc. provide a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

•
Pharmacy Benefits Management. US Script, Inc., or US Script, offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a lowest net cost strategy that helps optimize clients' pharmacy benefit.  Services include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, specialty and mail order pharmacy services, and patient and physician intervention.

In 2013, we announced a definitive agreement to acquire AcariaHealth, one of the nation’s largest, independent, comprehensive specialty pharmacy companies. With this transaction, we will expand our specialized pharmacy benefit services for complex diseases, including Hepatitis C, Hemophilia, Multiple Sclerosis, Rheumatoid Arthritis and Oncology.

•
Care Management Software. Casenet, LLC, or Casenet, is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs. During 2012, we acquired the remaining minority interest in Casenet and implemented this new software platform, which is available for sale to third parties, in our health plans.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program provides controls by which we further enhance operations, safeguard against fraud and abuse, improve access to quality care and help assure that our values are reflected in everything we do.

The two primary standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines and Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General, or OIG. Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance. These key components are:

•	written standards of conduct

•	designation of a corporate compliance officer and compliance committee

•	effective training and education

•	effective lines for reporting and communication

•	enforcement of standards through disciplinary guidelines and actions

•	internal monitoring and auditing

•	prompt response to detected offenses and development of corrective action plans

The goal of the program is to build a culture of ethics and compliance, which is assessed periodically using a diagnostic survey to measure the integrity of the organization. Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and various resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for the members of our Board of Directors' Audit Committee to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company to allow employees or other persons to report suspected incidents of misconduct, fraud, abuse or other compliance violations. Furthermore, the Board of Directors reviews an ethics and compliance report on a quarterly basis.

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

In our business, our principal competitors for state contracts, members and providers consist of the following types of organizations:

•
Medicaid Managed Care Organizations focus on providing healthcare services to Medicaid recipients. These organizations consist of national and regional organizations, as well as not-for-profits and smaller organizations that operate in one city or state and are owned by providers, primarily hospitals.

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

REGULATION

Our operations are regulated at both state and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules also may occur periodically.

Our regulated subsidiaries are licensed to operate as health maintenance organizations, third party administrators, utilization review and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid or Medicare enrollees.

The process for obtaining authorization to operate as a managed care organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network and procedures for covering emergency medical conditions. Under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual health insurance provider must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations. These regulations in certain states include:

•	premium taxes or similar assessments

•	stringent prompt payment laws

•	disclosure requirements regarding provider fee schedules and coding procedures

•	programs to monitor and supervise the activities and financial solvency of provider groups

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states' insurance departments reports describing capital structure, ownership, financial condition, intercompany transactions and general business operations. In addition, depending on the size and nature of the transaction, there are various notice and reporting requirements that generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company structure. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

Additionally, the holding company acts of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a company and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of a company.

State Contracts

In addition to being a licensed insurance company or health maintenance organization, in order to be a Medicaid Managed Care organization in each of the states in which we operate, we must operate under a contract with the state's Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. We receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state.

Our state contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid sector, including provisions relating to:

•	eligibility, enrollment and dis-enrollment processes

•	covered services

•	eligible providers

•	subcontractors

•	record-keeping and record retention

•	periodic financial and informational reporting

•	quality assurance

•	accreditation

•	health education and wellness and prevention programs

•	timeliness of claims payment

•	financial standards

•	safeguarding of member information

•	fraud and abuse detection and reporting

•	grievance procedures

•	organization and administrative systems

A health plan or individual health insurance provider's compliance with these requirements is subject to monitoring by state regulators and by CMS. A health plan is also subject to periodic comprehensive quality assurance evaluations by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan or individual health insurance provider must also submit reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

The table below sets forth the terms of our contracts and provides details regarding related renewal or extension and termination provisions. The contracts are subject to termination for cause, an event of default or lack of funding.

Contract	Expiration Date	Renewal or Extension

Arizona - Acute Care	September 30, 2013	Subject to renewal under the state's reprocurement process effective September 30, 2013.

Arizona - Behavioral Health	September 30, 2013	Renewable for two additional one-year terms.

Arizona - LTC	September 30, 2014	May be extended for up to two additional one-year terms.

Arizona - Special Needs Plan (Medicare)	December 31, 2013	Renewable annually for successive 12-month periods.

Florida - LTC (1)	August 31, 2013	Renewable through the state's recertification process.

Florida - Medicaid & ABD	August 31, 2015	Renewable through the state's recertification process.

Florida - CHIP	September 30, 2014	May be extended for up to two additional one-year terms.

Florida - Special Needs Plan (Medicare)	December 31, 2013	Renewable annually for successive 12-month periods.

Georgia - Medicaid & CHIP	June 30, 2013	Renewable for one additional one-year term.

Georgia - Special Needs Plan (Medicare)	December 31, 2013	Renewable annually for successive 12-month periods.

Illinois - ABD	April 30, 2016	May be extended for up to five additional years.

Indiana - Medicaid, CHIP & Hybrid (Healthy Indiana Plan)	December 31, 2014	Renewable for two additional one-year terms.

Kansas - Medicaid, ABD, CHIP, LTC & Foster Care	December 31, 2015	Renewable for two additional one-year terms.

Kentucky - Medicaid, Foster Care, & ABD (2)	July 5, 2013

Louisiana - Medicaid, CHIP & ABD	January 31, 2015	Renewable for an additional two-year period through the state's recertification process.

Massachusetts - Hybrid (Commonwealth Care)	June 30, 2013	Renewable through the state's recertification process.

Missouri - Medicaid, CHIP & Foster Care	June 30, 2013	Renewable for two additional one-year terms.

Mississippi - Medicaid, ABD & Foster Care	December 31, 2013	Renewable through the state's reprocurement process.

New Hampshire - Medicaid, CHIP, Foster Care & ABD	June 30, 2015	Renewable for one additional two-year term.

Ohio - Medicaid, CHIP & ABD (3)	June 30, 2013	Renewable annually for successive 12-month periods.

Ohio - Special Needs Plan (Medicare)	December 31, 2013	Renewable annually for successive 12-month periods.

South Carolina - Medicaid & ABD	December 31, 2013	Renewable through the state's recertification process.

Texas - ABD Dallas Expansion	August 31, 2013	May be extended for up to five additional years.

Texas - CHIP Rural Service Area	August 31, 2013	May be extended for up to five additional years.

Texas - Foster Care	August 31, 2015	May be extended for up to three and a half additional years.

Texas - Hybrid (Healthy Texas)	August 31, 2013	Renewable for two additional two-year terms.

Texas - Medicaid, CHIP &ABD	August 31, 2015	May be extended for up to four and a half additional years.

Texas - Special Needs Plan (Medicare)	December 31, 2013	Renewable annually for successive 12-month periods.

Washington - Medicaid, CHIP, ABD, Foster Care & Hybrid	December 31, 2013	Renewable through the state's recertification process.

Wisconsin - Medicaid, CHIP & ABD	December 31, 2013	Renewable through the state's recertification process every two years.

Wisconsin - Network Health Plan Subcontract	December 31, 2016	Renews automatically for successive five-year terms.

Wisconsin - Special Needs Plan (Medicare)	December 31, 2013	Renewable annually for successive 12-month periods.

[1]
The current Florida LTC contract expires on August 31, 2013. In January 2013, our Florida subsidiary, Sunshine State Health Plan, was notified by the Florida Agency for Health Care Administration it has been recommended for a contract award in 10 regions of the Medicaid Managed Care LTC program. Upon execution of a contract and regulatory approval, enrollment will be implemented out by region, beginning in August 2013 and continuing through March 2014.

[2]
In October 2012, we notified the Kentucky Cabinet for Health and Family Services that we were exercising a contractual right that we believe allows us to terminate our Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. We have also filed a formal dispute with the Cabinet for damages incurred under the contract. In addition, we have filed a lawsuit in Franklin Circuit Court against the Commonwealth of Kentucky seeking declaratory relief as a result of the Commonwealth's failure to completely and accurately disclose material information.

[3]	The current Ohio Medicaid, CHIP & ABD contract expires on June 30, 2013. The recently awarded statewide Ohio Medicaid, CHIP & ABD contract commences July 1, 2013.

HIPAA and HITECH

In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance transactions and ensure the privacy and security of individual health information. Among the main requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the disclosure of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Reinvestment and Recovery Act of 2009, amended certain provisions of HIPAA and introduced new data security obligations for covered entities and their business associates. HITECH also mandated individual notifications in instances of a data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states' Attorneys General in addition to the HHS Office of Civil Rights.

The Privacy and Security Rules and HITECH enhancements establish requirements to protect the privacy of medical records and safeguard personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates. Other requirements of the privacy regulations include:

•	limit certain uses and disclosures of health information, and require individual authorizations for some uses and disclosures of protected health information

•	guarantee individuals the right to access their health information and to know who else has accessed it

•	limit most disclosure of health information to the minimum needed for the intended purpose

•	establish procedures to ensure the protection of health information

•	authorize access to records by researchers and others under certain circumstances

•	establish requirements for information breach notifications

•	impose criminal and civil sanctions for improper uses or disclosures of health information

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

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted. Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards have been modified to version 5010 to prepare for the implementation of the ICD10 coding system. We are planning for an expected transition to ICD10 in October 2014.

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

Other Fraud and Abuse Laws

Investigating and prosecuting healthcare fraud and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicare and Medicaid. The laws and regulations relating to fraud and abuse and the contractual requirements applicable to health plans participating in these programs are complex and regularly changing and compliance with them may require substantial resources. We are constantly looking for ways to improve our waste, fraud and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

EMPLOYEES

As of December 31, 2012, we had approximately 6,800 employees. None of our employees are represented by a union. We believe our relationships with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 8, 2013:

Name	Age	Position
Michael F. Neidorff	70	Chairman, President and Chief Executive Officer
K. Rone Baldwin	54	Executive Vice President, Insurance Group Business Unit
Carol E. Goldman	55	Executive Vice President and Chief Administrative Officer
Jason M. Harrold	43	Executive Vice President, Specialty Company Business Unit
Robert T. Hitchcock	46	Executive Vice President, Health Plan Business Unit
Jesse N. Hunter	37	Executive Vice President, Chief Business Development Officer
Donald G. Imholz	60	Executive Vice President and Chief Information Officer
Edmund E. Kroll	53	Senior Vice President, Finance and Investor Relations
C. David Minifie	42	Executive Vice President, Business Integration & Chief Marketing Officer
William N. Scheffel	59	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	37	Senior Vice President, Corporate Controller and Chief Accounting Officer
Keith H. Williamson	60	Executive Vice President, General Counsel and Secretary

Michael F. Neidorff. Mr. Neidorff has served as our Chairman and Chief Executive Officer since May 2004. From May 1996 to May 2004, Mr. Neidorff served as President, Chief Executive Officer and as a member of our Board of Directors. Mr. Neidorff also serves as a director of Brown Shoe Company, Inc., a publicly-traded footwear company with global operations.

K. Rone Baldwin. Mr. Baldwin has served as our Executive Vice President, Insurance Group Business Unit since December 2012. Prior to joining Centene, he served as Executive Vice President and Business Leader of Group Insurance Business, which included both group health and ancillary product lines, for Guardian Life Insurance Company, which he joined in 2006.

Carol E. Goldman. Ms. Goldman has served as Executive Vice President and Chief Administrative Officer since June 2007. Prior to this position, Ms. Goldman has held various positions of increasing responsibility since joining Centene in 2001.

Jason M. Harrold. Mr. Harrold has served as our Executive Vice President, Specialty Company Business Unit since April 2012. From August 2009 to April 2012, he served as our Senior Vice President, Specialty Business Unit. He served as President of OptiCare from July 2000 to August 2009.

Robert T. Hitchcock. Mr. Hitchcock has served as our Executive Vice President, Health Plan Officer, since October 2012. From March 1997 to October 2012, Mr. Hitchcock held various positions of increasing responsibility at Humana including Divisional Vice President, Western Division Medicare Operations.

Jesse N. Hunter. Mr. Hunter has served as our Executive Vice President, Chief Business Development Officer since December 2012. From February 2012 to December 2012, he served as our Executive Vice President, Operations. He previously served as our Executive Vice President, Corporate Development from April 2008 to February 2012. He served as our Senior Vice President, Corporate Development from April 2007 to April 2008.

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

Edmund E. Kroll. Mr. Kroll has served as our Senior Vice President, Finance and Investor Relations since May 2007.

C. David Minifie. Mr. Minifie has served as our Executive Vice President, Business Integration and Chief Marketing Officer since December 2012. He previously served as our Vice President, Chief Marketing Officer from April 2012 to December 2012. From 1999 to April 2012, Mr. Minifie held various positions of increasing responsibility at Procter & Gamble including Global Eukanuba Associate Marketing Director.

William N. Scheffel. Mr. Scheffel has served as our Executive Vice President, Chief Financial Officer and Treasurer since May 2009. He served as our Executive Vice President, Specialty Business Unit from June 2007 to May 2009.

Jeffrey A. Schwaneke. Mr. Schwaneke has served as our Senior Vice President, Corporate Controller since December 2011 and our Chief Accounting Officer since September 2008. He served as our Vice President, Corporate Controller from July 2008 to December 2011.  He previously served as Vice President, Controller and Chief Accounting Officer at Novelis Inc. from October 2007 to July 2008.

Keith H. Williamson. Mr. Williamson has served as our Executive Vice President, General Counsel and Secretary since November 2012. He served as Senior Vice President and General Counsel from November 2006 to November 2012. Mr. Williamson also serves as a director of PPL Corporation, a publicly-traded utility holding company.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission, or SEC. We make these filings available on our website free of charge, the URL of which is http://www.centene.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014 but the federal payment rates will be less. It is unknown as to what states will expand their Medicaid programs although certain states, including Florida, Louisiana, and Texas, have indicated that they will not do so.

Although states are currently required by law to maintain current Medicaid eligibility standards until at least 2014, at least one state has filed a lawsuit challenging the constitutionality of the “maintenance of effort” (MOE) provision based on the Supreme Court’s decision. States may also seek to reduce reimbursement or benefits to enable them to afford to maintain their eligibility levels.

States periodically consider reducing or reallocating the amount of money they spend for Medicaid, CHIP, LTC, Foster Care and ABD.  The current adverse economic conditions have, and are expected to continue to, put pressures on state budgets as tax and other state revenues decrease while these eligible populations increase, creating more need for funding.  We anticipate this will require government agencies with whom we contract to find funding alternatives, which may result in reductions in funding for current programs and program expansions, contraction of covered benefits, limited or no premium rate increases or premium decreases.  In recent years, the majority of states have implemented measures to restrict Medicaid, CHIP, LTC, Foster Care and ABD costs and eligibility.  If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our revenues and operating results.

Changes to Medicaid, CHIP, LTC, Foster Care and ABD programs could reduce the number of persons enrolled in or eligible for these programs, reduce the amount of reimbursement or payment levels, or increase our administrative or healthcare costs under these programs, all of which could have a negative impact on our business.  Recent legislation generally requires that eligibility levels be maintained, but this could cause states to reduce reimbursement or reduce benefits in order to afford to maintain eligibility levels.  A number of states have requested waivers to the requirements to maintain eligibility levels and legislation has been introduced that would eliminate the requirement that eligibility levels be maintained.  We believe that reductions in Medicaid, CHIP, LTC, Foster Care and ABD payments could substantially reduce our profitability.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between June 30, 2013 and December 31, 2016.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Federal and state governments have enacted fraud and abuse laws and other laws to protect patients’ privacy and access to healthcare.  In some states, we may be subject to regulation by more than one governmental authority, which may impose overlapping or inconsistent regulations.  Violation of these and other laws or regulations governing our operations or the operations of our providers could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide services, the suspension or revocation of our licenses or our exclusion from participating in the Medicaid, CHIP, LTC, Foster Care and ABD programs.  If we were to become subject to these penalties or exclusions as the result of our actions or omissions or our inability to monitor the compliance of our providers, it would negatively affect our ability to operate our business.

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

Medicaid spending by the federal government could be decreased as part of the spending cuts associated with the the debt ceiling.

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires President Obama to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. Under the sequestration, automatic spending cuts would have become effective beginning January 2, 2013. This would result in cuts of 2% ($11.1 billion) to Medicare. Although Medicare is impacted, Medicaid programs are not subject to automatic spending cuts. However, on January 2, 2013, President Obama signed into law The American Taxpayer Relief Act of 2012, which among other things, delayed such automatic spending cuts until March 1, 2013.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  For example, we commenced operations in Kentucky in November 2011, in Louisiana in February 2012, in Missouri and Washington in July 2012 and expanded in Texas in March 2012.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns.

From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members.  The accuracy of our medical claims liability estimate may also affect our ability to take timely corrective actions, further harming our results.

Assumptions and estimates are utilized in establishing premium deficiency reserves. In October 2012, we notified the Kentucky Cabinet for Health and Family Services that we were exercising a contractual right that we believe allows Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013.  As a result, we recorded a premium deficiency reserve included in Medical costs expense of $41.5 million for the Kentucky contract in the year ended December 31, 2012.  The premium deficiency reserve encompasses the contract period from January 1, 2013 through July 5, 2013.  If our assumptions are inaccurate, our reserves may be inadequate to pay medical costs and there could be a material adverse effect on the results of operations and financial condition.  In addition, if the contract is not terminated effective July 5, 2013, we may be required to increase our premium deficiency reserve and there could be a material adverse effect on the results of operations and financial condition.

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

As of December 31, 2012, we had $983.1 million in cash, cash equivalents and short-term investments and $649.5 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of December 31, 2012, we had $539.7 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

The securities and credit markets have been experiencing extreme volatility and disruption over the past several years.  The availability of credit, from virtually all types of lenders, has been restricted.  Such conditions may persist during 2013 and beyond.  In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

Our profitability depends, in large part, upon our ability to contract favorably with hospitals, physicians and other healthcare providers.  Our provider arrangements with our primary care physicians, specialists and hospitals generally may be canceled by either party without cause upon 90 to 120 days prior written notice.  We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts enabling us to service our members profitably.

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
Goodwill and other intangible assets were $276.6 million as of December 31, 2012. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate office headquarters buildings and land located in St. Louis, Missouri. During 2010, our capital expenditures included costs for the construction of a new real estate development on our property, which has accommodated our growing business. During 2011, our capital expenditures also included costs for the construction of a new datacenter.

We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings.

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. The Company has also filed a formal dispute with the Cabinet for damages incurred under the contract. That dispute is currently on appeal to the Finance and Administration Cabinet. In addition, the Company has filed a lawsuit in Franklin Circuit Court against the Commonwealth of Kentucky seeking declaratory relief as a result of the Commonwealth's failure to completely and accurately disclose material information. On January 23, 2013, the Franklin Circuit Court denied the Commonwealth's Motion to Dismiss and retained jurisdiction of the lawsuit, but stayed the proceedings pending a formal, written determination by the Finance and Administration Cabinet.
The Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003. The high and low prices, as reported by the NYSE, are set forth below for the periods indicated.

	2013 Stock Price (through February 13, 2013)		2012 Stock Price		2011 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$47.28	$40.57	$50.36	$38.97	$32.99	$25.08
Second Quarter			50.98	24.26	39.25	31.34
Third Quarter			42.46	28.86	39.35	25.64
Fourth Quarter			46.44	34.73	40.81	25.28

As of February 1, 2013, there were 52 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

On October 26, 2009, the Company's Board of Directors extended the Company's stock repurchase program. The program authorizes the repurchase of up to 4,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. We have 1,667,724 available shares remaining under the program for repurchases as of December 31, 2012. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2012, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2012
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 1 – October 31, 2012	5,561	$38.35	—	1,667,724
November 1 – November 30, 2012	7,805	41.61	—	1,667,724
December 1 – December 31, 2012	223,639	44.88	—	1,667,724
Total	237,005	$44.62	—	1,667,724

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program of up to 4,000,000 shares.  No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2007 to December 31, 2012 with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index over the same period. The graph assumes an investment of $100 on December 31, 2007 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payor Index and assumes the reinvestment of any dividends.

$175
$150
$125
$100
$75
$50
$25
Centene Corporation
New York Stock Exchange Composite Index
MS Health Care Payor Index
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012

	December 31,
	2007	2008	2009	2010	2011	2012
Centene Corporation	$100.00	$71.83	$77.15	$92.35	$144.28	$149.42
New York Stock Exchange Composite Index	100.00	59.11	73.77	81.76	76.76	86.69
MS Health Care Payor Index	100.00	45.19	69.33	79.64	107.39	118.34

Centene Corporation closing stock price	$27.44	$19.71	$21.17	$25.34	$39.59	$41.00
Centene Corporation annual shareholder return	11.7%	(28.2)%	7.4%	19.7%	56.2%	3.6%

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. The assets, liabilities and results of operations of FirstGuard and University Health Plans have been classified as discontinued operations for all periods presented. The data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 are derived from consolidated financial statements included elsewhere in this filing. The data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 are derived from consolidated financial statements not included in this filing.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share data)
Revenues:
Premium	$8,126,205	$5,077,242	$4,192,172	$3,786,525	$3,199,360
Service	112,742	103,765	91,661	91,758	74,953
Premium and service revenues	8,238,947	5,181,007	4,283,833	3,878,283	3,274,313
Premium tax	428,665	159,575	164,490	224,581	90,202
Total revenues	8,667,612	5,340,582	4,448,323	4,102,864	3,364,515
Expenses:
Medical costs	7,446,037	4,324,746	3,584,452	3,230,131	2,704,647
Cost of services	87,705	78,114	63,919	60,789	56,920
General and administrative expenses	704,604	587,004	477,765	447,921	380,421
Premium tax expense	428,354	160,394	165,118	225,888	90,966
Impairment loss	28,033	—	—	—	—
Total operating expenses	8,694,733	5,150,258	4,291,254	3,964,729	3,232,954
Earnings (loss) from operations	(27,121)	190,324	157,069	138,135	131,561
Other income (expense):
Investment and other income	35,957	13,369	15,205	15,691	21,728
Debt extinguishment costs	—	(8,488)	—	—	—
Interest expense	(20,460)	(20,320)	(17,992)	(16,318)	(16,673)
Earnings (loss) from continuing operations, before income tax expense	(11,624)	174,885	154,282	137,508	136,616
Income tax expense (benefit)	(329)	66,522	59,900	48,841	52,435
Earnings (loss) from continuing operations, net of income tax expense	(11,295)	108,363	94,382	88,667	84,181
Discontinued operations, net of income tax expense (benefit) of $0, $0, $4,388, $(1,204), and $(281), respectively	—	—	3,889	(2,422)	(684)
Net earnings (loss)	(11,295)	108,363	98,271	86,245	83,497
Noncontrolling interest	(13,154)	(2,855)	3,435	2,574	—
Net earnings attributable to Centene Corporation	$1,859	$111,218	$94,836	$83,671	$83,497

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$1,859	$111,218	$90,947	$86,093	$84,181
Discontinued operations, net of income tax expense (benefit)	—	—	3,889	(2,422)	(684)
Net earnings	$1,859	$111,218	$94,836	$83,671	$83,497

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.04	$2.22	$1.87	$2.00	$1.95
Discontinued operations	—	—	0.08	(0.06)	(0.02)
Basic earnings per common share	$0.04	$2.22	$1.95	$1.94	$1.93

Diluted:
Continuing operations	$0.03	$2.12	$1.80	$1.94	$1.90
Discontinued operations	—	—	0.08	(0.05)	(0.02)
Diluted earnings per common share	$0.03	$2.12	$1.88	$1.89	$1.88

Weighted average number of common shares outstanding:
Basic	51,509,366	50,198,954	48,754,947	43,034,791	43,275,187
Diluted	53,714,375	52,474,238	50,447,888	44,316,467	44,398,955

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$843,952	$573,698	$434,166	$403,752	$379,099
Investments and restricted deposits	788,634	663,457	639,983	585,183	451,058
Total assets	2,741,682	2,190,336	1,943,882	1,702,364	1,451,152
Medical claims liability	926,302	607,985	456,765	470,932	384,360
Long-term debt	535,481	348,344	327,824	307,085	264,637
Total stockholders' equity	953,767	936,419	797,055	619,427	501,272

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A.“Risk Factors” of this Form 10-K.

OVERVIEW

Our financial performance for 2012 is summarized as follows:

•	Year-end at-risk managed care membership of 2,560,300, an increase of 744,300 members, or 41.0% year over year.

•	Premium and service revenues of $8.2 billion, representing 59.0% growth year over year.

•	Health Benefits Ratio of 91.6%, compared to 85.2% in 2011.

•	General and Administrative expense ratio of 8.6%, compared to 11.3% in 2011.

•	Total operating cash flows of $278.7 million.

•	Diluted net earnings per share of $0.03.

Included in the year ended December 31, 2012, results are the following significant items: (1) a $142.2 million pre-tax operating loss in our Kentucky health plan, including a $41.5 million pre-tax premium deficiency reserve for our Kentucky health plan contract covering the period from January 1, 2013 through July 5, 2013; (2) a pre-tax impairment loss of $28.0 million for the write down of goodwill and intangible assets in the Celtic reporting unit; (3) a $19.4 million pre-tax gain on the sale of investments; and (4) a $5.8 million state income tax benefit. These items are discussed in further detail below.

The following items contributed to our revenue and membership growth over the last two years:

•	Arizona. In October 2011, Bridgeway Health Solutions began operating under an expanded contract to deliver LTC services in three geographic service areas of Arizona.

•	Illinois. In May 2011, our subsidiary, IlliniCare Health Plan, began providing managed care services for older adults and adults with disabilities under the Integrated Care Program in six counties.

•
Kentucky. In November 2011, our subsidiary, Kentucky Spirit Health Plan, began providing managed care services under a contract with the Kentucky Finance and Administration Cabinet to serve Medicaid beneficiaries.

•
Louisiana. In February 2012, our joint venture subsidiary, Louisiana Healthcare Connections (LHC), began operating under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program. LHC completed its three-phase membership roll-out for the three geographical service areas during the second quarter of 2012. In November 2012, the covered services provided by LHC expanded to include pharmacy benefits. During the fourth quarter of 2012, we acquired the ownership interest of our joint venture partner, bringing our ownership to 100%.

•
Mississippi. In December 2012, our subsidiary, Magnolia Health Plan, began operating under an expanded contract to provide managed care services statewide to Medicaid members as well as providing behavioral health services.

•
Missouri. In July 2012, our joint venture subsidiary, Home State Health Plan, began operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state.

•
Ohio. In October 2011, Buckeye Community Health Plan, or Buckeye, began operating under an amended contract with the Ohio Department of Job and Family Services which included the management of the pharmacy benefits for Buckeye's members.

•
Texas. In February 2011, we began operating under an additional STAR+PLUS ABD contract in the Dallas service area and in September 2011, we added additional membership through the contiguous county expansion. In March 2012, the Company began operating under contracts in Texas that expanded its operations through new service areas including the 10 county Hidalgo Service Area and the Medicaid Rural Service Areas of West Texas, Central Texas and North-East Texas, as well as the addition of STAR+PLUS in the Lubbock Service Area.  The expansion also added the management of outpatient pharmacy benefits in all service areas and products, as well as inpatient facility services for the STAR+PLUS program.

•	Washington. In July 2012, we began operating under a new contract with the Washington Health Care Authority to serve Medicaid beneficiaries in the state, operating as Coordinated Care.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the full year benefit in 2013 of business commenced during 2012 in Louisiana, Mississippi, Missouri, Texas and Washington as discussed above.

•
In January 2013, our Kansas subsidiary, Sunflower State Health Plan, began operating under a statewide contract to serve members in the state's KanCare program, which includes TANF, ABD (dual and non-dual), foster care, LTC and CHIP beneficiaries.

•
In January 2013, our Florida subsidiary, Sunshine State Health Plan, was notified by the Florida Agency for Health Care Administration it has been recommended for a contract award in 10 of 11 regions of the Medicaid Managed Care Long Term Care program. Upon execution of a contract and regulatory approval, enrollment will be implemented by region, beginning in August 2013 and continuing through March 2014.

•
In January 2013, we signed a definitive agreement to acquire AcariaHealth, a comprehensive specialty pharmacy company, for $152.0 million. The transaction consideration is anticipated to be financed through a combination of Centene common stock, cash on hand and existing credit facilities. The acquisition is expected to close in the first quarter of 2013, subject to regulatory approval and other customary conditions.

•
In November 2012, our Illinois subsidiary, IlliniCare Health Plan, was selected to serve dual-eligible members in Cook, DuPage, Lake, Kane, Kankakee and Will counties (Greater Chicago region) as part of the Illinois Medicare-Medicaid Alignment Initiative. Enrollment is expected to begin in late 2013.

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

•
In June 2012, we were notified by the ODJFS that Buckeye was selected to be awarded a new and expanded contract to serve Medicaid members in Ohio. Under the new state contract, Buckeye will operate statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). Enrollment is expected to begin in July 2013.

•
In May 2012, we announced that the Governor and Executive Council of New Hampshire had given approval for the Department of Health and Human Services to contract with our subsidiary, Granite State Health Plan, to serve Medicaid beneficiaries in New Hampshire. Operations are currently expected to commence in the second half of 2013.

In October 2012, we announced that our subsidiary, Kentucky Spirit Health Plan (Kentucky Spirit), notified the Cabinet for Health and Family Services that it is exercising a contractual right that it believes allows Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. Kentucky Spirit has also filed a formal dispute with the Cabinet for damages incurred under the contract. That dispute is currently on appeal to the Finance and Administration Cabinet. In addition, we have filed a lawsuit in Franklin Circuit Court against the Commonwealth of Kentucky seeking declaratory relief as a result of the Commonwealth's failure to completely and accurately disclose material information. On January 23, 2013, the Franklin Circuit Court denied the Commonwealth's Motion to Dismiss and retained jurisdiction of the lawsuit, but stayed the proceedings pending a formal, written determination by the Finance and Administration Cabinet.

MEMBERSHIP

From December 31, 2010 to December 31, 2012, we increased our at-risk managed care membership by 1,026,800, or 67.0%.  The following table sets forth our membership by state for our managed care organizations:

	December 31,
	2012	2011	2010
Arizona	23,500	23,700	22,400
Florida	214,000	198,300	194,900
Georgia	313,700	298,200	305,800
Illinois	18,000	16,300	—
Indiana	204,000	206,900	215,800
Kentucky	135,800	180,700	—
Louisiana	165,600	—	—
Massachusetts	21,500	35,700	36,200
Mississippi	77,200	31,600	—
Missouri	59,600	—	—
Ohio	157,800	159,900	160,100
South Carolina	90,100	82,900	90,300
Texas	949,900	503,800	433,100
Washington	57,200	—	—
Wisconsin	72,400	78,000	74,900
Total at-risk membership	2,560,300	1,816,000	1,533,500
Non-risk membership	—	4,900	4,200
Total	2,560,300	1,820,900	1,537,700

The following table sets forth our membership by line of business:

	December 31,
	2012	2011	2010
Medicaid	1,977,200	1,336,800	1,177,100
CHIP & Foster Care	237,700	213,900	210,500
ABD & Medicare	307,800	218,000	104,600
Hybrid Programs	29,100	40,500	36,200
LTC	8,500	6,800	5,100
Total at-risk membership	2,560,300	1,816,000	1,533,500
Non-risk membership	—	4,900	4,200
Total	2,560,300	1,820,900	1,537,700

The following table identifies the Company's dual eligible membership by line of business. The membership tables above include these members.

	December 31,
	2012	2011	2010
ABD	72,800	45,400	22,200
LTC	7,700	6,200	4,600
Medicare	5,100	3,200	2,700
Total	85,600	54,800	29,500
The following table provides supplemental information of other membership categories:

	December 31,
	2012	2011	2010
Cenpatico Behavioral Health:
Arizona	157,900	168,900	174,600
Kansas (1)	49,800	46,200	39,200

(1) Effective January 1, 2013, Cenpatico Behavioral Health's contract in Kansas was discontinued and members began receiving benefits under the statewide KanCare program.

From December 31, 2011 to December 31, 2012 our membership increased as a result of:

•	operations commenced in Louisiana, Missouri and Washington

•	contract awards and geographic expansion in Texas

From December 31, 2010 to December 31, 2011 our membership increased as a result of:

•	operations commenced in Illinois, Kentucky and Mississippi

•	contract awards and geographic expansion in Texas

•	expanded contract awards in Arizona

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2012, 2011 and 2010, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the years ended December 31, 2012, 2011 and 2010 is as follows ($ in millions):

	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
Premium	$8,126.2	$5,077.2	$4,192.2	60.1%	21.1%
Service	112.7	103.8	91.6	8.7%	13.2%
Premium and service revenues	8,238.9	5,181.0	4,283.8	59.0%	20.9%
Premium tax	428.7	159.6	164.5	168.6%	(3.0)%
Total revenues	8,667.6	5,340.6	4,448.3	62.3%	20.1%
Medical costs	7,446.0	4,324.8	3,584.5	72.2%	20.7%
Cost of services	87.7	78.1	63.9	12.3%	22.2%
General and administrative expenses	704.6	587.0	477.7	20.0%	22.9%
Premium tax expense	428.4	160.4	165.1	167.1%	(2.9)%
Impairment loss	28.0	—	—	—%	—%
Earnings (loss) from operations	(27.1)	190.3	157.1	(114.2)%	21.2%
Investment and other income, net	15.5	(15.4)	(2.8)	(200.4)%	454.0%
Earnings (loss) from continuing operations, before income tax expense	(11.6)	174.9	154.3	(106.6)%	13.4%
Income tax expense (benefit)	(0.3)	66.5	59.9	(100.5)%	11.1%
Earnings (loss) from continuing operations, net of income tax	(11.3)	108.4	94.4	(110.4)%	14.8%
Discontinued operations, net of income tax expense of $0, $0, and $4.4 respectively	—	—	3.9	—%	(100.0)%
Net earnings (loss)	(11.3)	108.4	98.3	(110.4)%	10.3%
Noncontrolling interest	(13.2)	(2.8)	3.5	360.7%	(183.1)%
Net earnings attributable to Centene Corporation	$1.9	$111.2	$94.8	(98.3)%	17.3%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$1.9	$111.2	$90.9	(98.3)%	22.3%
Discontinued operations, net of income tax expense	—	—	3.9	—	(100.0)%
Net earnings	$1.9	$111.2	$94.8	(98.3)%	17.3%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.03	$2.12	$1.80	(98.6)%	17.8%
Discontinued operations	—	—	0.08	—%	(100.0)%
Total diluted earnings per common share	$0.03	$2.12	$1.88	(98.6)%	12.8%

Revenues and Revenue Recognition

Our health plans generate revenues primarily from premiums we receive from the states in which we operate. We generally receive a fixed premium per member per month pursuant to our state contracts. We generally receive premium payments and recognize premium revenue during the month in which we are obligated to provide services to our members. In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of our membership. Generally, the risk score is determined by the state analyzing submissions of processed claims data to determine the acuity of our membership relative to the entire state's membership. Some contracts allow for additional premiums associated with certain supplemental services provided such as maternity deliveries. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequently adjusted in the period known. We continuously review and update those estimates as new information becomes available.  It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

Our specialty services generate revenues under contracts with state programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services.

Premium and service revenues collected in advance are recorded as unearned revenue. Premium and service revenues due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management's judgment on the collectibility of these accounts. As we generally receive payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of our financial condition or results of operations.

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

Additionally, we contract with independent actuaries to review our estimates on a quarterly basis. The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability. We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management's judgment, to determine the assumptions to be used in the calculation of our liability for medical costs.

While we believe our IBNR estimate is appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. Accordingly, we cannot assure you that medical costs will not materially differ from our estimates.

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately predict costs incurred. The health benefits ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided.

Cost of Services

Cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager's external revenues and certain direct costs to support the functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the professionals who provide the services and associated expenses.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Premium and Service Revenues

Premium and service revenues increased 59.0% in the year ended December 31, 2012 over the corresponding period in 2011 as a result of the additional revenue from our Illinois, Kentucky, Louisiana, Mississippi, Missouri and Washington contracts, Texas and Arizona expansions, pharmacy carve-ins in Texas and Ohio, and organic membership growth.  During the year ended December 31, 2012, we received premium rate adjustments which yielded a net 2.5% composite increase across all of our markets.

The State of Georgia maintains a reconciliation process associated with membership eligibility and has continued to reconcile membership from previous periods as far back as 2006.  The amount of any reduction to revenue related to this review is subject to consideration of rate adequacy calculations, as part of actuarially sound standards, for the appropriate periods.  We have estimated the revenue impact related to reconciliation adjustments to the retroactive eligibility reductions due to the state and have adjusted our accrual in our consolidated financial statements.  There can be no assurance that future adjustment of amounts related to membership reconciliations will not have a material adverse effect on the Company.

Premium Tax Revenue

Premium tax revenue increased 168.6% in the year ended December 31, 2012 over the corresponding period in 2011 as a result of one of our states paying us approximately $180 million during the year to immediately pass through to specified providers.

Operating Expenses

Medical Costs

The table below depicts the HBR for our membership by member category for the year ended December 31:

	2012	2011
Medicaid and CHIP	91.2%	82.4%
ABD and Medicare	92.1	89.8
Specialty Services	92.5	89.1
Total	91.6	85.2

The consolidated HBR for the year ended December 31, 2012, of 91.6% was an increase of 640 basis points over the comparable period in 2011. The increase compared to last year primarily reflects (1) the continued high level of medical costs in Kentucky including a $41.5 million premium deficiency reserve for for the contract period January 1, 2013 through July 5, 2013, (2) a high level of medical costs in the March 1, 2012 expansion areas in Texas, (3) a high level of medical costs in our individual health business, especially for policies issued to members who converted in the first quarter of 2012 and (4) a high level of flu costs during the fourth quarter of 2012. Excluding our Kentucky operations, the HBR for the year ended December 31, 2012, was 89.6% compared to 84.7% for the year ended December 31, 2011.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $117.6 million in the year ended December 31, 2012, compared to the corresponding period in 2011.  This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.

The consolidated G&A expense ratio for the years ended December 31, 2012 and 2011 was 8.6% and 11.3% respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenues in 2012 and a reduction in performance based compensation expense in 2012 which lowered the G&A expense ratio by approximately 60 basis points.

Impairment Loss

During 2011, the Company completed its annual goodwill and intangible asset impairment testing and concluded that the fair value of all reporting units with material amounts of goodwill was substantially in excess of the carrying value as of our impairment testing date. Specifically, the Company tested its Celtic reporting unit under a quantitative model which included anticipated financial performance for new business to be converted in 2012. Under the quantitative model, the testing revealed that the carrying value exceeded fair value of the Celtic reporting unit by approximately 190%.

During the second quarter of 2012, our subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer during the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act. The Affordable Care Act, among other things, limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the exchange market. As a result of these factors, our expectations for future growth and profitability were lower than previous estimates and we conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit. The impairment analysis resulted in goodwill and intangible asset impairments of $28.0 million, recorded as an impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2.3 million and goodwill of $25.7 million were reported under the Specialty Services segment; $26.6 million of the impairment loss is not deductible for income tax purposes.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2012	2011
Investment income	$16.6	$13.1
Gain on sale of investments	1.5	0.3
Gain on sale of investment in convertible note	17.9	—
Debt extinguishment costs	—	(8.5)
Interest expense	(20.5)	(20.3)
Other income (expense), net	$15.5	$(15.4)

Investment income. The increase in investment income in 2012 primarily reflects higher investment balances in 2012.

Gain on sale of investments. During the year ended December 31, 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short-term liquidity needs due to delays in premium receipts from the state.

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

Interest expense. Interest expense increased during the year ended December 31, 2012 by $0.2 million reflecting the issuance of an additional $175 million in Senior Notes in November 2012, partially offset by the refinancing of our $250 million Senior Notes and execution of the associated interest rate swap agreement in May 2011.

Income Tax Expense

In the year ended December 31, 2012, we recorded a tax benefit of $0.3 million compared to tax expense of $66.5 million in the corresponding period in 2011.  The tax benefit for the year ended December 31, 2012 primarily resulted from decreased earnings in 2012 and a tax benefit resulting from the clarification by a state taxing authority regarding a state income tax calculation.  Accordingly, we reversed the reserve associated with the uncertain tax position and recognized a net tax benefit of $5.8 million. These tax benefits were partially offset by Celtic's non-deductible goodwill impairment recorded in the second quarter of 2012.

Noncontrolling Interest

In the year ended December 31, 2012, we recorded a $13.2 million add back of expense attributable to noncontrolling interest in our Louisiana and Missouri health plans and Casenet. During the fourth quarter of 2012, we acquired the remaining ownership interest in Casenet and our Louisiana health plan, bringing our ownership to 100%. In the year ended December 31, 2011, we recorded a $2.9 million reduction in earnings attributable to the noncontrolling interest in Casenet.

Segment Results

The following table summarizes our operating results by segment for the year ended December 31, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Medicaid Managed Care	$7,483.3	$4,515.5	65.7%
Specialty Services	2,550.9	1,484.3	71.9%
Eliminations	(1,795.3)	(818.8)	119.3%
Consolidated Total	$8,238.9	$5,181.0	59.0%
Earnings (Loss) from Operations
Medicaid Managed Care	$(83.2)	$153.0	(154.4)%
Specialty Services	56.1	37.3	50.2%
Consolidated Total	$(27.1)	$190.3	(114.2)%

Medicaid Managed Care

Premium and service revenues increased 65.7% in the year ended December 31, 2012, due to the addition of our Illinois, Kentucky, Louisiana, Mississippi, Missouri and Washington contracts, Texas expansion, pharmacy carve-ins in Texas and Ohio, and organic membership growth.  Earnings from operations decreased $236.2 million in the year ended December 31, 2012, primarily due to higher medical costs in our Texas health plan specifically in the expansion areas, a premium deficiency reserve of $41.5 million recorded for our Kentucky health plan contract, an operating loss in our Kentucky health plan and increased flu costs during the fourth quarter of 2012.

Specialty Services

Premium and service revenues increased 71.9% in the year ended December 31, 2012, due to (1) the carve-in of pharmacy services in Texas and Ohio, (2) Specialty Company revenue related to the growth in our Medicaid segment and the associated specialty services provided to this increased membership and (3) the Arizona expansion.  Earnings from operations increased $18.8 million in the year ended December 31, 2012, reflecting growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership, partially offset by the impairment loss of $28.0 million recorded in the second quarter of 2012 and a high level of medical costs in Celtic Insurance Company, especially for members converted in the first quarter of 2012.

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

Operating Expenses

Medical Costs

The table below depicts the HBR for our membership by member category for the year ended December 31,:

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

Investment and Other Income, Net

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2011	2010
Investment income	$13.1	$14.9
Gain on sale of investments	0.3	2.5
Impairment of investment	—	(5.5)
Gain on Reserve Primary Fund distributions	—	3.3
Debt extinguishment costs	(8.5)	—
Interest expense	(20.3)	(18.0)
Other income (expense), net	$(15.4)	$(2.8)

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

Interest expense. Interest expense for 2011 increased by $2.3 million from 2010 primarily due to borrowings on the mortgage loan associated with the real estate development including our corporate headquarters. The real estate development was placed in service in the third quarter of 2010 and, accordingly, we ceased capitalizing interest on the project. The increase in interest expense was partially offset by reduced interest expense reflecting the refinancing of our Senior Notes and lower interest rate as a result of the execution of the associated interest rate swap agreements in 2011.

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

Segment Results

The following table summarizes our operating results by segment for the year ended December 31, (in millions):

	2011	2010	% Change 2010-2011
Premium and Service Revenues
Medicaid Managed Care	$4,515.5	$3,740.5	20.7%
Specialty Services	1,484.3	1,112.1	33.5%
Eliminations	(818.8)	(568.8)	44.0%
Consolidated Total	$5,181.0	$4,283.8	20.9%
Earnings from Operations
Medicaid Managed Care	$153.0	$117.1	30.6%
Specialty Services	37.3	40.0	(6.6)%
Consolidated Total	$190.3	$157.1	21.1%

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

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2012, 2011 and 2010, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$278.7	$261.7	$168.9
Net cash used in investing activities	(187.9)	(129.1)	(210.6)
Net cash provided by financing activities	179.5	6.9	72.1
Net increase in cash and cash equivalents	$270.3	$139.5	$30.4

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $278.7 million in 2012, compared to $261.7 million in 2011 and $168.9 million in 2010.

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

	Year Ended December 31,
	2012	2011	2010
Premium and related receivables	$(116.6)	$(11.3)	$(23.4)
Unearned revenue	24.7	(109.1)	25.7
Net (decrease) increase in operating cash flow	$(91.9)	$(120.4)	$2.3

The cash provided by operations in 2012 was primarily related to an increase in medical claims liabilities related to the start up of our Louisiana, Missouri and Washington plans and the expansion of our Texas health plan as well as pre-payment of premiums in one of our states at December 31, 2012, partially offset by increases in premium and related receivables resulting from our health plan growth in 2012.

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

Net cash provided by operating activities benefited in 2010 as a result of prepayments from several of our states. Cash flows from operations in 2010 also reflected an increase in premium and related receivables and medical claims liability primarily due to increased business in Florida, Massachusetts and South Carolina.

Cash Flows Used in Investing Activities

Investing activities used cash of $187.9 million in 2012, $129.1 million in 2011 and $210.6 million in 2010.  Cash flows from investing activities in 2012 and 2011 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2012, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.6 years. These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs. Our investment guidelines comply with the regulatory restrictions enacted in each state. We had unregulated cash and investments of $37.3 million at December 31, 2012, compared to $38.3 million at December 31, 2011.

We spent $82.1 million, $73.7 million and $118.6 million in 2012, 2011 and 2010 respectively, on capital expenditures for system enhancements, a new datacenter and market expansions including $20.9 million in 2012 for land in close proximity to our corporate headquarters to support future growth and $55.3 million in 2010 for a real estate development that included the Company's corporate headquarters. We anticipate spending approximately $75 million on capital expenditures in 2013 primarily associated with system enhancements and market expansions.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $179.5 million, $6.9 million and $72.1 million in 2012, 2011 and 2010 respectively.  Financing activities in 2012, 2011 and 2010 are discussed below.

2012. In November 2012, pursuant to a shelf registration statement, we issued an additional $175 million of non-callable 5.75% Senior Notes due June 1, 2017 ($175 million Add-on Notes) at a premium to yield 4.29%. The indenture governing the $175 million Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. We used the net proceeds from the offering to make capital contributions to our regulated subsidiaries.

2011. In January 2011, we replaced our $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver. The revolver is unsecured and has a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth. Borrowings under the revolver will bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate. There is a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.

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

2010. During the first quarter of 2010, we completed the sale of 5.75 million shares of common stock for $19.25 per share. Net proceeds from the sale of the shares were approximately $104.5 million. A portion of the net proceeds was used to repay the outstanding indebtedness under our $300 million revolving credit loan facility ($84.0 million as of December 31, 2009). The remaining net proceeds were used to fund our acquisition in South Carolina as well as capital expenditures.

Liquidity Metrics

As of December 31, 2012, we had no borrowings outstanding under our $350 million revolving credit facility, leaving availability of $350.0 million, and we were in compliance with all covenants. We had outstanding letters of credit of $17.3 million as of December 31, 2012, which are not part of our revolving credit facility.  The letters of credit bore interest at 1.07% as of December 31, 2012.

Under the terms of our revolving credit facility debt covenants at December 31, 2012, we were required to maintain a maximum total debt to EBITDA ratio of 2.75.  As of December 31, 2012, our borrowing availability under our revolving credit facility would have been limited as a result of this ratio.  In February 2013, we amended our $350 million revolving credit facility to add an additional pricing tier, increase the maximum total debt to EBITDA ratio during the first three quarters of 2013 to provide for increased borrowing availability and change the maximum total debt to EBITDA ratio to 3.0 as of December 31, 2013 and thereafter.

At December 31, 2012, we had working capital, defined as current assets less current liabilities, of $176.5 million, as compared to $102.4 million at December 31, 2011.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At December 31, 2012, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.1%, compared to 27.3% at December 31, 2011.  Excluding the $75.4 million non-recourse mortgage note, our debt to capital ratio is 32.7%, compared to 22.6% at December 31, 2011.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2012 or 2011.

During the year ended December 31, 2012, 2011 and 2010, we received dividends of $29.0 million, $69.1 million, $67.9 million, respectively, from our regulated subsidiaries.

2013 Expectations

In January 2013, we signed a definitive agreement to acquire AcariaHealth, one of the nation’s largest, independent, comprehensive specialty pharmacy companies for $152.0 million. The transaction consideration is anticipated to be financed through a combination of approximately 60% Centene common stock with the remainder from cash on hand and existing credit facilities. The acquisition is expected to close in the first quarter of 2013, subject to regulatory approval and other customary conditions.

We expect to make capital contributions to our insurance subsidiaries of approximately $450 million during 2013 associated with our growth. These capital contributions are expected to be funded by unregulated cash flow generation in 2013 and borrowings on our revolving credit facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility, along with the issuance of shares of Centene common stock in connection with the acquisition of AcariaHealth discussed above will be sufficient to finance our general operations, planned acquisition of AcariaHealth and capital expenditures for at least 12 months from the date of this filing.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$926,302	$926,302	$—	$—	$—
Debt and interest	665,669	31,893	70,750	475,109	87,917
Operating lease obligations	102,941	22,053	38,398	28,595	13,895
Purchase obligations	46,716	20,184	25,536	832	164
Other long-term liabilities [1]	—	—	—	—	—
Total	$1,741,628	$1,000,432	$134,684	$504,536	$101,976
________________________________
1 Our Consolidated Balance Sheet as of December 31, 2012 includes $55,344 of other long-term liabilities. This consists primarily of long-term deferred income taxes, liabilities under our deferred compensation plan, and reserves for uncertain tax positions. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain. As of December 31, 2012 , reserves for uncertain tax positions totaled $7,870. See the "Income Taxes" footnote for additional information regarding our deferred tax positions and accruals for uncertain tax positions. Other long-term liabilities also includes $7,487 separate account liabilities from third party reinsurance that will not be settled in cash.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2012, our subsidiaries had aggregate statutory capital and surplus of $990.3 million, compared with the required minimum aggregate statutory capital and surplus requirements of $617.0 million.  Excluding our Kentucky health plan, we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2012, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

 We apply various estimation methods depending on the claim type and the period for which claims are being estimated.  For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors.  Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors.  For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates.  The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been received or adjudicated as of the reporting period to the estimate of the total ultimate incurred costs.  When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  See “Risk Factors - Failure to accurately predict our medical expenses could negatively affect our financial position, results of operations or cash flows.” These approaches are consistently applied to each period presented.

Additionally, we contract with independent actuaries to review our estimates on a quarterly basis. The independent actuaries provide us with a review letter that includes the results of their analysis of our medical claims liability. We do not solely rely on their report to adjust our claims liability. We utilize their calculation of our claims liability only as additional information, together with management's judgment, to determine the assumptions to be used in the calculation of our liability for claims.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2012 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(2.0)%	$107,600	(2.0)%	$(31,700)
(1.5)	80,300	(1.5)	(23,900)
(1.0)	53,300	(1.0)	(15,900)
(0.5)	26,500	(0.5)	(8,100)
0.5	(26,300)	0.5	8,100
1.0	(52,200)	1.0	16,000
1.5	(77,900)	1.5	24,200
2.0	(103,300)	2.0	32,200

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $5.8 million for the year ended December 31, 2012.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, January 1,	$607,985	$456,765	$470,932
Incurred related to:
Current year	7,499,437	4,390,123	3,652,521
Prior years [1]	(53,400)	(65,377)	(68,069)
Total incurred	7,446,037	4,324,746	3,584,452

Paid related to:
Current year	6,535,537	3,788,808	3,203,585
Prior years	550,708	384,718	395,034
Total paid	7,086,245	4,173,526	3,598,619

Less: Premium deficiency reserve	41,475	—	—

Balance, December 31,	$926,302	$607,985	$456,765

Claims inventory, December 31	641,000	495,500	434,900
Days in claims payable [2]	41.1	45.3	44.7
________________________

[1]
Excluding the impact of the medical costs related to the retroactive assignment of members in our Kentucky health plan, the amount of "Incurred related to: Prior years" shown for 2012 in the table above would have been $(61.7) million.

[2]
Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year, excluding the Kentucky premium deficiency reserve liability.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2012 will be known by the end of 2013.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. In addition, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following are examples of medical management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

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

•	Incorporation of disease management which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma.

•	Prenatal and infant health programs utilized in our Start Smart For Your Baby outreach service.

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. At December 31, 2012, we had $256.3 million of goodwill and $20.3 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	7 - 10 years
Customer relationships	5 - 15 years
Trade names	7 - 20 years

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of December 31, 2012, we had short-term investments of $139.1 million and long-term investments of $649.5 million, including restricted deposits of $34.8 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2012, the fair value of our fixed income investments would decrease by approximately $17.8 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2012, the fair value of our debt would decrease by approximately $11.3 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 18, 2013

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$843,952	$573,698
Premium and related receivables	263,452	157,450
Short-term investments	139,118	130,499
Other current assets	127,080	78,363
Total current assets	1,373,602	940,010
Long-term investments	614,723	506,140
Restricted deposits	34,793	26,818
Property, software and equipment, net	377,726	349,622
Goodwill	256,288	281,981
Intangible assets, net	20,268	27,430
Other long-term assets	64,282	58,335
Total assets	$2,741,682	$2,190,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$926,302	$607,985
Premium deficiency reserve	41,475	—
Accounts payable and accrued expenses	191,343	216,504
Unearned revenue	34,597	9,890
Current portion of long-term debt	3,373	3,234
Total current liabilities	1,197,090	837,613
Long-term debt	535,481	348,344
Other long-term liabilities	55,344	67,960
Total liabilities	1,787,915	1,253,917
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 55,339,160 issued and 52,329,248 outstanding at December 31, 2012, and 53,586,726 issued and 50,864,618 outstanding at December 31, 2011	55	54
Additional paid-in capital	450,856	421,981
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,189	5,761
Retained earnings	566,820	564,961
Treasury stock, at cost (3,009,912 and 2,722,108 shares, respectively)	(69,864)	(57,123)
Total Centene stockholders’ equity	953,056	935,634
Noncontrolling interest	711	785
Total stockholders’ equity	953,767	936,419
Total liabilities and stockholders’ equity	$2,741,682	$2,190,336

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Premium	$8,126,205	$5,077,242	$4,192,172
Service	112,742	103,765	91,661
Premium and service revenues	8,238,947	5,181,007	4,283,833
Premium tax	428,665	159,575	164,490
Total revenues	8,667,612	5,340,582	4,448,323
Expenses:
Medical costs	7,446,037	4,324,746	3,584,452
Cost of services	87,705	78,114	63,919
General and administrative expenses	704,604	587,004	477,765
Premium tax expense	428,354	160,394	165,118
Impairment loss	28,033	—	—
Total operating expenses	8,694,733	5,150,258	4,291,254
Earnings (loss) from operations	(27,121)	190,324	157,069
Other income (expense):
Investment and other income	35,957	13,369	15,205
Debt extinguishment costs	—	(8,488)	—
Interest expense	(20,460)	(20,320)	(17,992)
Earnings (loss) from continuing operations, before income tax expense	(11,624)	174,885	154,282
Income tax expense (benefit)	(329)	66,522	59,900
Earnings (loss) from continuing operations, net of income tax expense	(11,295)	108,363	94,382
Discontinued operations, net of income tax expense of $0, $0, and $4,388, respectively	—	—	3,889
Net earnings (loss)	(11,295)	108,363	98,271
Noncontrolling interest	(13,154)	(2,855)	3,435
Net earnings attributable to Centene Corporation	$1,859	$111,218	$94,836

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$1,859	$111,218	$90,947
Discontinued operations, net of income tax expense	—	—	3,889
Net earnings	$1,859	$111,218	$94,836

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.04	$2.22	$1.87
Discontinued operations	—	—	0.08
Basic earnings per common share	$0.04	$2.22	$1.95

Diluted:
Continuing operations	$0.03	$2.12	$1.80
Discontinued operations	—	—	0.08
Diluted earnings per common share	$0.03	$2.12	$1.88

Weighted average number of common shares outstanding:
Basic	51,509,366	50,198,954	48,754,947
Diluted	53,714,375	52,474,238	50,447,888

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net earnings (loss)	$(11,295)	$108,363	$98,271
Reclassification adjustment, net of tax	(1,789)	(549)	(1,660)
Change in unrealized gains on investments, net of tax	1,217	(114)	736
Other comprehensive earnings (loss)	(572)	(663)	(924)
Comprehensive earnings (loss)	(11,867)	107,700	97,347
Comprehensive earnings (loss) attributable to the noncontrolling interest	(13,154)	(2,855)	3,435
Comprehensive earnings attributable to Centene Corporation	$1,287	$110,555	$93,912

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2009	45,593,383	$46	$281,806	$7,348	$358,907	2,414,010	$(47,262)	$18,582	$619,427
Consolidation of noncontrolling interest	—	—	—	—	—	—	—	3,104	3,104
Comprehensive Earnings:
Net earnings	—	—	—	—	94,836	—	—	3,435	98,271
Change in unrealized investment gains, net of $(511) tax	—	—	—	(924)	—	—	—	—	(924)
Total comprehensive earnings									97,347
Common stock issued for stock offering	5,750,000	6	104,528	—	—	—	—	—	104,534
Common stock issued for employee benefit plans	828,654	—	4,254	—	—	—	—	—	4,254
Issuance of stock warrants	—	—	296	—	—	—	—	—	296
Common stock repurchases	—	—	—	—	—	141,203	(3,224)	—	(3,224)
Stock compensation expense	—	—	13,874	—	—	—	—	—	13,874
Excess tax benefit from stock compensation	—	—	868	—	—	—	—	—	868
Redemption / purchase of noncontrolling interest	—	—	(21,420)	—	—	—	—	(14,056)	(35,476)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(7,949)	(7,949)
Balance, December 31, 2010	52,172,037	$52	$384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055
Comprehensive Earnings:
Net earnings	—	—	—	—	111,218	—	—	(2,855)	108,363
Change in unrealized investment gain, net of $(334) tax	—	—	—	(663)	—	—	—	—	(663)
Total comprehensive earnings									107,700
Common stock issued for employee benefit plans	1,414,689	2	15,435	—	—	—	—	—	15,437
Exercise of stock warrants	—	—	—	—	—	(50,000)	1,172	—	1,172
Common stock repurchases	—	—	—	—	—	216,895	(7,809)	—	(7,809)
Stock compensation expense	—	—	18,171	—	—	—	—	—	18,171
Excess tax benefits from stock compensation	—	—	4,169	—	—	—	—	—	4,169
Contributions from Noncontrolling interest	—	—	—	—	—	—	—	813	813
Deconsolidation of Noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Balance, December 31, 2011	53,586,726	$54	$421,981	$5,761	$564,961	2,722,108	$(57,123)	$785	$936,419
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,859	—	—	(13,154)	(11,295)
Change in unrealized investment gain, net of $(296) tax	—	—	—	(572)	—	—	—	—	(572)
Total comprehensive earnings (loss)									(11,867)
Common stock issued for employee benefit plans	1,752,434	1	16,725	—	—	—	—	—	16,726
Common stock repurchases	—	—	—	—	—	287,804	(12,741)	—	(12,741)
Stock compensation expense	—	—	25,332	—	—	—	—	—	25,332
Excess tax benefits from stock compensation	—	—	10,999	—	—	—	—	—	10,999
Purchase of noncontrolling interest	—	—	(24,181)	—	—	—	—	11,988	(12,193)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,092	1,092
Balance, December 31, 2012	55,339,160	$55	$450,856	$5,189	$566,820	3,009,912	$(69,864)	$711	$953,767

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(11,295)	$108,363	$98,271
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	65,866	58,327	52,000
Stock compensation expense	25,332	18,171	13,874
Impairment loss	28,033	—	5,531
Gain on sale of investment in convertible note	(17,880)	—	—
Gain on sale of investments, net	(1,484)	(287)	(6,337)
Gain on sale of UHP	—	—	(8,201)
Debt extinguishment costs	—	8,488	—
Deferred income taxes	(14,438)	2,031	10,317
Changes in assets and liabilities
Premium and related receivables	(116,558)	(11,306)	(23,359)
Other current assets	(36,818)	(11,812)	(3,240)
Other assets	2,825	(2)	(2,028)
Medical claims liabilities	359,792	149,756	(30,421)
Unearned revenue	24,707	(109,082)	25,700
Accounts payable and accrued expenses	(21,474)	38,889	37,398
Other operating activities	(7,917)	10,160	(573)
Net cash provided by operating activities	278,691	261,696	168,932
Cash flows from investing activities:
Capital expenditures	(82,144)	(73,708)	(118,556)
Purchases of investments	(695,687)	(318,397)	(615,506)
Sales and maturities of investments	589,921	267,404	570,423
Proceeds from asset sales	—	—	13,420
Investments in acquisitions, net of cash acquired	—	(4,375)	(60,388)
Net cash used in investing activities	(187,910)	(129,076)	(210,607)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,912	15,815	3,419
Proceeds from borrowings	400,500	419,183	218,538
Proceeds from stock offering	—	—	104,534
Payment of long-term debt	(218,234)	(416,283)	(195,728)
Excess tax benefits from stock compensation	10,996	4,435	963
Common stock repurchases	(12,741)	(7,809)	(3,224)
Contribution from (to) noncontrolling interest	1,092	813	(7,387)
Purchase of noncontrolling interest	(14,429)	—	(48,257)
Debt issue costs	(3,623)	(9,242)	(769)
Net cash provided by financing activities	179,473	6,912	72,089
Net increase in cash and cash equivalents	270,254	139,532	30,414
Cash and cash equivalents, beginning of period	573,698	434,166	403,752
Cash and cash equivalents, end of period	$843,952	$573,698	$434,166
Supplemental disclosures of cash flow information:
Interest paid	$21,605	$27,383	$17,296
Income taxes paid	$42,877	$50,444	$53,938

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-line healthcare enterprise operating in two segments: Medicaid Managed Care and Specialty Services. The Medicaid Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program, or CHIP, Long-term Care (LTC), Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD. The Specialty Services segment offers products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, LTC programs, managed vision, telehealth services, and pharmacy benefits management to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. The health plans in Arizona, operated by our LTC company, and Massachusetts, operated by our individual health insurance provider, are included in the Specialty Services segment.

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

Short-term and long-term investments are generally classified as available for sale and are carried at fair value. Certain equity investments are recorded using the cost or equity method. Unrealized gains and losses on investments available for sale are excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholders' equity, net of income tax effects. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. The Company monitors the difference between the cost and fair value of investments. Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

The Company uses the equity method to account for certain of its investment in entities that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value.

Restricted Deposits

Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term, regardless of the contractual maturity date, due to the nature of the states' requirements. The Company is required to annually adjust the amount of the deposit pledged to certain states.

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

Fixed Asset	Depreciation Period
Buildings and land improvements	5 - 40 years
Computer hardware and software	2 - 7 years
Furniture and equipment	3 - 10 years
Leasehold improvements	1 - 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	7 - 10 years
Customer relationships	5 - 15 years
Trade names	7 - 20 years

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

The Company tests goodwill for impairment using a fair value approach. The Company is required to test for impairment at least annually, absent a triggering event including a significant decline in operating performance that would require an impairment assessment. Absent any impairment indicators, the Company performs its goodwill impairment testing during the fourth quarter of each year. The Company recognizes an impairment charge for any amount by which the carrying amount of goodwill exceeds its implied fair value.

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

The Company's development of the medical claims liability estimate is a continuous process which it monitors and refines on a monthly basis as additional claims receipts and payment information becomes available. As more complete claim information becomes available, the Company adjusts the amount of the estimates, and includes the changes in estimates in medical costs in the period in which the changes are identified. In every reporting period, the operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods. The Company consistently applies its reserving methodology from period to period. As additional information becomes known, it adjusts the actuarial model accordingly to establish medical claims liability estimates.

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

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans. The Company receives a fixed premium per member per month pursuant to its state contracts. The Company generally receives premium payments during the month it provides services and recognizes premium revenue during the period in which it is obligated to provide services to its members. In some instances, the Company's base premiums are subject to an adjustment, or risk score, based on the acuity of its membership. Generally, the risk score is determined by the State analyzing submissions of processed claims data to determine the acuity of the Company's membership relative to the entire state's Medicaid membership. Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. We continuously review and update those estimates as new information becomes available.  It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

The Company's specialty companies generate revenues under contracts with state programs, individuals, healthcare organizations and other commercial organizations, as well as from the Company's own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of service.

Premium and Related Receivables and Unearned Revenue

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectibility of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below:

	2012	2011	2010
Allowances, beginning of year	639	17	1,338
Amounts charged to expense	1,350	865	(48)
Write-offs of uncollectible receivables	(1,208)	(243)	(1,273)
Allowances, end of year	781	639	17

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The current contracts expire on various dates between June 30, 2013 and December 31, 2016. States whose aggregate annual contract value exceeded 10% of annual revenues and the respective percentage of the Company's total revenues for the years ended December 31, are as follows:

2012		2011		2010
Texas	36%	Georgia	13%	Georgia	17%
		Ohio	10%	Ohio	13%
		Texas	26%	Texas	30%

Reinsurance

Centene's subsidiaries report reinsurance premiums as medical costs, while related reinsurance recoveries are reported as deductions from medical costs. The Company limits its risk of certain catastrophic losses by maintaining high deductible reinsurance coverage.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, interest rate swap, credit facilities, interest on capital leases and credit facility fees.

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

Stock Based Compensation

The fair value of the Company's employee share options and similar instruments are estimated using the Black-Scholes option-pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits related to stock compensation are presented as a cash inflow from financing activities.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued accounting guidance for the health insurance industry's annual fees mandated by the Patient Protection and Affordable Care Act. The fees will be imposed beginning in 2014 based on the Company's share of the industry's net premiums written during the preceding calendar year. In addition, these fees will not be tax deductible. Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided. A corresponding deferred cost will be recorded and amortized to operating expense over the calendar year. The Company is currently evaluating the impact of these fees on the consolidated financial position, results of operations and cash flows.

3. Noncontrolling Interest and Acquisitions

During the year ended December 31, 2012, the Company maintained less than a 100% ownership interest in Casenet, LLC, Home State Health Plan, and Louisiana Healthcare Connections. During the year ended December 31, 2011, the Company maintained less than a 100% ownership interest in Casenet, LLC. As of December 31, 2012, the Company's subsidiary, Home State Health Plan, is the only subsidiary where the Company maintains less than 100% ownership. The Company maintained a 95% ownership interest in Home State Health Plan at December 31, 2012. Net income attributable to Centene Corporation and transfers from (to) noncontrolling interest entities are as follows:

	Year Ended December 31,
	2012	2011	2010
Net earnings attributable to Centene Corporation	$1,859	$111,218	$94,836
Transfers from (to) the noncontrolling interest:
Decrease in equity for purchase of, distribution to and redemption of noncontrolling interest	(12,193)	(289)	(43,425)
Increase in equity for distributions from and consolidation of noncontrolling interest	1,092	813	3,104
Net transfers from (to) noncontrolling interest	(11,101)	524	(40,321)
Changes from net earnings attributable to Centene Corporation and net transfers from (to) the noncontrolling interest	$(9,242)	$111,742	$54,515

Ownership changes and acquisitions are described in more detail below. Pro forma disclosures related to the acquisitions have been excluded as immaterial.

Access Health Solutions, LLC. In December 2010, the Company exercised its right to obtain the remaining assets and ownership interest in Access Health Solutions, LLC, or Access, for zero dollars. Subsequent to the acquisition of the remaining interest, Access continues to be consolidated in the Company's Medicaid Managed Care segment results as a wholly owned subsidiary of the Company. During 2011, the Company made a conversion payment to the former owners of Access resulting in additional goodwill of $1,773. All of the goodwill is deductible for income tax purposes.

Carolina Crescent Health Plan. In June 2010, the Company acquired certain assets of Carolina Crescent Health Plan, a South Carolina Medicaid managed care organization for $17,993 in total consideration. The Company's allocation of fair value resulted in goodwill of $16,543 and other identifiable intangible assets of $1,450. The acquisition is recorded in the Medicaid Managed Care segment. All of the goodwill is deductible for income tax purposes.

Casenet, LLC. In December 2010, the Company acquired an additional ownership interest in Casenet, LLC (Casenet) for total consideration of $6,619, bringing its ownership interest to 68%. Casenet is a provider of care management solutions that automate the clinical, administrative, and technical components of care management programs. The Company performed an initial allocation of total consideration to assets acquired and liabilities assumed based on its initial estimates of fair value using methodologies and assumptions that it believed were reasonable. The initial allocation resulted in goodwill of $1,752 and other identifiable intangible assets of $4,500 that were recorded in the Specialty Services segment. During 2011, the Company finalized the allocation of the fair value that resulted in goodwill of $8,975, other identifiable intangible assets of $3,561 and an increase in unearned revenue of $6,284. All of the goodwill is deductible for income tax purposes. During 2011, the Company increased its ownership interest in Casenet to 81%. In December 2012, the Company acquired the remaining ownership interest in Casenet for $4,429. The excess purchase price over the noncontrolling interest was recorded to additional paid in capital, net of the related deferred tax asset.

Centene Center LLC. In December 2010, the Company acquired the remaining ownership interest in Centene Center LLC for $48,250. The excess purchase price over the noncontrolling interest was recorded to additional paid in capital, net of the related deferred tax asset of $12,779. Centene Center LLC is a real estate development entity created for the construction of a real estate development that includes the Company's corporate headquarters. The Company previously reported its investment in Centene Center as a consolidated VIE. The operating results of Centene Center LLC are included in general and administrative expense of the Company's Medicaid Managed Care segment.

Citrus Health Care, Inc. In December 2010, the Company acquired certain assets in non reform counties of Citrus Health Care, Inc., a Florida Medicaid and LTC health plan for $28,689. The Company performed a preliminary allocation of fair value that resulted in goodwill of $22,951 and other identifiable intangible assets of $5,738 that were recorded in the Medicaid Managed Care segment. During 2011, the Company finalized the allocation of the fair value that resulted in goodwill of $19,069 and other identifiable intangible assets of $9,620. All of the goodwill is deductible for income tax purposes.

Louisiana Healthcare Connections. In February 2012, the Company began operations under a new contract in Lousiana through a joint venture subsidiary, Louisiana Healthcare Connections. The Company initially owned a 51% interest in the subsidiary and in October 2012, acquired the remaining noncontrolling interest for $10,000. The purchase price in excess of the noncontrolling interest was recorded to additional paid in capital. The operating results of Louisiana are included in the Company's Medicaid Managed Care segment.

NovaSys Health, LLC. In July 2010, the Company acquired certain assets and liabilities of NovaSys Health, LLC, a third party administrator in Arkansas and paid $4,330 in cash. The Company's allocation of fair value resulted in goodwill of $1,444 and other identifiable intangible assets of $3,050 that were recorded in the Specialty Services segment. The goodwill was subsequently written off in 2012 and was deductible for income tax purposes.

4. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$117,434	$594	$(221)	$117,807	$29,014	$638	$(13)	$29,639
Corporate securities	315,807	5,101	(198)	320,710	186,018	3,762	(751)	189,029
Restricted certificates of deposit	5,890	—	—	5,890	5,890	—	—	5,890
Restricted cash equivalents	14,460	—	—	14,460	13,775	—	—	13,775
Municipal securities:
General obligation	88,690	1,173	(26)	89,837	126,806	2,828	(26)	129,608
Pre-refunded	5,337	85	—	5,422	33,247	465	—	33,712
Revenue	84,726	1,331	(30)	86,027	118,507	2,387	(34)	120,860
Variable rate demand notes	37,685	—	—	37,685	64,658	—	—	64,658
Asset backed securities	83,295	1,197	(17)	84,475	51,779	430	(17)	52,192
Cost and equity method investments	11,298	—	—	11,298	9,395	—	—	9,395
Life insurance contracts	15,023	—	—	15,023	14,699	—	—	14,699
Total	$779,645	$9,481	$(492)	$788,634	$653,788	$10,510	$(841)	$663,457

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on investment grade securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of December 31, 2012, 40% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 61% were rated AA-/Aa3 or higher and 95% were rated A-/A3 or higher.  At December 31, 2012, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2012				December 31, 2011
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(219)	$56,033	$(2)	$202	$(13)	$2,184	$—	$—
Corporate securities	(198)	44,758	—	—	(751)	23,040	—	—
Municipal securities:
General obligation	(26)	8,464	—	—	(26)	3,710	—	—
Revenue	(30)	3,325	—	—	(34)	12,597	—	—
Asset backed securities	(17)	9,321	—	—	(17)	20,417	—	—
Total	$(490)	$121,901	$(2)	$202	$(841)	$61,948	$—	$—

As of December 31, 2012, the gross unrealized losses were generated from 34 positions out of a total of 371 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	December 31, 2012				December 31, 2011
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$138,011	$139,118	$34,403	$34,435	$129,232	$130,499	$19,666	$19,666
One year through five years	474,068	481,381	358	358	406,140	413,953	7,085	7,152
Five years through ten years	94,006	93,878	—	—	34,945	34,961	—	—
Greater than ten years	38,799	39,464	—	—	56,720	57,226	—	—
Total	$744,884	$753,841	$34,761	$34,793	$627,037	$636,639	$26,751	$26,818

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

Realized gains and losses are determined on the basis of specific identification or a first-in, first-out methodology, if specific identification is not practicable.  The Company’s gross recorded realized gains and losses were as follows:

	Year Ended December 31,
	2012	2011	2010
Gains	$1,509	$314	$6,036
Losses	(25)	(27)	(270)
Impairment of investment	—	—	(5,531)
Net realized gains	$1,484	$287	$235

During 2012, the company recognized $1,484 in net gains from sales primarily as a result of the liquidation of $75,468 of investments held by the Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts from the state.

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

Investment amortization of $11,151, $10,335, and $10,750 was recorded in the years ended December 31, 2012, 2011 and 2010, respectively.

5. Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$843,952	$—	$—	$843,952
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,114	$46,250	$—	$103,364
Corporate securities	—	320,710	—	320,710
Municipal securities:
General obligation	—	89,837	—	89,837
Pre-refunded	—	5,422	—	5,422
Revenue	—	86,027	—	86,027
Variable rate demand notes	—	37,685	—	37,685
Asset backed securities	—	84,475	—	84,475
Total investments	$57,114	$670,406	$—	$727,520
Restricted deposits available for sale:
Cash and cash equivalents	$14,460	$—	$—	$14,460
Certificates of deposit	5,890	—	—	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,443	—	—	14,443
Total restricted deposits	$34,793	$—	$—	$34,793
Other long-term assets:
Interest rate swap contract	$—	$16,304	$—	$16,304
Total assets at fair value	$935,859	$686,710	$—	$1,622,569

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$573,698	$—	$—	$573,698
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,091	$5,395	$—	$22,486
Corporate securities	—	189,029	—	189,029
Municipal securities:
General obligation	—	129,608	—	129,608
Pre-refunded	—	33,712	—	33,712
Revenue	—	120,860	—	120,860
Variable rate demand notes	—	64,658	—	64,658
Asset backed securities	—	52,192	—	52,192
Total investments	$17,091	$595,454	$—	$612,545
Restricted deposits available for sale:
Cash and cash equivalents	$13,775	$—	$—	$13,775
Certificates of deposit	5,890	—	—	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,153	—	—	7,153
Total restricted deposits	$26,818	$—	$—	$26,818
Other long-term assets:
Interest rate swap contract	$—	$11,431	$—	$11,431
Total assets at fair value	$617,607	$606,885	$—	$1,224,492

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At December 31, 2012, there were $1,388 of transfers from Level I to Level II and $304 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $26,321 and $24,094 as of December 31, 2012 and December 31, 2011, respectively.

6. Notes Receivable

Between July 2008 and October 2011, the Company made an investment of $30,000 in secured notes receivable to a third party as part of an investment in certain Medicaid and Medicare related businesses. The notes included a feature to convert the note balance into an equity ownership in the underlying businesses.
In September 2012, the Company executed an agreement with the borrower whereby the borrower agreed to pay the Company total consideration of $50,000 for retirement of the outstanding notes and equity ownership conversion feature. Under the terms of the agreement, the borrower paid the Company $30,000 in December 2012, and agreed to pay the Company $10,000 by September 30, 2013 and $10,000 by September 30, 2014. All outstanding balances are secured by liens on certain underlying businesses as well as guaranteed personally by the principal owner of the businesses. The $10,000 notes to be paid on or before September 30, 2013 and September 30, 2014 are non-interest bearing and, as a result, total consideration was discounted by $2,120 to reflect imputation of interest. As a result, during the third quarter of 2012, the Company recorded a pre-tax gain of $17,880 in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the Company's balance sheet.

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2012	2011
Computer software	$164,797	$158,672
Building	193,187	186,194
Land	70,276	47,614
Computer hardware	57,851	51,805
Furniture and office equipment	44,327	37,865
Leasehold improvements	50,671	44,766
	581,109	526,916
Less accumulated depreciation	(203,383)	(177,294)
Property, software and equipment, net	$377,726	$349,622

As of December 31, 2012 and 2011, the Company had assets acquired under capital leases included above of $6,133 and $6,316, net of accumulated amortization of $1,595 and $1,285, respectively. Amortization on assets under capital leases charged to expense is included in depreciation expense. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $50,112, $42,249 and $37,131, respectively.

8. Goodwill and Intangible Assets

During 2011, the Company completed its annual goodwill and intangible asset impairment testing and concluded that the fair value of all reporting units with material amounts of goodwill was substantially in excess of the carrying value as of our impairment testing date. Specifically, the Company tested its Celtic reporting unit under a quantitative model which included anticipated financial performance for new business to be converted in 2012. Under the quantitative model, the testing revealed that the fair value exceeded the carrying value of the Celtic reporting unit by approximately 190%.

During the second quarter of 2012, the Company's subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer during the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the

Patient Protection and Affordable Care Act. The Affordable Care Act, among other things, limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the exchange market. As a result of these factors, the Company's expectations for future growth and profitability were lower than previous estimates. The Company conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit. For the purpose of testing goodwill, the fair value of the Celtic reporting unit was determined using discounted expected cash flows. For the purpose of testing the customer relationship intangible, the fair value was determined using the discounted expected cash flows. The impairment analysis resulted in goodwill and intangible asset impairments of $28,033, recorded as an impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2,340 and goodwill of $25,693 were reported under the Specialty Services segment; $26,589 of the impairment loss is not deductible for income tax purposes.

The following table summarizes the changes in goodwill by operating segment:

	Medicaid Managed Care	Specialty Services	Total
Balance as of December 31, 2010	$154,696	$123,355	$278,051
Acquisitions	1,773	—	1,773
Other adjustments	(5,067)	7,224	2,157
Balance as of December 31, 2011	151,402	130,579	281,981
Impairment	—	(25,693)	(25,693)
Balance as of December 31, 2012	$151,402	$104,886	$256,288

Goodwill acquisitions and other adjustments were related to the acquisitions and finalization of fair value allocations discussed in Note 3, Noncontrolling Interest and Acquisitions.

Intangible assets at December 31, consist of the following:

			Weighted Average Life in Years
	2012	2011	2012	2011
Purchased contract rights	$21,988	$21,988	7.5	7.5
Provider contracts	2,737	2,737	9.8	9.8
Customer relationships	13,396	16,056	8.0	7.9
Trade names	6,495	6,495	16.3	16.3
Intangible assets	44,616	47,276	9.1	9.0
Less accumulated amortization:
Purchased contract rights	(11,010)	(8,554)
Provider contracts	(1,241)	(931)
Customer relationships	(10,214)	(8,753)
Trade names	(1,883)	(1,608)
Total accumulated amortization	(24,348)	(19,846)
Intangible assets, net	$20,268	$27,430

Amortization expense was $4,822, $5,561 and $4,119 for the years ended December 31, 2012, 2011 and 2010 respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows:

Year	Expense
2013	$4,000
2014	3,500
2015	3,100
2016	3,000
2017	2,300

9. Medical Claims Liability

The change in medical claims liability is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, January 1,	$607,985	$456,765	$470,932
Incurred related to:
Current year	7,499,437	4,390,123	3,652,521
Prior years	(53,400)	(65,377)	(68,069)
Total incurred	7,446,037	4,324,746	3,584,452

Paid related to:
Current year	6,535,537	3,788,808	3,203,585
Prior years	550,708	384,718	395,034
Total paid	7,086,245	4,173,526	3,598,619

Less: Premium deficiency reserve	41,475	—	—

Balance, December 31,	$926,302	$607,985	$456,765

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. In addition, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR. Excluding the impact of the medical costs related to the retroactive assignment of members in our Kentucky health plan, the amount of "Incurred related to: Prior years" shown for 2012 in the table above would have been $(61,733).

The Company had reinsurance recoverables related to medical claims liability of $9,668 and $5,313 at December 31, 2012 and 2011, respectively, included in premium and related receivables.

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

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services that it is exercising a contractual right that it believes allows Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013. As a result, the Company recorded a premium deficiency reserve included in Medical costs expense of $41,475 for its Kentucky contract in the year ended December 31, 2012. The premium deficiency reserve encompasses the contract period from January 1, 2013 through July 5, 2013.

10. Debt

Debt consists of the following at December 31,:

	2012	2011
Senior notes, at par	$425,000	$250,000
Unamortized premium (discount) on senior notes, net	7,823	(2,814)
Interest rate swap fair value	16,304	11,431
Senior notes, net	449,127	258,617
Revolving credit agreement	—	—
Mortgage notes payable	84,081	86,948
Capital leases and other	5,646	6,013
Total debt	538,854	351,578
Less current portion	(3,373)	(3,234)
Long-term debt	$535,481	$348,344

Senior Notes

In May 2011, the Company issued non-callable $250,000 5.75% Senior Notes due June 1, 2017 (the $250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into an interest rate swap for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At December 31, 2012, the fair value of the interest rate swap increased the fair value of the notes by $16,304 and the variable interest rate of the swap was 3.81%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At December 31, 2012, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $7,823.

Revolving Credit Agreement

The Company has a $350,000 revolving credit facility due in January 2016. The revolver is unsecured and has non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth. Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate. As of December 31, 2012, the Company had no borrowings outstanding under the agreement, leaving availability of $350,000.

In February 2013, the Company amended the $350,000 revolving credit facility to add an additional pricing tier, increase the maximum total debt to EBITDA ratio during the first three quarters of 2013 to provide for increased borrowing availability and change the maximum total debt to EBITDA ratio to 3.0 as of December 31, 2013 and thereafter.

The Company has outstanding letters of credit of $17,280 as of December 31, 2012, which are not part of the revolver.  The letters of credit bore interest at 1.07% as of December 31, 2012.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $75,381 at December 31, 2012 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021, bears a 5.14% interest rate and has a financial covenant requiring a minimum debt service coverage ratio. The collateralized property had a net book value of $164,861 at December 31, 2012.

The Company also has a mortgage note of $8,700 at December 31, 2012 collateralized by another building and parking garage. The collateralized properties had a net book value of $26,077 at December 31, 2012. The mortgage is due August 31, 2014 and bears interest at the LIBOR rate plus 3% or the bank's certificate of deposit rate plus 2%. The mortgage includes a financial covenant requiring a minimum fixed charge coverage ratio. The weighted average interest rate of the mortgage note was 3.09% at December 31, 2012.

Aggregate maturities for the Company's debt are as follows:

2013	$3,373
2014	11,320
2015	3,173
2016	3,337
2017	428,511
Thereafter	65,013
Total	$514,727

The fair value of outstanding debt was approximately $543,611 and $351,578 at December 31, 2012 and 2011, respectively.

11. Interest Rate Swap

In May 2011, the Company entered into $250,000 notional amount of interest rate swap agreements (Swap Agreements) that are scheduled to expire June 1, 2017. Under the Swap Agreements, the Company receives a fixed rate of 5.75% and pays a variable rate of the three month LIBOR plus 3.5% adjusted quarterly, which allows the Company to adjust $250,000 of its senior notes to a floating rate. The Company does not hold or issue any derivative instrument for trading or speculative purposes. At December 31, 2012, the variable rate was 3.81%.

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

The fair value of the Swap Agreements as of December 31, 2012 was an asset of approximately $16,304, and is included in other long term assets in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

12. Stockholders' Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2012, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 4,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 1,667,724 available shares remaining under the program for repurchases as of December 31, 2012. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2012, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy minimum statutory tax withholding obligations. As part of this plan, the Company repurchased 287,804 shares at an aggregate cost of $12,741 in 2012 and 216,895 shares at an aggregate cost of $7,809 in 2011. These shares are included in the Company's treasury stock.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2012 and 2011, Centene's subsidiaries, had aggregate statutory capital and surplus of $990,300 and $619,900, respectively, compared with the required minimum aggregate statutory capital and surplus of $617,000 and $342,000, respectively.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2012	2011	2010
Current provision:
Federal	$15,852	$59,641	$46,259
State and local	(5,604)	5,186	6,868
Total current provision	10,248	64,827	53,127
Deferred provision	(10,577)	1,695	6,773
Total provision for income taxes	$(329)	$66,522	$59,900

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2012	2011	2010
Earnings from continuing operations, before income tax expense	$(11,624)	$174,885	$154,282
Less flow through noncontrolling interest	(2,540)	(2,855)	3,435
Earnings from continuing operations, less noncontrolling interest, before income tax expense	(9,084)	177,740	150,847

Tax provision at the U.S. federal statutory rate	(3,179)	62,209	52,797
State income taxes, net of federal income tax benefit	(3,812)	3,411	6,231
Nondeductible goodwill impairment	8,487	—	—
Other, net	(1,825)	902	872
Income tax expense	$(329)	$66,522	$59,900

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2012	2011
Deferred tax assets:
Medical claims liability and other accruals	$52,838	$46,222
State net operating loss carry forward	9,055	8,761
Stock compensation	12,615	13,234
Other	20,573	8,723
Deferred tax assets	95,081	76,940
Valuation allowance	(8,325)	(8,521)
Net deferred tax assets	$86,756	$68,419

Deferred tax liabilities:
Intangible assets	$12,441	$10,756
Prepaid assets	4,767	4,508
Depreciation and amortization	31,742	31,398
Other	5,855	6,777
Deferred tax liabilities	$54,805	$53,439

Net deferred tax assets	$31,951	$14,980

The Company's deferred tax assets include federal and state net operating losses, or NOLs, of which $3,012 were acquired in business combinations. Accordingly, the total and annual deduction for those NOLs is limited by tax law. The Company's federal NOLs expire between the years 2013 and 2032 and the state NOLs expire between the years 2013 and 2033. Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused. During 2012 and 2011, the Company recorded valuation allowance additions in the tax provision of $2,093 and $1,671, respectively. In 2012 and 2011, the Company recorded valuation allowance reductions of $2,289 and $528, respectively.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A roll-forward of the reserve is as follows:

	2012	2011
Gross unrecognized tax benefits, beginning of period	$13,552	$3,036
Gross increases:
Current year tax positions	4,107	10,863
Prior year tax positions	451	—
Gross decreases:
Prior year tax positions	(9,925)	(347)
Settlements	(53)	—
Statute of limitation lapses	(262)	—
Gross unrecognized tax benefits, end of period	$7,870	$13,552

Included in the balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $4,095 that, if recognized, would affect the effective tax rate on income from continuing operations. Also included in the reserve balance are liabilities of $3,775 that, if recognized, would be recorded as an adjustment to deferred taxes. The December 31, 2011 reserve balance of $13,552 would have decreased tax expense, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2012, the Company recognized a tax benefit of $170 generated from the net reduction in interest accrued. During the year ended December 31, 2011, the Company recognized $451 of interest expense. Interest accrued, net of federal benefit, was $933, $1,157 and $707 as of December 31, 2012, 2011 and 2010, respectively. No penalties have been accrued.

The Internal Revenue Service is currently performing an examination of the Company's 2010 and 2011 tax returns. The Company files in numerous state jurisdictions with varying statutes of limitation. The unrecognized state tax benefits are related to returns from 2006 to 2012.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 2,284,953 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and 1 to 10 years for restricted stock or restricted stock unit awards. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $25,332, $18,171 and $13,874 for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $8,952, $5,804 and $4,713 for the years ended December 31, 2012, 2011 and 2010, respectively.

Option activity for the year ended December 31, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2011	2,196,562	20.75
Exercised	(864,466)	18.09
Forfeited	(32,700)	25.56
Outstanding as of December 31, 2012	1,299,396	22.39	24,184	3.4

Exercisable as of December 31, 2012	1,229,929	22.51	22,745	3.3

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012 (1)	2011	2010
Expected life (in years)	—	5.2	5.8
Risk-free interest rate	—	0.9%	2.7%
Expected volatility	—	49.9%	48.2%
Expected dividend yield	—	—	—

(1) No options were awarded in the year ended December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase Centene common stock. The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2012 (1)	2011	2010
Weighted-average fair value of options granted	—	$13.94	$11.60
Total intrinsic value of stock options exercised	$24,120	$11,744	$1,999

(1) No options were awarded in the year ended December 31, 2012.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2011	2,118,603	$28.55
Granted	1,035,721	44.69
Vested	(953,033)	26.20
Forfeited	(142,383)	35.84
Non-vested balance as of December 31, 2012	2,058,908	$37.25

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2012, 2011 and 2010, was $38,576, $22,280 and $13,012, respectively.

As of December 31, 2012, there was $67,834 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of

1.7 years. The actual tax benefit realized for the tax deductions from stock option exercises totaled $1,078, $955 and $883 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company maintains an employee stock purchase plan and has issued 47,613 shares, 34,966 shares, and 37,048 shares in 2012, 2011 and 2010, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $6,959, $5,146 and $4,044 during the years ended December 31, 2012, 2011 and 2010, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $27,935, $22,734 and $21,393 for the years ended December 31, 2012, 2011 and 2010, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2013	$22,053
2014	20,423
2015	17,975
2016	16,655
2017	11,940
Thereafter	13,895
$102,941

18. Contingencies
The Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters discussed above individually, or in the aggregate, to have a material effect on its financial position or results of operations.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31:

	2012	2011	2010
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$1,859	$111,218	$90,947
Discontinued operations, net of tax	—	—	3,889
Net earnings	$1,859	$111,218	$94,836

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	51,509,366	50,198,954	48,754,947
Common stock equivalents (as determined by applying the treasury stock method)	2,205,009	2,275,284	1,692,941
Weighted average number of common shares and potential dilutive common shares outstanding	53,714,375	52,474,238	50,447,888

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.04	$2.22	$1.87
Discontinued operations	—	—	0.08
Basic earnings per common share	$0.04	$2.22	$1.95

Diluted:
Continuing operations	$0.03	$2.12	$1.80
Discontinued operations	—	—	0.08
Diluted earnings per common share	$0.03	$2.12	$1.88

The calculation of diluted earnings per common share for 2012, 2011 and 2010 excludes the impact of 142,425 shares, 106,219 shares and 2,010,183 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering products for behavioral health, care management software, health insurance exchanges, individual health insurance, life and health management, LTC, managed vision, telehealth services, and pharmacy benefits management.  The health plans in Arizona, operated by our LTC company, and Massachusetts, operated by our individual health insurance provider, are also included in the Specialty Services segment.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company's chief operating decision maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$7,394,173	$844,774	$—	$8,238,947
Premium and service revenues from internal customers	89,143	1,706,161	(1,795,304)	—
Total premium and service revenues	7,483,316	2,550,935	(1,795,304)	8,238,947
Earnings from operations	(83,189)	56,068	—	(27,121)
Total assets	2,365,651	376,031	—	2,741,682

Segment information as of and for the year ended December 31, 2011, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,450,336	$730,671	$—	$5,181,007
Premium and service revenues from internal customers	65,215	753,596	(818,811)	—
Total premium and service revenues	4,515,551	1,484,267	(818,811)	5,181,007
Earnings from operations	152,995	37,329	—	190,324
Total assets	1,754,108	436,228	—	2,190,336

Segment information as of and for the year ended December 31, 2010, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,679,807	$604,026	$—	$4,283,833
Premium and service revenues from internal customers	60,676	508,157	(568,833)	—
Total premium and service revenues	3,740,483	1,112,183	(568,833)	4,283,833
Earnings from operations	117,106	39,963	—	157,069
Total assets	1,552,886	390,996	—	1,943,882

21. Quarterly Selected Financial Information
(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$1,712,148	$2,110,746	$2,448,121	$2,396,597
Net earnings attributable to Centene Corporation common shareholders	$23,978	$(34,999)	$3,819	$9,061
Net earnings (loss) per share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.47	$(0.68)	$0.07	$0.17
Diluted earnings (loss) per common share	$0.45	$(0.68)	$0.07	$0.17
Period end at-risk membership	2,149,500	2,397,500	2,503,000	2,560,300

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,216,357	$1,315,014	$1,302,035	$1,507,176
Net earnings attributable to Centene Corporation common shareholders	$23,745	$28,374	$28,987	$30,112
Net earnings per share attributable to Centene Corporation:
Basic earnings per common share	$0.48	$0.57	$0.58	$0.60
Diluted earnings per common share	$0.46	$0.54	$0.55	$0.57
Period end at-risk membership	1,542,500	1,580,500	1,615,700	1,816,000

22. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,279	$28,527
Short-term investments, at fair value (amortized cost $6,500 and $0, respectively)	6,500	—
Other current assets	42,230	36,354
Total current assets	71,009	64,881
Long-term investments, at fair value (amortized cost $1,356 and $4,164, respectively)	1,356	4,164
Investment in subsidiaries	1,298,648	1,105,491
Other long-term assets	42,523	32,105
Total assets	$1,413,536	$1,206,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$4,333	$3,100
Long-term debt	449,127	258,617
Other long-term liabilities	6,309	8,505
Total liabilities	459,769	270,222
Stockholders' equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 55,339,160 issued and 52,329,248 outstanding at December 31, 2012, and 53,586,726 issued and 50,864,618 outstanding at December 31, 2011	55	54
Additional paid-in capital	450,856	421,981
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	5,189	5,761
Retained earnings	566,820	564,961
Treasury stock, at cost (3,009,912 and 2,722,108 shares, respectively)	(69,864)	(57,123)
Total Centene stockholders' equity	953,056	935,634
Noncontrolling interest	711	785
Total stockholders' equity	953,767	936,419
Total liabilities and stockholders' equity	$1,413,536	$1,206,641

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Expenses:
General and administrative expenses	$4,090	$4,488	$3,502
Other income (expense):
Investment and other income	19,921	(8,790)	(4,700)
Interest expense	(15,757)	(15,494)	(14,844)
Earnings (loss) before income taxes	74	(28,772)	(23,046)
Income tax benefit	(9,668)	(12,825)	(8,576)
Net earnings (loss) before equity in subsidiaries	9,742	(15,947)	(14,470)
Equity in earnings from subsidiaries	(7,883)	127,165	109,306
Net earnings	$1,859	$111,218	$94,836

Net earnings per share from continuing operations:
Basic earnings per common share	$0.04	$2.22	$1.87
Diluted earnings per common share	$0.03	$2.12	$1.80
Weighted average number of shares outstanding:
Basic	51,509,366	50,198,954	48,754,947
Diluted	53,714,375	52,474,238	50,447,888

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Cash provided by operating activities	$327,940	$72,754	$23,504
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(539,575)	(50,581)	(17,172)
Purchase of investments	(7,320)	(21,915)	(86,549)
Sales and maturities of investments	30,000	11,111	90,121
Acquisitions, net of cash acquired	—	(1,773)	(48,656)
Proceeds from asset sales	—	—	13,420
Net cash used in investing activities	(516,895)	(63,158)	(48,836)
Cash flows from financing activities:
Proceeds from borrowings	400,500	419,183	91,000
Payment of long-term debt and notes payable	(215,000)	(413,644)	(115,000)
Proceeds from exercise of stock options	15,912	15,815	3,419
Common stock offering	—	—	104,534
Common stock repurchases	(12,741)	(7,809)	(3,224)
Debt issue costs	(3,623)	(9,242)	—
Distribution to noncontrolling interest	—	—	(8,158)
Contributions from noncontrolling interest	1,092	813	771
Purchase of noncontrolling interest	(14,429)	—	(48,257)
Excess tax benefits from stock compensation	10,996	4,435	963
Net cash provided by financing activities	182,707	9,551	26,048
Net increase (decrease) in cash and cash equivalents	(6,248)	19,147	716
Cash and cash equivalents, beginning of period	28,527	9,380	8,664
Cash and cash equivalents, end of period	$22,279	$28,527	$9,380

See notes to condensed financial information of registrant.

Notes to Condensed Financial Information of Registrant

Note A - Basis of Presentation and Significant Accounting Policies

The parent company only financial statements should be read in conjunction with Centene Corporation's audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

The parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The parent company's share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting. Certain unrestricted subsidiaries receive monthly management fees from our restricted subsidiaries. The management and service fees received by our unrestricted subsidiaries are associated with all of the functions required to manage the restricted subsidiaries including but not limited to salaries and wages for all personnel, rent, utilities, medical management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting, and other services. The management fees are based on a percentage of the restricted subsidiaries revenue.

Due to our centralized cash management function, all cash flows generated by our unrestricted subsidiaries, including management fees, are transferred to the parent company, primarily to repay borrowings on the parent company's revolving credit facility. The parent company may also utilize the cash flow to make acquisitions, fund capital contributions to subsidiaries and fund its operations. During the years ended December 31, 2012, 2011 and 2010, cash flows received by the parent from unrestricted subsidiaries was $318,198, $88,701, and $37,974 and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Note B - Dividends

During 2012, 2011 and 2010, the Registrant received dividends from its subsidiaries totaling $29,000, $69,100 and $67,900, respectively.

23. Subsequent Events

In January 2013, the Company signed a definitive agreement to acquire AcariaHealth, a comprehensive specialty pharmacy company, for $152,000. The transaction consideration is anticipated to be financed through a combination of approximately 60% Centene common stock with the remainder from cash on hand and existing credit facilities. The acquisition is expected to close in the first quarter of 2013, subject to regulatory approval and other customary conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Centene Corporation:

We have audited Centene Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 18, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Proposal One: Election of Directors”. This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Corporate Governance and Risk Management.”  These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2013 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2013 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2013 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2		By-laws of Centene Corporation		S-1	October 9, 2001	3.4

4.1		Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto)		8-K	May 27, 2011	4.1

10.1	**	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 25, 2011	10.2

10.1a	**	Amendment A (Version 2.1) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	April 24, 2012	10.1

10.1b	**	Amendment B (Version 2.2) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	July 24, 2012	10.1

10.1c	**	Amendment C (Version 2.3) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 23, 2012	10.1

10.2	*	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.9

10.3	*	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File number 333-83190		S-1	October 9, 2001	10.10

10.4	*	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.11

10.5	*	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.12

10.6	*	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-90976		10-Q	April 29, 2002	10.5

10.6a	*	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.6b	*	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.70	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, shares which are registered on Form S-8 - File Number 333-108467		8-K	April 30, 2010	10.1

10.8	*	2012 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-180976	DEF 14A	March 9, 2012	4

10.9	*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan	10-Q	October 25, 2004	10.1

10.9a	*	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan	10-K	February 24, 2006	10.12a

10.10	*	Centene Corporation Employee Deferred Compensation Plan	10-K	February 22, 1010	10.10

10.11	*	Centene Corporation 2007 Long-Term Incentive Plan	8-K	April 26, 2007	10.2

10.12	*	Centene Corporation Short-Term Executive Compensation Plan	10-K	February 22, 2011	10.12

10.13	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004	8-K	November 9, 2004	10.1

10.13a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 28, 2008	10.2

10.13b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	April 28, 2009	10.2

10.13c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 23, 2012	10.2

10.14	*	Form of Executive Severance and Change in Control Agreement	10-Q	October 28, 2008	10.3

10.14a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement	10-Q	October 23, 2012	10.3

10.15	*	Form of Restricted Stock Unit Agreement	10-Q	October 28, 2008	10.4

10.16	*	Form of Non-statutory Stock Option Agreement (Non-Employees)	8-K	July 28, 2005	10.3

10.17	*	Form of Non-statutory Stock Option Agreement (Employees)	10-Q	October 28, 2008	10.5

10.18	*	Form of Non-statutory Stock Option Agreement (Directors)	10-K	February 23, 2009	10.18

10.19	*	Form of Incentive Stock Option Agreement	10-Q	October 28, 2008	10.6

10.20	*	Form of Stock Appreciation Right Agreement	8-K	July 28, 2005	10.6

10.21	*	Form of Restricted Stock Agreement	10-Q	October 25, 2005	10.8

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #1	10-Q	October 28, 2008	10.7

10.23	*	Form of Performance Based Restricted Stock Unit Agreement #2	10-K	February 23, 2009	10.23

10.24	*	Form of Long Term Incentive Plan Agreement	8-K	February 7, 2008	10.1

10.25		Credit Agreement dated as of January 31, 2011 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC	10-K	February 22, 2011	10.26

10.25a	Amendment No. 1 to Credit Agreement dated as of November 2, 2012 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		8-K	November 7, 2012	10.1

10.25b	Amendment No. 2 to Credit Agreement dated as of February 12, 2013 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		8-K	February 15, 2013	10.1

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333-174164) and on Form S-8 (File Numbers 333-108467, 333-90976, 333-83190 and 333-180976)
X

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

101.1	XBRL Taxonomy Instance Document.	X

101.2	XBRL Taxonomy Extension Schema Document.	X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.4	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.5	XBRL Taxonomy Extension Label Linkbase Document.	X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.	X

1 SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant's SEC File No. was 000-33395).
   * Indicates a management contract or compensatory plan or arrangement.
** The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2013.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 19, 2013.

Signature	Title

/s/ Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)
Michael F. Neidorff

/s/ William N. Scheffel	Executive Vice President and Chief Financial Officer (principal financial officer)
William N. Scheffel

/s/ Jeffrey A. Schwaneke	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Jeffrey A. Schwaneke

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Robert K. Ditmore	Director
Robert K. Ditmore

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ Pamela A. Joseph	Director
Pamela A. Joseph

/s/ John R. Roberts	Director
John R. Roberts

/s/ David L. Steward	Director
David L. Steward

/s/ Tommy G. Thompson	Director
Tommy G. Thompson