Form 10-Q
period 2013-03-31
CENTENE CORP
filed 2013-04-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☒

As of April 12, 2013, the registrant had 54,420,651 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$730,791	$843,952
Premium and related receivables	320,371	263,452
Short-term investments	146,107	139,118
Other current assets	178,002	127,080
Total current assets	1,375,271	1,373,602
Long-term investments	748,307	614,723
Restricted deposits	39,344	34,793
Property, software and equipment, net	382,853	377,726
Goodwill	256,288	256,288
Intangible assets, net	19,287	20,268
Other long-term assets	65,807	64,282
Total assets	$2,887,157	$2,741,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,067,032	$926,302
Premium deficiency reserve	18,130	41,475
Accounts payable and accrued expenses	180,338	191,343
Unearned revenue	38,175	34,597
Current portion of long-term debt	3,419	3,373
Total current liabilities	1,307,094	1,197,090
Long-term debt	532,734	535,481
Other long-term liabilities	60,799	55,344
Total liabilities	1,900,627	1,787,915
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 55,432,271 issued and 52,410,000 outstanding at March 31, 2013, and 55,339,160 issued and 52,329,248 outstanding at December 31, 2012	55	55
Additional paid-in capital	461,360	450,856
Accumulated other comprehensive income:
Unrealized gain on investments, net of tax	4,900	5,189
Retained earnings	589,822	566,820
Treasury stock, at cost (3,022,271 and 3,009,912 shares, respectively)	(70,429)	(69,864)
Total Centene stockholders’ equity	985,708	953,056
Noncontrolling interest	822	711
Total stockholders’ equity	986,530	953,767
Total liabilities and stockholders’ equity	$2,887,157	$2,741,682

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Premium	$2,509,049	$1,634,850
Service	33,194	28,618
Premium and service revenues	2,542,243	1,663,468
Premium tax	103,649	48,680
Total revenues	2,645,892	1,712,148
Expenses:
Medical costs	2,267,400	1,442,676
Cost of services	25,065	23,337
General and administrative expenses	210,348	163,187
Premium tax expense	102,975	48,750
Total operating expenses	2,605,788	1,677,950
Earnings from operations	40,104	34,198
Other income (expense):
Investment and other income	4,471	5,291
Interest expense	(6,625)	(4,799)
Earnings before income tax expense	37,950	34,690
Income tax expense	15,039	12,087
Net earnings	22,911	22,603
Noncontrolling interest	(91)	(1,375)
Net earnings attributable to Centene Corporation	$23,002	$23,978

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.44	$0.47
Diluted earnings per common share	$0.42	$0.45

Weighted average number of common shares outstanding:
Basic	52,357,119	51,125,674
Diluted	54,266,928	53,509,243

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net earnings	$22,911	$22,603
Reclassification adjustment, net of tax	(29)	(28)
Change in unrealized gains on investments, net of tax	(260)	504
Other comprehensive earnings (loss)	(289)	476
Comprehensive earnings	22,622	23,079
Comprehensive earnings (loss) attributable to the noncontrolling interest	(91)	(1,375)
Comprehensive earnings attributable to Centene Corporation	$22,713	$24,454

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2013

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2012	55,339,160	$55	$450,856	$5,189	$566,820	3,009,912	$(69,864)	$711	$953,767
Comprehensive Earnings:
Net earnings	—	—	—	—	23,002	—	—	(91)	22,911
Change in unrealized investment gain, net of $(162) tax	—	—	—	(289)	—	—	—	—	(289)
Total comprehensive earnings									22,622
Common stock issued for employee benefit plans	93,111	—	1,613	—	—	—	—	—	1,613
Common stock repurchases	—	—	—	—	—	12,359	(565)	—	(565)
Stock compensation expense	—	—	8,375	—	—	—	—	—	8,375
Excess tax benefits from stock compensation	—	—	516	—	—	—	—	—	516
Contribution from noncontrolling interest	—	—	—	—	—	—	—	202	202
Balance, March 31, 2013	55,432,271	$55	$461,360	$4,900	$589,822	3,022,271	$(70,429)	$822	$986,530

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$22,911	$22,603
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	15,691	16,613
Stock compensation expense	8,375	6,375
Deferred income taxes	986	5,855
Changes in assets and liabilities
Premium and related receivables	(56,734)	(120,784)
Other current assets	(50,537)	(10,723)
Other assets	5	524
Medical claims liabilities	117,385	100,769
Unearned revenue	3,578	8,576
Accounts payable and accrued expenses	(22,745)	(60,826)
Other operating activities	4,078	(1,078)
Net cash provided by (used in) operating activities	42,993	(32,096)
Cash flows from investing activities:
Capital expenditures	(10,654)	(14,980)
Purchases of investments	(358,131)	(255,212)
Sales and maturities of investments	212,508	149,341
Net cash used in investing activities	(156,277)	(120,851)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,408	9,079
Payment of long-term debt	(776)	(795)
Excess tax benefits from stock compensation	515	5,472
Common stock repurchases	(565)	(1,509)
Contribution from noncontrolling interest	202	—
Debt issue costs	(661)	—
Net cash provided by financing activities	123	12,247
Net decrease in cash and cash equivalents	(113,161)	(140,700)
Cash and cash equivalents, beginning of period	843,952	573,698
Cash and cash equivalents, end of period	$730,791	$432,998
Supplemental disclosures of cash flow information:
Interest paid	$1,410	$1,589
Income taxes paid	$2,205	$20,514

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2012.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the December 31, 2012 audited financial statements, have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2012 amounts in the notes to the consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

2. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$235,510	$651	$(544)	$235,617	$117,434	$594	$(221)	$117,807
Corporate securities	337,051	5,224	(157)	342,118	315,807	5,101	(198)	320,710
Restricted certificates of deposit	5,891	—	—	5,891	5,890	—	—	5,890
Restricted cash equivalents	18,992	—	—	18,992	14,460	—	—	14,460
Municipal securities:
General obligation	83,054	1,074	(31)	84,097	88,690	1,173	(26)	89,837
Pre-refunded	4,508	61	—	4,569	5,337	85	—	5,422
Revenue	86,108	1,133	(29)	87,212	84,726	1,331	(30)	86,027
Variable rate demand notes	44,050	—	—	44,050	37,685	—	—	37,685
Asset backed securities	83,123	1,081	(15)	84,189	83,295	1,197	(17)	84,475
Cost and equity method investments	11,918	—	—	11,918	11,298	—	—	11,298
Life insurance contracts	15,105	—	—	15,105	15,023	—	—	15,023
Total	$925,310	$9,224	$(776)	$933,758	$779,645	$9,481	$(492)	$788,634

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of March 31, 2013, 45% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 65% were rated AA-/Aa3 or higher, and 95% were rated A-/A3 or higher.  At March 31, 2013, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2013				December 31, 2012
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(541)	$115,648	$(3)	$200	$(219)	$56,033	$(2)	$202
Corporate securities	(157)	37,484	—	—	(198)	44,758	—	—
Municipal securities:
General obligation	(31)	3,575	—	—	(26)	8,464	—	—
Revenue	(8)	5,171	(21)	1,811	(30)	3,325	—	—
Asset backed securities	(15)	4,720	—	—	(17)	9,321	—	—
Total	$(752)	$166,598	$(24)	$2,011	$(490)	$121,901	$(2)	$202

As of March 31, 2013, the gross unrealized losses were generated from 35 positions out of a total of 368 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	March 31, 2013				December 31, 2012
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$145,078	$146,107	$32,270	$32,291	$138,011	$139,118	$34,403	$34,435
One year through five years	558,216	565,480	7,053	7,053	474,068	481,381	358	358
Five years through ten years	144,985	144,546	—	—	94,006	93,878	—	—
Greater than ten years	37,708	38,281	—	—	38,799	39,464	—	—
Total	$885,987	$894,414	$39,323	$39,344	$744,884	$753,841	$34,761	$34,793

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset backed securities are included in the one year through five years category, while cost and equity method investments and life insurance contracts are included in the five years through ten years category.  The Company has an option to redeem at amortized cost substantially all of the securities included in the Greater than ten years category listed above.

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

Investment amortization of $2,543 and $2,908 was recorded in the three months ended March 31, 2013 and 2012, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$730,791	—	—	$730,791
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$202,163	$18,993	—	$221,156
Corporate securities	—	342,118	—	342,118
Municipal securities:
General obligation	—	84,097	—	84,097
Pre-refunded	—	4,569	—	4,569
Revenue	—	87,212	—	87,212
Variable rate demand notes	—	44,050	—	44,050
Asset backed securities	—	84,189	—	84,189
Total investments	$202,163	$665,228	—	$867,391
Restricted deposits available for sale:
Cash and cash equivalents	$18,992	—	—	$18,992
Certificates of deposit	5,891	—	—	5,891
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,461	—	—	14,461
Total restricted deposits	$39,344	—	—	$39,344
Other long-term assets: Interest rate swap contract	—	$14,821	—	$14,821
Total assets at fair value	$972,298	$680,049	—	$1,652,347

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$843,952	—	—	$843,952
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,114	$46,250	—	$103,364
Corporate securities	—	320,710	—	320,710
Municipal securities:
General obligation	—	89,837	—	89,837
Pre-refunded	—	5,422	—	5,422
Revenue	—	86,027	—	86,027
Variable rate demand notes	—	37,685	—	37,685
Asset backed securities	—	84,475	—	84,475
Total investments	$57,114	$670,406	—	$727,520
Restricted deposits available for sale:
Cash and cash equivalents	$14,460	—	—	$14,460
Certificates of deposit	5,890	—	—	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,443	—	—	14,443
Total restricted deposits	$34,793	—	—	$34,793
Other long-term assets: Interest rate swap contract	—	$16,304	—	$16,304
Total assets at fair value	$935,859	$686,710	—	$1,622,569

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At March 31, 2013, there were $2,783 of transfers from Level I to Level II and $26,089 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $27,023 and $26,321 as of March 31, 2013 and December 31, 2012, respectively.

4. Debt

Debt consists of the following:

	March 31, 2013	December 31, 2012
Senior notes, at par	$425,000	$425,000
Unamortized premium on Senior notes	7,381	7,823
Interest rate swap fair value	14,821	16,304
Senior notes	447,202	449,127
Revolving credit agreement	—	—
Mortgage notes payable	83,345	84,081
Capital leases and other	5,606	5,646
Total debt	536,153	538,854
Less current portion	(3,419)	(3,373)
Long-term debt	$532,734	$535,481

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 (the $250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into an interest rate swap for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At March 31, 2013, the fair value of the interest rate swap increased the fair value of the notes by $14,821 and the variable interest rate of the swap was 3.79%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At March 31, 2013, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $7,381.

Revolving Credit Agreement

The Company has a $350,000 revolving credit facility due in January 2016. The revolver is unsecured and has non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio, a maximum debt to EBITDA ratio and minimum net worth. Borrowings under the revolver bear interest based upon LIBOR rates, the Federal funds rate, or the prime rate. As of March 31, 2013, the Company had no borrowings outstanding under the agreement.

In February 2013, the Company amended the $350,000 revolving credit facility to add an additional pricing tier and increased the maximum total debt to EBITDA ratio to 3.85 as of March 31, 2013, 3.50 as of June 30, 2013, 3.25 as of September 30, 2013 and 3.0 as of December 31, 2013 and thereafter.

The Company had outstanding letters of credit of $12,324 as of March 31, 2013, which were not part of the revolver.  The letters of credit bore interest at 1.06% as of March 31, 2013.

5. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2013	2012
Net earnings attributable to Centene Corporation	$23,002	$23,978

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	52,357,119	51,125,674
Common stock equivalents (as determined by applying the treasury stock method)	1,909,809	2,383,569
Weighted average number of common shares and potential dilutive common shares outstanding	54,266,928	53,509,243

Net earnings per share attributable to Centene Corporation:
Basic earnings per common share	$0.44	$0.47
Diluted earnings per common share	$0.42	$0.45

The calculation of diluted earnings per common share for the three months ended March 31, 2013 and 2012 excludes the impact of 23,351 and 4,291 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

6. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering products for behavioral health, care management software, correctional systems healthcare, health insurance exchanges, individual health insurance, life and health management, managed vision, pharmacy benefits management and telehealth services.  The health plan in Massachusetts, operated by our individual health insurance business, is included in the Specialty Services segment.

In January 2013, the Company reclassified the health plan in Arizona, operated by our long-term care company, to the Medicaid Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Medicaid Managed Care segment for all periods presented.

Segment information for the three months ended March 31, 2013, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,416,859	$125,384	$—	$2,542,243
Premium and service revenues from internal customers	10,463	562,895	(573,358)	—
Total premium and service revenues	$2,427,322	$688,279	$(573,358)	$2,542,243
Earnings from operations	$7,498	$32,606	$—	$40,104

Segment information for the three months ended March 31, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,521,231	$142,237	$—	$1,663,468
Premium and service revenues from internal customers	14,852	324,079	(338,931)	—
Total premium and service revenues	$1,536,083	$466,316	$(338,931)	$1,663,468
Earnings from operations	$13,492	$20,706	$—	$34,198

7. Contingencies
In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013. The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet on March 14, 2013. In response, the Company filed a lawsuit on April 12, 2013, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.
The Company had previously filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking declaratory relief. On April 5, 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages. The Franklin Circuit Court has issued a scheduling order setting the primary declaratory judgment claims for a hearing in May 2013. Those claims center on the Company's right to terminate the contract and the measure of liquidated damages, if any, associated with the termination.
The Company is routinely subjected to legal proceedings in the normal course of business. While the ultimate resolution of such matters is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

8. Subsequent Events

In April 2013, the Company acquired AcariaHealth, a specialty pharmacy company, for approximately $146,200. The transaction consideration was financed through a combination of approximately 2.1 million shares of Centene common stock and approximately $55,400 of cash on hand.

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

OVERVIEW
Key financial metrics for the first quarter of 2013 are summarized as follows:

•	Quarter-end at-risk managed care membership of 2,686,100, an increase of 536,600 members, or 25% year over year.

•	Premium and service revenues of $2.5 billion, representing 53% growth year over year.

•	Health Benefits Ratio of 90.4%, compared to 88.2% in 2012.

•	General and Administrative expense ratio of 8.3%, compared to 9.8% in 2012.

•	Operating cash flow of $43.0 million for the first quarter of 2013.

The following items contributed to our revenue and membership growth over the last year:

•
Kansas. In January 2013, our subsidiary, Sunflower State Health Plan, began operating under a statewide contract to serve members in the state's KanCare program, which includes TANF, ABD (dual and non-dual), foster care, LTC and CHIP beneficiaries.

•
Louisiana. In February 2012, Louisiana Healthcare Connections (LHC), began operating under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program. LHC completed its three-phase membership roll-out for the three geographical service areas during the second quarter of 2012. In November 2012, the covered services provided by LHC expanded to include pharmacy benefits.

•
Mississippi. In December 2012, our subsidiary, Magnolia Health Plan, began operating under an expanded contract to provide managed care services statewide to certain Medicaid members as well as providing behavioral health services.

•
Missouri. In July 2012, Home State Health Plan began operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state.

•
Texas. In March 2012, we began operating under contracts in Texas that expanded our operations through new service areas including the 10 county Hidalgo Service Area and the Medicaid Rural Service Areas of West Texas, Central Texas and North-East Texas, as well as the addition of STAR+PLUS in the Lubbock Service Area.  The expansion also added the management of outpatient pharmacy benefits in all service areas and products, as well as inpatient facility services for the STAR+PLUS program.

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

•
In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company, for approximately $146.2 million. The transaction consideration was financed through a combination of approximately 2.1 million shares of Centene common stock and approximately $55.4 million of cash on hand.

•
In March 2013, our California subsidiary, California Health and Wellness Plan, was notified by the California Department of Health Care Services of its intent to award a contract, contingent upon successful completion of contract negotiations, to serve Medicaid beneficiaries in 18 rural counties. Under the contract, California Health and Wellness Plan will serve members under the state's Medi-Cal Managed Care Rural Expansion program. Upon execution of a contract and regulatory approval, enrollment is expected to begin in the second half of 2013.

•
In March 2013, our joint venture subsidiary, Centurion, was notified by the Department of Corrections in Massachusetts that it had been awarded a contract to provide comprehensive healthcare services to individuals incarcerated in Massachusetts state correctional facilities. Centurion is a joint venture between Centene and MHM Services Inc., a national leader in providing healthcare services to correctional systems. Operations are expected to begin the third quarter of 2013.

•
In January 2013, our Florida subsidiary, Sunshine State Health Plan, was notified by the Florida Agency for Health Care Administration that it has been recommended for a contract award in 10 of 11 regions of the Medicaid Managed Care Long Term Care program. Upon execution of a contract and regulatory approval, enrollment will be implemented by region, beginning in August 2013 and continuing through March 2014.

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

•
In June 2012, we were notified by the ODJFS that Buckeye was selected to be awarded a new and expanded contract to serve Medicaid members in Ohio. Under the new state contract, Buckeye will operate statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). The expansion is expected to begin in July 2013.

•
In May 2012, we announced that the Governor and Executive Council of New Hampshire had given approval for the Department of Health and Human Services to contract with our subsidiary, Granite State Health Plan, to serve Medicaid beneficiaries in New Hampshire. Operations are currently expected to commence in the second half of 2013.

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013. The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet on March 14, 2013. In response, the Company filed a lawsuit on April 12, 2013, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.
The Company had previously filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking declaratory relief. On April 5, 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages. The Franklin Circuit Court has issued a scheduling order setting the primary declaratory judgment claims for a hearing in May 2013. Those claims center on the Company's right to terminate the contract and the measure of liquidated damages, if any, associated with the termination.
In March 2013, we were notified by the Arizona Health Care Cost Containment System that our Arizona subsidiary, Bridgeway Health Solutions of Arizona, LLC (Bridgeway), was not awarded a contract to serve acute care members in Arizona for the five years beginning October 1, 2013. The current contract termination is effective September 30, 2013. Bridgeway currently serves 16,200 Medicaid acute care members in Yavapai County.

MEMBERSHIP

From March 31, 2012 to March 31, 2013, we increased our at-risk managed care membership by 536,600, or 25.0%.  The following table sets forth our membership by state for our managed care organizations:

	March 31, 2013	December 31, 2012	March 31, 2012
Arizona	23,300	23,500	23,100
Florida	214,600	214,000	199,500
Georgia	314,000	313,700	306,000
Illinois	18,000	18,000	17,400
Indiana	202,400	204,000	206,300
Kansas	133,700	—	—
Kentucky	132,700	135,800	145,700
Louisiana	162,900	165,600	51,300
Massachusetts	17,300	21,500	36,000
Mississippi	77,000	77,200	29,500
Missouri	57,900	59,600	—
Ohio	157,700	157,800	161,000
South Carolina	90,100	90,100	86,700
Texas	948,400	949,900	811,000
Washington	63,500	57,200	—
Wisconsin	72,600	72,400	76,000
Total	2,686,100	2,560,300	2,149,500

The following table sets forth our membership by line of business:

	March 31, 2013	December 31, 2012	March 31, 2012
Medicaid	2,049,200	1,977,200	1,634,800
CHIP & Foster Care	267,900	237,700	218,800
ABD & Medicare	320,700	307,800	247,400
Hybrid Programs	24,600	29,100	41,500
Long-term Care	23,700	8,500	7,000
Total	2,686,100	2,560,300	2,149,500

The following table identifies the Company's dual eligible membership by line of business. The membership tables above include these members.

	March 31, 2013	December 31, 2012	March 31, 2012
ABD	80,300	72,800	60,600
Long-term Care	16,100	7,700	6,400
Medicare	5,300	5,100	3,100
Total	101,700	85,600	70,100

RESULTS OF OPERATIONS
The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2013 and 2012, prepared in accordance with generally accepted accounting principles in the United States.
Summarized comparative financial data for the three months ended March 31, 2013 and 2012 is as follows ($ in millions):

	Three Months Ended March 31,
	2013	2012	% Change 2012-2013
Premium	$2,509.0	$1,634.9	53.5%
Service	33.2	28.6	16.0%
Premium and service revenues	2,542.2	1,663.5	52.8%
Premium tax	103.7	48.7	112.9%
Total revenues	2,645.9	1,712.2	54.5%
Medical costs	2,267.4	1,442.7	57.2%
Cost of services	25.1	23.3	7.4%
General and administrative expenses	210.3	163.2	28.9%
Premium tax expense	103.0	48.8	111.2%
Earnings from operations	40.1	34.2	17.3%
Investment and other income, net	(2.2)	0.5	(537.8)%
Earnings before income tax expense	37.9	34.7	9.4%
Income tax expense	15.0	12.1	24.4%
Net earnings	22.9	22.6	1.4%
Noncontrolling interest	(0.1)	(1.4)	(93.4)%
Net earnings attributable to Centene Corporation	$23.0	$24.0	(4.1)%
Diluted earnings per common share attributable to Centene Corporation	$0.42	$0.45	(6.7)%
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues and Revenue Recognition

Premium and service revenues increased 52.8% in the three months ended March 31, 2013 over the corresponding period in 2012 primarily as a result of the Texas, Mississippi, and Louisiana expansions, pharmacy carve-in in Texas and Louisiana, and the additions of the Kansas, Missouri and Washington contracts. During the three months ended March 31, 2013, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended March 31,:

	2013	2012
Medicaid and CHIP	92.4%	87.5%
ABD and Medicare	88.0	89.3
Specialty Services	82.9	89.7
Total	90.4	88.2

The consolidated HBR for the three months ended March 31, 2013 was 90.4% compared to 88.2% in the same period in 2012.  The increase compared to last year primarily reflects a higher level of flu costs during the first quarter of 2013 as well as a higher level of medical costs in new business.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $47.2 million in the three months ended March 31, 2013, compared to the corresponding period in 2012.  This was primarily due to expenses for additional staff and facilities to support our membership growth as well as performance based compensation.

The consolidated G&A expense ratio for the three months ended March 31, 2013, and 2012 was 8.3%, and 9.8%, respectively.  The year over year decrease reflects the leveraging of expenses over higher revenue.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2013	2012
Investment income	$4.5	$5.3
Interest expense	(6.6)	(4.8)
Other income (expense), net	$(2.1)	$0.5

The decrease in investment income in 2013 reflects a decrease in investment returns over 2012. Interest expense increased in 2013 compared to 2012, reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the three months ended March 31, 2013 was 39.5% compared to 33.5% in the corresponding period in 2012. The increase in the effective tax rate in 2013 reflects lower state taxes in 2012 as a result of certain discrete tax events and a decrease in disqualifying dispositions of incentive stock options which increased the federal effective rate in 2013.

Segment Results

In January 2013, the Company reclassified the health plan in Arizona, operated by our long-term care company, to the Medicaid Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Medicaid Managed Care segment for all periods presented. The following table summarizes our operating results by segment for the three months ended March 31, (in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Medicaid Managed Care	$2,427.3	$1,536.1	58.0%
Specialty Services	688.3	466.3	47.6%
Eliminations	(573.4)	(338.9)	69.2%
Consolidated Total	$2,542.2	$1,663.5	52.8%
Earnings from Operations
Medicaid Managed Care	$7.5	$13.5	(44.4)%
Specialty Services	32.6	20.7	57.5%
Consolidated Total	$40.1	$34.2	17.3%

Medicaid Managed Care

Premium and service revenues increased 58.0% in the three months ended March 31, 2013, primarily as a result of the Texas, Mississippi, and Louisiana expansions, pharmacy carve-in in Texas and Louisiana, and the additions of the Kansas, Missouri and Washington contracts.  Earnings from operations decreased $6.0 million between years primarily due to a higher level of flu costs during the first quarter of 2013 as well as a higher level of medical costs in new business.

Specialty Services

Premium and service revenues increased 47.6% in the three months ended March 31, 2013, due to the carve-in of pharmacy services in Texas and Louisiana, as well as the associated specialty services provided to the increased membership in the Medicaid segment.  Earnings from operations increased $11.9 million in the three months ended March 31, 2013, reflecting improvement in our individual health insurance business as well as growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the three months ended March 31, 2013 and 2012, used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2013	2012
Net cash provided (used in) by operating activities	$43.0	$(32.1)
Net cash used in investing activities	(156.3)	(120.8)
Net cash provided by financing activities	0.1	12.2
Net decrease in cash and cash equivalents	$(113.2)	$(140.7)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $43.0 million in the three months ended March 31, 2013, compared to using $32.1 million in the comparable period in 2012.  The cash provided by operations in 2013 was primarily related to an increase in medical claims liabilities including our new business in Kansas.

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

	Three Months Ended March 31,
	2013	2012
Premium and related receivables	$(56.7)	$(120.8)
Unearned revenue	3.6	8.6
Net decrease in operating cash flow	$(53.1)	$(112.2)

Cash Flows Used in Investing Activities

Investing activities used cash of $156.3 million in the three months ended March 31, 2013 and $120.8 million in the comparable period in 2012.  Cash flows from investing activities in 2013 and 2012 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.  We spent $10.7 million and $15.0 million in the three months ended March 31, 2013 and 2012, respectively, on capital expenditures for system enhancements and market expansions.

As of March 31, 2013, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years.  We had unregulated cash and investments of $45.5 million at March 31, 2013, compared to $37.3 million at December 31, 2012.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $0.1 million in the three months ended March 31, 2013 compared to $12.2 million in the comparable period in 2012.  During 2013, our financing activities primarily related to cash proceeds from the exercise of stock options.

Liquidity Metrics

In February 2013, we amended our $350.0 million revolving credit facility to add an additional pricing tier and increased the maximum total debt to EBITDA ratio to 3.85 as of March 31, 2013, 3.50 as of June 30, 2013, 3.25 as of September 30, 2013 and 3.0 as of December 31, 2013 and thereafter. As of March 31, 2013, we had no borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of March 31, 2013, the borrowing availability under our revolving credit facility was limited by the total debt to EBITDA ratio.

We had outstanding letters of credit of $12.3 million as of March 31, 2013, which were not part of our revolving credit facility.  The letters of credit bore interest at 1.06% as of March 31, 2013.

At March 31, 2013, we had working capital, defined as current assets less current liabilities, of $68.2 million, as compared to $176.5 million at December 31, 2012.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2013, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 35.2%, compared to 36.1% at December 31, 2012.  Excluding the $74.7 million non-recourse mortgage note, our debt to capital ratio is 31.9%, compared to 32.7% at December 31, 2012.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2013 Expectations

In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company for approximately $146.2 million. The transaction consideration was financed through a combination of approximately 2.1 million shares of Centene common stock and approximately $55.4 million of cash on hand.

In April 2013, we filed an equity shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, covering the issuance of equity securities including common stock. In addition, we filed a prospectus supplement covering the issuance of up to $15.3 million in common stock related to funding the escrow account for the acquisition of AcariaHealth.

We expect to make additional capital contributions to our insurance subsidiaries of approximately $270 million during the remainder of 2013 associated with our growth and approximately $60 million in additional capital expenditures in 2013 primarily associated with system enhancements and market expansions. These capital contributions and capital expenditures are expected to be funded by unregulated cash flow generation and borrowings on our revolving credit facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility, along with the issuance of shares of Centene common stock in connection with the acquisition of AcariaHealth discussed above will be sufficient to finance our general operations, acquisition of AcariaHealth and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2013, our subsidiaries had aggregate statutory capital and surplus of $1,115.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $661.2 million.  Excluding our Kentucky health plan, we estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2013, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2013, we had short-term investments of $146.1 million and long-term investments of $787.6 million, including restricted deposits of $39.3 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2013, the fair value of our fixed income investments would decrease by approximately $23.6 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2013, the fair value of our debt would decrease by approximately $10.6 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013. The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet on March 14, 2013. In response, the Company filed a lawsuit on April 12, 2013, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.
The Company had previously filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking declaratory relief. On April 5, 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages. The Franklin Circuit Court has issued a scheduling order setting the primary declaratory judgment claims for a hearing in May 2013. Those claims center on the Company's right to terminate the contract and the measure of liquidated damages, if any, associated with the termination.
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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014 but the federal payment rates will be less. Currently 25 States remain undecided about expanding Medicaid eligibility, although most are involved in a variety of legislative proposals within their States. The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the newly created insurance exchanges.

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

CHIP is a federal initiative designed to provide coverage for low-income children not otherwise covered by Medicaid or other insurance programs.  It is funded jointly by the federal government and States through a formula based on the Medicaid Federal Medical Assistance Percentage (FMAP). As an incentive for States to expand their coverage programs for children, Congress created an enhanced federal matching rate for CHIP that is about 15 percentage points higher than the Medicaid rate. Every fiscal year the Centers for Medicare & Medicaid Services (CMS) determines the federal share of program funding. The programs vary significantly from state to state.  Participation in CHIP programs is an important part of our growth strategy.  If states do not allow us to participate or if we fail to win bids to participate, our growth strategy may be materially and adversely affected.

If CHIP is not reauthorized or states face shortfalls, our business could suffer.

The Affordable Care Act extends CHIP through September 30, 2019. Beginning October 1, 2015, the enhanced CHIP federal matching rate will increase by 23 percentage points, bringing the average federal matching rate for CHIP to 93%. This rate continues until September 30, 2019.

The federal allotment for CHIP for fiscal year 2012 was $14.982 billion.

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

Although we strive to comply with all existing Medicare statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our operations. If we fail to comply with existing or future applicable Medicare laws and regulations, states may not allow us to continue to participate in dual eligible demonstration programs or we may fail to win bids to participate in such programs, and our growth strategy may be materially and adversely affected.

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

Many aspects of our business are affected by government laws and regulations.  The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified.  We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.  The costs of any such future compliance efforts could have a material adverse effect on our business.  We have already expended significant time, effort and financial resources to comply with the privacy and security requirements of HIPAA and HITECH, and will have to expend additional time and financial resources to comply with the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act.  We cannot predict whether states will enact stricter laws governing the privacy and security of electronic health information.  If any new requirements are enacted at the state or federal level, compliance would likely require additional expenditures and management time.

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

Our participation in health insurance exchanges, which are required to be established as part of the ACA, could adversely affect our results of operations, financial position and cash flows.
The ACA requires the establishment of health insurance exchanges for individuals and small employers by 2014. There are a number of uncertainties with respect to the establishment of such insurance exchanges, including, but not limited to, the requirements for participation and operations for exchanges in each state, the impact of federal subsidies for premiums and cost-sharing reductions and the operation and funding of various mechanisms intended to manage and spread risk among insurers. Depending on how these factors develop once the health insurance exchanges are established, the health insurance exchanges could ultimately have a negative impact on our results of operations, financial position or liquidity. In addition, the ACA also requires insurers participating on the health insurance exchanges to offer a minimum level of benefits while including guidelines on setting premium rates and coverage limitations. These factors, along with the limited information that we expect to have about the individuals who will have access to these newly established exchanges may cause our earnings to be affected negatively if our premiums are not adequate or do not appropriately reflect the acuity of these individuals.

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

Medicaid spending by the federal government could be decreased as part of the spending cuts associated with the debt ceiling.

The American Taxpayer Relief Act (ATRA) of 2012, known as the fiscal cliff deal, delayed the sequestration mandated under the Sequestration Transparency Act of 2012 until March 1, 2013. Although Medicaid is exempt from cuts under the ATRA, there will be a 2% cut in payments to Medicare providers and suppliers.

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

As of March 31, 2013, we had $876.9 million in cash, cash equivalents and short-term investments and $787.6 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of March 31, 2013, we had $562.0 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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
Goodwill and other intangible assets were $275.6 million as of March 31, 2013. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2013
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 1 – January 31, 2013	1,866	$42.88	—	1,667,724
February 1 – February 28, 2013	4,137	45.11	—	1,667,724
March 1 – March 31, 2013	6,356	46.97	—	1,667,724
Total	12,359	$45.73	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 1,667,724 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1[1]	Amendment D (Version 2.4) to the contract between the Texas Health and Human Services Commission and Bankers Reserve Life Insurance Company of Wisconsin, Inc. d.b.a. Superior HealthPlan Network

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

[1] The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 23, 2013.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)