Form 10-Q
period 2013-06-30
CENTENE CORP
filed 2013-07-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☒

As of July 12, 2013, the registrant had 54,631,561 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$688,712	$843,952
Premium and related receivables	357,908	263,452
Short-term investments	131,330	139,118
Other current assets	164,410	127,080
Total current assets	1,342,360	1,373,602
Long-term investments	769,905	614,723
Restricted deposits	39,291	34,793
Property, software and equipment, net	388,965	377,726
Goodwill	344,822	256,288
Intangible assets, net	52,219	20,268
Other long-term assets	107,673	64,282
Total assets	$3,045,235	$2,741,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,078,386	$926,302
Premium deficiency reserve	1,016	41,475
Accounts payable and accrued expenses	216,330	191,343
Unearned revenue	21,811	34,597
Current portion of long-term debt	3,029	3,373
Total current liabilities	1,320,572	1,197,090
Long-term debt	548,473	535,481
Other long-term liabilities	53,916	55,344
Total liabilities	1,922,961	1,787,915
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 57,661,262 issued and 54,627,735 outstanding at June 30, 2013, and 55,339,160 issued and 52,329,248 outstanding at December 31, 2012	58	55
Additional paid-in capital	563,873	450,856
Accumulated other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(4,061)	5,189
Retained earnings	629,306	566,820
Treasury stock, at cost (3,033,527 and 3,009,912 shares, respectively)	(70,969)	(69,864)
Total Centene stockholders’ equity	1,118,207	953,056
Noncontrolling interest	4,067	711
Total stockholders’ equity	1,122,274	953,767
Total liabilities and stockholders’ equity	$3,045,235	$2,741,682

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premium	$2,528,718	$2,034,558	$5,037,767	$3,669,408
Service	105,599	27,041	138,793	55,659
Premium and service revenues	2,634,317	2,061,599	5,176,560	3,725,067
Premium tax	91,628	49,147	195,277	97,827
Total revenues	2,725,945	2,110,746	5,371,837	3,822,894
Expenses:
Medical costs	2,244,611	1,890,405	4,512,011	3,333,081
Cost of services	93,300	21,816	118,365	45,153
General and administrative expenses	230,248	168,062	440,596	331,249
Premium tax expense	90,760	49,176	193,735	97,926
Impairment loss	—	28,033	—	28,033
Total operating expenses	2,658,919	2,157,492	5,264,707	3,835,442
Earnings (loss) from operations	67,026	(46,746)	107,130	(12,548)
Other income (expense):
Investment and other income	4,286	4,045	8,757	9,336
Interest expense	(7,033)	(4,739)	(13,658)	(9,538)
Earnings (loss) before income tax expense (benefit)	64,279	(47,440)	102,229	(12,750)
Income tax expense (benefit)	25,268	(8,608)	40,307	3,479
Net earnings (loss)	39,011	(38,832)	61,922	(16,229)
Noncontrolling interest	(473)	(3,833)	(564)	(5,208)
Net earnings (loss) attributable to Centene Corporation	$39,484	$(34,999)	$62,486	$(11,021)

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.72	$(0.68)	$1.17	$(0.21)
Diluted earnings (loss) per common share	$0.70	$(0.68)	$1.13	$(0.21)

Weighted average number of common shares outstanding:
Basic	54,529,036	51,515,895	53,449,077	51,320,784
Diluted	56,601,660	51,515,895	55,448,396	51,320,784

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings (loss)	$39,011	$(38,832)	$61,922	$(16,229)
Reclassification adjustment, net of tax	(27)	(66)	(162)	(222)
Change in unrealized (loss) gain on investments, net of tax	(8,934)	(329)	(9,088)	303
Other comprehensive earnings (loss)	(8,961)	(395)	(9,250)	81
Comprehensive earnings (loss)	30,050	(39,227)	52,672	(16,148)
Comprehensive earnings (loss) attributable to the noncontrolling interest	(473)	(3,833)	(564)	(5,208)
Comprehensive earnings (loss) attributable to Centene Corporation	$30,523	$(35,394)	$53,236	$(10,940)

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2013

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2012	55,339,160	$55	$450,856	$5,189	$566,820	3,009,912	$(69,864)	$711	$953,767
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	62,486	—	—	(564)	61,922
Change in unrealized investment (loss) gain, net of $(5,258) tax	—	—	—	(9,250)	—	—	—	—	(9,250)
Total comprehensive earnings									52,672
Common stock issued for acquisition	1,716,690	2	75,436	—	—	—	—	—	75,438
Common stock issued for stock offering	342,640	1	15,238	—	—	—	—	—	15,239
Common stock issued for employee benefit plans	262,772	—	4,275	—	—	—	—	—	4,275
Common stock repurchases	—	—	—	—	—	23,615	(1,105)	—	(1,105)
Stock compensation expense	—	—	16,955	—	—	—	—	—	16,955
Excess tax benefits from stock compensation	—	—	1,113	—	—	—	—	—	1,113
Contribution from noncontrolling interest	—	—	—	—	—	—	—	3,920	3,920
Balance, June 30, 2013	57,661,262	$58	$563,873	$(4,061)	$629,306	3,033,527	$(70,969)	$4,067	$1,122,274

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$61,922	$(16,229)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32,928	33,266
Stock compensation expense	16,955	11,993
Impairment loss	—	28,033
Deferred income taxes	10,715	9,364
Changes in assets and liabilities
Premium and related receivables	(71,230)	(232,745)
Other current assets	(35,879)	(34,105)
Other assets	(38,191)	1,520
Medical claims liabilities	111,625	251,050
Unearned revenue	(12,068)	19,885
Accounts payable and accrued expenses	(1,488)	(77,010)
Other operating activities	5,650	(4,922)
Net cash provided by (used in) operating activities	80,939	(9,900)
Cash flows from investing activities:
Capital expenditures	(30,057)	(57,442)
Purchases of investments	(537,590)	(406,901)
Sales and maturities of investments	358,971	253,719
Investments in acquisitions, net of cash acquired	(66,832)	—
Net cash used in investing activities	(275,508)	(210,624)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,867	10,320
Proceeds from borrowings	30,000	75,000
Payment of long-term debt	(10,118)	(21,601)
Proceeds from stock offering	15,239	—
Excess tax benefits from stock compensation	1,113	5,810
Common stock repurchases	(1,105)	(1,791)
Contribution from noncontrolling interest	3,920	982
Debt issue costs	(3,587)	—
Net cash provided by financing activities	39,329	68,720
Net decrease in cash and cash equivalents	(155,240)	(151,804)
Cash and cash equivalents, beginning of period	843,952	573,698
Cash and cash equivalents, end of period	$688,712	$421,894
Supplemental disclosures of cash flow information:
Interest paid	$15,170	$10,312
Income taxes paid	21,694	32,394
Equity issued in connection with acquisition	75,438	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2012.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2012 audited financial statements have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2012 amounts in the notes to the consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

2. Acquisition: AcariaHealth, Inc.

In April 2013, the Company acquired 100% of AcariaHealth, Inc., a specialty pharmacy company, for $146,567 in total consideration. The transaction consideration was financed through a combination of $75,438 of Centene common stock and $71,129 of cash on hand. The Company subsequently sold 342,640 shares of common stock for $15,239 related to funding the escrow account for the acquisition.

The Company's initial allocation of fair value resulted in goodwill of $88,535 and other identifiable intangible assets of $35,000. The goodwill is not deductible for income tax purposes. The Company has not yet finalized the allocation of the fair value of assets and liabilities; the total consideration remains subject to finalization of working capital adjustments in accordance with the purchase agreement. The acquisition is recorded in the Specialty Services segment.

3. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$249,551	$310	$(7,697)	$242,164	$117,434	$594	$(221)	$117,807
Corporate securities	327,048	2,601	(1,808)	327,841	315,807	5,101	(198)	320,710
Restricted certificates of deposit	5,892	—	—	5,892	5,890	—	—	5,890
Restricted cash equivalents	18,430	—	—	18,430	14,460	—	—	14,460
Municipal securities:
General obligation	80,442	511	(323)	80,630	88,690	1,173	(26)	89,837
Pre-refunded	13,336	244	(6)	13,574	5,337	85	—	5,422
Revenue	93,823	508	(615)	93,716	84,726	1,331	(30)	86,027
Variable rate demand notes	24,375	—	—	24,375	37,685	—	—	37,685
Asset backed securities	102,366	628	(261)	102,733	83,295	1,197	(17)	84,475
Cost and equity method investments	15,969	—	—	15,969	11,298	—	—	11,298
Life insurance contracts	15,202	—	—	15,202	15,023	—	—	15,023
Total	$946,434	$4,802	$(10,710)	$940,526	$779,645	$9,481	$(492)	$788,634

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of June 30, 2013, 45% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 63% were rated AA-/Aa3 or higher, and 94% were rated A-/A3 or higher.  At June 30, 2013, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2013				December 31, 2012
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(7,697)	$197,695	$—	$—	$(219)	$56,033	$(2)	$202
Corporate securities	(1,799)	130,007	(9)	41	(198)	44,758	—	—
Municipal securities:
General obligation	(323)	20,482	—	—	(26)	8,464	—	—
Pre-refunded	(6)	682	—	—	—	—	—	—
Revenue	(603)	36,632	(12)	1,811	(30)	3,325	—	—
Asset backed securities	(261)	32,967	—	—	(17)	9,321	—	—
Total	$(10,689)	$418,465	$(21)	$1,852	$(490)	$121,901	$(2)	$202

As of June 30, 2013, the gross unrealized losses were generated from 111 positions out of a total of 356 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	June 30, 2013				December 31, 2012
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$130,505	$131,330	$39,174	$39,183	$138,011	$139,118	$34,403	$34,435
One year through five years	575,864	575,090	108	108	474,068	481,381	358	358
Five years through ten years	170,418	164,182	—	—	94,006	93,878	—	—
Greater than ten years	30,365	30,633	—	—	38,799	39,464	—	—
Total	$907,152	$901,235	$39,282	$39,291	$744,884	$753,841	$34,761	$34,793

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

Investment amortization of $5,190 and $5,918 was recorded in the six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$688,712	—	—	$688,712
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201,291	$25,904	—	$227,195
Corporate securities	—	327,841	—	327,841
Municipal securities:
General obligation	—	80,630	—	80,630
Pre-refunded	—	13,574	—	13,574
Revenue	—	93,716	—	93,716
Variable rate demand notes	—	24,375	—	24,375
Asset backed securities	—	102,733	—	102,733
Total investments	$201,291	$668,773	—	$870,064
Restricted deposits available for sale:
Cash and cash equivalents	$18,430	—	—	$18,430
Certificates of deposit	5,892	—	—	5,892
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,969	—	—	14,969
Total restricted deposits	$39,291	—	—	$39,291
Other long-term assets: Interest rate swap contract	—	$9,954	—	$9,954
Total assets at fair value	$929,294	$678,727	—	$1,608,021

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At June 30, 2013, there were no transfers from Level I to Level II and $28,403 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $31,171 and $26,321 as of June 30, 2013 and December 31, 2012, respectively.

5. Debt

Debt consists of the following:

	June 30, 2013	December 31, 2012
Senior notes, at par	$425,000	$425,000
Unamortized premium on senior notes	6,938	7,823
Interest rate swap fair value	9,954	16,304
Senior notes	441,892	449,127
Revolving credit agreement	30,000	—
Mortgage notes payable	74,100	84,081
Capital leases and other	5,510	5,646
Total debt	551,502	538,854
Less current portion	(3,029)	(3,373)
Long-term debt	$548,473	$535,481

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 (the $250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into an interest rate swap for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At June 30, 2013, the fair value of the interest rate swap increased the fair value of the notes by $9,954 and the variable interest rate of the swap was 3.78%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At June 30, 2013, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $6,938.

Revolving Credit Agreement

In May 2013, the Company entered into a new unsecured $500,000 revolving credit facility and terminated its previous $350,000 revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended) or certain financial conditions are not met including $100,000 of unregulated cash on the balance sheet. As of June 30, 2013, the Company had $30,000 in borrowings outstanding under the agreement.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to maintain a minimum debt-to-EBITDA ratio of 3.50 as of June 30, 2013, 3.25 as of September 30, 2013 and 3.0 as of December 31, 2013 and thereafter. As of June 30, 2013, the Company's availability under the new revolving credit agreement would have been limited to approximately $377,000 as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company had a mortgage note of $8,700 at December 31, 2012 collateralized by an office building and parking garage. In June 2013, the Company paid the balance of this mortgage note.

Letters of Credit

The Company had outstanding letters of credit of $12,324 as of June 30, 2013, which were not part of the revolving credit facility.  The letters of credit bore interest at 1.06% as of June 30, 2013.

6. Stockholders' Equity

In April 2013, the Company completed the acquisition of AcariaHealth, Inc. and as a result, issued 1,716,690 shares of Centene common stock to the selling stockholders. Additionally, the Company filed an equity shelf registration statement related to funding the escrow account for the acquisition and sold 342,640 shares of Centene common stock for $15,239.

7. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings (loss) attributable to Centene Corporation	$39,484	$(34,999)	$62,486	$(11,021)

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	54,529,036	51,515,895	53,449,077	51,320,784
Common stock equivalents (as determined by applying the treasury stock method)	2,072,624	—	1,999,319	—
Weighted average number of common shares and potential dilutive common shares outstanding	56,601,660	51,515,895	55,448,396	51,320,784

Net earnings (loss) per share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.72	$(0.68)	$1.17	$(0.21)
Diluted earnings (loss) per common share	$0.70	$(0.68)	$1.13	$(0.21)

The calculation of diluted earnings per common share for the three and six months ended June 30, 2013 excludes the impact of 35,094 shares and 68,809 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings (loss) per common share for the three and six months ended June 30, 2012 excludes the impact of 4,530,436 shares and 4,693,165 shares (before application of the treasury stock method), respectively, related to stock options, restricted stock and restricted stock units as the Company incurred losses during the period and the shares would be anti-dilutive.

8. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering products for behavioral health, care management software, correctional systems healthcare, health insurance exchanges, individual health insurance, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services.  The health plan in Massachusetts, operated by our individual health insurance business, is included in the Specialty Services segment.

In January 2013, the Company reclassified the health plan in Arizona, operated by its long-term care company, to the Medicaid Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Medicaid Managed Care segment for all periods presented.

Segment information for the three months ended June 30, 2013, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,440,156	$194,161	$—	$2,634,317
Premium and service revenues from internal customers	10,702	555,506	(566,208)	—
Total premium and service revenues	$2,450,858	$749,667	$(566,208)	$2,634,317
Earnings from operations	$41,028	$25,998	$—	$67,026

Segment information for the three months ended June 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$1,914,662	$146,937	$—	$2,061,599
Premium and service revenues from internal customers	22,761	439,826	(462,587)	—
Total premium and service revenues	$1,937,423	$586,763	$(462,587)	$2,061,599
Earnings (loss) from operations	$(30,993)	$(15,753)	$—	$(46,746)

Segment information for the six months ended June 30, 2013, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,857,015	$319,545	$—	$5,176,560
Premium and service revenues from internal customers	21,165	1,118,401	(1,139,566)	—
Total premium and service revenues	$4,878,180	$1,437,946	$(1,139,566)	$5,176,560
Earnings from operations	$48,526	$58,604	$—	$107,130

Segment information for the six months ended June 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,435,893	$289,174	$—	$3,725,067
Premium and service revenues from internal customers	37,613	763,905	(801,518)	—
Total premium and service revenues	$3,473,506	$1,053,079	$(801,518)	$3,725,067
Earnings (loss) from operations	$(17,501)	$4,953	$—	$(12,548)

9. Contingencies
In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  The Company also filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking a declaration of the Company's right to terminate the contract on July 5, 2013.  In April 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages.  In May 2013, the Franklin Circuit Court ruled that Kentucky Spirit does not have a contractual right to terminate the contract early.  Kentucky Spirit has appealed that ruling to the Kentucky Court of Appeals.

The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet.  In response, the Company filed a lawsuit in April 2013, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. This lawsuit was subsequently consolidated with the original lawsuit for declaratory relief and continues to proceed.

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  By letter dated July 11, 2013, the Commonwealth alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The letter states that, unless Kentucky Spirit cures the alleged material breach within thirty days, the Commonwealth will seek to recover substantial damages and to enforce its rights under Kentucky Spirit's $25,000 performance bond.  Any claim for damages by the Commonwealth may include the costs of transition and the additional costs to the Commonwealth to cover Kentucky Spirit's former members through July 5, 2014. Kentucky Spirit is pursuing its litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of June 30, 2013.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the results of operations of the Company in the period it is resolved or becomes known.

Excluding the Kentucky matters discussed above, the Company is also routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters in the normal course of business is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

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

OVERVIEW
Key financial metrics for the second quarter of 2013 are summarized as follows:

•	Quarter-end at-risk managed care membership of 2,696,900, an increase of 299,400 members, or 12% year over year.

•	Premium and service revenues of $2.6 billion, representing 28% growth year over year.

•	Health Benefits Ratio of 88.8%, compared to 92.9% in 2012.

•	General and Administrative expense ratio of 8.7%, compared to 8.2% in 2012.

•	Operating cash flow of $37.9 million for the second quarter of 2013.

•	Diluted earnings per share of $0.70, including AcariaHealth transaction costs of $0.07 per diluted share.

The following items contributed to our revenue and membership growth over the last year:

•
AcariaHealth, Inc. In April 2013, we completed the acquisition of AcariaHealth Inc. (AcariaHealth), a specialty pharmacy company, for $146.6 million. The transaction consideration was financed through a combination of Centene common stock and cash on hand.

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

•
In July 2013, our Ohio subsidiary, Buckeye Community Health Plan (Buckeye), began operating under a new and expanded contract with the Ohio Department of Job and Family Services (ODJFS) to serve Medicaid members in Ohio. Under the new state contract, Buckeye operates statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). Buckeye also began serving members under the ABD Children program in July 2013.

•
In July 2013, our joint venture subsidiary, Centurion, began operating under a new contract with the Department of Corrections in Massachusetts to provide comprehensive healthcare services to individuals incarcerated in Massachusetts state correctional facilities. Centurion was notified by the Department of Corrections in Tennessee in June 2013 that it had been awarded a contract to provide comprehensive healthcare services to individuals incarcerated in Tennessee state correctional facilities. Operations in Tennessee are expected to begin in the third quarter of 2013. Centurion is a joint venture between Centene and MHM Services Inc.

•
In May 2013, our California subsidiary, California Health and Wellness Plan, was notified by the California Department of Health Care Services (DHCS) and the Imperial County Board of Supervisors of their intent to award a contract, contingent upon successful completion of contract negotiations, to serve Medi-Cal beneficiaries in Imperial County. Upon execution of a contract and regulatory approval, enrollment is expected to begin in the fourth quarter of 2013.

•
In March 2013, our California subsidiary, California Health and Wellness Plan, was notified by the California DHCS of its intent to award a contract, contingent upon successful completion of contract negotiations, to serve Medicaid beneficiaries in 18 rural counties. Under the contract, California Health and Wellness Plan will serve members under the state's Medi-Cal Managed Care Rural Expansion program. Upon execution of a contract and regulatory approval, enrollment is expected to begin in the fourth quarter of 2013.

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

•
In November 2012, our Illinois subsidiary, IlliniCare Health Plan, was selected to serve dual-eligible members in Cook, DuPage, Lake, Kane, Kankakee and Will counties (Greater Chicago region) as part of the Illinois Medicare-Medicaid Alignment Initiative. Enrollment is expected to begin in the first half of 2014.

•
In August 2012, we were notified by the ODJFS that Buckeye, our Ohio subsidiary, was selected to serve Medicaid members in a dual-eligible demonstration program in three of Ohio's pre-determined seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the state of Ohio's Integrated Care Delivery System (ICDS) expansion, will serve those who have both Medicare and Medicaid eligibility. Enrollment is expected to begin in the first half of 2014.

•
In May 2012, we announced that the Governor and Executive Council of New Hampshire had given approval for the Department of Health and Human Services to contract with our subsidiary, Granite State Health Plan, to serve Medicaid beneficiaries in New Hampshire. Operations are currently expected to commence in the fourth quarter of 2013.

As of July 6, 2013, our subsidiary, Kentucky Spirit Health Plan, has discontinued serving Medicaid members in Kentucky. We expect to begin presenting Kentucky as a discontinued operation upon completion of all significant operating cash flows.
In March 2013, we were notified by the Arizona Health Care Cost Containment System that our Arizona subsidiary, Bridgeway Health Solutions of Arizona, LLC (Bridgeway), was not awarded a contract to serve acute care members in Arizona for the five years beginning October 1, 2013. The current contract termination is effective September 30, 2013. Bridgeway currently serves 16,100 Medicaid acute care members in Yavapai County.

MEMBERSHIP

From June 30, 2012 to June 30, 2013, we increased our at-risk managed care membership by 299,400, or 12.5%.  The following table sets forth our membership by state for our managed care organizations:

	June 30, 2013	December 31, 2012	June 30, 2012
Arizona	23,200	23,500	24,000
Florida	216,200	214,000	204,100
Georgia	316,600	313,700	313,300
Illinois	18,000	18,000	17,800
Indiana	200,000	204,000	205,000
Kansas	137,500	—	—
Kentucky	133,500	135,800	143,500
Louisiana	153,700	165,600	168,700
Massachusetts	15,200	21,500	41,400
Mississippi	77,300	77,200	30,100
Missouri	58,800	59,600	—
Ohio	156,700	157,800	166,800
South Carolina	88,800	90,100	87,800
Texas	960,400	949,900	919,200
Washington	67,600	57,200	—
Wisconsin	73,400	72,400	75,800
Total	2,696,900	2,560,300	2,397,500

The following table sets forth our membership by line of business:

	June 30, 2013	December 31, 2012	June 30, 2012
Medicaid	2,051,700	1,977,200	1,848,500
CHIP & Foster Care	275,900	237,700	222,600
ABD & Medicare	322,500	307,800	269,900
Hybrid Programs	22,400	29,100	48,100
Long-term Care	24,400	8,500	8,400
Total	2,696,900	2,560,300	2,397,500

The following table identifies our dual eligible membership by line of business. The membership tables above include these members.

	June 30, 2013	December 31, 2012	June 30, 2012
ABD	81,800	72,800	62,000
Long-term Care	16,600	7,700	7,600
Medicare	5,700	5,100	3,600
Total	104,100	85,600	73,200

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2013 and 2012, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2013 and 2012 is as follows ($ in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change 2012-2013	2013	2012	% Change 2012-2013
Premium	$2,528.7	$2,034.5	24.3%	$5,037.7	$3,669.4	37.3%
Service	105.6	27.1	290.5%	138.8	55.7	149.4%
Premium and service revenues	2,634.3	2,061.6	27.8%	5,176.5	3,725.1	39.0%
Premium tax	91.6	49.1	86.4%	195.3	97.8	99.6%
Total revenues	2,725.9	2,110.7	29.1%	5,371.8	3,822.9	40.5%
Medical costs	2,244.6	1,890.4	18.7%	4,512.0	3,333.1	35.4%
Cost of services	93.3	21.9	327.7%	118.4	45.2	162.1%
General and administrative expenses	230.2	168.0	37.0%	440.6	331.2	33.0%
Premium tax expense	90.8	49.1	84.6%	193.7	97.9	97.8%
Impairment loss	—	28.0	(100.0)%	—	28.0	(100.0)%
Earnings (loss) from operations	67.0	(46.7)	(243.4)%	107.1	(12.5)	(953.8)%
Investment and other income, net	(2.7)	(0.7)	295.8%	(4.9)	(0.2)	2,326.2%
Earnings (loss) before income tax expense (benefit)	64.3	(47.4)	(235.5)%	102.2	(12.7)	(901.8)%
Income tax expense (benefit)	25.3	(8.6)	(393.5)%	40.3	3.5	1,058.6%
Net earnings (loss)	39.0	(38.8)	(200.5)%	61.9	(16.2)	(481.6)%
Noncontrolling interest	(0.5)	(3.8)	(87.7)%	(0.6)	(5.2)	(89.2)%
Net earnings (loss) attributable to Centene Corporation	$39.5	$(35.0)	(212.8)%	$62.5	$(11.0)	(667.0)%
Diluted earnings (loss) per common share attributable to Centene Corporation	$0.70	$(0.68)	(202.9)%	$1.13	$(0.21)	(638.1)%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Premium and Service Revenues

Premium and service revenues increased 27.8% in the three months ended June 30, 2013 over the corresponding period in 2012 primarily as a result of the Mississippi expansion, pharmacy carve-in in Louisiana, the additions of the Kansas, Missouri and Washington contracts, rate increases in several of our markets, the acquisition of AcariaHealth and increased membership in Texas.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended June 30,:

	2013	2012
Medicaid and CHIP	89.0%	92.4%
ABD and Medicare	89.0	93.0
Specialty Services	82.0	98.0
Total	88.8	92.9

The consolidated HBR for the three months ended June 30, 2013 was 88.8%, compared to 92.9% in the same period in 2012.  The HBR decreased compared to last year primarily as a result of improvements in the performance of the Texas and individual health business from 2012, as well as the effect of the premium deficiency reserve recorded for Kentucky in 2012.

Cost of Services

Cost of services increased by $71.5 million in the three months ended June 30, 2013, compared to the corresponding period in 2012.  This was primarily due to the acquisition of AcariaHealth.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $62.2 million in the three months ended June 30, 2013, compared to the corresponding period in 2012.  This was primarily due to expenses for additional staff and facilities to support our membership growth as well as performance based compensation.

The consolidated G&A expense ratio for the three months ended June 30, 2013 and 2012 was 8.7% and 8.2%, respectively.  The year over year increase reflects an increase in performance based compensation expense in 2013 of approximately 70 basis points and the AcariaHealth transaction costs, partially offset by the leveraging of expenses over higher revenue in 2013.

Impairment Loss

During the second quarter of 2012, our subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer throughout the first quarter of 2012. We conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit, resulting in goodwill and intangible asset impairments of $28.0 million, recorded as impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2.3 million and goodwill of $25.7 million were reported under the Specialty Services segment, of which $26.6 million of the impairment loss was not deductible for income tax purposes.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2013	2012
Investment income	$4.3	$4.0
Interest expense	(7.0)	(4.7)
Other income (expense), net	$(2.7)	$(0.7)

The increase in investment income in 2013 reflects an increase in investment balances over 2012. Interest expense increased in 2013 compared to 2012, reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the three months ended June 30, 2013 was a tax expense of 39.0% compared to a tax benefit of 19.7% in the corresponding period in 2012. The change in the effective tax rate primarily relates to the impact of Celtic's non-deductible goodwill impairment in 2012 resulting in a reduced tax benefit on a pre-tax loss.

Segment Results

In January 2013, we reclassified the health plan in Arizona, operated by our long-term care company, to the Medicaid Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Medicaid Managed Care segment for all periods presented. The following table summarizes our operating results by segment for the three months ended June 30, (in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Medicaid Managed Care	$2,450.9	$1,937.4	26.5%
Specialty Services	749.6	586.8	27.8%
Eliminations	(566.2)	(462.6)	22.4%
Consolidated Total	$2,634.3	$2,061.6	27.8%
Earnings (Loss) from Operations
Medicaid Managed Care	$41.0	$(31.0)	(232.4)%
Specialty Services	26.0	(15.7)	(265.0)%
Consolidated Total	$67.0	$(46.7)	(243.4)%

Medicaid Managed Care

Premium and service revenues increased 26.5% in the three months ended June 30, 2013, primarily as a result of the Mississippi expansion, pharmacy carve-in in Louisiana, the additions of the Kansas, Missouri and Washington contracts, increased membership in Texas and rate increases in several of our markets. Earnings from operations increased $72.0 million between years primarily as a result of improvements in the performance of the Texas business from 2012 and the effect of the premium deficiency reserve recorded for Kentucky in 2012.

Specialty Services

Premium and service revenues increased 27.8% in the three months ended June 30, 2013, due to the carve-in of pharmacy services in Louisiana, the associated services provided to the increased membership in the Medicaid segment and the acquisition of AcariaHealth.  Earnings from operations increased $41.7 million in the three months ended June 30, 2013, reflecting improvement in our individual health insurance business and growth in our pharmacy business. Earnings from operations in 2012 were negatively impacted by a $28.0 impairment loss in our individual insurance business.

Earnings (Loss) Per Share and Shares Outstanding

Our earnings (loss) per share calculation for the three months ended June 30, 2012 reflects lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to earnings per share.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Premium and Service Revenues

Premium and service revenues increased 39.0% in the six months ended June 30, 2013 over the corresponding period in 2012 primarily as a result of the Texas, Mississippi and Louisiana expansions, pharmacy carve-in in Texas and Louisiana, the additions of the Kansas, Missouri and Washington contracts, rate increases in several of our markets and the acquisition of AcariaHealth. During the six months ended June 30, 2013, we received premium rate adjustments which yielded a net 0.5% composite change across all of our markets.

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

	2013	2012
Medicaid and CHIP	90.7%	90.2%
ABD and Medicare	88.5	91.4
Specialty Services	82.5	93.9
Total	89.6	90.8

The consolidated HBR for the six months ended June 30, 2013 of 89.6% was a decrease of 120 basis points over the comparable period in 2012.  The decrease compared to last year primarily reflects a higher level of medical costs in 2012 for the Texas expansion area and Kentucky, as well as a high level of medical costs in the individual health business, partially offset by a higher level of flu costs during the first quarter of 2013.

Cost of Services

Cost of services increased by $73.2 million in the six months ended June 30, 2013, compared to the corresponding period in 2012.  This was primarily due to the acquisition of AcariaHealth.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $109.3 million in the six months ended June 30, 2013, compared to the corresponding period in 2012.  This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.

The consolidated G&A expense ratio for the six months ended June 30, 2013 and 2012 was 8.5% and 8.9%, respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenue in 2013, partially offset by the AcariaHealth transaction costs.

Impairment Loss

During the second quarter of 2012, our subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer throughout the first quarter of 2012. We conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit, resulting in goodwill and intangible asset impairments of $28.0 million, recorded as impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2.3 million and goodwill of $25.7 million were reported under the Specialty Services segment, of which $26.6 million of the impairment loss was not deductible for income tax purposes.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, 2013 ($ in millions):

	2013	2012
Investment income	$8.8	$9.3
Interest expense	(13.7)	(9.5)
Other income (expense), net	$(4.9)	$(0.2)

The decrease in investment income in 2013 reflects a decrease in investment returns over 2012. Interest expense increased during the six months ended June 30, 2013 by $4.2 million reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the six months ended June 30, 2013 was a tax expense of 39.2% compared to tax benefit of 46.1% in the corresponding period in 2012. The increase in income tax expense over 2012 resulted from decreased earnings in the first half of 2012, partially offset by a non-deductible goodwill impairment in 2012.

Segment Results

The following table summarizes our operating results by segment for the six months ended June 30, 2013 (in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Medicaid Managed Care	$4,878.2	$3,473.5	40.4%
Specialty Services	1,437.9	1,053.1	36.5%
Eliminations	(1,139.6)	(801.5)	42.2%
Consolidated Total	$5,176.5	$3,725.1	39.0%
Earnings (Loss) from Operations
Medicaid Managed Care	$48.5	$(17.5)	(377.3)%
Specialty Services	58.6	5.0	1,083.2%
Consolidated Total	$107.1	$(12.5)	(953.8)%

Medicaid Managed Care

Premium and service revenues increased 40.4% in the six months ended June 30, 2013, primarily as a result of the Texas, Mississippi and Louisiana expansions, pharmacy carve-in in Texas and Louisiana, the additions of the Kansas, Missouri and Washington contracts and rate increases in several of our markets. Earnings from operations increased $66.0 million in the six months ended June 30, 2013, as a result of improvements in the performance of the Texas business from 2012 and the effect of the premium deficiency reserve recorded for Kentucky in 2012.

Specialty Services

Premium and service revenues increased 36.5% in the six months ended June 30, 2013, due to the carve-in of pharmacy services in Texas and Louisiana, growth in our Medicaid segment and the associated services provided to this increased membership and the acquisition of AcariaHealth.  Earnings from operations increased $53.6 million in the six months ended June 30, 2013, reflecting improvement in our individual health insurance business and growth in our pharmacy business. Earnings from operations in 2012 were negatively impacted by a $28.0 impairment loss in our individual insurance business.

Earnings (Loss) Per Share and Shares Outstanding

Our earnings (loss) per share calculation for the six months ended June 30, 2012 reflects lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the six months ended June 30, 2013 and 2012, used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$80.9	$(9.9)
Net cash used in investing activities	(275.5)	(210.6)
Net cash provided by financing activities	39.3	68.7
Net decrease in cash and cash equivalents	$(155.3)	$(151.8)

Cash Flows Provided by (Used in) Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $80.9 million in the six months ended June 30, 2013, compared to using $9.9 million in the comparable period in 2012.  The cash provided by operations in 2013 was primarily related to an increase in medical claims liabilities including our new business in Kansas.

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

	Six Months Ended June 30,
	2013	2012
Premium and related receivables	$(71.2)	$(232.7)
Unearned revenue	(12.1)	19.9
Net decrease in operating cash flow	$(83.3)	$(212.8)

Cash Flows Used in Investing Activities

Investing activities used cash of $275.5 million in the six months ended June 30, 2013 and $210.6 million in the comparable period in 2012.  Cash flows used in investing activities in 2013 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisition of AcariaHealth and capital expenditures.  We completed the acquisition of AcariaHealth in April 2013 for $146.6 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $71.1 million cash on hand. During 2012, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

We spent $30.1 million and $57.4 million in the six months ended June 30, 2013 and 2012, respectively, on capital expenditures for system enhancements and market expansions.

As of June 30, 2013, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.0 years.  We had unregulated cash and investments of $33.8 million at June 30, 2013, compared to $37.3 million at December 31, 2012.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $39.3 million in the six months ended June 30, 2013, compared to $68.7 million in the comparable period in 2012.  During 2013, our financing activities primarily related to borrowings under our revolving credit facility, the sale of $15.2 million of common stock to fund the escrow account for the acquisition of AcariaHealth and the repayment of a mortgage note. During 2012, our financing activities primarily related to borrowings under our revolving credit facility and proceeds from the exercise of stock options.

Liquidity Metrics

In May 2013, we entered into a new unsecured $500 million revolving credit facility and terminated its previous $350 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended) or certain financial conditions are not met including $100 million of unregulated cash on the balance sheet. As of June 30, 2013, we had $30.0 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, minimum debt-to-EBITDA ratios and minimum tangible net worth. We are required to maintain a minimum debt-to-EBITDA ratio of 3.50 as of June 30, 2013, 3.25 as of September 30, 2013 and 3.0 as of December 31, 2013 and thereafter. As of June 30, 2013, the availability under the new revolving credit agreement would have been limited to approximately $377.0 million as a result of the debt-to-EBITDA ratio..

We had outstanding letters of credit of $12.3 million as of June 30, 2013, which were not part of our revolving credit facility and bore interest at 1.06%.

At June 30, 2013, we had working capital, defined as current assets less current liabilities, of $21.8 million, as compared to $176.5 million at December 31, 2012.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2013, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 32.9%, compared to 36.1% at December 31, 2012.  Excluding the $74.1 million non-recourse mortgage note, our debt to capital ratio was 29.8% at June 30, 2013, compared to 32.7% at December 31, 2012.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2013 Expectations

During the remainder of 2013, we expect to make additional capital contributions to our insurance subsidiaries of approximately $100 million associated with our growth and spend approximately $40 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions and capital expenditures are expected to be funded by unregulated cash flow generation and borrowings on our revolving credit facility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2013, our subsidiaries had aggregate statutory capital and surplus of $1,179.0 million, compared with the required minimum aggregate statutory capital and surplus requirements of $674.2 million.  We estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2013, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2013, we had short-term investments of $131.3 million and long-term investments of $809.2 million, including restricted deposits of $39.3 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2013, the fair value of our fixed income investments would decrease by approximately $24.4 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $250 million of our Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2013, the fair value of our debt would decrease by approximately $9.8 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  The Company also filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking a declaration of the Company's right to terminate the contract on July 5, 2013.  In April 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages.  In May 2013, the Franklin Circuit Court ruled that Kentucky Spirit does not have a contractual right to terminate the contract early.  Kentucky Spirit has appealed that ruling to the Kentucky Court of Appeals.

The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet.  In response, the Company filed a lawsuit in April 2013, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. This lawsuit was subsequently consolidated with the original lawsuit for declaratory relief and continues to proceed.

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  By letter dated July 11, 2013, the Commonwealth alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The letter states that, unless Kentucky Spirit cures the alleged material breach within thirty days, the Commonwealth will seek to recover substantial damages and to enforce its rights under Kentucky Spirit's $25.0 million performance bond.  Any claim for damages by the Commonwealth may include the costs of transition and the additional costs to the Commonwealth to cover Kentucky Spirit's former members through July 5, 2014. Kentucky Spirit is pursuing its litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of June 30, 2013.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the results of operations of the Company in the period it is resolved or becomes known.

Excluding the Kentucky matters discussed above, the Company is also routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters in the normal course of business is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position or results of operations.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014 but the federal payment rates will be less. Currently 24 states are moving toward expanding Medicaid eligibility, although most are involved in a variety of legislative proposals within their States. The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the newly created insurance exchanges. Arkansas, Tennessee and Indiana are exploring alternative solutions with CMS.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between August 31, 2013 and December 31, 2016.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Certain states have enacted regulations which require us to maintain a minimum health benefits ratio, or establish limits on our profitability.  Other states require us to meet certain performance and quality metrics in order to receive our full contractual revenue.  In certain circumstances, our plans may be required to pay a rebate to the state in the event profits exceed established levels.  These regulatory requirements, changes in these requirements or the adoption of similar requirements by other regulators may limit our ability to increase our overall profits as a percentage of revenues.  Most states, including but not limited to Georgia, Indiana, Texas and Wisconsin, have implemented prompt-payment laws and many states are enforcing penalty provisions for failure to pay claims in a timely manner.  Failure to meet these requirements can result in financial fines and penalties.  In addition, states may attempt to reduce their contract premium rates if regulators perceive our health benefits ratio as too low.  Any of these regulatory actions could harm our financial position, results of operations or cash flows.  Certain states also impose marketing restrictions on us which may constrain our membership growth and our ability to increase our revenues.

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

The ACA provides comprehensive changes to the U.S.  health care system, which are being phased in at various stages through 2018.  The legislation imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter.  Such assessment may not be deductible for income tax purposes.  The fee will be allocated based on health insurers premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers are expected to have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and SCHIP, and other not-for-profit insurers exclude 50% of their premium revenue from the fee calculation.

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
The ACA requires the establishment of health insurance exchanges for individuals and small employers by 2014. There are a number of uncertainties with respect to the establishment of such health insurance exchanges. Among these uncertainties are the requirements for participation and operations for exchanges in each state, the impact of federal subsidies for premiums and cost-sharing reductions and the operation and funding of various mechanisms intended to manage and spread risk among insurers. Government officials have experienced delays in achieving certain milestones in setting up health insurance exchanges for small businesses and consumers, and there's a risk they won't operate as planned in October 2013. Approximately 7 million to 9 million people are projected to receive insurance through health insurance exchanges in 2014.
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

The American Taxpayer Relief Act (ATRA) of 2012, known as the fiscal cliff deal, delayed the sequestration mandated under the Sequestration Transparency Act of 2012 until March 1, 2013. The mandated cuts for 2013 are approximately $85.3 billion. Although Medicaid is exempt from cuts under the ATRA, a 2% cut in payments to Medicare providers and suppliers in 2013, or approximately $11.3 billion, is included in ATRA.

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

Assumptions and estimates are also utilized in establishing premium deficiency reserves. In October 2012, we notified the Kentucky Cabinet for Health and Family Services that we were exercising a contractual right that we believed allowed Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013.  As a result, we recorded a premium deficiency reserve included in Medical costs expense of $41.5 million for the Kentucky contract in the year ended December 31, 2012.  The premium deficiency reserve encompassed the contract period from January 1, 2013 through July 5, 2013.
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

As of June 30, 2013, we had $820.0 million in cash, cash equivalents and short-term investments and $809.2 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of June 30, 2013, we had $540.1 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We are a defendant from time to time in lawsuits and regulatory actions relating to our business.  Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings.  An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows.  In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management.  For example, in the future we may be subject to lawsuits for substantial damages, securities class action lawsuits, IRS examinations, audits by government agencies or similar regulatory actions.  Any such matters could harm our business and financial position, results of operations or cash flows.

An impairment charge with respect to our recorded goodwill and intangible assets could have a material impact on our results of operations.
Goodwill and other intangible assets were $397.0 million as of June 30, 2013. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2013, the Company acquired 100% of AcariaHealth, Inc. The transaction consideration was financed through a combination of $75.4 million of Centene common stock and $71.1 million of cash on hand and, in connection therewith, the Company issued an aggregate of 1,716,690 shares of our common stock to the selling stockholders of AcariaHealth, Inc. on April 1, 2013. The Company did so in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and Rule 506 promulgated thereunder.

Issuer Purchases of Equity Securities Second Quarter 2013
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 – April 30, 2013	5,132	$45.72	—	1,667,724
May 1 – May 31, 2013	3,445	49.76	—	1,667,724
June 1 – June 30, 2013	2,679	49.77	—	1,667,724
Total	11,256	$47.92	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 1,667,724 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1[1]	Amendment E (Version 2.5) to the contract between the Texas Health and Human Services Commission and Bankers Reserve Life Insurance Company of Wisconsin, Inc. d.b.a. Superior HealthPlan Network

10.2
Credit Agreement dated as of May 21, 2013 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC, incorporated by reference to Exhibit 10.1 to Centene Corporation's Current Report on Form 8-K dated May 21, 2013.

10.3*
Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, incorporated by reference to Exhibit 10.1 to Centene Corporation's Current Report on Form 8-K dated May 14, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 23, 2013.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)