Form 10-Q
period 2013-09-30
CENTENE CORP
filed 2013-10-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒

As of October 11, 2013, the registrant had 54,768,884 shares of common stock outstanding.

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

•	changes in expected contract start dates;

•	changes in expected closing dates for acquisitions;

•	inflation;

•	provider and state contract changes;

•	new technologies;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicare or Medicaid managed care contracts by federal or state governments;

•	the outcome of pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

Other Information

The discussion in Part 1, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations" contains financial information for new and existing businesses. Existing businesses are primarily state markets, significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets, significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters.

Non-GAAP Financial Presentation
The Company is providing certain non-GAAP financial measures in this report as the Company believes that these figures are helpful in allowing individuals to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently. The Company uses the presented non-GAAP financial measures such as internally to allow management to focus on period-to-period changes in the Company's core business operations. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$741,281	$843,952
Premium and related receivables	355,947	263,452
Short-term investments	122,631	139,118
Other current assets	148,576	127,080
Total current assets	1,368,435	1,373,602
Long-term investments	816,910	614,723
Restricted deposits	40,911	34,793
Property, software and equipment, net	390,200	377,726
Goodwill	347,548	256,288
Intangible assets, net	50,541	20,268
Other long-term assets	124,492	64,282
Total assets	$3,139,037	$2,741,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,071,672	$926,302
Premium deficiency reserve	—	41,475
Accounts payable and accrued expenses	270,381	191,343
Unearned revenue	41,873	34,597
Current portion of long-term debt	3,046	3,373
Total current liabilities	1,386,972	1,197,090
Long-term debt	517,931	535,481
Other long-term liabilities	49,043	55,344
Total liabilities	1,953,946	1,787,915
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 57,872,798 issued and 54,767,551 outstanding at September 30, 2013, and 55,339,160 issued and 52,329,248 outstanding at December 31, 2012	58	55
Additional paid-in capital	578,188	450,856
Accumulated other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(1,845)	5,189
Retained earnings	678,679	566,820
Treasury stock, at cost (3,105,247 and 3,009,912 shares, respectively)	(75,541)	(69,864)
Total Centene stockholders’ equity	1,179,539	953,056
Noncontrolling interest	5,552	711
Total stockholders’ equity	1,185,091	953,767
Total liabilities and stockholders’ equity	$3,139,037	$2,741,682

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premium	$2,621,651	$2,184,061	$7,659,418	$5,853,469
Service	112,497	28,403	251,290	84,062
Premium and service revenues	2,734,148	2,212,464	7,910,708	5,937,531
Premium tax	69,504	235,657	264,781	333,484
Total revenues	2,803,652	2,448,121	8,175,489	6,271,015
Expenses:
Medical costs	2,298,881	2,036,999	6,810,892	5,370,080
Cost of services	100,479	21,744	218,844	66,897
General and administrative expenses	253,608	181,073	694,204	512,322
Premium tax expense	68,453	235,946	262,188	333,872
Impairment loss	—	—	—	28,033
Total operating expenses	2,721,421	2,475,762	7,986,128	6,311,204
Earnings (loss) from operations	82,231	(27,641)	189,361	(40,189)
Other income (expense):
Investment and other income	4,946	23,244	13,703	32,580
Interest expense	(6,603)	(4,855)	(20,261)	(14,393)
Earnings (loss) before income tax expense (benefit)	80,574	(9,252)	182,803	(22,002)
Income tax expense (benefit)	31,660	(9,547)	71,967	(6,068)
Net earnings (loss)	48,914	295	110,836	(15,934)
Noncontrolling interest	(459)	(3,524)	(1,023)	(8,732)
Net earnings (loss) attributable to Centene Corporation	$49,373	$3,819	$111,859	$(7,202)

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.90	$0.07	$2.08	$(0.14)
Diluted earnings (loss) per common share	$0.87	$0.07	$2.00	$(0.14)

Weighted average number of common shares outstanding:
Basic	54,679,660	51,584,860	53,863,779	51,393,345
Diluted	56,933,056	53,806,197	55,956,421	51,393,345

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings (loss)	$48,914	$295	$110,836	$(15,934)
Reclassification adjustment, net of tax	(94)	(1,023)	(621)	(1,495)
Change in unrealized (loss) gain on investments, net of tax	2,310	1,883	(6,413)	2,436
Other comprehensive earnings (loss)	2,216	860	(7,034)	941
Comprehensive earnings (loss)	51,130	1,155	103,802	(14,993)
Comprehensive earnings (loss) attributable to the noncontrolling interest	(459)	(3,524)	(1,023)	(8,732)
Comprehensive earnings (loss) attributable to Centene Corporation	$51,589	$4,679	$104,825	$(6,261)

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2013

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2012	55,339,160	$55	$450,856	$5,189	$566,820	3,009,912	$(69,864)	$711	$953,767
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	111,859	—	—	(1,023)	110,836
Change in unrealized investment (loss) gain, net of $(3,999) tax	—	—	—	(7,034)	—	—	—	—	(7,034)
Total comprehensive earnings									103,802
Common stock issued for acquisition	1,716,690	2	75,423	—	—	—	—	—	75,425
Common stock issued for stock offering	342,640	—	15,225	—	—	—	—	—	15,225
Common stock issued for employee benefit plans	474,308	1	8,284	—	—	—	—	—	8,285
Common stock repurchases	—	—	—	—	—	95,335	(5,677)	—	(5,677)
Stock compensation expense	—	—	27,252	—	—	—	—	—	27,252
Excess tax benefits from stock compensation	—	—	1,148	—	—	—	—	—	1,148
Contribution from noncontrolling interest	—	—	—	—	—	—	—	5,864	5,864
Balance, September 30, 2013	57,872,798	$58	$578,188	$(1,845)	$678,679	3,105,247	$(75,541)	$5,552	$1,185,091

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$110,836	$(15,934)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	50,220	49,892
Stock compensation expense	27,252	18,417
Impairment loss	—	28,033
Gain on sale of investment in convertible note	—	(17,880)
Deferred income taxes	1,626	(19,318)
Changes in assets and liabilities
Premium and related receivables	(58,587)	(139,414)
Other current assets	(19,133)	(23,487)
Other assets	(65,397)	1,918
Medical claims liabilities	103,895	374,046
Unearned revenue	7,976	122,077
Accounts payable and accrued expenses	48,840	(59,872)
Other operating activities	4,142	(11,196)
Net cash provided by operating activities	211,670	307,282
Cash flows from investing activities:
Capital expenditures	(46,383)	(70,601)
Purchases of investments	(666,016)	(501,958)
Sales and maturities of investments	451,034	434,009
Investments in acquisitions, net of cash acquired	(62,773)	—
Net cash used in investing activities	(324,138)	(138,550)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,674	11,686
Proceeds from borrowings	30,000	215,000
Payment of long-term debt	(40,842)	(177,422)
Proceeds from stock offering	15,225	—
Excess tax benefits from stock compensation	1,140	6,049
Common stock repurchases	(5,677)	(2,154)
Contribution from noncontrolling interest	5,864	1,032
Debt issue costs	(3,587)	—
Net cash provided by financing activities	9,797	54,191
Net increase (decrease) in cash and cash equivalents	(102,671)	222,923
Cash and cash equivalents, beginning of period	843,952	573,698
Cash and cash equivalents, end of period	$741,281	$796,621
Supplemental disclosures of cash flow information:
Interest paid	$16,738	$12,127
Income taxes paid	40,921	34,001
Equity issued in connection with acquisition	75,425	—

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

2. Acquisition: AcariaHealth, Inc.

In April 2013, the Company acquired 100% of AcariaHealth, Inc., a specialty pharmacy company, for $142,495 in total consideration. The transaction consideration was financed through a combination of $75,425 of Centene common stock and $67,070 of cash on hand. The Company subsequently sold 342,640 shares of common stock for $15,225 related to funding the escrow account for the acquisition.

The Company's allocation of fair value resulted in goodwill of $91,260 and other identifiable intangible assets of $35,000. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Specialty Services segment.

3. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$247,051	$308	$(6,196)	$241,163	$117,434	$594	$(221)	$117,807
Corporate securities	327,083	3,115	(650)	329,548	315,807	5,101	(198)	320,710
Restricted certificates of deposit	5,891	—	—	5,891	5,890	—	—	5,890
Restricted cash equivalents	22,608	—	—	22,608	14,460	—	—	14,460
Municipal securities:
General obligation	61,101	544	(169)	61,476	88,690	1,173	(26)	89,837
Pre-refunded	14,329	164	(1)	14,492	5,337	85	—	5,422
Revenue	76,753	534	(538)	76,749	84,726	1,331	(30)	86,027
Variable rate demand notes	65,955	—	—	65,955	37,685	—	—	37,685
Asset backed securities	128,343	656	(256)	128,743	83,295	1,197	(17)	84,475
Cost and equity method investments	18,538	—	—	18,538	11,298	—	—	11,298
Life insurance contracts	15,289	—	—	15,289	15,023	—	—	15,023
Total	$982,941	$5,321	$(7,810)	$980,452	$779,645	$9,481	$(492)	$788,634

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  As of September 30, 2013, 47% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 66% were rated AA-/Aa3 or higher, and 94% were rated A-/A3 or higher.  At September 30, 2013, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2013				December 31, 2012
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(6,196)	$196,888	$—	$—	$(219)	$56,033	$(2)	$202
Corporate securities	(641)	79,753	(9)	42	(198)	44,758	—	—
Municipal securities:
General obligation	(119)	9,264	(50)	2,453	(26)	8,464	—	—
Pre-refunded	(1)	489	—	—	—	—	—	—
Revenue	(531)	28,866	(7)	1,807	(30)	3,325	—	—
Asset backed securities	(256)	35,140	—	—	(17)	9,321	—	—
Total	$(7,744)	$350,400	$(66)	$4,302	$(490)	$121,901	$(2)	$202

As of September 30, 2013, the gross unrealized losses were generated from 89 positions out of a total of 356 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	September 30, 2013				December 31, 2012
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$121,753	$122,631	$36,600	$36,606	$138,011	$139,118	$34,403	$34,435
One year through five years	588,145	589,585	4,302	4,305	474,068	481,381	358	358
Five years through ten years	169,250	164,201	—	—	94,006	93,878	—	—
Greater than ten years	62,891	63,124	—	—	38,799	39,464	—	—
Total	$942,039	$939,541	$40,902	$40,911	$744,884	$753,841	$34,761	$34,793

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

The Company continuously monitors investments for other-than-temporary impairment.  Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions.  The Company recognizes an impairment loss for cost and equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Investment amortization of $7,612 and $8,676 was recorded in the nine months ended September 30, 2013 and 2012, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$741,281	$—	$—	$741,281
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$213,772	$14,979	$—	$228,751
Corporate securities	—	329,548	—	329,548
Municipal securities:
General obligation	—	61,476	—	61,476
Pre-refunded	—	14,492	—	14,492
Revenue	—	76,749	—	76,749
Variable rate demand notes	—	65,955	—	65,955
Asset backed securities	—	128,743	—	128,743
Total investments	$213,772	$691,942	$—	$905,714
Restricted deposits available for sale:
Cash and cash equivalents	$22,608	$—	$—	$22,608
Certificates of deposit	5,891	—	—	5,891
U.S. Treasury securities and obligations of U.S. government corporations and agencies	12,412	—	—	12,412
Total restricted deposits	$40,911	$—	$—	$40,911
Other long-term assets: Interest rate swap contract	$—	$10,596	$—	$10,596
Total assets at fair value	$995,964	$702,538	$—	$1,698,502

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At September 30, 2013, there were $101 transfers from Level I to Level II and $26,571 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $33,827 and $26,321 as of September 30, 2013 and December 31, 2012, respectively.

5. Debt

Debt consists of the following:

	September 30, 2013	December 31, 2012
Senior notes, at par	$425,000	$425,000
Unamortized premium on senior notes	6,495	7,823
Interest rate swap fair value	10,596	16,304
Senior notes	442,091	449,127
Revolving credit agreement	—	—
Mortgage notes payable	73,447	84,081
Capital leases and other	5,439	5,646
Total debt	520,977	538,854
Less current portion	(3,046)	(3,373)
Long-term debt	$517,931	$535,481

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 (the $250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into an interest rate swap for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At September 30, 2013, the fair value of the interest rate swap increased the fair value of the notes by $10,596 and the variable interest rate of the swap was 3.76%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At September 30, 2013, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $6,495.

Revolving Credit Agreement

In May 2013, the Company entered into a new unsecured $500,000 revolving credit facility and terminated its previous $350,000 revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended) or certain financial conditions are not met, including carrying $100,000 of unrestricted cash on deposit. As of September 30, 2013, the Company had no borrowings outstanding under the agreement.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required not to exceed a maximum debt-to-EBITDA ratio of 3.25 as of September 30, 2013 and 3.0 as of December 31, 2013 and thereafter. As of September 30, 2013, the Company's availability under the new revolving credit agreement would have been limited to approximately $400,000 as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company had a mortgage note of $8,700 at December 31, 2012 collateralized by an office building and parking garage. In June 2013, the Company paid the balance of this mortgage note.

Letters of Credit

The Company had outstanding letters of credit of $28,682 as of September 30, 2013, which were not part of the revolving credit facility.  The letters of credit bore interest at 0.52% as of September 30, 2013.

6. Stockholders' Equity

In April 2013, the Company completed the acquisition of AcariaHealth, Inc. and as a result, issued 1,716,690 shares of Centene common stock to the selling stockholders. Additionally, the Company filed an equity shelf registration statement related to funding the escrow account for the acquisition and sold 342,640 shares of Centene common stock for $15,225.

7. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings (loss) attributable to Centene Corporation	$49,373	$3,819	$111,859	$(7,202)

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	54,679,660	51,584,860	53,863,779	51,393,345
Common stock equivalents (as determined by applying the treasury stock method)	2,253,396	2,221,337	2,092,642	—
Weighted average number of common shares and potential dilutive common shares outstanding	56,933,056	53,806,197	55,956,421	51,393,345

Net earnings (loss) per share attributable to Centene Corporation:
Basic earnings (loss) per common share	$0.90	$0.07	$2.08	$(0.14)
Diluted earnings (loss) per common share	$0.87	$0.07	$2.00	$(0.14)

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2013 excludes the impact of 14,532 shares and 76,957 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings (loss) per common share for the three months ended September 30, 2012 excludes the impact of 44,642 shares related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation for the nine months ended September 30, 2012 excludes the impact of 4,638,757 shares (before application of the treasury stock method) related to stock options, restricted stock and restricted stock units as the Company incurred losses during the period and the shares would be anti-dilutive.

8. Segment Information

Centene operates in two segments: Medicaid Managed Care and Specialty Services.  The Medicaid Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. The health plan in Massachusetts, operated by our individual health insurance business, is included in the Specialty Services segment.

In January 2013, the Company reclassified the health plan in Arizona, which is primarily a long-term care operation, to the Medicaid Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Medicaid Managed Care segment for all periods presented.

Segment information for the three months ended September 30, 2013, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,510,221	$223,927	$—	$2,734,148
Premium and service revenues from internal customers	9,885	542,238	(552,123)	—
Total premium and service revenues	$2,520,106	$766,165	$(552,123)	$2,734,148
Earnings from operations	$68,083	$14,148	$—	$82,231

Segment information for the three months ended September 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,072,079	$140,385	$—	$2,212,464
Premium and service revenues from internal customers	25,138	442,388	(467,526)	—
Total premium and service revenues	$2,097,217	$582,773	$(467,526)	$2,212,464
Earnings (loss) from operations	$(55,239)	$27,598	$—	$(27,641)

Segment information for the nine months ended September 30, 2013, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$7,367,236	$543,472	$—	$7,910,708
Premium and service revenues from internal customers	31,050	1,660,639	(1,691,689)	—
Total premium and service revenues	$7,398,286	$2,204,111	$(1,691,689)	$7,910,708
Earnings from operations	$116,609	$72,752	$—	$189,361

Segment information for the nine months ended September 30, 2012, follows:

	Medicaid Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$5,507,972	$429,559	$—	$5,937,531
Premium and service revenues from internal customers	62,751	1,206,293	(1,269,044)	—
Total premium and service revenues	$5,570,723	$1,635,852	$(1,269,044)	$5,937,531
Earnings (loss) from operations	$(72,740)	$32,551	$—	$(40,189)

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

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25,000 performance bond.  Any claim for damages by the Commonwealth may include the costs of transition and the additional costs to the Commonwealth to cover Kentucky Spirit's former members through July 5, 2014. Kentucky Spirit is pursuing its litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of September 30, 2013.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the results of operations of the Company in the period it is resolved or becomes known.

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

OVERVIEW
Key financial metrics for the third quarter of 2013 are summarized as follows:

•	Quarter-end at-risk managed care membership of 2,612,500, an increase of 109,500 members, or 4% year over year.

•	Premium and service revenues of $2.7 billion, representing 24% growth year over year.

•	Health Benefits Ratio of 87.7%, compared to 93.3% in 2012.

•	General and Administrative expense ratio of 9.3%, compared to 8.2% in 2012.

•	Operating cash flow of $130.7 million for the third quarter of 2013.

•	Diluted earnings per share of $0.87, compared to $0.07 in 2012.

We have provided additional detail below on our quarterly results to further understand the changes in quarterly earnings per diluted share as compared to the third quarter 2012. During the third quarter 2013, we recorded net earnings of $0.87 per diluted share compared to $0.07 in the corresponding period in 2012 reflecting the following:

	2013	2012
Net earnings per diluted share	$0.87	$0.07
Loss from Kentucky operations & premium deficiency reserve	0.01	1.03
Gains on sales of investments	—	(0.21)
State tax benefit	—	(0.08)
Total, excluding above items	$0.88	$0.81

The following items contributed to our revenue and membership growth over the last year:

•
AcariaHealth, Inc. In April 2013, we completed the acquisition of AcariaHealth Inc. (AcariaHealth), a specialty pharmacy company, for $142.5 million. The transaction consideration was financed through a combination of Centene common stock and cash on hand.

•
Florida. In August 2013, our Florida subsidiary, Sunshine State Health Plan, began operating under a contract with the Florida Agency for Health Care Administration to serve members of the Medicaid Managed Care Long Term Care program. Enrollment began in August 2013 and will be implemented by region and continue through March 2014.

•
Kansas. In January 2013, our subsidiary, Sunflower State Health Plan, began operating under a statewide contract to serve members in the state's KanCare program, which includes TANF, ABD (dual and non-dual), foster care, LTC and CHIP beneficiaries.

•
Louisiana. In February 2012, our subsidiary, Louisiana Healthcare Connections (LHC), began operating under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program. LHC completed its three-phase membership roll-out for the three geographical service areas during the second quarter of 2012. In November 2012, the covered services provided by LHC expanded to include pharmacy benefits.

•
Massachusetts. In July 2013, our joint venture subsidiary, Centurion, began operating under a new contract with the Department of Corrections in Massachusetts to provide comprehensive healthcare services to individuals incarcerated in Massachusetts state correctional facilities. Centurion is a joint venture between Centene and MHM Services Inc.

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

•
Tennessee. In September 2013, our joint venture subsidiary, Centurion, began operating under a new contract to provide comprehensive healthcare services to individuals incarcerated in Tennessee state correctional facilities.

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

•
In October 2013, Centurion executed an agreement with the Minnesota Department of Corrections to provide managed healthcare services to offenders in the state's correctional facilities. Operations are expected to begin in the first quarter of 2014.

•
In September 2013, the Florida Agency for Health Care Administration provided notice of intent to award a contract to our subsidiary, Sunshine State Health Plan, in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual eligible members. The award is subject to challenge and contract readiness periods, with enrollment expected to begin in the second quarter of 2014 and continue through October 2014. In addition, we were recommended as the sole provider under a contract award for the Child Welfare Specialty Plan (Foster Care), which is expected to commence in the second quarter of 2014.

•
In September 2013, we were tentatively awarded a contract with the Massachusetts Executive Office of Health and Human Services to participate in the MassHealth CarePlus program in all five regions, with operations expected to begin in January 2014. Under the contract, our subsidiary, CeltiCare, will provide comprehensive healthcare services for eligible non-pregnant Medicaid adults. Services will include medical, behavioral health, dental, vision, pharmacy, therapies and transportation.

•
In September 2013, we were tentatively awarded a contract in Texas from the Texas Health and Human Services Commission to expand our operations and serve STAR+PLUS members in two Medicaid Rural Service Areas. Upon successful negotiations, execution of a contract and regulatory approval, enrollment is expected to begin in the second half of 2014.

•
In September 2013, we received approval from the Centers for Medicare & Medicaid Services (CMS) to operate health insurance exchanges in Arkansas, Florida, Georgia, Indiana, Mississippi, Ohio and Texas. We also received approval from Massachusetts and Washington to participate in their state-based exchanges. Enrollment began in October 2013 and coverage is expected to commence in January 2014.

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

•
In November 2012, our Illinois subsidiary, IlliniCare Health Plan, was selected, contingent upon successful completion of contract negotiations, to serve dual-eligible members in Cook, DuPage, Lake, Kane, Kankakee and Will counties (Greater Chicago region) as part of the Illinois Medicare-Medicaid Alignment Initiative. Upon execution of a contract and regulatory approval, enrollment is expected to begin in 2014.

•
In August 2012, we were notified by the ODJFS that Buckeye, our Ohio subsidiary, was selected to serve Medicaid members in a dual-eligible demonstration program in three of Ohio's pre-determined seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the state of Ohio's Integrated Care Delivery System (ICDS) expansion, will serve those who have both Medicare and Medicaid eligibility. Enrollment is expected to begin in 2014.

•
In May 2012, we announced that the Governor and Executive Council of New Hampshire had given approval for the Department of Health and Human Services to contract with our subsidiary, Granite State Health Plan, to serve Medicaid beneficiaries in New Hampshire. Operations are currently expected to commence in the fourth quarter of 2013.

As of July 6, 2013, our subsidiary, Kentucky Spirit Health Plan, discontinued serving Medicaid members in Kentucky. We expect to begin presenting Kentucky as a discontinued operation upon completion of all significant operating cash flows.

In March 2013, we were notified by the Arizona Health Care Cost Containment System that our Arizona subsidiary, Bridgeway Health Solutions of Arizona, LLC (Bridgeway), was not awarded a contract to serve acute care members in Arizona for the five years beginning October 1, 2013. As a result, our contract terminated on September 30, 2013. Bridgeway served 16,700 Medicaid acute care members in Yavapai County at September 30, 2013.

MEMBERSHIP

From September 30, 2012 to September 30, 2013, we increased our at-risk managed care membership by 109,500, or 4.4%.  The following table sets forth our membership by state for our managed care organizations:

	September 30, 2013	December 31, 2012	September 30, 2012
Arizona	23,700	23,500	23,800
Florida	217,800	214,000	209,600
Georgia	314,100	313,700	312,400
Illinois	22,800	18,000	17,900
Indiana	198,400	204,000	205,400
Kansas	137,700	—	—
Kentucky	—	135,800	145,400
Louisiana	152,600	165,600	167,200
Massachusetts	23,200	21,500	28,000
Mississippi	76,900	77,200	30,600
Missouri	58,200	59,600	53,900
Ohio	170,900	157,800	173,800
South Carolina	89,400	90,100	89,400
Tennessee	20,400	—	—
Texas	957,300	949,900	930,700
Washington	77,100	57,200	42,000
Wisconsin	72,000	72,400	72,900
Total	2,612,500	2,560,300	2,503,000

The following table sets forth our membership by line of business:

	September 30, 2013	December 31, 2012	September 30, 2012
Medicaid	1,953,300	1,977,200	1,939,400
CHIP & Foster Care	274,900	237,700	229,600
ABD & Medicare	302,000	307,800	289,800
Hybrid Programs	19,600	29,100	35,700
Long-term Care	31,600	8,500	8,500
Correctional services	31,100	—	—
Total	2,612,500	2,560,300	2,503,000

The following table identifies our dual eligible membership by line of business. The membership tables above include these members.

	September 30, 2013	December 31, 2012	September 30, 2012
ABD	72,000	72,800	69,800
Long-term Care	19,600	7,700	7,800
Medicare	6,100	5,100	4,000
Total	97,700	85,600	81,600

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2013 and 2012, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2013 and 2012 is as follows ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change 2012-2013	2013	2012	% Change 2012-2013
Premium	$2,621.7	$2,184.1	20.0%	$7,659.4	$5,853.5	30.9%
Service	112.5	28.4	296.1%	251.3	84.0	198.9%
Premium and service revenues	2,734.2	2,212.5	23.6%	7,910.7	5,937.5	33.2%
Premium tax	69.5	235.6	(70.5)%	264.8	333.5	(20.6)%
Total revenues	2,803.7	2,448.1	14.5%	8,175.5	6,271.0	30.4%
Medical costs	2,298.9	2,037.0	12.9%	6,810.9	5,370.1	26.8%
Cost of services	100.5	21.7	362.1%	218.8	66.9	227.1%
General and administrative expenses	253.6	181.1	40.1%	694.2	512.3	35.5%
Premium tax expense	68.5	235.9	(71.0)%	262.2	333.9	(21.5)%
Impairment loss	—	—	—%	—	28.0	(100.0)%
Earnings (loss) from operations	82.2	(27.6)	n.m.	189.4	(40.2)	n.m.
Investment and other income, net	(1.6)	18.4	(109.0)%	(6.6)	18.2	(136.1)%
Earnings (loss) before income tax expense (benefit)	80.6	(9.2)	n.m.	182.8	(22.0)	n.m.
Income tax expense (benefit)	31.7	(9.5)	n.m.	72.0	(6.1)	n.m.
Net earnings (loss)	48.9	0.3	n.m.	110.8	(15.9)	n.m.
Noncontrolling interest	(0.5)	(3.5)	(87.0)%	(1.0)	(8.7)	(88.3)%
Net earnings (loss) attributable to Centene Corporation	$49.4	$3.8	n.m.	$111.8	$(7.2)	n.m.
Diluted earnings (loss) per common share attributable to Centene Corporation	$0.87	$0.07	n.m.	$2.00	$(0.14)	n.m.
n.m.: not meaningful.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Premium and Service Revenues

Premium and service revenues increased 23.6% in the three months ended September 30, 2013 over the corresponding period in 2012 primarily as a result of the addition of the Kansas contract on January 1, 2013, increased membership and premium rates in Texas, expansions in Mississippi and Florida and the acquisition of AcariaHealth, partially offset by decreased revenue in Kentucky as a result of our exit.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended September 30,:

	2013	2012
Medicaid and CHIP	84.5%	91.4%
ABD and Medicare	92.2	97.5
Specialty Services	86.8	87.2
Total	87.7	93.3

The consolidated HBR for the three months ended September 30, 2013, was 87.7%, compared to 93.3% in the same period in 2012.  Excluding our Kentucky health plan operations, the third quarter 2012 HBR was 88.7%. The HBR improvement compared to three months ended September 30, 2012, reflects the rate increase in Texas as well as a continued level of moderate utilization.

Revenue and HBR results for new business and existing business are listed below to assist in understanding our results of operations. Existing businesses are primarily state markets or significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets or significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters. The following table compares the results for new business and existing business for the three months ended September 30,:

	2013	2012
Premium and Service Revenue
New business	14%	32%
Existing business	86%	68%

HBR
New business	96.5%	106.5%
Existing business	86.3%	87.0%
Cost of Services

Cost of services increased by $78.7 million in the three months ended September 30, 2013, compared to the corresponding period in 2012.  This was primarily due to the acquisition of AcariaHealth.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $72.5 million in the three months ended September 30, 2013, compared to the corresponding period in 2012.  This was primarily due to expenses for additional staff and facilities to support our membership growth as well as performance based compensation.

The consolidated G&A expense ratio for the three months ended September 30, 2013 and 2012 was 9.3% and 8.2%, respectively.  The year over year increase reflects an increase in performance based compensation expense in 2013 and higher start-up costs, partially offset by the leveraging of expenses over higher revenue in 2013.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2013	2012
Investment income	$4.9	$3.9
Gain on sale of investments	—	1.5
Gain on sale of investment in convertible note	—	17.9
Interest expense	(6.6)	(4.9)
Other income (expense), net	$(1.7)	$18.4

Investment income. The increase in investment income in 2013 reflects an increase in investment balances over 2012.
Gain on sale of investments. During the third quarter of 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts.

Gain on sale of investment in convertible note. During the third quarter of 2012, we executed an agreement with a third party borrower whereby the borrower agreed to pay us total consideration of $50.0 million for retirement of $30.0 million of outstanding notes and equity ownership conversion features in certain Medicaid and Medicare related businesses. As a result, we recorded a pre-tax gain of $17.9 million in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the balance sheet.
Interest expense. Interest expense increased in 2013 compared to 2012, reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the three months ended September 30, 2013, was a tax expense of 39.1%. For the three months ended September 30, 2012, we recognized an overall tax benefit of $9.5 million, comprised of the benefit from a pre-tax loss for that quarter and a benefit of $4.6 million from the clarification of certain state tax items.

Segment Results

In January 2013, we reclassified the health plan in Arizona, which is primarily a long-term care operation, to the Medicaid Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Medicaid Managed Care segment for all periods presented. The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Medicaid Managed Care	$2,520.1	$2,097.2	20.2%
Specialty Services	766.2	582.8	31.5%
Eliminations	(552.1)	(467.5)	18.1%
Consolidated Total	$2,734.2	$2,212.5	23.6%
Earnings (Loss) from Operations
Medicaid Managed Care	$68.1	$(55.2)	n.m.
Specialty Services	14.1	27.6	n.m.
Consolidated Total	$82.2	$(27.6)	n.m.

Medicaid Managed Care

Premium and service revenues increased 20.2% in the three months ended September 30, 2013, primarily as a result of the addition of the Kansas contract on January 1, 2013, increased membership and premium rates in Texas, expansions in Mississippi and Florida, partially offset by decreased revenue in Kentucky as a result of our exit. Earnings from operations increased $123.3 million between years primarily as a result of the performance improvement in Texas from 2012 and the effect of the premium deficiency reserve recorded for Kentucky in 2012.

Specialty Services

Premium and service revenues increased 31.5% in the three months ended September 30, 2013, due to the acquisition of AcariaHealth, services associated with membership growth in the Medicaid segment, the addition of Centurion contracts in Massachusetts and Tennessee and the carve-in of pharmacy services in Louisiana.  Earnings from operations decreased $13.5 million in the three months ended September 30, 2013, reflecting higher performance based compensation expense in 2013 as well as a lower margins in our pharmacy business.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Premium and Service Revenues

Premium and service revenues increased 33.2% in the nine months ended September 30, 2013, over the corresponding period in 2012 primarily as a result of the Texas, Mississippi, Louisiana and Florida expansions, pharmacy carve-ins in Texas and Louisiana, the additions of the Kansas, Missouri and Washington contracts, rate increases in several of our markets and the acquisition of AcariaHealth, partially offset by decreased revenue in Kentucky as a result of our exit. During the nine months ended September 30, 2013, we received premium rate adjustments which yielded a net 1.8% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium taxes) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the nine months ended September 30,:

	2013	2012
Medicaid and CHIP	88.0%	90.6%
ABD and Medicare	90.8	93.9
Specialty Services	84.1	91.8
Total	88.9	91.7

The consolidated HBR for the nine months ended September 30, 2013 of 88.9% was a decrease of 280 basis points over the comparable period in 2012.  The 2012 consolidated HBR includes a higher level of medical costs for the Texas expansion area and Kentucky, the recognition of a $63.0 million Kentucky premium deficiency reserve and a high level of medical costs in the individual health insurance business, partially offset by a higher level of flu costs during the first quarter of 2013.

Cost of Services

Cost of services increased by $151.9 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012.  This was primarily due to the acquisition of AcariaHealth.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $181.9 million in the nine months ended September 30, 2013, compared to the corresponding period in 2012.  This was primarily due to expenses for additional staff and facilities to support our membership growth, AcariaHealth transaction costs, as well as performance based compensation.

The consolidated G&A expense ratio for the nine months ended September 30, 2013 and 2012 was 8.8% and 8.6%, respectively.  The year over year increase in the G&A expense ratio reflects an increase in performance based compensation expense in 2013 as well as AcariaHealth transaction costs, partially offset by the leveraging of expenses over higher revenue in 2013.

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

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2013	2012
Investment income	$13.7	$13.2
Gain on sale of investments	—	1.5
Gain on sale of investment in convertible note	—	17.9
Interest expense	(20.3)	(14.4)
Other income (expense), net	$(6.6)	$18.2

Investment income. The increase in investment income in 2013 reflects an increase in investment balances over 2012.

Gain on sale of investments. During the third quarter of 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short-term liquidity needs due to the delays in premium receipts.

Gain on sale of investment in convertible note. During the third quarter of 2012, we executed an agreement with a third party borrower whereby the borrower agreed to pay us total consideration of $50.0 million for retirement of $30.0 million of outstanding notes and equity ownership conversion features in certain Medicaid and Medicare related businesses. As a result, we recorded a pre-tax gain of $17.9 million in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the balance sheet.

Interest expense. Interest expense increased during the nine months ended September 30, 2013, by $5.9 million reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the nine months ended September 30, 2013 was a tax expense of 39.1%. We recorded a tax benefit of $6.1 million in the corresponding period in 2012 resulting from losses. The increase in income tax expense over 2012 resulted from decreased earnings in 2012 and a tax benefit resulting from the clarification by a state taxing authority regarding a state income tax calculation in 2012, partially offset by a non-deductible goodwill impairment in 2012.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Medicaid Managed Care	$7,398.3	$5,570.7	32.8%
Specialty Services	2,204.1	1,635.8	34.7%
Eliminations	(1,691.7)	(1,269.0)	33.3%
Consolidated Total	$7,910.7	$5,937.5	33.2%
Earnings (Loss) from Operations
Medicaid Managed Care	$116.6	$(72.8)	n.m.
Specialty Services	72.8	32.6	n.m.
Consolidated Total	$189.4	$(40.2)	n.m.

Medicaid Managed Care

Premium and service revenues increased 32.8% in the nine months ended September 30, 2013, primarily as a result of the Texas, Mississippi, Louisiana, Ohio and Florida expansions, pharmacy carve-in in Texas and Louisiana, the additions of the Kansas, Missouri and Washington contracts and rate increases in several of our markets. Earnings from operations increased $189.4 million in the nine months ended September 30, 2013, as a result of improvements in the performance of the Texas business from 2012 and the effect of the premium deficiency reserve recorded for Kentucky in 2012.

Specialty Services

Premium and service revenues increased 34.7% in the nine months ended September 30, 2013, due to the carve-in of pharmacy services in Texas and Louisiana, growth in our Medicaid segment and the associated services provided to this increased membership and the acquisition of AcariaHealth.  Earnings from operations increased $40.2 million in the nine months ended September 30, 2013, reflecting improvement in our individual health insurance business. Earnings from operations in 2012 were negatively impacted by a $28.0 impairment loss in our individual insurance business.

Earnings (Loss) Per Share and Shares Outstanding

Our earnings (loss) per share calculation for the nine months ended September 30, 2012 reflects lower diluted weighted average shares outstanding resulting from the exclusion of the effect of outstanding stock awards which would be anti-dilutive to earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$211.7	$307.3
Net cash used in investing activities	(324.1)	(138.6)
Net cash provided by financing activities	9.8	54.2
Net increase (decrease) in cash and cash equivalents	$(102.6)	$222.9

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $211.7 million in the nine months ended September 30, 2013, compared to $307.3 million in the comparable period in 2012.  The cash provided by operations in 2013 was primarily related to net earnings as well as an increase in medical claims liabilities including our new business in Kansas.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.  The table below details the impact to cash flows from operations from the timing of payments from our states (in millions).

	Nine Months Ended September 30,
	2013	2012
Premium and related receivables	$(58.6)	$(139.4)
Unearned revenue	8.0	122.1
Net decrease in operating cash flow	$(50.6)	$(17.3)

Cash Flows Used in Investing Activities

Investing activities used cash of $324.1 million in the nine months ended September 30, 2013 and $138.6 million in the comparable period in 2012.  Cash flows used in investing activities in 2013 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisition of AcariaHealth and capital expenditures.  We completed the acquisition of AcariaHealth in April 2013 for $142.5 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $67.1 million cash on hand. During 2012, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

We spent $46.4 million and $70.6 million in the nine months ended September 30, 2013 and 2012, respectively, on capital expenditures for system enhancements and market expansions.

As of September 30, 2013, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years.  We had unregulated cash and investments of $37.6 million at September 30, 2013, compared to $37.3 million at December 31, 2012.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $9.8 million in the nine months ended September 30, 2013, compared to $54.2 million in the comparable period in 2012.  During 2013, our financing activities primarily related to borrowings under our revolving credit facility, the sale of $15.2 million of common stock to fund the escrow account for the acquisition of AcariaHealth and the repayment of a mortgage note. During 2012, our financing activities primarily related to borrowings under our revolving credit facility and proceeds from the exercise of stock options.

Liquidity Metrics

In May 2013, we entered into a new unsecured $500 million revolving credit facility and terminated its previous $350 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended) or certain financial conditions are not met, including carrying $100 million of unrestricted cash on deposit. As of September 30, 2013, we had no borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.25 as of September 30, 2013 and 3.0 as of December 31, 2013 and thereafter. As of September 30, 2013, the availability under the new revolving credit agreement would have been limited to approximately $400 million as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $28.7 million as of September 30, 2013, which were not part of our revolving credit facility and bore interest at 0.52%.

At September 30, 2013, we had working capital, defined as current assets less current liabilities, of $(18.5) million, as compared to $176.5 million at December 31, 2012.  We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2013, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 30.5%, compared to 36.1% at December 31, 2012.  Excluding the $73.4 million non-recourse mortgage note, our debt to capital ratio was 27.4% at September 30, 2013, compared to 32.7% at December 31, 2012.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2013 Expectations

During the remainder of 2013, we expect to make additional capital contributions to our insurance subsidiaries of approximately $50 million associated with our growth and spend approximately $17 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions and capital expenditures are expected to be funded by unregulated cash flow generation and borrowings on our revolving credit facility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2013, our subsidiaries had aggregate statutory capital and surplus of $1,211.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $667.4 million.  During the nine months ended September 30, 2013, we contributed $368 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2013, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2013, we had short-term investments of $122.6 million and long-term investments of $857.8 million, including restricted deposits of $40.9 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2013, the fair value of our fixed income investments would decrease by approximately $23.2 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $250 million of our Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2013, the fair value of our debt would decrease by approximately $9.1 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract. The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25.0 million performance bond.  Any claim for damages by the Commonwealth may include the costs of transition and the additional costs to the Commonwealth to cover Kentucky Spirit's former members through July 5, 2014. Kentucky Spirit is pursuing its litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of September 30, 2013.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the results of operations of the Company in the period it is resolved or becomes known.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014 but the federal payment rates will be less. Currently 26 states and the District of Columbia are moving toward expanding Medicaid eligibility, although most are involved in a variety of legislative proposals within their States. The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the newly created insurance exchanges. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents.

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

Lastly, if a federal government shutdown occurs for a prolonged period of time, payments on the federal government’s obligations, including its obligations under Medicaid, CHIP, ABD and the new Health Insurance Marketplaces, may be delayed. If the federal government fails to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

The Affordable Care Act extends CHIP through September 30, 2019. Beginning October 1, 2015, the enhanced CHIP federal matching rate will increase by 23 percentage points, bringing the average federal matching rate for CHIP to 93%. This rate continues until September 30, 2019. The Affordable Care Act also provided an additional $40 million in federal funding to continue efforts promoting enrollment in CHIP and Medicaid. The federal allotment for CHIP for fiscal year 2012 was $14.982 billion.

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

We provide managed care programs and selected services to individuals receiving benefits under federal assistance programs, including Medicaid, CHIP and ABD.  We provide those healthcare services under contracts with regulatory entities in the areas in which we operate.  Our contracts with various states are generally intended to run for one or two years and may be extended for one or two additional years if the state or its agent elects to do so.  Our current contracts are set to expire or renew between December 31, 2013 and August 31, 2018.  When our contracts expire, they may be opened for bidding by competing healthcare providers.  There is no guarantee that our contracts will be renewed or extended.  For example, on April 12, 2010, the Wisconsin Department of Health Services notified us that our Wisconsin subsidiary was not awarded a Southeast Wisconsin BadgerCare Plus Managed Care contract.  While we will continue to serve other regions of the state, we transitioned the affected members to other plans by November 1, 2010.  Further, our contracts with the states are subject to cancellation by the state after a short notice period in the event of unavailability of state funds.  For example, the Indiana contract under which we operate can be terminated by the State without cause.  Our contracts could also be terminated if we fail to perform in accordance with the standards set by state regulatory agencies.  If any of our contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business will suffer, our goodwill could be impaired and our financial position, results of operations or cash flows may be materially affected.

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

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies.  HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services.  HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information.  The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights.  It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. In addition, HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities. Although we are not aware of HHS plans to audit any of our covered entities, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

We may incur significant costs as a result of compliance with government regulations, and our management will be required to devote time to compliance.

Many aspects of our business are affected by government laws and regulations.  The issuance of new regulations, or judicial or regulatory guidance regarding existing regulations, could require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified.  We do not know whether, or the extent to which, we will be able to recover from the states our costs of complying with these new regulations.  The costs of any such future compliance efforts could have a material adverse effect on our business.  We have already expended significant time, effort and financial resources to comply with the privacy and security requirements of HIPAA and HITECH, and will have to expend additional time and financial resources to comply with the American Recovery and Reinvestment Act of 2009 (ARRA), the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act.

In January 2013, HHS issued its final regulations implementing the ARRA amendments to HIPAA and updating the HIPAA privacy, security and enforcement rules. In the conduct of our business, we may act, depending on the circumstances, as either a covered entity or a business associate.

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

The ACA provides comprehensive changes to the U.S. health care system, which are being phased in at various stages through 2018.  The legislation imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter.  Such assessments are not deductible for income tax purposes.  The fee will be allocated based on health insurers premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers are expected to have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and SCHIP, and other not-for-profit insurers exclude 50% of their premium revenue from the fee calculation.

If this federal premium tax is imposed as enacted, and if we are not reimbursed by the states for the cost of the federal premium tax, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

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

Although we believe the legislation may provide us with significant opportunities to grow our business, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

Our participation in health insurance exchanges, which are required to be established as part of the ACA, could adversely affect our results of operations, financial position and cash flows.
The ACA requires the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that will become effective January 1, 2014. Open enrollment began on October 1, 2013 and continues until March 31, 2014.
Our participation in the health insurance exchanges could ultimately have a negative impact on our results of operations, financial position or liquidity. The ACA also requires insurers participating on the health insurance exchanges to offer a minimum level of benefits while including guidelines on setting premium rates and coverage limitations. These factors, along with the limited information that we expect to have about the individuals who have access to these newly established exchanges may cause our earnings to be affected negatively if our premiums are not adequate or do not appropriately reflect the acuity of these individuals.  We may be adversely selected by individuals who will have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance and risk adjustment ("three R's") provisions of the ACA established to reduce risk for insurers may not be effective in appropriately mitigating the financial risks related to the exchange product. In addition, the reinsurance component may not be adequately funded.
Any variation from our expectations regarding acuity, enrollment levels, adverse selection, the three R's, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Additionally, when we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability.  For example, we commenced operations in Kentucky in November 2011, in Louisiana in February 2012, in Missouri and Washington in July 2012 and expanded in Texas in March 2012.  For a period of time after the inception of business in these states, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims.  The addition of new categories of individuals who are eligible for Medicaid under new legislation may pose the same difficulty in estimating our medical claims liability and utilization patterns. Similarly, we may face difficulty in estimating our medical claims liability and utilization patterns beginning in January 2014 when we begin providing coverage for the first time under the newly created insurance exchanges.

Assumptions and estimates are also utilized in establishing premium deficiency reserves. For example, in October 2012, we notified the Kentucky Cabinet for Health and Family Services that we were exercising a contractual right that we believed allowed Kentucky Spirit to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013.  As a result, we recorded a premium deficiency reserve included in Medical costs expense of $41.5 million for the Kentucky contract in the year ended December 31, 2012.  The premium deficiency reserve encompassed the contract period from January 1, 2013 through July 5, 2013.

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

As of September 30, 2013, we had $863.9 million in cash, cash equivalents and short-term investments and $857.8 million of long-term investments and restricted deposits.  We maintain an investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include asset backed securities, bank deposits, commercial paper, certificates of deposit, money market funds, municipal bonds, corporate bonds, instruments of the U.S. Treasury and other government corporations and agencies, insurance contracts and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investments in state, municipal and corporate securities are not guaranteed by the United States government which could materially and adversely affect our results of operation, liquidity or financial condition.

As of September 30, 2013, we had $548.2 million of investments in state, municipal and corporate securities.  These securities are not guaranteed by the United States government.  State and municipal securities are subject to additional credit risk based upon each local municipality’s tax revenues and financial stability.  As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Additionally, our growth strategy includes start-up operations in new markets or new products in existing markets.  We may incur significant expenses prior to commencement of operations and the receipt of revenue.  As a result, these start-up operations may decrease our profitability.  We also face the risk that we will not be able to integrate start-up operations into our existing operations effectively without substantial expense, delay or other operational or financial problems.  In the event we pursue any opportunity to diversify our business internationally, we would become subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices. For example, in 2014, we expect to provide coverage for the first time under the newly created insurance exchanges.

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

Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms.

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

We rely on the accuracy of eligibility lists provided by state governments.  Inaccuracies in those lists may negatively affect our results of operations.

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
Goodwill and other intangible assets were $398.1 million as of September 30, 2013. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment.
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

As part of our normal operations, we collect, process and retain confidential member information.  We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act.  The American Recovery and Reinvestment Act of 2009 further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, requiring new disclosures if a data breach occurs, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations.  Despite the security measures we have in place to ensure adherence to information security best practices as well as compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism or theft, malware, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events.  In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in a financial loss or penalty to date. However, previous or future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or Federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could have an adverse effect on our business.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Further, our operations are subject to the Payment Card Industry Data Security Standards (PCI DSS), which are multifaceted security standards that are designed to protect credit card account data as mandated by payment card industry entities.

Security breaches may arise from external or internal threats. External breaches include hacking for personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. We experience attempted external hacking attacks on a regular basis. We maintain a rigorous system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. Internal breaches may result from inappropriate security access to confidential information by employees, consultants or third party service providers. While we have not experienced malicious insider attacks, the level of trust afforded to privileged insiders significantly increases the harm that could be done to the organization should they misuse or abuse that trust. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business reputation, financial condition, cash flows, or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2013
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1 – July 31, 2013	4,017	$55.85	—	1,667,724
August 1 – August 31, 2013	2,581	57.59	—	1,667,724
September 1 – September 30, 2013	65,122	64.49	—	1,667,724
Total	71,720	$63.76	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 1,667,724 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1	By-laws of Centene Corporation, as amended effective as of August 23, 2013, incorporated by reference to Exhibit 3.1 to Centene Corporation's Current Report on Form 8-K dated August 23, 2013.

10.1[1]	Amendment F (Version 2.6) to the contract between the Texas Health and Human Services Commission and Bankers Reserve Life Insurance Company of Wisconsin, Inc. d.b.a. Superior HealthPlan Network

10.2[1]	Amendment G (Version 2.7) to the contract between the Texas Health and Human Services Commission and Bankers Reserve Life Insurance Company of Wisconsin, Inc. d.b.a. Superior HealthPlan Network

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

[1] The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 22, 2013.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)