Form 10-K
period 2013-12-31
CENTENE CORP
filed 2014-02-21
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
☒    Large accelerated filer                          ☐ Accelerated filer
☐    Non-accelerated filer  (do not check if a smaller reporting company)        ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 28, 2013, was $2.9 billion.
As of February 14, 2014, the registrant had 57,615,380 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2014 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

•	changes in expected contract start dates;

•	changes in expected closing dates and accretion for acquisitions;

•	inflation;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicare or Medicaid managed care contracts by federal or state governments;

•	the outcome of pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

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

Other Information

The discussion in Part 2, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations" contains financial information for new and existing businesses. Existing businesses are primarily state markets, significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets, significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters.

3

PART I

ITEM 1. Business.

OVERVIEW

We are a diversified, multi-line healthcare enterprise that provides programs and services to government sponsored healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services. We believe our local approach, including member and provider services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities. Our health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long Term Care (LTC), Foster Care, dual-eligible individuals in Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD. Beginning in 2014, our Managed Care segment also provides health plan coverage to individuals covered through federally-facilitated and state-based Marketplaces. Our Specialty Services segment consists of our specialty companies offering diversified healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. As of December 31, 2013, Medicaid accounted for 75% of our at-risk membership, while CHIP (also including Foster Care) and ABD (also including Medicare) accounted for 10% and 11%, respectively. Hybrid programs, LTC and correctional services represent the remaining 4% at-risk membership.

Our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky as of July 6, 2013. Accordingly, the results of operations for KSHP are classified as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.

Our at-risk managed care membership totaled 2.7 million as of December 31, 2013. For the year ended December 31, 2013, our premium and service revenues and net earnings from continuing operations attributable to Centene were $10.5 billion and $161.2 million, respectively, and our total cash flow from operations was $382.5 million.

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

INDUSTRY

We provide our services primarily through Medicaid, CHIP, LTC, Foster Care, ABD, Medicare and other state and federal programs for the uninsured. The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid and CHIP market was approximately $408 billion in 2011, and estimate the market will grow to $839 billion by 2022. According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 3.8% in fiscal 2013 and states appropriated an increase of 10.3% for Medicaid in fiscal 2014 budgets.

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

The Balanced Budget Act of 1997 created CHIP to help states expand coverage primarily to children whose families earned too much to qualify for Medicaid, yet not enough to afford private health insurance. Some states include the parents of these children in their CHIP programs. Costs related to the largest eligibility group, children, are primarily composed of pediatrics and family care. These costs tend to be more predictable than those associated with other healthcare issues which predominantly affect the adult population.

A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 9 million dual-eligible enrollees in 2013. These dual-eligible members may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD and LTC programs and through Medicare Special Needs Plans.

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

We expect that continued pressure on state Medicaid budgets will cause public policy to recognize the value of managed care as a means of delivering improved health outcomes for Medicaid beneficiaries and effectively controlling costs. A growing number of states have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach. As a result, we believe a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, CHIP, LTC, Foster Care and ABD populations.

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014.

Health Insurance Marketplaces are a key component of the ACA and provide an opportunity for individuals and small businesses to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option will default to a federally-facilitated Marketplace. Premium and cost-sharing subsidies are available to make coverage more affordable and access to Marketplaces is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with three levels of coverage that vary based on premiums and out-of-pocket costs. Premium subsidies will be provided to families without access to other coverage and with incomes between 100-400% of the federal poverty level to help them purchase insurance through the Marketplaces. These subsidies are offered on a sliding scale basis. In May 2013, the Congressional Budget Office (CBO) estimated approximately 7 million individuals would enroll through Marketplaces by 2014 with the number increasing to 25 million by 2025. However, recent reports have indicated lower than anticipated enrollment for 2014.

OUR COMPETITIVE STRENGTHS

Our multi-line managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to serve 20 states with at-risk membership totaling 2.7 million in 2013. For the year ended December 31, 2013, we had premium and service revenues from continuing operations of $10.5 billion, representing a five year Compound Annual Growth Rate, of 26.3% and generated total cash flow from operations of $382.5 million.

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

•
Medicaid Expertise. For more than 25 years, we have developed a specialized Medicaid expertise that has helped us establish and maintain relationships with members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We work with state agencies in order to maximize the effectiveness of their programs. Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health, care management software, correctional services managed care, Health Insurance Marketplaces, in-home health services, individual health insurance, life and health management, managed vision, telehealth services, pharmacy benefits management and specialty pharmacy. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

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

 OUR BUSINESS STRATEGY

Our objective is to become the leading multi-line healthcare enterprise focusing on the uninsured and under-insured population through government sponsored healthcare initiatives. We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2013, we expanded our health plan in Florida with an expanded Medicaid managed care LTC contract.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. We are constantly evaluating new opportunities for expansion both domestically and abroad. For instance, in 2013, we began operating through a joint venture subsidiary, Centurion, to provide managed care in correctional facilities and also acquired AcariaHealth, an independent, comprehensive specialty pharmacy company. In 2014, we acquired U.S. Medical Management, a management services organization and provider of in-home health services for high acuity populations. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, provider compensation and minimizing fraud and abuse. By helping states structure an appropriate level and range of Medicaid, CHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional State Markets. We continue to leverage our experience to identify and develop new markets by seeking both to acquire existing business and to build our own operations. We focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. In addition, we focus on states where managed care programs can help address states' financial needs. For example, in 2013, we began managing care for Medicaid members in California, Kansas and New Hampshire.

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

•
Maintain Operational Discipline. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management in significant cases. Our executive dashboard is utilized to quickly identify cost drivers and medical trends. Our management team regularly evaluates the financial impact of proposed changes in provider relationships, contracts, changes in membership and mix of members, potential state rate changes and cost reduction initiatives. We may divest contracts or health plans in markets where the state's Medicaid environment, over a long term basis, does not allow us to meet our targeted performance levels.  For example, as a result of lower than anticipated financial performance, in July 2013, we terminated our Kentucky Medicaid managed care contract with the Commonwealth of Kentucky.

We have subsidiaries offering healthcare services in each state we serve. The table below provides summary data for the state markets we currently serve:

State	Local Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2013	Market Share (1)	At-risk Managed Care Membership at December 31, 2013
Arizona	Bridgeway Health Solutions	2006	6	11.2%	7,100
Arizona	Cenpatico Behavioral Health of Arizona	2005	8	13.3%	(2)
Arkansas	Arkansas Health and Wellness Solutions	2014	—	—%	—
California	California Health and Wellness	2013	19	56.2%	97,200
Florida	Sunshine Health	2009	53	13.3%(3)	222,000
Georgia	Peach State Health Plan	2006	159	27.6%	318,700
Illinois	IlliniCare Health Plan	2011	12	51.3%	22,300
Indiana	Managed Health Services	1995	92	27.3%	195,500
Kansas	Sunflower State Health Plan	2013	105	36.3%	139,900
Louisiana	Louisiana Healthcare Connections	2012	64	17.0%	152,300
Massachusetts	CeltiCare Health Plan	2009	14	5.2%	12,000
Massachusetts	Massachusetts Partnership for Correctional Healthcare	2013	N/A	N/A	10,600
Minnesota	Centurion of Minnesota	2014	—	—%	—
Mississippi	Magnolia Health Plan	2011	82	54.7%	78,300
Missouri	Home State Health Plan	2012	54	14.6%	59,200
New Hampshire	New Hampshire Healthy Families	2013	10	33.5%	33,600
Ohio	Buckeye Community Health Plan	2004	88	10.0%	173,200
South Carolina	Absolute Total Care	2007	39	14.0%	91,900
Tennessee	Centurion of Tennessee	2013	N/A	N/A	20,700
Texas	Superior HealthPlan	1999	254	26.0%	935,100
Washington	Coordinated Care	2012	39	10.2%	82,100
Wisconsin	Managed Health Services	1984	46	10.2%	71,500
					2,723,200

(1)	Market share represents our % of the total at-risk members that are included in managed care programs in which we participate.

(2)	Cenpatico Behavioral Health of Arizona provided behavioral health services for 156,600 members at December 31, 2013.

(3)	Reflects Medicaid, ABD and CHIP programs. The Sunshine Health LTC program has a market share of 28.9%.

Substantially all of our revenue is derived from operations within the United States and its territories, and all of the Company's long lived assets are based in the United States and its territories. We generally receive a fixed premium per member per month pursuant to our state contracts. Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year. Our managed care subsidiaries in Texas had revenues from the state government that represent 37% of our consolidated total revenues from continuing operations in 2013.

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

•
Establishment of realistic and meaningful expectations for quality deliverables. We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of individuals covered through Medicaid.

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

We also provide the following education and outreach programs to inform, assist and incentivize members in accessing quality, appropriate healthcare services in an efficient manner. Many of these programs have been recognized with awards for their excellence in education, outreach and/or case management techniques including Case In Point, Hermes Awards, and National Health Information Awards.

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

•
Health Initiatives for Children is aimed at educating child members on a variety of health topics. In order to empower and educate children, we have partnered with a nationally recognized children's author to develop our own children's book series on topics such as obesity prevention and healthy eating, asthma, diabetes, foster care, the ills of smoking, anti-bullying and heart healthy.

•
Health Initiatives for Teens is aimed at empowering, educating and reinforcing life skills with our teenage members. We have developed an educational series that addresses health issues, dealing with chronic diseases including diabetes and asthma, as well as teen pregnancy.

•
Living Well with Sickle Cell is our innovative program that assists with coordination of care for our sickle cell members. Our program ensures that sickle cell members have established a medical home and work on strategies to reduce unnecessary emergency department (ED) visits through proper treatment to control symptoms and chronic complications, as well as promote self-management.

•
My Route for Health is our adult educational series used with our case management and disease management programs. The topics of this series include how to manage asthma, COPD, diabetes, heart disease and HIV.

•
Nurtur Diabetes Program is an innovative program that is a collaboration with our life and health management subsidiary, Nurtur Health, Inc., and our health plans that targets diabetic patients and educates them on their disease state.

•
Community Health Record, our patient-centric electronic database, collects patient demographic data, clinician visit records, dispensed medications, vital sign history, lab results, allergy charts, and immunization data.  Providers can directly input additional or updated patient data and documentation into the database.  All information is accessible anywhere, anytime to all authorized users, including health plan staff, greatly facilitating coordinated care among providers.

•
The CentAccount Program offers members financial incentives for performing certain healthy behaviors.  The incentives are delivered through a restricted-use prepaid debit card redeemable for health-related items only.  This incentive-based approach effectively increases the utilization of preventive services while strengthening the relationships between members and their primary care providers.

•
The Asthma Management Program integrates a hands-on approach with a flexible outreach methodology that can be customized to suit different age groups and populations affected by asthma.  Working through Nurtur, we provide proactive identification of members, stratification into appropriate levels of intervention including home visits, culturally sensitive education, and robust outcome reporting.  The program also includes aggressive care coordination to ensure patients have basic services such as transportation to the doctor, electricity to power the nebulizer, and a clean, safe home environment.

•
Fluvention is an outreach program aimed at educating members on preventing the transmission of the influenza virus by encouraging members to get the seasonal influenza vaccines and take everyday precautions to prevent illness.

•
Preventive Care Programs are designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment, or EPSDT, services.  We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•
Life and Health Management Programs are designed to help members understand their disease and treatment plans and improve their wellness in a cost effective manner.  These programs address medical conditions that are common within the Medicaid population such as asthma, diabetes and pregnancy.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of December 31, 2013, we contracted with over 50,000 primary care physicians, 165,000 specialty care physicians and 2,000 hospitals.

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay hospitals under a variety of methods, including fee-for-service, capitation arrangements, per diems, diagnostic related grouping and case rates. We pay physicians under a fee-for-service, capitation arrangement, or risk-sharing arrangement. In addition, we are governed by state prompt payment policies.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health, life and health management, managed vision, telehealth services, pharmacy benefits management and specialty pharmacy. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, dental, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services and durable medical equipment.

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

It is our objective to provide access to the highest quality of care for our members.  As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote healthcare quality.  The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics.  While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We currently have nine health plans and three specialty companies with NCQA accreditation.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare enterprise and complement our core Managed Care business. Specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs. Our specialty services are provided primarily through the following businesses:

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

•
Correctional Services. Centurion, our joint venture subsidiary with MHM Services Inc., provides comprehensive healthcare services to individuals incarcerated in Massachusetts and Tennessee state correctional facilities. Beginning in January 2014, Centurion also began operating under a new contract with the Minnesota Department of Corrections.

•	In-Home Health Services. U.S. Medical Management, our majority owned subsidiary acquired in January 2014, provides in-home health services for high acuity populations.

•
Individual Insurance. Celtic Insurance Company, or Celtic, is a nationwide healthcare provider licensed in 49 states offering high-quality, affordable health insurance to individual customers and their families. Sold online and through independent insurance agents nationwide, Celtic's portfolio of major medical plans is designed to meet the diverse needs of the uninsured at all budget and benefit levels. Celtic also offers a standalone guaranteed-issue medical conversion program to self-funded employer groups, stop-loss and fully-insured group carriers, managed care plans, and HMO reinsurers.

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

•
Telehealth Services. NurseWise LP provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

•
Pharmacy Benefits Management & Specialty Pharmacy. US Script, Inc., or US Script, offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a lowest net cost strategy that helps optimize clients' pharmacy benefit.  Services include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, specialty and mail order pharmacy services, and patient and physician intervention.

In April 2013, we acquired AcariaHealth, a comprehensive specialty pharmacy company. With this transaction, we expanded our specialized pharmacy benefit services for complex diseases, including Hepatitis C, Hemophilia, Multiple Sclerosis, Rheumatoid Arthritis and Oncology.

•
Care Management Software. Casenet, LLC, or Casenet, is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs. During 2012, we acquired the remaining minority interest in Casenet and implemented this new software platform, which is available for sale to third parties and used by our health plans.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program provides controls by which we assure that our values are reflected in everything we do, further enhance operations, improve access to quality care and safeguard against fraud and abuse.

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

The goal of the program is to build a culture of ethics and compliance, which is assessed periodically using a diagnostic survey to measure the integrity of the organization. Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and various resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for the members of our Board of Directors' Audit Committee to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, abuse or other compliance violations. Furthermore, the Board of Directors reviews an ethics and compliance report on a quarterly basis.

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

Our regulated subsidiaries are licensed to operate as health maintenance organizations, third party administrators, utilization review and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid, Medicare and Health Insurance Marketplace enrollees.

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

Additionally, the holding company acts of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval or an exemption, no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a company and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of a company.

Our mail order pharmacies must be licensed to do business as pharmacies in the states in which they are located. Our mail order pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In many of the states where our mail order pharmacies deliver pharmaceuticals, there are laws and regulations that require out-of-state mail order pharmacies to register with that state’s board of pharmacy or similar regulatory body. These states generally permit the pharmacy to follow the laws of the state in which the mail order pharmacy is located, although some states require that we also comply with certain laws in that state.

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

Contract	Expiration Date	Renewal or Extension

Arizona - Behavioral Health	June 30, 2014	Renewable for one additional one-year term.
Arizona - LTC	September 30, 2014	May be extended for up to two additional one-year terms.
Arizona - Special Needs Plan (Medicare)	December 31, 2014	Renewable annually for successive 12-month periods.
California - Medicaid, ABD & CHIP	October 31, 2018	Renewable up to three additional one-year terms.
Florida - CHIP	September 30, 2014	May be extended for up to two additional one-year terms.
Florida - Foster Care	(1)	(1)
Florida - LTC	August 31, 2018	Renewable through the state's recertification process.
Florida - Medicaid & ABD (2)	August 31, 2015	Renewable through the state's recertification process.
Florida - Special Needs Plan (Medicare)	December 31, 2014	Renewable annually for successive 12-month periods.
Georgia - Medicaid & CHIP	June 30, 2014	Renewable for two additional one-year terms.
Georgia - Special Needs Plan (Medicare)	December 31, 2014	Renewable annually for successive 12-month periods.
Illinois - ABD & LTC	April 30, 2016	May be extended for up to five additional years.
Illinois - Duals	December 31, 2015	Renewable for two additional one-year terms.
Indiana - Medicaid, CHIP & Hybrid (Healthy Indiana Plan)	December 31, 2014	Renewable for two additional one-year terms.
Kansas - Medicaid, ABD, CHIP, LTC & Foster Care	December 31, 2015	Renewable for two additional one-year terms.
Louisiana - Medicaid, CHIP, ABD & Foster Care	January 31, 2015	Renewable for an additional two-year period through the state's recertification process.
Massachusetts - Correctional Services	June 30, 2018	Renewable for two additional one-year terms.
Massachusetts - Medicaid	September 30, 2015	May be extended for five additional one-year terms.
Massachusetts - Hybrid (Commonwealth Care)	March 31, 2014	Program ending March 31, 2014.
Minnesota - Correctional Services	June 30, 2016	May be extended for up to two and a half additional years.
Mississippi - Medicaid, ABD & Foster Care	June 30, 2014	Renewable through the state's reprocurement process. (3)

Missouri - Medicaid, CHIP & Foster Care	June 30, 2014	Renewable for one additional one-year term.
New Hampshire - Medicaid, CHIP, Foster Care & ABD	June 30, 2015	Renewable for one additional two-year term.
Ohio - Duals	(1)	(1)
Ohio - Medicaid, CHIP & ABD	June 30, 2014	Renewable annually for successive 12-month periods.
Ohio - Special Needs Plan (Medicare)	December 31, 2014	Renewable annually for successive 12-month periods.
South Carolina - Medicaid, CHIP & ABD	June 30, 2014	Renewable through the state's recertification process.
South Carolina - Duals	(1)	(1)
Tennessee - Correctional Services	August 31, 2016	Renewable through the state's reprocurement process.
Texas - ABD Dallas Expansion	August 31, 2015	May be extended for up to three additional years.
Texas - ABD MRSA	August 31, 2017	May be extended for up to five additional years.
Texas - CHIP Rural Service Area	August 31, 2015	May be extended for up to three additional years.
Texas - Foster Care	February 22, 2015	Renewable through the state's reprocurement process.
Texas - Hybrid (Healthy Texas)	August 31, 2015	(4)
Texas - Medicaid, CHIP &ABD	August 31, 2015	May be extended for up to four and a half additional years.
Texas - Special Needs Plan (Medicare)	December 31, 2014	Renewable annually for successive 12-month periods.
Washington - Medicaid, CHIP, Foster Care & ABD	December 31, 2014	Renewable through the state's recertification process.
Wisconsin - Medicaid, CHIP & ABD	December 31, 2015	Renewable through the state's recertification process every two years.
Wisconsin - Network Health Plan Subcontract	December 31, 2015	(5)
Wisconsin - Special Needs Plan (Medicare)	December 31, 2014	Renewable annually for successive 12-month periods.

(1)	The Company has received notice of intent to award a contract, however a final contract has not yet been executed.

(2)
The current contract expires in August 2015. In September 2013, the Florida Agency for Health Care Administration provided notice of intent to award a contract to our Florida subsidiary, Sunshine Health, in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual-eligible members. The award is subject to challenge and contract readiness periods, with enrollment expected to begin in the second quarter of 2014 and continue through October 2014.

(3)
The current contract expires June 30, 2014. In February 2014, the State of Mississippi Department of Medicaid provided notice of intent to award a contract to our Mississippi subsidiary, Magnolia Health, to continue serving Medicaid, ABD and Foster Care members effective July 1, 2014 for a three-year period, renewable for up to two additional years.

(4)	The Texas Health and Human Services Commission (HHSC) has communicated that the Healthy Texas program is expected to end in December 2014.

(5)	The Company and NHP are currently in negotiation regarding any future extensions.

Marketplace Contracts

Beginning in 2014, we began operating under federally facilitated Marketplace contracts with CMS in seven states: Arkansas, Florida, Georgia, Indiana, Mississippi, Ohio and Texas. These contracts expire annually and are renewable upon mutual consent.

In 2014, we also began operating under two state based Marketplaces in Massachusetts and Washington that expire annually. The Massachusetts contract may be extended for up to two additional one-year terms. The Washington contract is renewable annually through the state's recertification process.

In addition, we began operating under a contract with the Arkansas division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as the "private option") in January 2014. This contract expires December 31, 2014 and may be extended for subsequent and consecutive one year terms.

HIPAA Omnibus Rule and HITECH

In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act.  HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance through standard transactions and ensure the privacy and security of individual health information. Among the main requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the use and disclosure of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act amended certain provisions of HIPAA and introduced new data security obligations for covered entities and their business associates. HITECH also mandated individual notifications in instances of a data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states' Attorneys General in addition to the HHS Office of Civil Rights. The HIPAA Omnibus Rule is based on the changes under the HITECH Acts and the Genetic Information Nondiscrimination Act of 2008 (GINA) which clarifies that genetic information is protected under the HIPAA Privacy Rule and prohibits most health plans from using or disclosing genetic information for underwriting purposes. This Omnibus rule enhances the privacy protections and strengthens the government's ability to enforce the law. The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.

The Privacy and Security Rules and HITECH/Omnibus enhancements establish requirements to protect the privacy of medical records and safeguard personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates.

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses, and their business associates to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of health information when it is electronically stored, maintained or transmitted. The HITECH Act and Omnibus Rule established a federal requirement for notification when the security of protected health information is breached. In addition, there are state laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted. Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards have been modified to version 5010 to prepare for the implementation of the ICD-10 coding system. We are planning for an expected transition to ICD-10 in October 2014.

We have implemented processes, policies and procedures to comply with HIPAA, HITECH and the Omnibus Rule, including administrative, technical and physical safeguards to prevent against electronic data breach. We provide education and training for employees specifically designed to help prevent any unauthorized use or access to health information and enhance the reporting of suspected breaches. In addition, our corporate privacy officer and health plan privacy officials handle privacy complaints and serve as resources to employees to address questions or concerns they may have.

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

EMPLOYEES

As of December 31, 2013, we had approximately 8,800 employees. None of our employees are represented by a union. We believe our relationships with our employees are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 8, 2014:

Name	Age	Position
Michael F. Neidorff	71	Chairman, President and Chief Executive Officer
K. Rone Baldwin	55	Executive Vice President, Insurance Group Business Unit
Carol E. Goldman	56	Executive Vice President and Chief Administrative Officer
Jason M. Harrold	44	Executive Vice President, Specialty Company Business Unit
Robert T. Hitchcock	47	Executive Vice President, Health Plan Business Unit
Jesse N. Hunter	38	Executive Vice President, Chief Business Development Officer
Donald G. Imholz	61	Executive Vice President, Operations and Chief Information Officer
Edmund E. Kroll	54	Senior Vice President, Finance and Investor Relations
C. David Minifie	43	Executive Vice President, Business Integration & Chief Marketing Officer
William N. Scheffel	60	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	38	Senior Vice President, Corporate Controller and Chief Accounting Officer
Keith H. Williamson	61	Executive Vice President, General Counsel and Secretary

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

Robert T. Hitchcock. Mr. Hitchcock has served as our Executive Vice President, Health Plan Business Unit, since October 2012. From March 1997 to October 2012, Mr. Hitchcock held various positions of increasing responsibility at Humana including Divisional Vice President, Western Division Medicare Operations.

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

Donald G. Imholz. Mr. Imholz has served as our Executive Vice President, Operations and Chief Information Officer since December 2009. Mr. Imholz served as our Senior Vice President and Chief Information Officer from September 2008 to December 2009.

Edmund E. Kroll. Mr. Kroll has served as our Senior Vice President, Finance and Investor Relations since May 2007.

C. David Minifie. Mr. Minifie has served as our Executive Vice President, Business Integration & Chief Marketing Officer since December 2012. He previously served as our Vice President, Chief Marketing Officer from April 2012 to December 2012. From 1999 to April 2012, Mr. Minifie held various positions of increasing responsibility at Procter & Gamble including Global Eukanuba Associate Marketing Director.

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

Reductions in funding or changes to eligibility requirements for government sponsored healthcare programs in which we participate could substantially affect our financial position, results of operations and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, CHIP, LTC, ABD, Foster Care and Health Insurance Marketplace premiums. The base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs, with the federal share currently averaging around 57%.

Future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, CHIP, LTC, ABD and Foster Care. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows.

Additionally, changes in these programs could reduce the number of persons enrolled in or eligible for these programs or increase our administrative or healthcare costs under these programs. Recent legislation generally requires that eligibility levels be maintained, but this could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial position and cash flows.

Lastly, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, CHIP, LTC, ABD, Foster Care and the new Health Insurance Marketplaces, may be delayed. If the federal government fails to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations or cash flows.

Our profitability depends, to a significant degree, on our ability to estimate and effectively manage expenses related to health benefits through our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, major epidemics or pandemics, new medical technologies, pharmaceutical compounds and other external factors, including general economic conditions such as inflation and unemployment levels, are beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits.

Our medical expense includes claims reported but not paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims at the end of each period. Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as claims receipts and payment information as well as inpatient acuity information becomes available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expense in the period in which the changes are identified. However, we still cannot be sure that our medical claims liability estimate is adequate or that adjustments to the estimate will not unfavorably impact our results of operations.

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of individuals who are eligible under new legislation may pose the same difficulty in estimating our medical claims liability. Similarly, we may face difficulty in estimating our medical claims liability beginning in January 2014 when we begin providing coverage for the first time under the newly created Health Insurance Marketplaces.

From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. If it is determined that our estimates are significantly different than actual results, our results of operations and financial position could be adversely affected. In addition, if there is a significant delay in our receipt of premiums, our business operations, cash flows, or earnings could be negatively impacted.

The implementation of the Health Reform Legislation and other reforms could materially and adversely affect our results of operations, financial position and cash flows.

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was generally upheld by the Supreme Court in 2012, the Court determined that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs.

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016). Beginning in 2017, the federal share begins to decline to 90% by 2020 and subsequent years. To date, 25 states have expanded Medicaid eligibility, and the remaining states are involved in a variety of legislative proposals. The ACA also extended CHIP through September 30, 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. Open enrollment began on October 1, 2013 and continues until March 31, 2014. The ACA required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

Our ability to adequately price products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. We may be adversely selected by individuals who will have a higher acuity level than the anticipated pool of participants. In addition, the risk corridor, reinsurance and risk adjustment ("three Rs") provisions of the ACA established to reduce risk for insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, the reinsurance component may not be adequately funded. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, the three Rs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the newly created Health Insurance Marketplaces. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents and we began operations under the program beginning January 1, 2014.

The ACA imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessments are not deductible for income tax purposes. The fee will be allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenue from the fee calculation. If this federal premium assessment is imposed as enacted, and if we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

There are numerous steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. Although we believe the legislation may provide us with significant opportunities to grow our business, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. In addition, the managed care industry has received negative publicity that has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid, Medicare and Health Insurance Marketplace enrollees. For example, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements.

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; and increase or change our liability to members in the event of malpractice by our contracted providers. In addition, changes in political party or administrations at the federal or state level may change the attitude towards healthcare programs.

Our contracts with states may require us to maintain a minimum health benefits ratio or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to rebate premium back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. For example, under Health Reform Legislation, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs which could materially and adversely affect our results of operations, financial position and cash flows.

Our businesses providing pharmacy benefit management (PBM) and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows.

We provide PBM and specialty pharmacy services through our US Script and AcariaHealth businesses. Each business is subject to federal and state laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. They also conduct business as a mail order pharmacy and specialty pharmacy, which subjects them to extensive federal, state and local laws and regulations. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

Our PBM businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, and could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the authorization, compounding, packaging and distribution of pharmaceuticals and other healthcare products. Disruptions at any of our mail order or specialty pharmacies due to an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.

If any of our government contracts are terminated or are not renewed or we receive an adverse review, audit or investigation, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under governmental assistance programs. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our government contracts are generally intended to run for three years and may be extended for additional years if the contracting entity or its agent elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment, agreement to maintain a Medicare plan in the state and financial standards and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies and applicable laws and regulations. Any adverse review, audit or investigation could result in: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; or loss of one or more of our licenses.

If any of our government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or we have an adverse review, audit or investigation, our business will suffer, our goodwill could be impaired and our financial position, results of operations or cash flows may be materially affected.

Ineffectiveness of state-operated systems and subcontractors could adversely affect our business.

Our health plans rely on other state-operated systems or sub-contractors to qualify, solicit, educate and assign eligible members into managed care plans. The effectiveness of these state operations and sub-contractors can have a material effect on a health plan’s enrollment in a particular month or over an extended period. When a state implements new programs to determine eligibility, new processes to assign or enroll eligible members into health plans, or chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care plans.

Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.

We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Execution of our growth strategy may increase costs or liabilities, or create disruptions in our business.

Our growth strategy includes the acquisition of health plans participating in government sponsored healthcare programs and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected or may not achieve timely profitability. We also face the risk that we will not be able to effectively integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems and we may need to divert more management resources to integration than we planned.

In connection with start-up operations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates. As a result of these factors, start-up operations may decrease our profitability. In the event we pursue any opportunity to diversify our business internationally, we would become subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

If we are unable to effectively execute our growth strategy, our future growth will suffer and our results of operations could be harmed.

If competing managed care programs are unwilling to purchase specialty services from us, we may not be able to successfully implement our strategy of diversifying our business lines.

We are seeking to diversify our business lines into areas that complement our government sponsored health plan business in order to grow our revenue stream and balance our dependence on risk reimbursement. In order to diversify our business, we must succeed in selling the services of our specialty subsidiaries not only to our managed care plans, but to programs operated by third-parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our government sponsored programs. Our ineffectiveness in marketing specialty services to third-parties may impair our ability to execute our business strategy.

Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have been experiencing extreme volatility and disruption over the past several years. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

We principally operate through our health plan subsidiaries. As part of normal operations, we may make requests for dividends and distributions from our subsidiaries to fund our operations. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries’ request to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

We derive a majority of our premium revenues from operations in a limited number of states, and our financial position, results of operations or cash flows would be materially affected by a decrease in premium revenues or profitability in any one of those states.

Operations in a limited number of states have accounted for most of our premium revenues to date. If we were unable to continue to operate in any of our current states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. For example, states we currently serve may bid out their Medicaid program through a request for proposal process. Our inability to continue to operate in any of the states in which we operate could harm our business.

Competition may limit our ability to increase penetration of the markets that we serve.

We compete for members principally on the basis of size and quality of provider networks, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided. In addition, the impact of healthcare reform legislation and potential growth in our segment may attract new competitors.

Some of the health plans with which we compete have greater financial and other resources and offer a broader scope of products than we do. In addition, significant merger and acquisition activity has occurred in the managed care industry, as well as complementary industries, such as the hospital, physician, pharmaceutical, medical device and health information systems businesses. To the extent that competition intensifies in any market that we serve, our ability to retain or increase members and providers, or maintain or increase our revenue growth, pricing flexibility and control over medical cost trends may be adversely affected.

If we are unable to maintain relationships with our provider networks, our profitability may be harmed.

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be canceled by either party without cause upon 90 to 120 days prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. Healthcare providers with whom we contract may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market, physicians and healthcare providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements. In some markets, certain healthcare providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which could adversely affect our operations, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. Provider networks may consolidate, resulting in a reduction in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

From time to time providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. In addition, we are aware that other managed care organizations have been subject to class action suits by physicians with respect to claim payment procedures, and we may be subject to similar suits. Regardless of whether any suits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed.

We may be unable to attract and retain key personnel.

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, including our chief executive officer, Michael F. Neidorff, who has been instrumental in developing our business strategy and forging our business relationships, our business and financial position, results of operations or cash flows could be harmed. Our ability to replace any departed members of our senior management or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the managed care and specialty services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel.

If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business, including, without limitation, medical malpractice claims. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Despite our best attempts to maintain adherence to information security best practices as well as compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism or theft, malware, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

Many of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.

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

Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards have been modified to version 5010 to prepare for the implementation of the ICD-10 coding system. While we have prepared for the transition to ICD-10 in October 2014, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2014, we may have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in higher costs and reimbursement levels, or lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. As a result, implementation of ICD 10 may have a material adverse effect on our results of operations, financial position and cash flows.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could have an adverse effect on our business.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.

Security breaches may arise from external or internal threats. External breaches include hacking personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. We experience attempted external hacking attacks on a regular basis. We maintain a rigorous system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. Internal breaches may result from inappropriate security access to confidential information by rogue employees, consultants or third party service providers. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business reputation, financial condition, cash flows, or results of operations.

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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of December 31, 2013.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

Excluding the Kentucky matters discussed above, the Company is also routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters in the normal course of business is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position, cash flow or results of operations.

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

	2014 Stock Price (through February 12, 2014)		2013 Stock Price		2012 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$63.09	$56.88	$48.55	$40.57	$50.36	$38.97
Second Quarter			52.74	42.14	50.98	24.26
Third Quarter			65.04	52.82	42.46	28.86
Fourth Quarter			67.84	54.12	46.44	34.73

As of February 14, 2014, there were 56 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

On October 26, 2009, the Company's Board of Directors extended the Company's stock repurchase program. The program authorizes the repurchase of up to 4,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. We have 1,667,724 available shares remaining under the program for repurchases as of December 31, 2013. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2013, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2013
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 1 – October 31, 2013	9,311	$62.37	—	1,667,724
November 1 – November 30, 2013	5,363	57.82	—	1,667,724
December 1 – December 31, 2013	234,055	56.44	—	1,667,724
Total	248,729	$56.69	—	1,667,724

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 1,667,724 shares.  No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2008 to December 31, 2013 with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index over the same period. The graph assumes an investment of $100 on December 31, 2008 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index and assumes the reinvestment of any dividends. In prior years, the Company used the Morgan Stanley Healthcare Payor Index, which was discontinued in October 2013.

Centene Corporation
New York Stock Exchange Composite Index
S&P Supercomposite Managed HealthCare Index
$350
$300
$250
$200
$150
$100
$50
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013

	December 31,
	2008	2009	2010	2011	2012	2013
Centene Corporation	$100.00	$107.41	$128.56	$200.86	$208.02	$299.09
New York Stock Exchange Composite Index	100.00	124.80	138.34	129.88	146.66	180.65
S&P Supercomposite Managed Healthcare Index	100.00	128.05	140.22	187.84	196.95	285.81

Centene Corporation closing stock price	$19.71	$21.17	$25.34	$39.59	$41.00	$58.95
Centene Corporation annual shareholder return		7.4%	19.7%	56.2%	3.6%	43.8%

In accordance with the rules of the SEC, the information contained in the Stock Performance Graph on this page shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Centene specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act, or the Exchange Act.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. The assets, liabilities and results of operations of Kentucky Spirit Health Plan, FirstGuard and University Health Plans have been classified as discontinued operations for all periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share data)
Revenues:
Premium	$10,153,460	$7,568,889	$4,948,137	$4,192,172	$3,786,525
Service	372,580	112,742	103,765	91,661	91,758
Premium and service revenues	10,526,040	7,681,631	5,051,902	4,283,833	3,878,283
Premium tax	337,289	428,665	159,575	164,490	224,581
Total revenues	10,863,329	8,110,296	5,211,477	4,448,323	4,102,864
Expenses:
Medical costs	8,994,641	6,781,081	4,191,268	3,584,452	3,230,131
Cost of services	326,924	87,705	78,114	63,919	60,789
General and administrative expenses	931,137	677,157	577,898	477,765	447,921
Premium tax expense	333,210	428,354	160,394	165,118	225,888
Impairment loss	—	28,033	—	—	—
Total operating expenses	10,585,912	8,002,330	5,007,674	4,291,254	3,964,729
Earnings from operations	277,417	107,966	203,803	157,069	138,135
Other income (expense):
Investment and other income	18,457	35,285	13,355	15,205	15,691
Debt extinguishment costs	—	—	(8,488)	—	—
Interest expense	(26,957)	(20,460)	(20,320)	(17,992)	(16,318)
Earnings from continuing operations, before income tax expense	268,917	122,791	188,350	154,282	137,508
Income tax expense	107,080	47,412	70,687	59,900	48,841
Earnings from continuing operations, net of income tax expense	161,837	75,379	117,663	94,382	88,667
Discontinued operations, net of income tax expense (benefit) of $2,284, $(47,741), $(4,165), $4,388, and $(1,204), respectively	3,881	(86,674)	(9,300)	3,889	(2,422)
Net earnings (loss)	165,718	(11,295)	108,363	98,271	86,245
Noncontrolling interest	619	(13,154)	(2,855)	3,435	2,574
Net earnings attributable to Centene Corporation	$165,099	$1,859	$111,218	$94,836	$83,671

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$161,218	$88,533	$120,518	$90,947	$86,093
Discontinued operations, net of income tax expense (benefit)	3,881	(86,674)	(9,300)	3,889	(2,422)
Net earnings	$165,099	$1,859	$111,218	$94,836	$83,671

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.98	$1.72	$2.40	$1.87	$2.00
Discontinued operations	0.07	(1.68)	(0.18)	0.08	(0.06)
Basic earnings per common share	$3.05	$0.04	$2.22	$1.95	$1.94

Diluted:
Continuing operations	$2.87	$1.65	$2.30	$1.80	$1.94
Discontinued operations	0.07	(1.62)	(0.18)	0.08	(0.05)
Diluted earnings per common share	$2.94	$0.03	$2.12	$1.88	$1.89

Weighted average number of common shares outstanding:
Basic	54,126,545	51,509,366	50,198,954	48,754,947	43,034,791
Diluted	56,247,173	53,714,375	52,474,238	50,447,888	44,316,467

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data From Continuing Operations:
Cash and cash equivalents	$974,304	$745,933	$493,532	$433,914	$400,951
Investments and restricted deposits	940,972	727,157	652,992	639,983	585,183
Total assets	3,413,483	2,534,612	2,092,530	1,937,852	1,668,772
Medical claims liability	1,111,709	815,161	518,840	456,765	470,932
Long term debt	665,697	535,481	348,344	327,824	307,085
Total stockholders' equity	1,243,439	953,767	936,419	797,055	619,427

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

OVERVIEW

Our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky as of July 6, 2013. Accordingly, the results of operations for KSHP are classified as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.

Our financial performance for 2013 is summarized as follows:

•	Year-end at-risk managed care membership of 2,723,200, an increase of 298,700 members, or 12.3% over 2012.

•	Premium and service revenues of $10.5 billion, representing 37.0% growth year over year.

•	Health Benefits Ratio of 88.6%, compared to 89.6% in 2012.

•	General and Administrative expense ratio of 8.8%, compared to 8.8% in 2012.

•	Total operating cash flows of $382.5 million, or 2.3 times net earnings.

•	Diluted net earnings per share of $2.87, compared to $1.65 in 2012.

The following items contributed to our revenue and membership growth over the last two years:

•
AcariaHealth. In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company, for $142.5 million. The transaction consideration was financed through a combination of Centene common stock and cash on hand.

•
California. In November 2013, our California subsidiary, California Health and Wellness Plan (CHWP), began operating under a new contract with the California Department of Health Care Services to serve Medicaid beneficiaries in 18 rural counties under the state's Medi-Cal Managed Care Rural Expansion program. Also in November 2013, CHWP began operating under a new contract to serve Medi-Cal beneficiaries in Imperial County.

•
Florida. In August 2013, our Florida subsidiary, Sunshine Health, began operating under a contract with the Florida Agency for Health Care Administration to serve members of the Medicaid managed care LTC program. Enrollment began in August 2013 and will be implemented by region and continue through March 2014.

•
Kansas. In January 2013, our subsidiary, Sunflower State Health Plan, began operating under a statewide contract to serve members in the state's KanCare program, which includes TANF, ABD (dual and non-dual), foster care, LTC and CHIP beneficiaries.

•
Louisiana. In February 2012, Louisiana Healthcare Connections (LHC), began operating through a joint venture under a new contract in Louisiana to provide healthcare services to Medicaid enrollees participating in the Bayou Health program. LHC completed its three-phase membership roll-out for the three geographical service areas during the second quarter of 2012. In November 2012, the covered services provided by LHC expanded to include pharmacy benefits. During the fourth quarter of 2012, we acquired the ownership interest of our joint venture partner, bringing our ownership to 100%.

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

•
Missouri. In July 2012, our majority owned subsidiary, Home State Health Plan, began operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state.

•	New Hampshire. In December 2013, our subsidiary, New Hampshire Healthy Families, began operating under a new contract with the Department of Health and Human Services to serve Medicaid beneficiaries.

•
Ohio. In July 2013, our Ohio subsidiary, Buckeye Community Health Plan (Buckeye), began operating under a new and expanded contract with Ohio Department of Job and Family Services (ODJFS) to serve Medicaid members statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). Buckeye also began serving members under the ABD Children program in July 2013.

•
Tennessee. In September 2013, our joint venture subsidiary, Centurion, began operating under a new contract to provide comprehensive healthcare services to individuals incarcerated in Tennessee state correctional facilities.

•
Texas. In March 2012, we began operating under contracts in Texas that expanded its operations through new service areas including the 10 county Hidalgo Service Area and the Medicaid Rural Service Areas of West Texas, Central Texas and North-East Texas, as well as the addition of STAR+PLUS in the Lubbock Service Area.  The expansion also added the management of outpatient pharmacy benefits in all service areas and products, as well as inpatient facility services for the STAR+PLUS program.

•	Washington. In July 2012, we began operating under a new contract with the Washington Health Care Authority to serve Medicaid beneficiaries in the state, operating as Coordinated Care.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the full year benefit in 2014 of business commenced during 2013 in California, Florida, Massachusetts, New Hampshire, Ohio, and Tennessee as discussed above.

•
In February 2014, our Mississippi subsidiary, Magnolia Health Plan, was awarded a statewide managed care contract to continue serving members enrolled in the Mississippi Coordinated Access Network (MississippiCAN) program, as one of two contractors. Under the new contract, Magnolia will continue providing outpatient, behavioral health, pharmacy, vision and dental services, and will also begin providing non-emergency transportation as of July 1, 2014.

•
In January 2014, we acquired a majority interest in U.S. Medical Management, LLC, a management services organization and provider of in-home health services for high acuity populations, for approximately $200.0 million. The transaction consideration was financed through a combination of cash on hand and 2,243,217 shares of Centene common stock

•
In January 2014, we began serving members enrolled in Health Insurance Marketplaces in certain regions of 9 states: Arkansas, Florida, Georgia, Indiana, Massachusetts, Mississippi, Ohio, Texas and Washington.

•
In January 2014, our CeltiCare subsidiary began operating under a new contract with the Massachusetts Executive Office of Health and Human Services to participate in the MassHealth CarePlus program in all five regions.

•
In January 2014, Centurion began operating under a new agreement with the Minnesota Department of Corrections to provide managed healthcare services to offenders in the state's correctional facilities.

•
In December 2013, we signed a definitive agreement to purchase a majority stake in Fidelis SecureCare of Michigan, Inc. (Fidelis), a subsidiary of Fidelis SeniorCare, Inc. The transaction is expected to close in the fourth quarter of 2014, subject to certain closing conditions including regulatory approvals, and will involve cash purchase price payments contingent on the performance of the plan over the course of 2015. Fidelis was recently selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. Enrollment is expected to commence in the fourth quarter of 2014.

•
In November 2013, our South Carolina subsidiary, Absolute Total Care, was selected by the South Carolina Department of Health and Human Services to serve dual-eligible members as part of the state's pilot program to provide integrated and coordinated care for individuals who are eligible for both Medicare and Medicaid. Operations are expected to commence in the second half of 2014.

•
In September 2013, the Florida Agency for Health Care Administration provided notice of intent to award a contract to our subsidiary, Sunshine Health, in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual-eligible members. The award is subject to challenge and contract readiness periods, with enrollment expected to begin in the second quarter of 2014 and continue through October 2014. In addition, we were recommended as the sole provider under a contract award for the Child Welfare Specialty Plan (Foster Care), which is expected to commence in the second quarter of 2014.

•
In September 2013, we were awarded a contract in Texas from the Texas Health and Human Services Commission to expand our operations and serve STAR+PLUS members in two Medicaid Rural Service Areas. Enrollment is expected to begin in the second half of 2014.

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

In March 2013, we were notified by the Arizona Health Care Cost Containment System (AHCCCS) that our Bridgeway Health Solutions of Arizona, LLC acute care contract was not renewed. As a result, our contract terminated on September 30, 2013. Bridgeway served 16,700 Medicaid acute care members in Yavapai County at September 30, 2013.

MEMBERSHIP

From December 31, 2011 to December 31, 2013, we increased our at-risk managed care membership by 1,087,900, or 66.5%.  The following table sets forth our membership by state for our managed care organizations:

	December 31,
	2013	2012	2011
Arizona	7,100	23,500	23,700
California	97,200	—	—
Florida	222,000	214,000	198,300
Georgia	318,700	313,700	298,200
Illinois	22,300	18,000	16,300
Indiana	195,500	204,000	206,900
Kansas	139,900	—	—
Louisiana	152,300	165,600	—
Massachusetts	22,600	21,500	35,700
Mississippi	78,300	77,200	31,600
Missouri	59,200	59,600	—
New Hampshire	33,600	—	—
Ohio	173,200	157,800	159,900
South Carolina	91,900	90,100	82,900
Tennessee	20,700	—	—
Texas	935,100	949,900	503,800
Washington	82,100	57,200	—
Wisconsin	71,500	72,400	78,000
Total	2,723,200	2,424,500	1,635,300

The following table sets forth our membership by line of business:

	December 31,
	2013	2012	2011
Medicaid	2,054,700	1,877,100	1,202,300
CHIP & Foster Care	275,100	235,200	210,600
ABD & Medicare	305,300	274,600	175,100
Hybrid Programs	19,000	29,100	40,500
LTC	37,800	8,500	6,800
Correctional Services	31,300	—	—
Total	2,723,200	2,424,500	1,635,300

The following table identifies the Company's dual-eligible membership by line of business. The membership tables above include these members.

	December 31,
	2013	2012	2011
ABD	71,700	62,600	34,400
LTC	28,800	7,700	6,200
Medicare	6,500	5,100	3,200
Total	107,000	75,400	43,800
At December 31, 2013, we also served 156,600 members under our behavioral health contract in Arizona, compared to 157,900 members at December 31, 2012.
From December 31, 2012 to December 31, 2013 our membership increased as a result of:
•operations commencing in California, Kansas and New Hampshire;
•geographic expansion in Ohio;
•growth in Washington; and,
•the commencement of correctional services contracts in Massachusetts and Tennessee.

From December 31, 2011 to December 31, 2012 our membership increased as a result of the commencement of operations in Louisiana, Missouri and Washington as well as the geographic expansion in Texas.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for each of the three years ended December 31, 2013, prepared in accordance with generally accepted accounting principles in the United States ($ in millions):

	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
Premium	$10,153.4	$7,568.9	$4,948.1	34.1%	53.0%
Service	372.6	112.7	103.8	230.5%	8.7%
Premium and service revenues	10,526.0	7,681.6	5,051.9	37.0%	52.1%
Premium tax	337.3	428.7	159.6	(21.3)%	168.6%
Total revenues	10,863.3	8,110.3	5,211.5	33.9%	55.6%
Medical costs	8,994.7	6,781.1	4,191.3	32.6%	61.8%
Cost of services	326.9	87.7	78.1	272.8%	12.3%
General and administrative expenses	931.1	677.2	577.9	37.5%	17.2%
Premium tax expense	333.2	428.4	160.4	(22.2)%	167.1%
Impairment loss	—	28.0	—	(100.0)%	n.m.
Earnings from operations	277.4	107.9	203.8	156.9%	(47.0)%
Investment and other income, net	(8.5)	14.8	(15.5)	(157.3)%	195.9%
Earnings from continuing operations, before income tax expense	268.9	122.7	188.3	119.0%	(34.8)%
Income tax expense	107.1	47.4	70.7	125.8%	(32.9)%
Earnings from continuing operations, net of income tax	161.8	75.3	117.6	114.7%	(35.9)%
Discontinued operations, net of income tax expense (benefit) of $2.3, $(47.7), and $(4.2) respectively	3.9	(86.7)	(9.3)	104.5%	n.m.
Net earnings (loss)	165.7	(11.4)	108.3	n.m.	(110.4)%
Noncontrolling interest	0.6	(13.2)	(2.9)	104.7%	(360.7)%
Net earnings attributable to Centene Corporation	$165.1	$1.8	$111.2	n.m.	(98.3)%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$161.2	$88.5	$120.5	82.1%	(26.5)%
Discontinued operations, net of income tax expense	3.9	(86.7)	(9.3)	104.5%	n.m.
Net earnings	$165.1	$1.8	$111.2	n.m.	(98.3)%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$2.87	$1.65	$2.30	73.9%	(28.3)%
Discontinued operations	0.07	(1.62)	(0.18)	104.3%	n.m.
Total diluted earnings per common share	$2.94	$0.03	$2.12	n.m.	(98.6)%
n.m.: not meaningful.

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

Our contracts with states may require us to maintain a minimum health benefits ratio or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to pay a rebate to the state in the event profits exceed established levels. We recognize reductions in revenue in the current period for these programs. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

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

Cost of Services

Cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager and specialty pharmacy's external revenues and certain direct costs to support the functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the professionals who provide the services and associated expenses.

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

Discontinued Operations

Our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky as of July 6, 2013. Accordingly, the results of operations for KSHP are classified as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis is presented primarily in the context of continuing operations unless otherwise identified.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Premium and Service Revenues

Premium and service revenues increased 37.0% in the year ended December 31, 2013 over the corresponding period in 2012 as a result of the Texas, Mississippi, Louisiana and Florida expansions, pharmacy carve-ins in Texas and Louisiana, the additions of the Kansas, Missouri, Washington, California and New Hampshire contracts, commencement of the correctional healthcare contracts in Massachusetts and Tennessee, rate increases in several of our markets and the acquisition of AcariaHealth. During the year ended December 31, 2013, we received premium rate adjustments which yielded a net 2.7% composite increase across all of our markets.

Premium Tax Revenue

Premium tax revenue decreased 21.3% in the year ended December 31, 2013 over the corresponding period in 2012. This is as a result of one of our states paying us approximately $180 million in 2012 to pay to specified providers.

Operating Expenses

Medical Costs

The table below depicts the HBR for our membership by member category for the year ended December 31,:

	2013	2012
Medicaid and CHIP	87.5%	88.8%
ABD and Medicare	90.4	90.7
Specialty Services	85.4	92.0
Total	88.6	89.6

The consolidated HBR for the year ended December 31, 2013, of 88.6% was a decrease of 100 basis points over the comparable period in 2012. The 2013 HBR reflects performance improvement in Texas and our individual insurance business from 2012.

Cost of Services

Cost of services increased by $239.2 million in the year ended December 31, 2013, compared to the corresponding period in 2012. This was primarily due to the additional volume resulting from the acquisition of AcariaHealth.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $254.0 million in the year ended December 31, 2013, compared to the corresponding period in 2012.  This was primarily due to expenses for additional staff and facilities to support our membership growth, AcariaHealth transaction costs, as well as performance based compensation.

The consolidated G&A expense ratio for the years ended December 31, 2013 and 2012 was 8.8% and 8.8% respectively.  The G&A expense ratio reflects an increase in performance based compensation expense in 2013 as well as AcariaHealth transaction costs, offset by the benefits of leveraging of expenses over higher revenue in 2013 and our efforts to control costs.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2013	2012
Investment income	$18.5	$15.9
Gain on sale of investments	—	1.5
Gain on sale of investment in convertible note	—	17.9
Interest expense	(27.0)	(20.5)
Other income (expense), net	$(8.5)	$14.8

Investment income. The increase in investment income in 2013 primarily reflects an increase in investment balances over 2012.

Gain on sale of investments. During 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short term liquidity needs due to delays in premium receipts from the state.

Gain on sale of investment in convertible note. During 2012, we executed an agreement with a third party borrower whereby the borrower agreed to pay us total consideration of $50.0 million for retirement of $30.0 million of outstanding notes and equity ownership conversion features in certain Medicaid and Medicare related businesses. As a result, we recorded a pre-tax gain of $17.9 million in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the balance sheet.

Interest expense. Interest expense increased during the year ended December 31, 2013 by $6.5 million reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for the year ended December 31, 2013 was 39.9% compared to 34.9% in 2012. The increase in the income tax rate over 2012 resulted from a tax benefit in 2012 resulting from the clarification by a state taxing authority regarding a state income tax calculation, partially offset by a non-deductible goodwill impairment in 2012.

Segment Results

The following table summarizes our operating results by segment for the year ended December 31, (in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Managed Care	$9,781.8	$7,212.0	35.6%
Specialty Services	2,932.5	2,107.0	39.2%
Eliminations	(2,188.3)	(1,637.4)	(33.6)%
Consolidated Total	$10,526.0	$7,681.6	37.0%
Earnings from Operations
Managed Care	$197.8	$62.9	214.7%
Specialty Services	79.6	45.1	76.4%
Consolidated Total	$277.4	$108.0	156.9%

Managed Care

Premium and service revenues increased 35.6% in the year ended December 31, 2013, due to the Texas, Mississippi, Louisiana and Florida expansions, pharmacy carve-ins in Texas and Louisiana, the additions of the California, Kansas, Missouri, New Hampshire and Washington contracts and rate increases in several of our markets. Earnings from operations increased $134.9 million in the year ended December 31, 2013, primarily due to improvements in the performance of the Texas business from 2012.

Specialty Services

Premium and service revenues increased 39.2% in the year ended December 31, 2013, due to the carve-in of pharmacy services in Texas and Louisiana, growth in our Medicaid segment and the associated services provided to this increased membership, the acquisition of AcariaHealth and the additions of the Centurion contracts in Massachusetts and Tennessee. Earnings from operations increased $34.5 million in the year ended December 31, 2013. This reflects improvement in our individual health insurance business in 2013 and the impact of a $28.0 million impairment loss in 2012 in our individual insurance business.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Premium and service revenues increased 52.1% in the year ended December 31, 2012 over the corresponding period in 2011 as a result of the additional revenue from our Illinois, Louisiana, Mississippi, Missouri and Washington contracts, Texas and Arizona expansions, pharmacy carve-ins in Texas and Ohio, and organic membership growth. During the year ended December 31, 2012, we received premium rate adjustments which yielded a net 2.6% composite increase across all of our markets.

Operating Expenses

Medical Costs

The table below depicts the HBR for our membership by member category for the year ended December 31,:

	2012	2011
Medicaid and CHIP	88.8%	82.0%
ABD and Medicare	90.7	90.1
Specialty Services	92.0	86.2
Total	89.6	84.7

The consolidated HBR for the year ended December 31, 2012, of 89.6% was an increase of 490 basis points over the comparable period in 2011. The increase compared to last year primarily reflects (1) a high level of medical costs in the March 1, 2012 expansion areas in Texas, (2) a high level of medical costs in our individual health business, especially for policies issued to members who converted in the first quarter of 2012 and (3) a high level of flu costs during the fourth quarter of 2012.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $99.3 million in the year ended December 31, 2012, compared to the corresponding period in 2011. This was primarily due to expenses for additional staff and facilities to support our membership growth, partially offset by a reduction in performance based compensation expense in 2012.

The consolidated G&A expense ratio for the years ended December 31, 2012 and 2011 was 8.8% and 11.4% respectively. The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenues in 2012 and a reduction in performance based compensation expense in 2012 which lowered the G&A expense ratio by approximately 60 basis points.

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

During 2012, our subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer during the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act. The Affordable Care Act, among other things, limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the Marketplace product. As a result of these factors, our expectations for future growth and profitability were lower than previous estimates and we conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit. The impairment analysis resulted in goodwill and intangible asset impairments of $28.0 million, recorded as an impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2.3 million and goodwill of $25.7 million were reported under the Specialty Services segment; $26.6 million of the impairment loss is not deductible for income tax purposes.

Investment and Other Income, Net

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2012	2011
Investment income	$15.9	$13.0
Gain on sale of investments	1.5	0.3
Gain on sale of investment in convertible note	17.9	—
Debt extinguishment costs	—	(8.5)
Interest expense	(20.5)	(20.3)
Other income (expense), net	$14.8	$(15.5)

Investment income. The increase in investment income in 2012 primarily reflects higher investment balances in 2012.

Gain on sale of investments. During the year ended December 31, 2012, we recognized $1.5 million in net gains primarily as a result of the liquidation of $75.5 million of investments held by the Georgia health plan in order to meet short term liquidity needs due to delays in premium receipts from the state.

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

Income Tax Expense

Excluding the effects of noncontrolling interests, our effective tax rate for 2012 was 34.9% compared to 37.0% in 2011.
The tax rate for the year ended December 31, 2012, reflects a tax benefit resulting from the clarification by a state taxing authority regarding a state income tax calculation, partially offset by Celtic's non-deductible goodwill impairment.

Segment Results

The following table summarizes our operating results by segment for the year ended December 31, (in millions):

	2012	2011	% Change 2011-2012
Premium and Service Revenues
Managed Care	$7,212.0	$4,636.2	55.6%
Specialty Services	2,107.0	1,190.5	77.0%
Eliminations	(1,637.4)	(774.8)	(111.3)%
Consolidated Total	$7,681.6	$5,051.9	52.1%
Earnings from Operations
Managed Care	$62.9	$161.9	(61.2)%
Specialty Services	45.1	41.9	7.6%
Consolidated Total	$108.0	$203.8	(47.0)%

Managed Care

Premium and service revenues increased 55.6% in the year ended December 31, 2012, due to the addition of our Illinois, Louisiana, Mississippi, Missouri and Washington contracts, Texas expansion, pharmacy carve-ins in Texas and Ohio, and organic membership growth. Earnings from operations decreased $99.0 million in the year ended December 31, 2012, primarily due to higher medical costs in our Texas health plan specifically in the expansion areas and increased flu costs during the fourth quarter of 2012.

Specialty Services

Premium and service revenues increased 77.0% in the year ended December 31, 2012, due to (1) the carve-in of pharmacy services in Texas and Ohio, (2) Specialty Company revenue related to the growth in our Medicaid segment and the associated specialty services provided to this increased membership and (3) the Arizona expansion. Earnings from operations increased $3.2 million in the year ended December 31, 2012, reflecting growth in our pharmacy business and the associated specialty services provided to our increased Medicaid membership, partially offset by the impairment loss of $28.0 million recorded in 2012 and a high level of medical costs in Celtic Insurance Company, especially for members converted in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2013, 2012 and 2011, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$382.5	$278.7	$261.7
Net cash used in investing activities	(342.1)	(187.9)	(129.1)
Net cash provided by financing activities	153.7	179.5	6.9
Net increase in cash and cash equivalents	$194.1	$270.3	$139.5

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.

Cash flows from operating activities for 2013 increased $103.8 million, or 37% compared to 2012 due to an increase in net earnings between years and growth in our business.   Additionally, incentive compensation accruals increased from 2012 due to the performance of the Company.  This accrual will be paid during the first and second quarter of 2014.

Cash flows from operating activities for 2012 increased $17.0 million, or 6% compared to 2011 driven by lower net earnings that were partially offset by the growth in medical claims liabilities associated with business expansions.

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

	Year Ended December 31,
	2013	2012	2011
Premium and related receivables	$(143.0)	$(116.6)	$(11.3)
Unearned revenue	2.7	24.7	(109.1)
Net decrease in operating cash flow	$(140.3)	$(91.9)	$(120.4)

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities in 2013 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of AcariaHealth and capital expenditures. We completed the acquisition of AcariaHealth in April 2013 for $142.5 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $67.1 million cash on hand. During 2012 and 2011, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2013, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years. These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs. Our investment guidelines comply with the regulatory restrictions enacted in each state. We had unregulated cash and investments of $44.7 million at December 31, 2013, compared to $37.3 million at December 31, 2012.

We spent $67.8 million, $82.1 million and $73.7 million in 2013, 2012 and 2011 respectively, on capital expenditures for system enhancements, a new datacenter and market expansions including $20.9 million in 2012 for land in close proximity to our corporate headquarters to support future growth.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $153.7 million, $179.5 million and $6.9 million in 2013, 2012 and 2011 respectively.  Financing activities in 2013, 2012 and 2011 are discussed below.

2013. During 2013, our financing activities primarily related to borrowings under our revolving credit facility, the sale of $15.2 million of common stock to fund the escrow account for the acquisition of AcariaHealth and the repayment of a mortgage note.

In May 2013, we entered into a new unsecured $500 million revolving credit facility and terminated our previous $350 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended) or certain financial conditions are not met, including carrying $100 million of unrestricted cash on deposit. As of December 31, 2013, we had $150.0 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants.

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

2011. In January 2011, we replaced our $300 million revolving credit agreement with a new $350 million revolving credit facility, or the revolver. The revolver was unsecured and had a five-year maturity with non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt to EBITDA ratios and minimum net worth. Borrowings under the revolver bore interest based upon LIBOR rates, the Federal funds rate, or the prime rate. There was a commitment fee on the unused portion of the agreement that ranges from 0.25% to 0.50% depending on the total debt to EBITDA ratio.

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

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of December 31, 2013, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $28.8 million as of December 31, 2013, which were not part of our revolving credit facility and bore interest at 0.51%. In addition, we had outstanding surety bonds of $102.6 million as of December 31, 2013.

At December 31, 2013, we had working capital, defined as current assets less current liabilities, of $241.1 million, as compared to $176.5 million at December 31, 2012.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At December 31, 2013, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 35.0%, compared to 36.1% at December 31, 2012.  Excluding the $72.8 million non-recourse mortgage note, our debt to capital ratio is 32.4%, compared to 32.7% at December 31, 2012.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to four million shares of common stock from time to time on the open market or through privately negotiated transactions. We have 1.7 million available shares remaining under the program for repurchases as of December 31, 2013. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2013 or 2012.

During the year ended December 31, 2013, 2012 and 2011, we received dividends of $18.0 million, $29.0 million, and $69.1 million, respectively, from our regulated subsidiaries.

2014 Expectations

In January 2014, we acquired a majority interest in U.S. Medical Management, LLC, a leading management services organization and provider of in-home health services for high acuity populations, for approximately $200.0 million. The transaction consideration was financed through a combination of cash on hand and 2,243,217 shares of Centene common stock.

In December 2013, we signed a definitive agreement to purchase a majority stake in Fidelis SecureCare of Michigan, Inc., a subsidiary of Fidelis SeniorCare, Inc. The transaction is expected to close in the fourth quarter of 2014, subject to certain closing conditions including regulatory approvals, and will involve cash purchase price payments contingent on the performance of the plan over the course of 2015.

We expect to make capital contributions to our insurance subsidiaries of approximately $350 million during 2014 associated with our growth and spend approximately $95 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2014 and borrowings on our revolving credit facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility, along with the issuance of shares of Centene common stock in connection with the acquisition of U.S. Medical Management, LLC discussed above will be sufficient to finance our general operations, planned acquisition of U.S. Medical Management, LLC and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations. These obligations contain estimates and are subject to revision under a number of circumstances. Our debt consists of borrowings from our senior notes, credit facility, mortgages and capital leases. The purchase obligations consist primarily of software purchases and maintenance contracts. The contractual obligations and estimated period of payment over the next five years and beyond are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$1,111,709	$1,111,709	$—	$—	$—
Debt and interest	775,385	31,180	62,331	600,725	81,149
Operating lease obligations	126,186	25,350	50,073	31,963	18,800
Purchase obligations	51,549	28,404	19,424	2,732	989
Other long term liabilities 1	—	—	—	—	—
Total	$2,064,829	$1,196,643	$131,828	$635,420	$100,938
________________________________
1 Our Consolidated Balance Sheet as of December 31, 2013, includes $60,015 of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, and reserves for uncertain tax positions. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain. As of December 31, 2013, reserves for uncertain tax positions totaled $3,274. See the "Income Taxes" footnote for additional information regarding our deferred tax positions and accruals for uncertain tax positions. Other long term liabilities also include $6,888 separate account liabilities from third party reinsurance that will not be settled in cash.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2013, our subsidiaries, including Kentucky Spirit Health Plan, had aggregate statutory capital and surplus of $1,279.7 million, compared with the required minimum aggregate statutory capital and surplus requirements of $686.4 million.  During the year ended December 31, 2013, we contributed $426 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2013, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

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

Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, we adjust the amount of the estimates, and include the changes in estimates in medical costs in the period in which the changes are identified. In every reporting period, our operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods. We consistently apply our reserving methodology from period to period. As additional information becomes known to us, we adjust our actuarial models accordingly to establish medical claims liability estimates.

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2013 data:

Completion Factors (1):		Cost Trend Factors (2):
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in thousands)		(in thousands)
(2.0)%	$137,100	(2.0)%	$(36,800)
(1.5)	102,300	(1.5)	(27,700)
(1.0)	67,800	(1.0)	(18,500)
(0.5)	33,800	(0.5)	(9,200)
0.5	(33,500)	0.5	9,200
1.0	(66,500)	1.0	18,700
1.5	(99,100)	1.5	28,000
2.0	(131,600)	2.0	37,300

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $7.0 million for the year ended December 31, 2013.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, January 1,	$815,161	$518,840	$456,765
Incurred related to:
Current year	9,072,867	6,836,177	4,256,645
Prior years	(78,226)	(55,096)	(65,377)
Total incurred	8,994,641	6,781,081	4,191,268

Paid related to:
Current year	7,975,367	6,024,720	3,744,475
Prior years	722,726	460,040	384,718
Total paid	8,698,093	6,484,760	4,129,193

Balance, December 31,	$1,111,709	$815,161	$518,840

Claims inventory, December 31	622,200	619,200	432,200
Days in claims payable [1]	42.4	38.5	43.4
________________________

[1]	Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2013 will be known by the end of 2014.

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

The following are examples of medical management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

•	Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual or other criteria.

•	Tightening of our pre-authorization list and more stringent review of durable medical equipment and injectibles.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. At December 31, 2013, we had $348.4 million of goodwill and $48.8 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	5 - 15 years
Trade names	7 - 20 years

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of December 31, 2013, we had short term investments of $102.1 million and long term investments of $838.8 million, including restricted deposits of $46.9 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2013, the fair value of our fixed income investments would decrease by approximately $23.2 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of our $250 million Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2013, the fair value of our debt would decrease by approximately $8.3 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

The inflation rate for medical care costs has been higher than the inflation rate for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.  Additionally, our contracts with states require actuarially sound premiums that include healthcare cost trend.

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
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 21, 2014

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$974,304	$745,933
Cash and cash equivalents of discontinued operations	63,769	98,019
Total cash and cash equivalents	1,038,073	843,952
Premium and related receivables	428,570	251,473
Short term investments	102,126	138,101
Other current assets	217,661	93,322
Other current assets of discontinued operations	13,743	78,977
Total current assets	1,800,173	1,405,825
Long term investments	791,900	554,770
Restricted deposits	46,946	34,286
Property, software and equipment, net	395,407	375,893
Goodwill	348,432	256,288
Intangible assets, net	48,780	20,268
Other long term assets	59,357	64,278
Long term assets of discontinued operations	38,305	62,297
Total assets	$3,529,300	$2,773,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,111,709	$815,161
Accounts payable and accrued expenses	375,862	219,066
Unearned revenue	38,191	34,597
Current portion of long term debt	3,065	3,373
Current liabilities of discontinued operations	30,294	157,116
Total current liabilities	1,559,121	1,229,313
Long term debt	665,697	535,481
Other long term liabilities	60,015	54,987
Long term liabilities of discontinued operations	1,028	357
Total liabilities	2,285,861	1,820,138
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 58,673,215 issued and 55,319,239 outstanding at December 31, 2013, and 55,339,160 issued and 52,329,248 outstanding at December 31, 2012	59	55
Additional paid-in capital	594,326	450,856
Accumulated other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(2,620)	5,189
Retained earnings	731,919	566,820
Treasury stock, at cost (3,353,976 and 3,009,912 shares, respectively)	(89,643)	(69,864)
Total Centene stockholders’ equity	1,234,041	953,056
Noncontrolling interest	9,398	711
Total stockholders’ equity	1,243,439	953,767
Total liabilities and stockholders’ equity	$3,529,300	$2,773,905

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Premium	$10,153,460	$7,568,889	$4,948,137
Service	372,580	112,742	103,765
Premium and service revenues	10,526,040	7,681,631	5,051,902
Premium tax	337,289	428,665	159,575
Total revenues	10,863,329	8,110,296	5,211,477
Expenses:
Medical costs	8,994,641	6,781,081	4,191,268
Cost of services	326,924	87,705	78,114
General and administrative expenses	931,137	677,157	577,898
Premium tax expense	333,210	428,354	160,394
Impairment loss	—	28,033	—
Total operating expenses	10,585,912	8,002,330	5,007,674
Earnings from operations	277,417	107,966	203,803
Other income (expense):
Investment and other income	18,457	35,285	13,355
Debt extinguishment costs	—	—	(8,488)
Interest expense	(26,957)	(20,460)	(20,320)
Earnings from continuing operations, before income tax expense	268,917	122,791	188,350
Income tax expense	107,080	47,412	70,687
Earnings from continuing operations, net of income tax expense	161,837	75,379	117,663
Discontinued operations, net of income tax expense (benefit) of $2,284, $(47,741), and $(4,165), respectively	3,881	(86,674)	(9,300)
Net earnings (loss)	165,718	(11,295)	108,363
Noncontrolling interest	619	(13,154)	(2,855)
Net earnings attributable to Centene Corporation	$165,099	$1,859	$111,218

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$161,218	$88,533	$120,518
Discontinued operations, net of income tax expense (benefit)	3,881	(86,674)	(9,300)
Net earnings	$165,099	$1,859	$111,218

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.98	$1.72	$2.40
Discontinued operations	0.07	(1.68)	(0.18)
Basic earnings per common share	$3.05	$0.04	$2.22

Diluted:
Continuing operations	$2.87	$1.65	$2.30
Discontinued operations	0.07	(1.62)	(0.18)
Diluted earnings per common share	$2.94	$0.03	$2.12

Weighted average number of common shares outstanding:
Basic	54,126,545	51,509,366	50,198,954
Diluted	56,247,173	53,714,375	52,474,238

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net earnings (loss)	$165,718	$(11,295)	$108,363
Reclassification adjustment, net of tax	(875)	(1,789)	(549)
Change in unrealized (loss) gain on investments, net of tax	(6,934)	1,217	(114)
Other comprehensive earnings (loss)	(7,809)	(572)	(663)
Comprehensive earnings (loss)	157,909	(11,867)	107,700
Comprehensive earnings (loss) attributable to the noncontrolling interest	619	(13,154)	(2,855)
Comprehensive earnings attributable to Centene Corporation	$157,290	$1,287	$110,555

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2010	52,172,037	$52	$384,206	$6,424	$453,743	2,555,213	$(50,486)	$3,116	$797,055
Comprehensive Earnings:
Net earnings	—	—	—	—	111,218	—	—	(2,855)	108,363
Change in unrealized investment gain, net of $(334) tax	—	—	—	(663)	—	—	—	—	(663)
Total comprehensive earnings									107,700
Common stock issued for employee benefit plans	1,414,689	2	15,435	—	—	—	—	—	15,437
Exercise of stock warrants	—	—	—	—	—	(50,000)	1,172	—	1,172
Common stock repurchases	—	—	—	—	—	216,895	(7,809)	—	(7,809)
Stock compensation expense	—	—	18,171	—	—	—	—	—	18,171
Excess tax benefits from stock compensation	—	—	4,169	—	—	—	—	—	4,169
Contributions from Noncontrolling interest	—	—	—	—	—	—	—	813	813
Deconsolidation of Noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Balance, December 31, 2011	53,586,726	$54	$421,981	$5,761	$564,961	2,722,108	$(57,123)	$785	$936,419
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,859	—	—	(13,154)	(11,295)
Change in unrealized investment gain, net of $(296) tax	—	—	—	(572)	—	—	—	—	(572)
Total comprehensive earnings (loss)									(11,867)
Common stock issued for employee benefit plans	1,752,434	1	16,725	—	—	—	—	—	16,726
Common stock repurchases	—	—	—	—	—	287,804	(12,741)	—	(12,741)
Stock compensation expense	—	—	25,332	—	—	—	—	—	25,332
Excess tax benefits from stock compensation	—	—	10,999	—	—	—	—	—	10,999
Purchase of noncontrolling interest	—	—	(24,181)	—	—	—	—	11,988	(12,193)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,092	1,092
Balance, December 31, 2012	55,339,160	$55	$450,856	$5,189	$566,820	3,009,912	$(69,864)	$711	$953,767
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	165,099	—	—	619	165,718
Change in unrealized investment loss, net of $(4,438) tax	—	—	—	(7,809)	—	—	—	—	(7,809)
Total comprehensive earnings									157,909
Common stock issued for acquisition	1,716,690	2	75,405	—	—	—	—	—	75,407
Common stock issued for stock offering	342,640	—	15,225	—	—	—	—	—	15,225
Common stock issued for employee benefit plans	1,274,725	2	9,796	—	—	—	—	—	9,798
Common stock repurchases	—	—	—	—	—	344,064	(19,779)	—	(19,779)
Stock compensation expense	—	—	36,656	—	—	—	—	—	36,656
Excess tax benefits from stock compensation	—	—	6,388	—	—	—	—	—	6,388
Contribution from noncontrolling interest	—	—	—	—	—	—	—	8,068	8,068
Balance, December 31, 2013	58,673,215	$59	$594,326	$(2,620)	$731,919	3,353,976	$(89,643)	$9,398	$1,243,439

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$165,718	$(11,295)	$108,363
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	67,420	65,866	58,327
Stock compensation expense	36,656	25,332	18,171
Impairment loss	—	28,033
Gain on sale of investment in convertible note	—	(17,880)	—
Debt extinguishment costs	—	—	8,488
Deferred income taxes	(2,293)	(14,438)	2,031
Changes in assets and liabilities
Premium and related receivables	(142,977)	(116,558)	(11,306)
Other current assets	(79,588)	(36,818)	(11,812)
Other assets	(736)	2,825	(2)
Medical claims liabilities	171,569	359,792	149,756
Unearned revenue	2,724	24,707	(109,082)
Accounts payable and accrued expenses	151,712	(21,474)	38,889
Other operating activities	12,321	(9,401)	9,873
Net cash provided by operating activities	382,526	278,691	261,696
Cash flows from investing activities:
Capital expenditures	(67,835)	(82,144)	(73,708)
Purchases of investments	(790,653)	(695,687)	(318,397)
Sales and maturities of investments	579,161	589,921	267,404
Investments in acquisitions, net of cash acquired	(62,773)	—	(4,375)
Net cash used in investing activities	(342,100)	(187,910)	(129,076)
Cash flows from financing activities:
Proceeds from exercise of stock options	8,983	15,912	15,815
Proceeds from borrowings	180,000	400,500	419,183
Proceeds from stock offering	15,225	—	—
Payment of long term debt	(41,593)	(218,234)	(416,283)
Excess tax benefits from stock compensation	6,380	10,996	4,435
Common stock repurchases	(19,779)	(12,741)	(7,809)
Contribution from noncontrolling interest	8,068	1,092	813
Purchase of noncontrolling interest	—	(14,429)	—
Debt issue costs	(3,589)	(3,623)	(9,242)
Net cash provided by financing activities	153,695	179,473	6,912
Net increase in cash and cash equivalents	194,121	270,254	139,532
Cash and cash equivalents, beginning of period	843,952	573,698	434,166
Cash and cash equivalents, end of period	$1,038,073	$843,952	$573,698
Supplemental disclosures of cash flow information:
Interest paid	$30,009	$21,605	$27,383
Income taxes paid	$84,681	$42,877	$50,444
Equity issued in connection with acquisition	$75,425	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-line healthcare enterprise operating in two segments: Managed Care and Specialty Services. The Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program, or CHIP, Long Term Care (LTC), Foster Care, Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD. The Specialty Services segment consists of our specialty companies offering auxiliary healthcare services and products to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. The health plan in Massachusetts, operated by our individual health insurance business, is included in the Specialty Services segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries and subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All material intercompany balances and transactions have been eliminated. The assets, liabilities and results of operations of Kentucky Spirit Health Plan are classified as discontinued operations for all periods presented.

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds and bank certificates of deposit and savings accounts.

The Company maintains amounts on deposit with various financial institutions, which may exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits.

Investments

Short term investments include securities with maturities greater than three months to one year. Long term investments include securities with maturities greater than one year.

Short term and long term investments are generally classified as available for sale and are carried at fair value. Certain equity investments are recorded using the cost or equity method. Unrealized gains and losses on investments available for sale are excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholders' equity, net of income tax effects. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. The Company monitors the difference between the cost and fair value of investments. Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

The Company uses the equity method to account for certain of its investment in entities that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value.

Restricted Deposits

Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long term, regardless of the contractual maturity date, due to the nature of the states' requirements. The Company is required to annually adjust the amount of the deposit pledged to certain states.

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets. Management obtains quoted market prices and other observable inputs for these disclosures. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and related receivables, unearned revenue, accounts payable and accrued expenses, and certain other current liabilities are carried at cost, which approximates fair value because of their short term nature.

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	5 - 15 years
Trade names	7 - 20 years

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

The Company's development of the medical claims liability estimate is a continuous process which it monitors and refines on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, the Company adjusts the amount of the estimates, and includes the changes in estimates in medical costs in the period in which the changes are identified. In every reporting period, the operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods. The Company consistently applies its reserving methodology from period to period. As additional information becomes known, it adjusts the actuarial model accordingly to establish medical claims liability estimates.

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

	2013	2012	2011
Allowances, beginning of year	781	639	17
Amounts charged to expense	3,138	1,350	865
Write-offs of uncollectible receivables	(2,801)	(1,208)	(243)
Allowances, end of year	1,118	781	639

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The current contracts expire on various dates between March 31, 2014 and October 31, 2018. States whose aggregate annual contract value exceeded 10% of annual revenues and the respective percentage of the Company's total revenues for the years ended December 31, are as follows:

2013		2012		2011
Texas	37%	Texas	40%	Georgia	15%
				Ohio	12%
				Texas	21%

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

3. Noncontrolling Interest and Acquisition

Noncontrolling Interest

The Company has consolidated subsidiaries where it maintains less than 100% ownership.  The Company’s ownership interest for each subsidiary as of December 31, are as follows:

	2013	2012	2011
Casenet	100%	100%	81%
Centurion	51%	51%	51%
Louisiana Healthcare Connections	100%	100%	51%
Home State Health Plan	95%	95%	—%

Casenet. During 2011, the Company increased its ownership interest in Casenet to 81% and in December 2012, acquired the remaining ownership interest for $4,429. The excess purchase price over the noncontrolling interest was recorded to additional paid in capital, net of the related deferred tax asset. Casenet is recorded in the Specialty Services segment.

Centurion. During 2011, the Company began operations as a 51% joint venture partner with MHM Services Inc. as Centurion. In July 2013, Centurion began operating under a new contract with the Department of Corrections in Massachusetts to provide comprehensive healthcare services to individuals incarcerated in Massachusetts state correctional facilities and in September 2013, began operating under a new contract to provide comprehensive healthcare services to individuals incarcerated in Tennessee state correctional facilities. Centurion is recorded in the Specialty Services segment.

Home State Health Plan. In July 2012, the Company began operations as a 95% joint venture partner, operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state.

Louisiana Healthcare Connections. In February 2012, the Company began operations under a new contract in Louisiana through a joint venture subsidiary, Louisiana Healthcare Connections. The Company initially owned a 51% interest in the subsidiary and in October 2012, acquired the remaining noncontrolling interest for $10,000. The purchase price in excess of the noncontrolling interest was recorded to additional paid in capital. The operating results of Louisiana are included in the Company's Managed Care segment.

Net income attributable to Centene Corporation and transfers from (to) noncontrolling interest entities are as follows:

	Year Ended December 31,
	2013	2012	2011
Net earnings attributable to Centene Corporation	$161,218	$88,533	$120,518
Transfers from (to) the noncontrolling interest:
Decrease in equity for purchase of, distribution to and redemption of noncontrolling interest	—	(12,193)	(289)
Increase in equity for distributions from and consolidation of noncontrolling interest	8,068	1,092	813
Net transfers from (to) noncontrolling interest	8,068	(11,101)	524
Changes from net earnings attributable to Centene Corporation and net transfers from (to) the noncontrolling interest	$169,286	$77,432	$121,042

Acquisition

AcariaHealth. In April 2013, the Company acquired 100% of AcariaHealth, a specialty pharmacy company, for $142,495 in total consideration. The transaction consideration was financed through a combination of $75,425 of Centene common stock and $67,070 of cash on hand. The Company also sold 342,640 shares of common stock for $15,225 related to funding the escrow account for the acquisition. The Company's allocation of fair value resulted in goodwill of $92,144 and other identifiable intangible assets of $35,000. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Specialty Services segment.

Pro forma disclosures related to the acquisitions have been excluded as immaterial.

4. Discontinued Operations: Kentucky Spirit Health Plan

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  As of July 6, 2013, our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky. Accordingly, the results of operations of KSHP are presented as discontinued operations for all periods presented. The assets, liabilities and results of operations of KSHP are classified as discontinued operations for all periods presented beginning in 2011. KSHP was previously reported in the Managed Care segment.

During the years ended December 31, 2013 and 2012, the Company incurred exit costs consisting primarily of lease termination fees and employee severance. The change in exit cost liability for KSHP is summarized as follows:

	Employee Benefits	Lease Termination	Total
Balance, December 31, 2011	$—	$—	$—
Incurred	2,939	—	2,939
Balance, December 31, 2012	2,939	—	2,939
Incurred	434	735	1,169
Paid	(2,837)	—	(2,837)
Balance, December 31, 2013	$536	$735	$1,271

KSHP had remaining statutory capital of approximately $83,600 at December 31, 2013, which will be transferred to unregulated cash, subject to regulatory approval.

Operating results for the discontinued operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues	$248,327	$557,316	$129,105
Earnings (loss) before income taxes	$6,165	$(134,415)	$(13,465)
Net earnings (loss)	$3,881	$(86,674)	$(9,300)

Assets and liabilities of the discontinued operations are as follows:

	December 31, 2013	December 31, 2012
Current assets	$77,512	$176,996
Long term investments and restricted deposits	38,305	60,461
Other assets	—	1,836
Assets of discontinued operations	$115,817	$239,293

Medical claims liability	$27,637	$111,141
Accounts payable and accrued expenses	2,657	45,975
Other liabilities	1,028	357
Liabilities of discontinued operations	$31,322	$157,473

5. Short term and Long term Investments and Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following:

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$246,085	$245	$(7,494)	$238,836	$110,941	$581	$(221)	$111,301
Corporate securities	293,912	2,782	(608)	296,086	290,691	4,615	(195)	295,111
Restricted certificates of deposit	5,891	—	—	5,891	5,890	—	—	5,890
Restricted cash equivalents	26,642	—	—	26,642	14,455	—	—	14,455
Municipal securities:
General obligation	54,003	555	(136)	54,422	85,440	1,157	(26)	86,571
Pre-refunded	10,835	82	—	10,917	5,337	85	—	5,422
Revenue	68,801	545	(292)	69,054	82,781	1,313	(30)	84,064
Variable rate demand notes	28,575	—	—	28,575	23,385	—	—	23,385
Asset backed securities	138,803	579	(332)	139,050	73,570	1,082	(15)	74,637
Mortgage backed securities	33,974	—	(83)	33,891	—	—	—	—
Cost and equity method investments	22,239	—	—	22,239	11,298	—	—	11,298
Life insurance contracts	15,369	—	—	15,369	15,023	—	—	15,023
Total	$945,129	$4,788	$(8,945)	$940,972	$718,811	$8,833	$(487)	$727,157

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of December 31, 2013, 52% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 68% were rated AA-/Aa3 or higher, and 94% were rated A-/A3 or higher.  At December 31, 2013, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2013				December 31, 2012
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(6,188)	$172,365	$(1,307)	$26,454	$(219)	$56,033	$(2)	$201
Corporate securities	(400)	52,725	(207)	5,020	(195)	44,208	—	—
Municipal securities:
General obligation	(72)	3,480	(63)	2,426	(26)	7,930	—	—
Revenue	(292)	27,789	—	—	(30)	3,090	—	—
Asset backed securities	(333)	37,689	—	—	(15)	8,192	—	—
Mortgage backed securities	(83)	33,891	—	—	—	—	—	—
Total	$(7,368)	$327,939	$(1,577)	$33,900	$(485)	$119,453	$(2)	$201

As of December 31, 2013, the gross unrealized losses were generated from 83 positions out of a total of 343 positions.  The decline in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short term and long term investments and restricted deposits are as follows:

	December 31, 2013				December 31, 2012
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$101,537	$102,126	$40,633	$40,637	$136,997	$138,101	$33,897	$33,928
One year through five years	609,755	610,589	6,301	6,309	429,053	435,728	358	358
Five years through ten years	157,003	151,221	—	—	93,907	93,778	—	—
Greater than ten years	29,900	30,090	—	—	24,599	25,264	—	—
Total	$898,195	$894,026	$46,934	$46,946	$684,556	$692,871	$34,255	$34,286

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset backed and mortgage backed securities are included in the one year through five years category, while cost and equity method investments and life insurance contracts are included in the five years through ten years category.  The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

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

The following table summarizes fair value measurements by level at December 31, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$974,304	$—	$—	$974,304
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,185	$12,238	$—	$224,423
Corporate securities	—	296,086	—	296,086
Municipal securities:
General obligation	—	54,422	—	54,422
Pre-refunded	—	10,917	—	10,917
Revenue	—	69,054	—	69,054
Variable rate demand notes	—	28,575	—	28,575
Asset backed securities	—	139,050	—	139,050
Mortgage backed securities	$—	$33,891	$—	$33,891
Total investments	$212,185	$644,233	$—	$856,418
Restricted deposits available for sale:
Cash and cash equivalents	$26,642	$—	$—	$26,642
Certificates of deposit	5,891	—	—	5,891
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,413	—	—	14,413
Total restricted deposits	$46,946	$—	$—	$46,946
Other long term assets:
Interest rate swap contract	$—	$9,576	$—	$9,576
Total assets at fair value	$1,233,435	$653,809	$—	$1,887,244

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$745,933	$—	$—	$745,933
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,114	$40,246	$—	$97,360
Corporate securities	—	295,111	—	295,111
Municipal securities:
General obligation	—	86,571	—	86,571
Pre-refunded	—	5,422	—	5,422
Revenue	—	84,064	—	84,064
Variable rate demand notes	—	23,385	—	23,385
Asset backed securities	—	74,637	—	74,637
Mortgage backed securities	—	—	—	—
Total investments	$57,114	$609,436	$—	$666,550
Restricted deposits available for sale:
Cash and cash equivalents	$14,455	$—	$—	$14,455
Certificates of deposit	5,890	—	—	5,890
U.S. Treasury securities and obligations of U.S. government corporations and agencies	13,941	—	—	13,941
Total restricted deposits	$34,286	$—	$—	$34,286
Other long term assets:
Interest rate swap contract	$—	$16,304	$—	$16,304
Total assets at fair value	$837,333	$625,740	$—	$1,463,073

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At December 31, 2013, there were $1,143 of transfers from Level I to Level II and $26,301 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $37,608 and $26,321 as of December 31, 2013 and December 31, 2012, respectively.

7. Notes Receivable

Between July 2008 and October 2011, the Company made an investment of $30,000 in secured notes receivable to a third party as part of an investment in certain Medicaid and Medicare related businesses. The notes included a feature to convert the note balance into an equity ownership in the underlying businesses.
In September 2012, the Company executed an agreement with the borrower whereby the borrower agreed to pay the Company total consideration of $50,000 for retirement of the outstanding notes and equity ownership conversion feature. Under the terms of the agreement, the borrower paid the Company $30,000 in December 2012, and agreed to pay the Company $10,000 by September 30, 2013 and $10,000 by September 30, 2014. All outstanding balances are secured by liens on certain underlying businesses as well as guaranteed personally by the principal owner of the businesses. The $10,000 notes to be paid on or before September 30, 2013 and September 30, 2014 are non-interest bearing and, as a result, total consideration was discounted by $2,120 to reflect imputation of interest. As a result, during the third quarter of 2012, the Company recorded a pre-tax gain of $17,880 in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the Company's balance sheet. As of December 31, 2013, the Company has a remaining receivable of $9,483 associated with this transaction.

8. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31:

	2013	2012
Computer software	$184,983	$164,755
Building	206,058	193,186
Land	69,705	70,276
Computer hardware	69,087	57,389
Furniture and office equipment	53,180	43,136
Leasehold improvements	56,816	49,808
	639,829	578,550
Less accumulated depreciation	(244,422)	(202,657)
Property, software and equipment, net	$395,407	$375,893

As of December 31, 2013 and 2012, the Company had assets acquired under capital leases included above of $5,815 and $6,133, net of accumulated amortization of $1,782 and $1,595, respectively. Amortization on assets under capital leases charged to expense is included in depreciation expense. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $52,234, $48,942 and $42,098, respectively.

9. Goodwill and Intangible Assets

During the second quarter of 2012, the Company's subsidiary, Celtic Insurance Company, experienced a high level of medical costs for individual health policies, especially for recently issued policies related to members converted from another insurer during the first quarter of 2012. Additionally, in June 2012, the U.S. Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act which limits the profitability of the individual health insurance business because of minimum medical loss ratios, guaranteed issue policies, and increased competition in the exchange market. As a result of these factors, the Company conducted an impairment analysis of the identifiable intangible assets and goodwill of the Celtic reporting unit. The impairment analysis resulted in goodwill and intangible asset impairments of $28,033, recorded as an impairment loss in the consolidated statement of operations. The impaired identifiable intangible assets of $2,340 and goodwill of $25,693 were reported under the Specialty Services segment; $26,589 of the impairment loss is not deductible for income tax purposes.

The following table summarizes the changes in goodwill by operating segment:

	Managed Care	Specialty Services	Total
Balance as of December 31, 2011	$151,402	$130,579	$281,981
Impairment	—	(25,693)	(25,693)
Balance as of December 31, 2012	151,402	104,886	256,288
Acquisition	—	92,144	92,144
Balance as of December 31, 2013	$151,402	$197,030	$348,432

Goodwill acquisitions and other adjustments were related to the acquisitions and finalization of fair value allocations discussed in Note 3, Noncontrolling Interest and Acquisitions.

Intangible assets at December 31, consist of the following:

			Weighted Average Life in Years
	2013	2012	2013	2012
Purchased contract rights	$21,988	$21,988	7.5	7.5
Provider contracts	35,537	2,737	13.2	9.8
Customer relationships	13,396	13,396	8.0	8.0
Trade names	8,695	6,495	18.9	16.3
Intangible assets	79,616	44,616	11.1	9.1
Less accumulated amortization:
Purchased contract rights	(13,459)	(11,010)
Provider contracts	(3,767)	(1,241)
Customer relationships	(11,425)	(10,214)
Trade names	(2,185)	(1,883)
Total accumulated amortization	(30,836)	(24,348)
Intangible assets, net	$48,780	$20,268

Amortization expense was $6,489, $4,822 and $5,561 for the years ended December 31, 2013, 2012 and 2011 respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows:

Year	Expense
2014	$6,800
2015	5,900
2016	5,900
2017	4,400
2018	2,600

10. Medical Claims Liability

The change in medical claims liability is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Balance, January 1,	$815,161	$518,840	$456,765
Incurred related to:
Current year	9,072,867	6,836,177	4,256,645
Prior years	(78,226)	(55,096)	(65,377)
Total incurred	8,994,641	6,781,081	4,191,268

Paid related to:
Current year	7,975,367	6,024,720	3,744,475
Prior years	722,726	460,040	384,718
Total paid	8,698,093	6,484,760	4,129,193

Balance, December 31,	$1,111,709	$815,161	$518,840

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

The Company had reinsurance recoverables related to medical claims liability of $10,427 and $9,094 at December 31, 2013 and 2012, respectively, included in premium and related receivables.

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

11. Debt

Debt consists of the following:

	December 31, 2013	December 31, 2012
Senior notes, at par	$425,000	$425,000
Unamortized premium on senior notes	6,052	7,823
Interest rate swap fair value	9,576	16,304
Senior notes	440,628	449,127
Revolving credit agreement	150,000	—
Mortgage notes payable	72,785	84,081
Capital leases and other	5,349	5,646
Total debt	668,762	538,854
Less current portion	(3,065)	(3,373)
Long term debt	$665,697	$535,481

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 (the $250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into an interest rate swap for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At December 31, 2013, the fair value of the interest rate swap increased the fair value of the notes by $9,576 and the variable interest rate of the swap was 3.74%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At December 31, 2013, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $6,052.

Revolving Credit Agreement

In May 2013, the Company entered into a new unsecured $500,000 revolving credit facility and terminated its previous $350,000 revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended) or certain financial conditions are not met, including carrying $100,000 of unrestricted cash on deposit. As of December 31, 2013, the Company had $150,000 of borrowings outstanding under the agreement with a weighted average interest rate of 3.31%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of December 31, 2013, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $72,785 at December 31, 2013 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $160,246 at December 31, 2013.

The Company also had a mortgage note of $8,700 at December 31, 2012 collateralized by another building and parking garage. In June 2013, the Company repaid this mortgage note.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $28,757 as of December 31, 2013, which were not part of the revolving credit facility.  The letters of credit bore interest at 0.51% as of December 31, 2013. The Company had outstanding surety bonds of $102,568 as of December 31, 2013.

Aggregate maturities for the Company's debt are as follows:

2014	$3,065
2015	3,188
2016	3,353
2017	428,525
2018	153,702
Thereafter	61,301
Total	$653,134

The fair value of outstanding debt was approximately $672,529 and $543,611 at December 31, 2013 and 2012, respectively.

12. Interest Rate Swap

In May 2011, the Company entered into $250,000 notional amount of interest rate swap agreements (Swap Agreements) that are scheduled to expire June 1, 2017. Under the Swap Agreements, the Company receives a fixed rate of 5.75% and pays a variable rate of the three month LIBOR plus 3.5% adjusted quarterly, which allows the Company to adjust $250,000 of its senior notes to a floating rate. The Company does not hold or issue any derivative instrument for trading or speculative purposes. At December 31, 2013, the variable rate was 3.74%.

The Swap Agreements are formally designated and qualify as fair value hedges. The Swap Agreements are recorded at fair value in the Consolidated Balance Sheet in other assets or other liabilities. Gains and losses due to changes in fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statement of Operations.

The fair value of the Swap Agreements as of December 31, 2013 was an asset of approximately $9,576, and is included in other long term assets in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

13. Stockholders' Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2013, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 4,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 1,667,724 available shares remaining under the program for repurchases as of

December 31, 2013. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2013, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy minimum statutory tax withholding obligations. As part of this plan, the Company repurchased 344,064 shares at an aggregate cost of $19,779 in 2013 and 287,804 shares at an aggregate cost of $12,741 in 2012. These shares are included in the Company's treasury stock.

In April 2013, the Company completed the acquisition of AcariaHealth and as a result, issued 1,716,690 shares of Centene common stock to the selling stockholders. Additionally, the Company filed an equity shelf registration statement related to funding the escrow account for the acquisition and sold 342,640 shares of Centene common stock for $15,225.

14. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2013 and 2012, Centene's subsidiaries, including Kentucky Spirit Health Plan, had aggregate statutory capital and surplus of $1,279,700 and $990,300, respectively, compared with the required minimum aggregate statutory capital and surplus of $686,400 and $617,000, respectively.

15. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31:

	2013	2012	2011
Current provision:
Federal	$120,858	$47,528	$63,388
State and local	5,857	(4,368)	5,157
Total current provision	126,715	43,160	68,545
Deferred provision	(19,635)	4,252	2,142
Total provision for income taxes	$107,080	$47,412	$70,687

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes is as follows:

	2013	2012	2011
Earnings from continuing operations, before income tax expense	$268,917	$122,791	$188,350
Less flow through noncontrolling interest	960	(2,539)	(2,855)
Earnings from continuing operations, less noncontrolling interest, before income tax expense	267,957	125,330	191,205

Tax provision at the U.S. federal statutory rate	93,785	43,866	66,922
State income taxes, net of federal income tax benefit	2,871	(2,288)	3,381
Nondeductible goodwill impairment	—	8,487	—
Nondeductible compensation	12,519	1,108	2,705
Other, net	(2,095)	(3,761)	(2,321)
Income tax expense	$107,080	$47,412	$70,687

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31:

	2013	2012
Deferred tax assets:
Medical claims liability and other accruals	$53,943	$37,413
State net operating loss carry forward	9,530	9,055
Stock compensation	14,223	12,615
Other	30,199	20,573
Deferred tax assets	107,895	79,656
Valuation allowance	(8,119)	(8,180)
Net deferred tax assets	$99,776	$71,476

Deferred tax liabilities:
Intangible assets	$18,278	$12,441
Prepaid assets	5,621	4,767
Depreciation and amortization	30,411	31,741
Other	1,615	5,624
Deferred tax liabilities	$55,925	$54,573

Net deferred tax assets	$43,851	$16,903

The Company's deferred tax assets include federal and state net operating losses, or NOLs, of which $6,547 were acquired in business combinations. Accordingly, the total and annual deduction for those NOLs is limited by tax law. The Company's federal NOLs expire between the years 2020 and 2032 and the state NOLs expire between the years 2014 and 2034. Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused. During 2013 and 2012, the Company recorded valuation allowance additions in the tax provision of $1,301 and $2,093, respectively. In 2013 and 2012, the Company recorded valuation allowance reductions of $1,362 and $2,289, respectively.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A roll-forward of the reserve is as follows:

	2013	2012
Gross unrecognized tax benefits, beginning of period	$7,870	$13,552
Gross increases:
Current year tax positions	338	4,107
Prior year tax positions	164	451
Gross decreases:
Prior year tax positions	—	(9,925)
Settlements	(4,390)	(53)
Statute of limitation lapses	(708)	(262)
Gross unrecognized tax benefits, end of period	$3,274	$7,870

Included in the balance of unrecognized tax benefits at December 31, 2013 and 2012 were reserve balances of $3,274 and $4,095, respectively, that, if recognized, would decrease the effective tax rate on income from continuing operations. Also included in the December 31, 2012 reserve balance were liabilities of $3,775 that, if recognized, would have been recorded as an adjustment to deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2013 and 2012, the Company recognized tax benefits generated from the net reduction in interest accrued of $310 and $170, respectively. Interest accrued, net of federal benefit, was $623, $933 and $1,157 as of December 31, 2013, 2012 and 2011, respectively. No penalties have been accrued.

During 2013, the IRS concluded its examination of the Company's 2010 and 2011 federal tax returns. The Company files in numerous state jurisdictions with varying statutes of limitation. The unrecognized state tax benefits are related to returns open from 2009 to 2013.

16. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 1,414,240 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and 1 to 10 years for restricted stock or restricted stock unit awards. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $36,153, $25,001 and $18,141 for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $7,575, $8,952 and $5,804 for the years ended December 31, 2013, 2012 and 2011, respectively.

Option activity for the year ended December 31, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2012	1,299,396	$22.39
Granted	10,000	44.58
Exercised	(361,538)	20.32
Forfeited	(663)	17.86
Outstanding as of December 31, 2013	947,195	$23.41	$33,659	2.8

Exercisable as of December 31, 2013	921,462	$23.21	$32,937	2.7

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012 (1)	2011
Expected life (in years)	5.1	—	5.2
Risk-free interest rate	0.8%	—	0.9%
Expected volatility	48.1%	—	49.9%
Expected dividend yield	—	—	—

(1) No options were awarded in the year ended December 31, 2012.

For the years ended December 31, 2013, 2012 and 2011, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. The expected volatility is primarily based on historical volatility levels. The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2013	2012 (1)	2011
Weighted-average fair value of options granted	$19.04	$—	$13.94
Total intrinsic value of stock options exercised	$12,845	$24,120	$11,744

(1) No options were awarded in the year ended December 31, 2012.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2012	2,058,908	$37.25
Granted	1,037,542	55.36
Vested	(961,741)	33.57
Forfeited	(45,116)	38.91
Non-vested balance as of December 31, 2013	2,089,593	$47.90

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2013, 2012 and 2011, was $49,032, $38,576 and $22,280, respectively.

As of December 31, 2013, there was $87,901 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.7 years. The actual tax benefit realized for the tax deductions from disqualified dispositions of stock option exercises totaled $508, $1,078 and $955 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company maintains an employee stock purchase plan and has issued 42,084 shares, 47,613 shares, and 34,966 shares in 2013, 2012 and 2011, respectively.

17. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $9,422, $6,771 and $5,119 during the years ended December 31, 2013, 2012 and 2011, respectively.

18. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $30,562, $27,564 and $22,537 for the years ended December 31, 2013, 2012 and 2011, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows:

2014	$25,350
2015	25,871
2016	24,202
2017	19,336
2018	12,628
Thereafter	18,800
$126,187
19. Contingencies
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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of December 31, 2013.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

Excluding the Kentucky matters discussed above, the Company is also routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters in the normal course of business is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position, results of operations or cash flows.

20. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31:

	2013	2012	2011
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$161,218	$88,533	$120,518
Discontinued operations, net of tax	3,881	(86,674)	(9,300)
Net earnings	$165,099	$1,859	$111,218

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	54,126,545	51,509,366	50,198,954
Common stock equivalents (as determined by applying the treasury stock method)	2,120,628	2,205,009	2,275,284
Weighted average number of common shares and potential dilutive common shares outstanding	56,247,173	53,714,375	52,474,238

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.98	$1.72	$2.40
Discontinued operations	0.07	(1.68)	(0.18)
Basic earnings per common share	$3.05	$0.04	$2.22

Diluted:
Continuing operations	$2.87	$1.65	$2.30
Discontinued operations	0.07	(1.62)	(0.18)
Diluted earnings per common share	$2.94	$0.03	$2.12

The calculation of diluted earnings per common share for 2013, 2012 and 2011 excludes the impact of 93,539 shares, 142,425 shares and 106,219 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

21. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. The health plan in Massachusetts, operated by our individual health insurance business, is included in the Specialty Services segment.

Factors used in determining the reportable business segments include the nature of operating activities, existence of separate senior management teams, and the type of information presented to the Company's chief operating decision maker to evaluate all results of operations.

In January 2013, the Company reclassified the health plan in Arizona, which is primarily a LTC operation, to the Managed Care segment. As a result, the financial results of the Arizona health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented.

Segment information as of and for the year ended December 31, 2013, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$9,740,720	$785,320	$—	$10,526,040
Premium and service revenues from internal customers	41,094	2,147,200	(2,188,294)	—
Total premium and service revenues	9,781,814	2,932,520	(2,188,294)	10,526,040
Earnings from operations	197,844	79,573	—	277,417
Total assets	2,817,519	595,964	—	3,413,483

Segment information as of and for the year ended December 31, 2012, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$7,124,720	$556,911	$—	$7,681,631
Premium and service revenues from internal customers	87,319	1,550,096	(1,637,415)	—
Total premium and service revenues	7,212,039	2,107,007	(1,637,415)	7,681,631
Earnings from operations	62,867	45,099	—	107,966
Total assets	2,163,347	371,265	—	2,534,612

Segment information as of and for the year ended December 31, 2011, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,571,430	$480,472	$—	$5,051,902
Premium and service revenues from internal customers	64,809	710,002	(774,811)	—
Total premium and service revenues	4,636,239	1,190,474	(774,811)	5,051,902
Earnings from operations	161,890	41,913	—	203,803
Total assets	1,709,271	383,259	—	2,092,530

22. Quarterly Selected Financial Information
(In thousands, except share data and membership data)
(Unaudited)

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$2,525,482	$2,610,538	$2,795,569	$2,931,740
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$22,639	$40,289	$50,325	$47,965
Discontinued operations, net of income tax expense (benefit)	363	(805)	(952)	5,275
Net earnings	$23,002	$39,484	$49,373	$53,240

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.43	$0.74	$0.92	$0.87
Discontinued operations	0.01	(0.02)	(0.02)	0.10
Basic earnings per common share	$0.44	$0.72	$0.90	$0.97

Diluted:
Continuing operations	$0.41	$0.71	$0.88	$0.84
Discontinued operations	0.01	0.01	(0.01)	0.09
Diluted earnings per common share	$0.42	$0.72	$0.87	$0.93

Health Benefits Ratio	90.2%	88.4%	87.8%	88.1%
General & Administrative Expense Ratio	8.4%	8.9%	9.1%	8.9%

Period end at-risk membership	2,553,400	2,563,400	2,612,500	2,723,200

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$1,562,809	$1,967,362	$2,308,075	$2,272,050
Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense (benefit)	$27,072	$(16,656)	$59,438	$18,679
Discontinued operations, net of income tax benefit	(3,094)	(18,343)	(55,619)	(9,618)
Net earnings (loss)	$23,978	$(34,999)	$3,819	$9,061

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.53	$(0.32)	$1.15	$0.36
Discontinued operations	(0.06)	(0.36)	(1.08)	(0.19)
Basic earnings per common share	$0.47	$(0.68)	$0.07	$0.17

Diluted:
Continuing operations	$0.51	$(0.32)	$1.10	$0.35
Discontinued operations	(0.06)	(0.36)	(1.03)	(0.18)
Diluted earnings per common share	$0.45	$(0.68)	$0.07	$0.17

Health Benefits Ratio	87.1%	91.2%	88.7%	90.7%
General & Administrative Expense Ratio	10.4%	8.5%	8.4%	8.4%

Period end at-risk membership	2,003,800	2,254,000	2,357,600	2,424,500

23. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,740	$22,279
Short term investments, at fair value (amortized cost $6,000 and $6,500, respectively)	6,000	6,500
Other current assets	124,903	42,230
Total current assets	133,643	71,009
Long term investments, at fair value (amortized cost $8,070 and $1,356, respectively)	8,070	1,356
Investment in subsidiaries	1,667,258	1,298,648
Other long term assets	31,876	42,523
Total assets	$1,840,847	$1,413,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$4,460	$4,333
Long term debt	590,628	449,127
Other long term liabilities	2,320	6,309
Total liabilities	597,408	459,769
Stockholders' equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 58,673,215 issued and 55,319,239 outstanding at December 31, 2013, and 55,339,160 issued and 52,329,248 outstanding at December 31, 2012	59	55
Additional paid-in capital	594,326	450,856
Accumulated other comprehensive income:
Unrealized gain (loss) on investments, net of tax	(2,620)	5,189
Retained earnings	731,919	566,820
Treasury stock, at cost (3,353,976 and 3,009,912 shares, respectively)	(89,643)	(69,864)
Total Centene stockholders' equity	1,234,041	953,056
Noncontrolling interest	9,398	711
Total stockholders' equity	1,243,439	953,767
Total liabilities and stockholders' equity	$1,840,847	$1,413,536

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Expenses:
General and administrative expenses	$4,196	$4,090	$4,488
Other income (expense):
Investment and other income	983	19,921	(8,790)
Interest expense	(22,623)	(15,757)	(15,494)
Earnings (loss) before income taxes	(25,836)	74	(28,772)
Income tax benefit	(15,191)	(9,668)	(12,825)
Net earnings (loss) before equity in subsidiaries	(10,645)	9,742	(15,947)
Equity in earnings from subsidiaries	171,863	78,791	136,465
Net earnings from continuing operations	$161,218	$88,533	$120,518

Net earnings per share from continuing operations:
Basic earnings per common share	$2.98	$1.72	$2.40
Diluted earnings per common share	$2.87	$1.65	$2.30
Weighted average number of shares outstanding:
Basic	54,126,545	51,509,366	50,198,954
Diluted	56,247,173	53,714,375	52,474,238

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash provided by operating activities	$302,242	$327,940	$72,754
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(417,734)	(539,575)	(50,581)
Purchase of investments	(12,518)	(7,320)	(21,915)
Sales and maturities of investments	10,252	30,000	11,111
Acquisitions	(67,070)	—	(1,773)
Net cash used in investing activities	(487,070)	(516,895)	(63,158)
Cash flows from financing activities:
Proceeds from borrowings	180,000	400,500	419,183
Payment of long term debt	(30,000)	(215,000)	(413,644)
Proceeds from exercise of stock options	8,983	15,912	15,815
Proceeds from stock offering	15,225	—	—
Common stock repurchases	(19,779)	(12,741)	(7,809)
Debt issue costs	(3,589)	(3,623)	(9,242)
Contributions from noncontrolling interest	8,069	1,092	813
Purchase of noncontrolling interest	—	(14,429)	—
Excess tax benefits from stock compensation	6,380	10,996	4,435
Net cash provided by financing activities	165,289	182,707	9,551
Net increase (decrease) in cash and cash equivalents	(19,539)	(6,248)	19,147
Cash and cash equivalents, beginning of period	22,279	28,527	9,380
Cash and cash equivalents, end of period	$2,740	$22,279	$28,527

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

Due to our centralized cash management function, all cash flows generated by our unrestricted subsidiaries, including management fees, are transferred to the parent company, primarily to repay borrowings on the parent company's revolving credit facility. The parent company may also utilize the cash flow to make acquisitions, fund capital contributions to subsidiaries and fund its operations. During the years ended December 31, 2013, 2012 and 2011, cash flows received by the parent from unrestricted subsidiaries was $312,887, $318,198, and $88,701 and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Note B - Dividends

During 2013, 2012 and 2011, the Registrant received dividends from its subsidiaries totaling $20,500, $29,000 and $69,100, respectively.

24. Subsequent Events

In January 2014, the Company acquired a majority interest in U.S. Medical Management, LLC, a management services organization and provider of in-home health services for high acuity populations, for approximately $200,000. The transaction consideration was financed through a combination of cash on hand and 2,243,217 shares of Centene common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Centene Corporation:
We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 21, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Proposal One: Election of Directors”. This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Corporate Governance and Risk Management.”  These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2014 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2014 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2014 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2013, 2012 and 2011    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.2		By-laws of Centene Corporation, as amended effective as of February 3, 2014		8-K	February 6, 2014	3.1

4.1		Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto)		8-K	May 27, 2011	4.1

10.1	*	1996 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.9

10.2	*	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File number 333-83190		S-1	October 9, 2001	10.10

10.3	*	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.11

10.4	*	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.12

10.5	*	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-90976		10-Q	April 29, 2002	10.5

10.5a	*	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.5b	*	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.6	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, shares which are registered on Form S-8 - File Number 333-108467		8-K	April 30, 2010	10.1

10.7	*	2012 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-180976		DEF 14A	March 9, 2012	4

10.8	*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan		10-Q	October 25, 2004	10.1

10.8a	*	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan		10-K	February 24, 2006	10.12a

10.9	*	Centene Corporation Employee Deferred Compensation Plan		10-K	February 22, 2010	10.10

10.10	*	Centene Corporation 2007 Long Term Incentive Plan		8-K	April 26, 2007	10.2

10.11	*	Centene Corporation Short Term Executive Compensation Plan	10-K	February 22, 2011	10.12

10.12	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004	8-K	November 9, 2004	10.1

10.12a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 28, 2008	10.2

10.12b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	April 28, 2009	10.2

10.12c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 23, 2012	10.2

10.12d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	8-K	May 16, 2013	10.1

10.13	*	Form of Executive Severance and Change in Control Agreement	10-Q	October 28, 2008	10.3

10.13a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement	10-Q	October 23, 2012	10.3

10.14	*	Form of Restricted Stock Unit Agreement	10-Q	October 28, 2008	10.4

10.15	*	Form of Non-statutory Stock Option Agreement (Non-Employees)	8-K	July 28, 2005	10.3

10.16	*	Form of Non-statutory Stock Option Agreement (Employees)	10-Q	October 28, 2008	10.5

10.17	*	Form of Non-statutory Stock Option Agreement (Directors)	10-K	February 23, 2009	10.18

10.18	*	Form of Incentive Stock Option Agreement	10-Q	October 28, 2008	10.6

10.19	*	Form of Stock Appreciation Right Agreement	8-K	July 28, 2005	10.6

10.20	*	Form of Restricted Stock Agreement	10-Q	October 25, 2005	10.8

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #1	10-Q	October 28, 2008	10.7

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #2	10-K	February 23, 2009	10.23

10.23	*	Form of Long Term Incentive Plan Agreement	8-K	February 7, 2008	10.1

10.24		Credit Agreement dated as of May 21, 2013 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC	8-K	May 22, 2013	10.1

10.25	**	Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	10-Q	October 25, 2011	10.2

10.25a	**	Amendment A (Version 2.1) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	10-Q	April 24, 2012	10.1

10.25b	**	Amendment B (Version 2.2) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.	10-Q	July 24, 2012	10.1

10.25c	**	Amendment C (Version 2.3) to Contract between the Texas Health and Human Services Commission and Superior HealthPlan, Inc.		10-Q	October 23, 2012	10.1

10.25d	**	Amendment D (Version 2.4) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network		10-Q	April 23, 2013	10.1

10.25e	**	Amendment E (Version 2.5) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network		10-Q	July 23, 2013	10.1

10.25f	**	Amendment F (Version 2.6) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network		10-Q	October 22, 2013	10.1

10.25g	**	Amendment G (Version 2.7) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network		10-Q	October 22, 2013	10.2

10.25h	**	Amendment H (Version 2.8) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network	X

10.25i	**	Amendment I (Version 2.9) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network	X

12.1		Computation of ratio of earnings to fixed charges	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333‑174164, 333-187652, 333-187741, and 333-193205) and on Form S-8 (File Numbers 333‑108467, 333‑90976, 333‑83190, and 333‑180976)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2014.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 21, 2014.

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