Form 10-Q
period 2014-03-31
CENTENE CORP
filed 2014-04-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒

As of April 11, 2014, the registrant had 57,680,118 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A. “Risk Factors,” and Part II, Item I “Legal Proceedings.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

Other Information
The discussion in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations" contains financial information for new and existing businesses. Existing businesses are primarily state markets, significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets, significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters.
Non-GAAP Financial Presentation
The Company is providing certain non-GAAP financial measures in this report as the Company believes that these figures are helpful in allowing individuals to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently. The Company uses the presented non-GAAP financial measures internally to allow management to focus on period-to-period changes in the Company's core business operations. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$1,218,004	$974,304
Cash and cash equivalents of discontinued operations	52,788	63,769
Total cash and cash equivalents	1,270,792	1,038,073
Premium and related receivables	570,105	428,570
Short term investments	99,696	102,126
Other current assets	320,393	217,661
Other current assets of discontinued operations	20,863	13,743
Total current assets	2,281,849	1,800,173
Long term investments	840,152	791,900
Restricted deposits	57,826	46,946
Property, software and equipment, net	412,699	395,407
Goodwill	657,551	348,432
Intangible assets, net	85,134	48,780
Other long term assets	80,961	59,357
Long term assets of discontinued operations	30,275	38,305
Total assets	$4,446,447	$3,529,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,298,513	$1,111,709
Accounts payable and accrued expenses	614,541	375,862
Unearned revenue	74,260	38,191
Current portion of long term debt	6,110	3,065
Current liabilities of discontinued operations	28,019	30,294
Total current liabilities	2,021,443	1,559,121
Long term debt	810,970	665,697
Other long term liabilities	70,166	60,015
Long term liabilities of discontinued operations	1,009	1,028
Total liabilities	2,903,588	2,285,861
Commitments and contingencies
Redeemable noncontrolling interest	120,681	—
Stockholders’ equity:
Common stock, $.001 par value; authorized 100,000,000 shares; 61,044,175 issued and 57,657,040 outstanding at March 31, 2014, and 58,673,215 issued and 55,319,239 outstanding at December 31, 2013	61	59
Additional paid-in capital	739,972	594,326
Accumulated other comprehensive income:
Unrealized loss on investments, net of tax	(614)	(2,620)
Retained earnings	764,902	731,919
Treasury stock, at cost (3,387,135 and 3,353,976 shares, respectively)	(91,655)	(89,643)
Total Centene stockholders’ equity	1,412,666	1,234,041
Noncontrolling interest	9,512	9,398
Total stockholders’ equity	1,422,178	1,243,439
Total liabilities and stockholders’ equity	$4,446,447	$3,529,300

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premium	$3,070,887	$2,388,639
Service	281,174	33,194
Premium and service revenues	3,352,061	2,421,833
Premium tax and health insurer fee	107,827	103,649
Total revenues	3,459,888	2,525,482
Expenses:
Medical costs	2,742,453	2,154,546
Cost of services	242,284	25,065
General and administrative expenses	295,512	203,296
Premium tax expense	78,278	102,975
Health insurer fee expense	31,327	—
Total operating expenses	3,389,854	2,485,882
Earnings from operations	70,034	39,600
Other income (expense):
Investment and other income	4,724	4,263
Interest expense	(7,023)	(6,625)
Earnings from continuing operations, before income tax expense	67,735	37,238
Income tax expense	34,555	14,690
Earnings from continuing operations, net of income tax expense	33,180	22,548
Discontinued operations, net of income tax expense (benefit) of $(8),and $348, respectively	(833)	363
Net earnings	32,347	22,911
Noncontrolling interest	(636)	(91)
Net earnings attributable to Centene Corporation	$32,983	$23,002

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$33,816	$22,639
Discontinued operations, net of income tax expense (benefit)	(833)	363
Net earnings	$32,983	$23,002

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.59	$0.43
Discontinued operations	(0.02)	0.01
Basic earnings per common share	$0.57	$0.44

Diluted:
Continuing operations	$0.57	$0.41
Discontinued operations	(0.01)	0.01
Diluted earnings per common share	$0.56	$0.42

Weighted average number of common shares outstanding:
Basic	57,483,876	52,357,119
Diluted	59,361,266	54,266,928

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net earnings	$32,347	$22,911
Reclassification adjustment, net of tax	(45)	(29)
Change in unrealized loss on investments, net of tax	2,051	(260)
Other comprehensive earnings	2,006	(289)
Comprehensive earnings	34,353	22,622
Comprehensive earnings attributable to the noncontrolling interest	(636)	(91)
Comprehensive earnings attributable to Centene Corporation	$34,989	$22,713

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2014

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2013	58,673,215	$59	$594,326	$(2,620)	$731,919	3,353,976	$(89,643)	$9,398	$1,243,439
Comprehensive Earnings:
Net earnings	—	—	—	—	32,983	—	—	114	33,097
Change in unrealized investment loss, net of $1,129 tax	—	—	—	2,006	—	—	—	—	2,006
Total comprehensive earnings									35,103
Common stock issued for acquisition	2,243,217	2	132,369	—	—	—	—	—	132,371
Common stock issued for employee benefit plans	127,743	—	1,668	—	—	—	—	—	1,668
Common stock repurchases	—	—	—	—	—	33,159	(2,012)	—	(2,012)
Stock compensation expense	—	—	11,297	—	—	—	—	—	11,297
Excess tax benefits from stock compensation	—	—	312	—	—	—	—	—	312
Balance, March 31, 2014	61,044,175	$61	$739,972	$(614)	$764,902	3,387,135	$(91,655)	$9,512	$1,422,178

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$32,347	$22,911
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	20,318	15,691
Stock compensation expense	11,297	8,375
Deferred income taxes	(7,873)	986
Changes in assets and liabilities
Premium and related receivables	(119,207)	(56,734)
Other current assets	3,411	(50,537)
Other assets	(14,425)	5
Medical claims liabilities	196,221	117,385
Unearned revenue	34,662	3,578
Accounts payable and accrued expenses	90,481	(22,745)
Other operating activities	5,213	4,078
Net cash provided by operating activities	252,445	42,993
Cash flows from investing activities:
Capital expenditures	(18,116)	(10,654)
Purchases of investments	(167,373)	(358,131)
Sales and maturities of investments	111,994	212,508
Investments in acquisitions, net of cash acquired	(76,989)	—
Net cash used in investing activities	(150,484)	(156,277)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,464	1,408
Proceeds from borrowings	645,000	—
Payment of long-term debt	(519,413)	(776)
Excess tax benefits from stock compensation	312	515
Common stock repurchases	(2,012)	(565)
Contribution from noncontrolling interest	5,407	202
Debt issue costs	—	(661)
Net cash provided by financing activities	130,758	123
Net increase (decrease) in cash and cash equivalents	232,719	(113,161)
Cash and cash equivalents, beginning of period	1,038,073	843,952
Cash and cash equivalents, end of period	$1,270,792	$730,791
Supplemental disclosures of cash flow information:
Interest paid	$1,648	$1,410
Income taxes paid	21,265	2,205
Equity issued in connection with acquisition	132,371	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2013.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2013 audited financial statements have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2013 amounts in the notes to the consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

2. Acquisition: U.S. Medical Management

In January 2014, the Company acquired 68% of U.S. Medical Management, LLC (USMM), a management services organization and provider of in-home health services for high acuity populations, for $214,907 in total consideration. The transaction consideration was financed through a combination of $132,686 of Centene common stock and $82,221 of cash.

The Company's preliminary allocation of fair value resulted in goodwill of $309,014 and other identifiable intangible assets of $40,170. Approximately 70% of the goodwill is deductible for income tax purposes. The Company has not finalized the allocation of the fair value of assets and liabilities. The acquisition is recorded in the Specialty Services segment.

In connection with the acquisition, the Company entered into call and put agreements with the noncontrolling interest holder to purchase the noncontrolling interest at a later date. Under these agreements, the Company may purchase or be required to purchase up to the total remaining interests in USMM over a period beginning in 2015 and continuing through 2017. Under certain circumstances, the agreements may be extended through 2020. At the Company’s sole option, up to 50% of the consideration to be issued for the purchase of the additional interests under these agreements may be funded with shares of the Company's common stock.

As a result of the put option agreement, the noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of our consolidated balance sheet. The noncontrolling interest was initially measured at fair value using the binomial lattice mode as of the acquisition date. The Company has elected to accrete changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the effective interest method.

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows:

Balance, December 31, 2013	$—
Fair value of noncontrolling interest at acquisition	116,024
Contribution from noncontrolling interest	5,407
Net earnings attributable to noncontrolling interest	(750)
Balance, March 31, 2014	$120,681

3. Discontinued Operations: Kentucky Spirit Health Plan

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

During the three months ended March 31, 2014, the Company received $8,000 of dividends from KSHP. KSHP had remaining statutory capital of approximately $71,500 at March 31, 2014, which, subject to future dividends, will be transferred to unregulated cash upon regulatory approval.

Operating results for the discontinued operations are as follows:

	Three Months Ended March 31,
	2014	2013
Revenues	$—	$120,410
Earnings (loss) before income taxes	$(841)	$711
Net earnings (loss)	$(833)	$363

The net loss from discontinued operations for the three months ended March 31, 2014 includes $894 of health insurer fee expense based on 2013 premium.

Assets and liabilities of the discontinued operations are as follows:

	March 31, 2014	December 31, 2013
Current assets	$73,651	$77,512
Long term investments and restricted deposits	30,275	38,305
Assets of discontinued operations	$103,926	$115,817

Medical claims liability	$21,939	$27,637
Accounts payable and accrued expenses	6,080	2,657
Other liabilities	1,009	1,028
Liabilities of discontinued operations	$29,028	$31,322

4. Short-term and Long-term Investments and Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$280,182	$215	$(5,711)	$274,686	$246,085	$245	$(7,494)	$238,836
Corporate securities	305,315	3,367	(150)	308,532	293,912	2,782	(608)	296,086
Restricted certificates of deposit	5,892	—	—	5,892	5,891	—	—	5,891
Restricted cash equivalents	37,516	—	—	37,516	26,642	—	—	26,642
Municipal securities:
General obligation	45,283	492	(150)	45,625	54,003	555	(136)	54,422
Pre-refunded	6,409	40	(4)	6,445	10,835	82	—	10,917
Revenue	65,728	515	(133)	66,110	68,801	545	(292)	69,054
Variable rate demand notes	14,030	—	—	14,030	28,575	—	—	28,575
Asset backed securities	150,717	583	(282)	151,018	138,803	579	(332)	139,050
Mortgage backed securities	48,284	369	—	48,653	33,974	—	(83)	33,891
Cost and equity method investments	23,716	—	—	23,716	22,239	—	—	22,239
Life insurance contracts	15,451	—	—	15,451	15,369	—	—	15,369
Total	$998,523	$5,581	$(6,430)	$997,674	$945,129	$4,788	$(8,945)	$940,972

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of March 31, 2014, 55% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 69% were rated AA-/Aa3 or higher, and 93% were rated A-/A3 or higher.  At March 31, 2014, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2014				December 31, 2013
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(4,665)	$188,344	$(1,046)	$26,547	$(6,188)	$172,365	$(1,307)	$26,454
Corporate securities	(116)	24,091	(34)	5,185	(400)	52,725	(207)	5,020
Municipal securities:
General obligation	(73)	3,452	(77)	2,398	(72)	3,480	(63)	2,426
Pre-refunded	(4)	1,047	—	—	—	—	—	—
Revenue	(43)	11,539	(90)	3,391	(292)	27,789	—	—
Asset backed securities	(282)	45,121	—	—	(333)	37,689	—	—
Mortgage backed securities	—	—	—	—	(83)	33,891	—	—
Total	$(5,183)	$273,594	$(1,247)	$37,521	$(7,368)	$327,939	$(1,577)	$33,900

As of March 31, 2014, the gross unrealized losses were generated from 64 positions out of a total of 327 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	March 31, 2014				December 31, 2013
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$99,194	$99,696	$47,398	$47,400	$101,537	$102,126	$40,633	$40,637
One year through five years	680,134	682,289	10,412	10,426	609,755	610,589	6,301	6,309
Five years through ten years	144,676	140,756	—	—	157,003	151,221	—	—
Greater than ten years	16,709	17,107	—	—	29,900	30,090	—	—
Total	$940,713	$939,848	$57,810	$57,826	$898,195	$894,026	$46,934	$46,946

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

The following table summarizes fair value measurements by level at March 31, 2014, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,218,004	$—	$—	$1,218,004
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$243,022	$17,246	$—	$260,268
Corporate securities	—	308,532	—	308,532
Municipal securities:
General obligation	—	45,625	—	45,625
Pre-refunded	—	6,445	—	6,445
Revenue	—	66,110	—	66,110
Variable rate demand notes	—	14,030	—	14,030
Asset backed securities	—	151,018	—	151,018
Mortgage backed securities	—	48,653	—	48,653
Total investments	$243,022	$657,659	$—	$900,681
Restricted deposits available for sale:
Cash and cash equivalents	$37,516	$—	$—	$37,516
Certificates of deposit	5,892	—	—	5,892
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,418	—	—	14,418
Total restricted deposits	$57,826	$—	$—	$57,826
Other long-term assets: Interest rate swap contract	$—	$8,638	$—	$8,638
Total assets at fair value	$1,518,852	$666,297	$—	$2,185,149

The following table summarizes fair value measurements by level at December 31, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$974,304	$—	$—	$974,304
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,185	$12,238	$—	$224,423
Corporate securities	—	296,086	—	296,086
Municipal securities:
General obligation	—	54,422	—	54,422
Pre-refunded	—	10,917	—	10,917
Revenue	—	69,054	—	69,054
Variable rate demand notes	—	28,575	—	28,575
Asset backed securities	—	139,050	—	139,050
Mortgage backed securities	—	33,891	—	33,891
Total investments	$212,185	$644,233	$—	$856,418
Restricted deposits available for sale:
Cash and cash equivalents	$26,642	$—	$—	$26,642
Certificates of deposit	5,891	—	—	5,891
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,413	—	—	14,413
Total restricted deposits	$46,946	$—	$—	$46,946
Other long-term assets: Interest rate swap contract	$—	$9,576	$—	$9,576
Total assets at fair value	$1,233,435	$653,809	$—	$1,887,244

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At March 31, 2014, there were $13,765 transfers from Level I to Level II and $1,737 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $39,167 and $37,608 as of March 31, 2014 and December 31, 2013, respectively.

6. Debt

Debt consists of the following:

	March 31, 2014	December 31, 2013
Senior notes, at par	$425,000	$425,000
Unamortized premium on senior notes	5,609	6,052
Interest rate swap fair value	8,638	9,576
Senior notes	439,247	440,628
Revolving credit agreement	295,000	150,000
Mortgage notes payable	72,115	72,785
Capital leases and other	10,718	5,349
Total debt	817,080	668,762
Less current portion	(6,110)	(3,065)
Long-term debt	$810,970	$665,697

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 (the $250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into an interest rate swap for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At March 31, 2014, the fair value of the interest rate swap increased the fair value of the notes by $8,638 and the variable interest rate of the swap was 3.74%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At March 31, 2014, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $5,609.

Revolving Credit Agreement

In May 2013, the Company entered into a new unsecured $500,000 revolving credit facility and terminated its previous $350,000 revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100,000 of unrestricted cash. As of March 31, 2014, the Company had $295,000 borrowings outstanding under the agreement with a weighted average interest rate of 2.58%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of March 31, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $28,757 as of March 31, 2014, which were not part of the revolving credit facility.  The letters of credit bore interest at 0.47% as of March 31, 2014. The Company had outstanding surety bonds of $158,568 as of March 31, 2014.

7. Stockholders' Equity

In January 2014, the Company completed the acquisition of 68% of U.S. Medical Management. and as a result, issued 2,243,217 shares of Centene common stock to the selling stockholders.

8. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
	2014	2013
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$33,816	$22,639
Discontinued operations, net of tax	(833)	363
Net earnings	$32,983	$23,002

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	57,483,876	52,357,119
Common stock equivalents (as determined by applying the treasury stock method)	1,877,390	1,909,809
Weighted average number of common shares and potential dilutive common shares outstanding	59,361,266	54,266,928

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.59	$0.43
Discontinued operations	(0.02)	0.01
Basic earnings per common share	$0.57	$0.44

Diluted:
Continuing operations	$0.57	$0.41
Discontinued operations	(0.01)	0.01
Diluted earnings per common share	$0.56	$0.42

The calculation of diluted earnings per common share for the three months ended March 31, 2014 and 2013 excludes the impact of 22,956 shares and 23,351 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended March 31, 2014, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,969,721	$382,340	$—	$3,352,061
Premium and service revenues from internal customers	12,825	638,916	(651,741)	—
Total premium and service revenues	$2,982,546	$1,021,256	$(651,741)	$3,352,061
Earnings from operations	$44,130	$25,904	$—	$70,034

Segment information for the three months ended March 31, 2013, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,296,449	$125,384	$—	$2,421,833
Premium and service revenues from internal customers	10,053	527,453	(537,506)	—
Total premium and service revenues	$2,306,502	$652,837	$(537,506)	$2,421,833
Earnings from operations	$9,259	$30,341	$—	$39,600

10. Contingencies
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

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25,000 performance bond. In March 2014, Kentucky Spirit received a demand letter from the Commonwealth seeking approximately $46,000 to reimburse the Commonwealth for its alleged incurred and expected losses, expenses, transition costs and other damages for the period July 6, 2013 until July 5, 2014. The letter states that the Commonwealth is seeking damages only on behalf of the Commonwealth, not the federal Centers for Medicare and Medicaid Services (CMS). The letter alleges that the total increased costs to the Commonwealth’s Medicaid program due to Kentucky Spirit’s exit is approximately $154,000. Kentucky Spirit disputes the Commonwealth's alleged damages, is pursuing its own litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of March 31, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

Excluding the Kentucky matters discussed above, the Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters in the normal course of business is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position, results of operations or cash flows.

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

OVERVIEW

In 2013, we classified the operations for Kentucky Spirit Health Plan (KSHP) as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.

Key financial metrics for the first quarter of 2014 are summarized as follows:

•	Quarter-end at-risk managed care membership of 2,885,700, an increase of 332,300 members, or 13% year over year.

•	Premium and service revenues of $3.4 billion, representing 38% growth year over year.

•	Health Benefits Ratio of 89.3%, compared to 90.2% in 2013.

•	General and Administrative expense ratio of 8.8%, compared to 8.4% in 2013.

•	Operating cash flow of $252.4 million for the first quarter of 2014.

•
Diluted earnings per share of $0.57, or $0.79 excluding $0.16 of net cost associated with the health insurer fee and $0.06 of U.S. Medical Management acquisition transaction costs, compared to $0.41 in 2013.

A reconciliation of our diluted earnings per share from continuing operations for the first quarters of 2014 and 2013 is shown below:

	2014	2013
Net earnings per diluted share	$0.57	$0.41
Net cost associated with the health insurer fee	0.16	—
U.S. Medical Management acquisition transaction costs	0.06	—
Total, excluding above items	$0.79	$0.41

The following items contributed to our revenue and membership growth over the last year:

•	AcariaHealth. In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company.

•
California. In November 2013, our California subsidiary, California Health and Wellness Plan (CHWP), began operating under a new contract with the California Department of Health Care Services to serve Medicaid beneficiaries in 18 rural counties under the state's Medi-Cal Managed Care Rural Expansion program and Medi-Cal beneficiaries in Imperial County. In January 2014, CHWP also began serving members under the state's Medicaid expansion program.

•
Florida. In August 2013, our Florida subsidiary, Sunshine Health, began operating under a contract with the Florida Agency for Health Care Administration to serve members of the Medicaid managed care Long Term Care (LTC) program. Enrollment began in August 2013 and has been implemented by region through March 2014.

•
Health Insurance Marketplaces (HIM). In January 2014, we began serving members enrolled in Health Insurance Marketplaces in certain regions of 9 states: Arkansas, Florida, Georgia, Indiana, Massachusetts, Mississippi, Ohio, Texas and Washington.

•
Illinois. In March 2014, our Illinois subsidiary, IlliniCare Health Plan, began operating under a new contract as part of the Illinois Medicare-Medicaid Alignment Initiative serving dual-eligible members in Cook, DuPage, Lake, Kane, Kankakee and Will counties (Greater Chicago region).

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

•
Minnesota. In January 2014, Centurion began operating under a new agreement with the Minnesota Department of Corrections to provide managed healthcare services to offenders in the state's correctional facilities.

•	New Hampshire. In December 2013, our subsidiary, New Hampshire Healthy Families, began operating under a new contract with the Department of Health and Human Services to serve Medicaid beneficiaries.

•
Ohio. In July 2013, our Ohio subsidiary, Buckeye Community Health Plan (Buckeye), began operating under a new and expanded contract with Ohio Department of Job and Family Services (ODJFS) to serve Medicaid members statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). Buckeye also began serving members under the ABD Children program in July 2013. In January 2014, Buckeye also began serving members under the state's Medicaid expansion program.

•
Tennessee. In September 2013, our joint venture subsidiary, Centurion, began operating under a new contract to provide comprehensive healthcare services to individuals incarcerated in Tennessee state correctional facilities.

•
U.S. Medical Management. In January 2014, we acquired a majority interest in U.S. Medical Management, LLC, a management services organization and provider of in-home health services for high acuity populations.

•	Washington. In January 2014, we began serving additional Medicaid members under the state's Medicaid expansion program.

We expect the following items to contribute to our future growth potential:

•
We expect to realize the full year benefit in 2014 of business commenced during 2013 in California, Florida, Massachusetts, New Hampshire, Ohio, and Tennessee and the acquisition of AcariaHealth as discussed above.

•
In April 2014, we signed a definitive agreement to purchase a noncontrolling interest in Ribera Salud S.A., a Spanish health management group. Centene will be a joint shareholder with Ribera Salud S.A.'s remaining investor, Banco Sabadell, the fourth largest private bank in Spain. The transaction is expected to close in 2014, subject to closing conditions and regulatory approval.

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

MEMBERSHIP

From March 31, 2013 to March 31, 2014, we increased our at-risk managed care membership by 332,300, or 13%.  The following table sets forth our membership by state for our managed care organizations:

	March 31, 2014	December 31, 2013	March 31, 2013
Arizona	7,100	7,100	23,300
Arkansas	16,400	—	—
California	118,100	97,200	—
Florida	230,300	222,000	214,600
Georgia	331,400	318,700	314,000
Illinois	22,400	22,300	18,000
Indiana	198,700	195,500	202,400
Kansas	145,000	139,900	133,700
Louisiana	149,800	152,300	162,900
Massachusetts	50,800	22,600	17,300
Minnesota	9,400	—	—
Mississippi	85,400	78,300	77,000
Missouri	58,100	59,200	57,900
New Hampshire	37,100	33,600	—
Ohio	181,800	173,200	157,700
South Carolina	96,300	91,900	90,100
Tennessee	21,100	20,700	—
Texas	904,000	935,100	948,400
Washington	151,700	82,100	63,500
Wisconsin	70,800	71,500	72,600
Total	2,885,700	2,723,200	2,553,400

At March 31, 2014, we served 99,700 Medicaid members in Medicaid expansion programs in California, Massachusetts, Ohio and Washington included in the table above.

The following table sets forth our membership by line of business:

	March 31, 2014	December 31, 2013	March 31, 2013
Medicaid	2,169,100	2,054,700	1,951,300
CHIP & Foster Care	269,200	275,100	265,400
ABD & Medicare	300,500	305,300	288,400
HIM	39,700	—	—
Hybrid Programs	14,400	19,000	24,600
LTC	51,800	37,800	23,700
Correctional services	41,000	31,300	—
Total	2,885,700	2,723,200	2,553,400

The following table identifies our dual eligible membership by line of business. The membership tables above include these members.

	March 31, 2014	December 31, 2013	March 31, 2013
ABD	72,800	71,700	70,000
LTC	41,300	28,800	16,100
Medicare	6,500	6,500	5,300
Total	120,600	107,000	91,400

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2014 and 2013, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2014 and 2013 is as follows ($ in millions):

	Three Months Ended March 31,
	2014	2013	% Change 2013-2014
Premium	$3,070.9	$2,388.6	28.6%
Service	281.2	33.2	n.m.
Premium and service revenues	3,352.1	2,421.8	38.4%
Premium tax and health insurer fee	107.8	103.7	4.0%
Total revenues	3,459.9	2,525.5	37.0%
Medical costs	2,742.5	2,154.5	27.3%
Cost of services	242.3	25.1	n.m.
General and administrative expenses	295.5	203.3	45.4%
Premium tax expense	78.3	103.0	(24.0)%
Health insurer fee expense	31.3	—	n.m.
Earnings from operations	70.0	39.6	76.9%
Investment and other income, net	(2.3)	(2.4)	2.7%
Earnings from continuing operations, before income tax expense	67.7	37.2	81.9%
Income tax expense	34.6	14.7	135.2%
Earnings from continuing operations, net of income tax	33.1	22.5	47.2%
Discontinued operations, net of income tax expense (benefit) of $(0.0) and $0.3 respectively	(0.8)	0.4	(329.5)%
Net earnings	32.3	22.9	41.2%
Noncontrolling interest	(0.7)	(0.1)	n.m.
Net earnings attributable to Centene Corporation	$33.0	$23.0	43.4%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$33.8	$22.6	49.4%
Discontinued operations, net of income tax expense	(0.8)	0.4	(329.5)%
Net earnings	$33.0	$23.0	43.4%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.57	$0.41	39.0%
Discontinued operations	(0.01)	0.01	(200.0)%
Total diluted earnings per common share	$0.56	$0.42	33.3%

n.m.: not meaningful.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Premium and Service Revenues

Premium and service revenues increased 38.4% in the three months ended March 31, 2014 over the corresponding period in 2013 primarily as a result of expansions in Florida and Ohio, the additions of the California, New Hampshire and three Centurion contracts, our participation in the Health Insurance Marketplaces, and the acquisitions of AcariaHealth and U.S. Medical Management. During the three months ended March 31, 2014, we received premium rate adjustments which yielded a net (0.1)% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding Premium Tax and Health Insurer Fee revenues) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the three months ended March 31,:

	2014	2013
Medicaid, CHIP, Foster Care & HIM	86.9%	90.8%
ABD, LTC & Medicare	92.9	90.0
Specialty Services	87.7	83.4
Total	89.3	90.2

The consolidated HBR for the three months ended March 31, 2014, was 89.3%, compared to 90.2% in the same period in 2013.  The HBR improvement compared to 2013 reflects a lower level of flu costs compared to prior year and reduced utilization in certain markets in the first quarter of 2014 associated with inclement weather.

Revenue and HBR results for new business and existing business are listed below to assist in understanding our results of operations. Existing businesses are primarily state markets or significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets or significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters. The following table compares the results for new business and existing business for the three months ended March 31,:

	2014	2013
Premium and Service Revenue
New business	20%	37%
Existing business	80%	63%

HBR
New business	93.1%	93.7%
Existing business	88.3%	88.2%
Cost of Services

Cost of services increased by $217.2 million in the three months ended March 31, 2014, compared to the corresponding period in 2013.  This was primarily due to the acquisition of AcariaHealth and U.S. Medical Management.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $92.2 million in the three months ended March 31, 2014, compared to the corresponding period in 2013.  This was primarily due to expenses for additional staff and facilities to support our membership growth, the addition of the AcariaHealth business as well as U.S. Medical Management acquisition transaction costs.

The consolidated G&A expense ratio for the three months ended March 31, 2014 and 2013 was 8.8% and 8.4%, respectively.  The year over year increase reflects U.S. Medical Management transaction costs and the addition of the AcariaHealth business, partially offset by the leveraging of expenses over higher revenue in 2014.

Health Insurer Fee Expense

During the three months ended March 31, 2014, we recorded $31.3 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. In addition, we received signed agreements from 13 of 17 applicable states as of March 31, 2014, which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $29.4 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.16 during the first quarter of 2014 due to the timing of the recognition of the revenue associated with the reimbursement from our state customers. During the year ended December 31, 2014, we expect to record $125.3 million of non-deductible expense for the health insurer fee expense.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2014	2013
Investment income	$4.7	$4.3
Interest expense	(7.0)	(6.6)
Other income (expense), net	$(2.3)	$(2.3)

The increase in investment income in 2014 reflects an increase in investment balances over 2013. Interest expense increased in 2014 compared to 2013, reflecting increased revolver borrowings.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the three months ended March 31, 2014 and 2013, was a tax expense of 50.5% and 39.4%, respectively. The increase is due to the non-deductibility of the health insurer fee for income tax purposes. The loss of deduction from the health insurer fee increased our effective tax rate by 960 basis points.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$2,982.5	$2,306.5	29.3%
Specialty Services	1,021.3	652.8	56.4%
Eliminations	(651.7)	(537.5)	21.3%
Consolidated Total	$3,352.1	$2,421.8	38.4%
Earnings from Operations
Managed Care	$44.1	$9.3	376.6%
Specialty Services	25.9	30.3	(14.6)%
Consolidated Total	$70.0	$39.6	76.9%

Managed Care

Premium and service revenues increased 29.3% in the three months ended March 31, 2014, primarily as a result of expansions in Florida and Ohio and the additions of the California and New Hampshire contracts. Earnings from operations increased $34.8 million between years primarily reflecting a lower level of flu costs compared to prior year and reduced utilization in certain markets in the first quarter of 2014 associated with inclement weather.

Specialty Services

Premium and service revenues increased 56.4% in the three months ended March 31, 2014, due to the acquisitions of AcariaHealth and U.S. Medical Management, services associated with membership growth in the Medicaid segment, and the addition of three Centurion contracts.  Earnings from operations decreased $4.4 million in the three months ended March 31, 2014, reflecting lower margins in our pharmacy business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$252.4	$43.0
Net cash used in investing activities	(150.5)	(156.3)
Net cash provided by financing activities	130.8	0.1
Net increase (decrease) in cash and cash equivalents	$232.7	$(113.2)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $252.4 million in the three months ended March 31, 2014, compared to $43.0 million in the comparable period in 2013.  The cash provided by operations in 2014 was primarily related to an increase in medical claims liabilities.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which can positively or negatively impact our reported cash flows from operating activities in any given period.  The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Three Months Ended March 31,
	2014	2013
Premium and related receivables	$(119.2)	$(56.7)
Unearned revenue	34.7	3.6
Net decrease in operating cash flow	$(84.5)	$(53.1)

Cash Flows Used in Investing Activities

Investing activities used cash of $150.5 million in the three months ended March 31, 2014, and $156.3 million in the comparable period in 2013.  Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisition of U.S. Medical Management and capital expenditures.  We completed the acquisition of U.S. Medical Management in January 2014 for $214.9 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $82.2 million of cash. During 2013, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

We spent $18.1 million and $10.7 million in the three months ended March 31, 2014 and 2013, respectively, on capital expenditures for system enhancements and market expansions.

As of March 31, 2014, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years.  We had unregulated cash and investments of $49.3 million at March 31, 2014, compared to $44.7 million at December 31, 2013.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $130.8 million in the three months ended March 31, 2014, compared to $0.1 million in the comparable period in 2013.  During 2014, our financing activities primarily related to net borrowings under our revolving credit facility. During 2013, our financing activities primarily related to proceeds from the exercise of stock options.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of March 31, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $28.8 million as of March 31, 2014, which were not part of our revolving credit facility and bore interest at 0.47%. In addition, we had outstanding surety bonds of $158.6 million as of March 31, 2014.

At March 31, 2014, we had working capital, defined as current assets less current liabilities, of $260.4 million, compared to $241.1 million at December 31, 2013.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At March 31, 2014, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.5%, compared to 35.0% at December 31, 2013.  Excluding the $72.1 million non-recourse mortgage note, our debt to capital ratio is 34.4%, compared to 32.4% at December 31, 2013.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2014 Expectations

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

During the remainder of 2014, we expect to make net capital contributions to our insurance subsidiaries of approximately $315 million associated with our growth and spend approximately $80 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2014 and borrowings on our revolving credit facility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2014, our subsidiaries had aggregate statutory capital and surplus of $1,209.9 million, compared with the required minimum aggregate statutory capital and surplus requirements of $738.1 million.  During the three months ended March 31, 2014, we contributed $104 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including Kentucky Spirit Health Plan) to be in excess of 350% of the Authorized Control Level (excluding the impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2014, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2014, we had short-term investments of $99.7 million and long-term investments of $898.0 million, including restricted deposits of $57.8 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2014, the fair value of our fixed income investments would decrease by approximately $24.6 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $250 million of our Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2014, the fair value of our debt would decrease by approximately $7.5 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see Part II, Item 1A "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.”

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract. The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25.0 million performance bond. In March 2014, Kentucky Spirit received a demand letter from the Commonwealth seeking approximately $46.0 million to reimburse the Commonwealth for its alleged incurred and expected losses, expenses, transition costs and other damages for the period July 6, 2013 until July 5, 2014. The letter states that the Commonwealth is seeking damages only on behalf of the Commonwealth, not the federal Centers for Medicare and Medicaid Services (CMS). The letter alleges that the total increased costs to the Commonwealth’s Medicaid program due to Kentucky Spirit’s exit is approximately $154.0 million. Kentucky Spirit disputes the Commonwealth's alleged damages, is pursuing its own litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of March 31, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

Excluding the Kentucky matters discussed above, the Company is routinely subjected to legal proceedings in the normal course of business.  While the ultimate resolution of such matters in the normal course of business is uncertain, the Company does not expect the results of any of these matters individually, or in the aggregate, to have a material effect on its financial position, cash flow or results of operations.

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

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of individuals who are eligible under new legislation may pose the same difficulty in estimating our medical claims liability. Similarly, we may face difficulty in estimating our medical claims liability beginning in 2014 under the newly created Health Insurance Marketplaces.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016). Beginning in 2017, the federal share begins to decline to 90% by 2020 and subsequent years. As of March 31, 2014, 27 states have expanded Medicaid eligibility or will be doing so in 2014. The ACA also extended CHIP through September 30, 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. Open enrollment began on October 1, 2013 and continued until March 31, 2014. The ACA required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

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

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; and increase or change our liability to members in the event of malpractice by our contracted providers. In addition, changes in political party or administrations at the state, federal or country level may change the attitude towards healthcare programs.

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

In addition, as a result of the anticipated expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Our failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

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

In connection with start-up operations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates. As a result of these factors, start-up operations may decrease our profitability. In addition, we are planning to expand our business internationally and we will be subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

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

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies.  HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services.  HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information.  The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. In addition, HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities with a focus on security risk assessments. Although we are not aware of HHS plans to audit any of our covered entities, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards have been modified to version 5010 to prepare for the implementation of the ICD-10 coding system. While we have prepared for the transition to ICD-10 in October 2015, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2015, we may have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in higher costs and reimbursement levels, or lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. As a result, implementation of ICD 10 may have a material adverse effect on our results of operations, financial position and cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2014, the Company acquired 68% of U.S. Medical Management. The transaction consideration was financed through a combination of $132.7 million of Centene common stock and $82.2 million of cash. In connection with the transaction, the Company issued an aggregate of 2,243,217 shares of our common stock to the selling stockholders of U.S. Medical Management on January 6, 2014. The Company did so in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and/or Rule 506 promulgated thereunder.

Issuer Purchases of Equity Securities First Quarter 2014
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2014	6,184	$60.79	—	1,667,724
February 1 - February 28, 2014	20,679	59.75	—	1,667,724
March 1 - March 31, 2014	6,296	63.62	—	1,667,724
Total	33,159	$60.68	—	1,667,724
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 22, 2014.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)