Form 10-Q
period 2014-06-30
CENTENE CORP
filed 2014-07-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒

As of July 11, 2014, the registrant had 58,585,192 shares of common stock outstanding.

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing and we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing.  Actual results may differ from projections or estimates due to a variety of important factors, including but not limited to:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue projections;

•	timing of regulatory contract approval;

•	changes in healthcare practices;

•
changes in federal or state laws or regulations, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any regulations enacted thereunder;

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicare or Medicaid managed care contracts by federal or state governments;

•	the outcome of pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$1,199,784	$974,304
Cash and cash equivalents of discontinued operations	59,013	63,769
Total cash and cash equivalents	1,258,797	1,038,073
Premium and related receivables	610,969	428,570
Short term investments	127,348	102,126
Other current assets	313,946	217,661
Other current assets of discontinued operations	13,826	13,743
Total current assets	2,324,886	1,800,173
Long term investments	996,965	791,900
Restricted deposits	78,442	46,946
Property, software and equipment, net	423,905	395,407
Goodwill	642,613	348,432
Intangible assets, net	81,359	48,780
Other long term assets	107,967	59,357
Long term assets of discontinued operations	26,430	38,305
Total assets	$4,682,567	$3,529,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,394,115	$1,111,709
Accounts payable and accrued expenses	670,343	375,862
Unearned revenue	22,472	38,191
Current portion of long term debt	6,135	3,065
Current liabilities of discontinued operations	24,642	30,294
Total current liabilities	2,117,707	1,559,121
Long term debt	884,890	665,697
Other long term liabilities	73,897	60,015
Long term liabilities of discontinued operations	451	1,028
Total liabilities	3,076,945	2,285,861
Commitments and contingencies
Redeemable noncontrolling interest	119,671	—
Stockholders’ equity:
Common stock, $.001 par value; authorized 200,000,000 shares; 61,265,156 issued and 57,837,919 outstanding at June 30, 2014, and 58,673,215 issued and 55,319,239 outstanding at December 31, 2013	61	59
Additional paid-in capital	754,637	594,326
Accumulated other comprehensive income:
Unrealized gain (loss) on investments, net of tax	2,214	(2,620)
Retained earnings	813,765	731,919
Treasury stock, at cost (3,427,237 and 3,353,976 shares, respectively)	(94,512)	(89,643)
Total Centene stockholders’ equity	1,476,165	1,234,041
Noncontrolling interest	9,786	9,398
Total stockholders’ equity	1,485,951	1,243,439
Total liabilities and stockholders’ equity	$4,682,567	$3,529,300

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premium	$3,331,058	$2,413,312	$6,401,945	$4,801,951
Service	410,029	105,599	691,203	138,793
Premium and service revenues	3,741,087	2,518,911	7,093,148	4,940,744
Premium tax and health insurer fee	282,613	91,628	390,440	195,277
Total revenues	4,023,700	2,610,539	7,483,588	5,136,021
Expenses:
Medical costs	2,960,101	2,134,283	5,702,554	4,288,829
Cost of services	365,888	93,300	608,172	118,365
General and administrative expenses	321,042	223,459	616,554	426,755
Premium tax expense	252,669	90,760	330,947	193,735
Health insurer fee expense	31,328	—	62,655	—
Total operating expenses	3,931,028	2,541,802	7,320,882	5,027,684
Earnings from operations	92,672	68,737	162,706	108,337
Other income (expense):
Investment and other income	7,252	4,078	11,976	8,342
Interest expense	(8,604)	(7,033)	(15,627)	(13,658)
Earnings from continuing operations, before income tax expense	91,320	65,782	159,055	103,021
Income tax expense	44,874	25,966	79,429	40,657
Earnings from continuing operations, net of income tax expense	46,446	39,816	79,626	62,364
Discontinued operations, net of income tax expense (benefit) of $1,461, $(698), $1,453, and $(350), respectively	1,680	(805)	847	(442)
Net earnings	48,126	39,011	80,473	61,922
Noncontrolling interest	(737)	(473)	(1,373)	(564)
Net earnings attributable to Centene Corporation	$48,863	$39,484	$81,846	$62,486

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$47,183	$40,289	$80,999	$62,928
Discontinued operations, net of income tax expense (benefit)	1,680	(805)	847	(442)
Net earnings	$48,863	$39,484	$81,846	$62,486

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.82	$0.74	$1.41	$1.18
Discontinued operations	0.03	(0.02)	0.01	(0.01)
Basic earnings per common share	$0.85	$0.72	$1.42	$1.17

Diluted:
Continuing operations	$0.79	$0.71	$1.36	$1.14
Discontinued operations	0.03	(0.01)	0.01	(0.01)
Diluted earnings per common share	$0.82	$0.70	$1.37	$1.13

Weighted average number of common shares outstanding:
Basic	57,758,683	54,529,036	57,622,039	53,449,077
Diluted	59,717,258	56,601,660	59,547,420	55,448,396
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$48,126	$39,011	$80,473	$61,922
Reclassification adjustment, net of tax	29	(27)	(709)	(162)
Change in unrealized gain (loss) on investments, net of tax	2,799	(8,934)	5,543	(9,088)
Other comprehensive earnings (loss)	2,828	(8,961)	4,834	(9,250)
Comprehensive earnings	50,954	30,050	85,307	52,672
Comprehensive earnings (loss) attributable to the noncontrolling interest	(737)	(473)	(1,373)	(564)
Comprehensive earnings attributable to Centene Corporation	$51,691	$30,523	$86,680	$53,236

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2014

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2013	58,673,215	$59	$594,326	$(2,620)	$731,919	3,353,976	$(89,643)	$9,398	$1,243,439
Comprehensive Earnings:
Net earnings	—	—	—	—	81,846	—	—	388	82,234
Change in unrealized investment gain, net of $2,722 tax	—	—	—	4,834	—	—	—	—	4,834
Total comprehensive earnings									87,068
Common stock issued for acquisition	2,243,217	2	132,369	—	—	—	—	—	132,371
Common stock issued for employee benefit plans	348,724	—	4,077	—	—	—	—	—	4,077
Common stock repurchases	—	—	—	—	—	73,261	(4,869)	—	(4,869)
Stock compensation expense	—	—	22,750	—	—	—	—	—	22,750
Excess tax benefits from stock compensation	—	—	1,115	—	—	—	—	—	1,115
Balance, June 30, 2014	61,265,156	$61	$754,637	$2,214	$813,765	3,427,237	$(94,512)	$9,786	$1,485,951

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$80,473	$61,922
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	42,101	32,928
Stock compensation expense	22,750	16,955
Deferred income taxes	(11,258)	10,715
Changes in assets and liabilities
Premium and related receivables	(160,714)	(71,230)
Other current assets	28,826	(35,879)
Other assets	(28,733)	(38,191)
Medical claims liabilities	284,134	111,625
Unearned revenue	(18,066)	(12,068)
Accounts payable and accrued expenses	160,128	(1,488)
Other operating activities	12,248	5,650
Net cash provided by operating activities	411,889	80,939
Cash flows from investing activities:
Capital expenditures	(41,568)	(30,057)
Purchases of investments	(475,347)	(537,590)
Sales and maturities of investments	221,342	358,971
Investments in acquisitions, net of cash acquired	(94,004)	(66,832)
Net cash used in investing activities	(389,577)	(275,508)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,670	3,867
Proceeds from borrowings	1,145,000	30,000
Payment of long-term debt	(945,892)	(10,118)
Proceeds from stock offering	—	15,239
Excess tax benefits from stock compensation	1,115	1,113
Common stock repurchases	(4,869)	(1,105)
Contribution from noncontrolling interest	5,407	3,920
Debt issue costs	(6,019)	(3,587)
Net cash provided by financing activities	198,412	39,329
Net increase (decrease) in cash and cash equivalents	220,724	(155,240)
Cash and cash equivalents, beginning of period	1,038,073	843,952
Cash and cash equivalents, end of period	$1,258,797	$688,712
Supplemental disclosures of cash flow information:
Interest paid	$16,439	$15,170
Income taxes paid	110,118	21,694
Equity issued in connection with acquisition	132,371	75,438

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

2. Acquisition: U.S. Medical Management

In January 2014, the Company acquired 68% of U.S. Medical Management, LLC (USMM), a management services organization and provider of in-home health services for high acuity populations, for $213,664 in total consideration. The transaction consideration was financed through a combination of $132,686 of Centene common stock and $80,978 of cash.

The total fair value of 100% of USMM on the date of acquisition was $329,689 ($213,664 for the Company's interest and $116,025 for the redeemable noncontrolling interest). The Company's preliminary allocation of fair value resulted in goodwill of $294,074 and other identifiable intangible assets of $40,170. Approximately 70% of the goodwill is deductible for income tax purposes. The Company has not finalized the allocation of the fair value of assets and liabilities. The acquisition is recorded in the Specialty Services segment.

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

As a result of the put option agreement, the noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the consolidated balance sheet. The noncontrolling interest was initially measured at fair value using the binomial lattice model as of the acquisition date. The Company has elected to accrete changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the effective interest method.

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows:

Balance, December 31, 2013	$—
Fair value of noncontrolling interest at acquisition	116,025
Contribution from noncontrolling interest	5,407
Net losses attributable to noncontrolling interest	(1,761)
Balance, June 30, 2014	$119,671

3. Discontinued Operations: Kentucky Spirit Health Plan

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allowed the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  As of July 6, 2013, our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky. Refer to Note 11, Contingencies, in the Notes to the Consolidated Financial Statements for further information regarding litigation between the Company and the Cabinet.

The results of operations of KSHP are presented as discontinued operations for all periods presented. The assets, liabilities and results of operations of KSHP are classified as discontinued operations for all periods presented beginning in 2011. KSHP was previously reported in the Managed Care segment.

During the six months ended June 30, 2014, the Company received $8,000 of dividends from KSHP. KSHP had remaining statutory capital of approximately $72,400 at June 30, 2014, which, subject to future dividends, will be transferred to unregulated cash upon regulatory approval.

Operating results for the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$115,407	$—	$235,816
Earnings (loss) before income taxes	3,141	(1,503)	2,300	(792)
Net earnings (loss)	1,680	(805)	847	(442)

The net earnings from discontinued operations for the three and six months ended June 30, 2014 includes $894 and $1,788, respectively, of health insurer fee expense based on 2013 premium.

Assets and liabilities of the discontinued operations are as follows:

	June 30, 2014	December 31, 2013
Current assets	$72,839	$77,512
Long term investments and restricted deposits	26,430	38,305
Assets of discontinued operations	$99,269	$115,817

Medical claims liability	$14,251	$27,637
Accounts payable and accrued expenses	10,391	2,657
Other liabilities	451	1,028
Liabilities of discontinued operations	$25,093	$31,322

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$325,602	$424	$(3,349)	$322,677	$246,085	$245	$(7,494)	$238,836
Corporate securities	395,427	4,087	(166)	399,348	293,912	2,782	(608)	296,086
Restricted certificates of deposit	5,892	—	—	5,892	5,891	—	—	5,891
Restricted cash equivalents	57,608	—	—	57,608	26,642	—	—	26,642
Municipal securities:
General obligation	38,950	480	(22)	39,408	54,003	555	(136)	54,422
Pre-refunded	8,486	59	(10)	8,535	10,835	82	—	10,917
Revenue	68,871	571	(42)	69,400	68,801	545	(292)	69,054
Variable rate demand notes	18,000	—	—	18,000	28,575	—	—	28,575
Asset backed securities	179,418	636	(69)	179,985	138,803	579	(332)	139,050
Mortgage backed securities	47,113	1,157	—	48,270	33,974	—	(83)	33,891
Cost and equity method investments	38,087	—	—	38,087	22,239	—	—	22,239
Life insurance contracts	15,545	—	—	15,545	15,369	—	—	15,369
Total	$1,198,999	$7,414	$(3,658)	$1,202,755	$945,129	$4,788	$(8,945)	$940,972

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of June 30, 2014, 53% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 65% were rated AA-/Aa3 or higher, and 93% were rated A-/A3 or higher.  At June 30, 2014, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2014				December 31, 2013
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(18)	$11,987	$(3,331)	$179,105	$(6,188)	$172,365	$(1,307)	$26,454
Corporate securities	(149)	56,343	(17)	985	(400)	52,725	(207)	5,020
Municipal securities:
General obligation	—	—	(22)	3,476	(72)	3,480	(63)	2,426
Pre-refunded	(10)	1,034	—	—	—	—	—	—
Revenue	—	—	(42)	3,413	(292)	27,789	—	—
Asset backed securities	—	—	—	—	(333)	37,689	—	—
Mortgage backed securities	(3)	9,969	(66)	15,706	(83)	33,891	—	—
Total	$(180)	$79,333	$(3,478)	$202,685	$(7,368)	$327,939	$(1,577)	$33,900

As of June 30, 2014, the gross unrealized losses were generated from 51 positions out of a total of 323 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	June 30, 2014				December 31, 2013
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$126,496	$127,348	$60,665	$60,665	$101,537	$102,126	$40,633	$40,637
One year through five years	855,731	859,409	17,770	17,777	609,755	610,589	6,301	6,309
Five years through ten years	118,210	116,873	—	—	157,003	151,221	—	—
Greater than ten years	20,127	20,683	—	—	29,900	30,090	—	—
Total	$1,120,564	$1,124,313	$78,435	$78,442	$898,195	$894,026	$46,934	$46,946

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

The following table summarizes fair value measurements by level at June 30, 2014, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,199,784	$—	$—	$1,199,784
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$288,546	$19,189	$—	$307,735
Corporate securities	—	399,348	—	399,348
Municipal securities:
General obligation	—	39,408	—	39,408
Pre-refunded	—	8,535	—	8,535
Revenue	—	69,400	—	69,400
Variable rate demand notes	—	18,000	—	18,000
Asset backed securities	—	179,985	—	179,985
Mortgage backed securities	—	48,270	—	48,270
Total investments	$288,546	$782,135	$—	$1,070,681
Restricted deposits available for sale:
Cash and cash equivalents	$57,608	$—	$—	$57,608
Certificates of deposit	5,892	—	—	5,892
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,942	—	—	14,942
Total restricted deposits	$78,442	$—	$—	$78,442
Other long-term assets: Interest rate swap agreements	$—	$9,506	$—	$9,506
Total assets at fair value	$1,566,772	$791,641	$—	$2,358,413

The following table summarizes fair value measurements by level at December 31, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$974,304	$—	$—	$974,304
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$212,185	$12,238	$—	$224,423
Corporate securities	—	296,086	—	296,086
Municipal securities:
General obligation	—	54,422	—	54,422
Pre-refunded	—	10,917	—	10,917
Revenue	—	69,054	—	69,054
Variable rate demand notes	—	28,575	—	28,575
Asset backed securities	—	139,050	—	139,050
Mortgage backed securities	—	33,891	—	33,891
Total investments	$212,185	$644,233	$—	$856,418
Restricted deposits available for sale:
Cash and cash equivalents	$26,642	$—	$—	$26,642
Certificates of deposit	5,891	—	—	5,891
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,413	—	—	14,413
Total restricted deposits	$46,946	$—	$—	$46,946
Other long-term assets: Interest rate swap agreements	$—	$9,576	$—	$9,576
Total assets at fair value	$1,233,435	$653,809	$—	$1,887,244

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At June 30, 2014, there were $14,161 of transfers from Level I to Level II and $1,214 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $53,632 and $37,608 as of June 30, 2014 and December 31, 2013, respectively.

6. Debt

Debt consists of the following:

	June 30, 2014	December 31, 2013
Senior notes, at par	$725,000	$425,000
Unamortized premium on senior notes	5,166	6,052
Fair value of interest rate swap agreements	9,506	9,576
Senior notes	739,672	440,628
Revolving credit agreement	70,000	150,000
Mortgage notes payable	71,437	72,785
Capital leases and other	9,916	5,349
Total debt	891,025	668,762
Less current portion	(6,135)	(3,065)
Long-term debt	$884,890	$665,697

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into interest rate swap agreements for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At June 30, 2014, the fair value of the interest rate swap agreements increased the fair value of the notes by $8,935 and the variable interest rate of the swap agreements was 3.73%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At June 30, 2014, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $5,166.

In April 2014, the Company issued $300,000 4.75% Senior Notes due May 15, 2022 ($300,000 Notes) at par. In connection with the April 2014 issuance, the Company entered into interest rate swap agreements for a notional amount of $300,000. Gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $300,000 Notes. At June 30, 2014, the fair value of the interest rate swap agreements increased the fair value of the notes by $571 and the variable interest rate of the swap agreements was 2.52%.

Revolving Credit Agreement

In May 2013, the Company entered into a new unsecured $500,000 revolving credit facility and terminated its previous $350,000 revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100,000 of unrestricted cash. As of June 30, 2014, the Company had $70,000 of borrowings outstanding under the agreement with a weighted average interest rate of 2.50%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of June 30, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $30,649 as of June 30, 2014, which were not part of the revolving credit facility.  The letters of credit bore interest at 0.46% as of June 30, 2014. The Company had outstanding surety bonds of $159,728 as of June 30, 2014.

7. Interest Rate Swap Agreements

In May 2011, the Company entered into $250,000 notional amount of interest rate swap agreements (2011 Swap Agreements) that are scheduled to expire June 1, 2017. Under the 2011 Swap Agreements, the Company receives a fixed rate of 5.75% and pays a variable rate of the three month LIBOR plus 3.50% adjusted quarterly, which allows the Company to adjust $250,000 of its senior notes to a floating rate. At June 30, 2014, the variable rate was 3.73%.

In April 2014, the Company entered into $300,000 notional amount of interest rate swap agreements (2014 Swap Agreements) that are scheduled to expire May 15, 2022. Under the 2014 Swap Agreements, the Company receives a fixed rate of 4.75% and pays a variable rate of the three month LIBOR plus 2.27% adjusted quarterly, which allows the Company to adjust $300,000 of its senior notes to a floating rate. At June 30, 2014, the variable rate was 2.52%.

The 2011 and 2014 Swap Agreements are formally designated and qualify as fair value hedges. The 2011 and 2014 Swap Agreements are recorded at fair value in the Consolidated Balance Sheet in other assets or other liabilities. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. Offsetting changes in fair value of both the interest rate swap agreements and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statement of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

The fair values of the 2011 and 2014 Swap Agreements as of June 30, 2014 were assets of approximately $8,935 and $571, respectively and are included in other long term assets in the Consolidated Balance Sheet. The fair value of the 2011 and 2014 Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

8. Stockholders' Equity

In January 2014, the Company completed the acquisition of 68% of USMM and as a result, issued 2,243,217 shares of Centene common stock to the selling stockholders.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$47,183	$40,289	$80,999	$62,928
Discontinued operations, net of tax	1,680	(805)	847	(442)
Net earnings	$48,863	$39,484	$81,846	$62,486

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	57,758,683	54,529,036	57,622,039	53,449,077
Common stock equivalents (as determined by applying the treasury stock method)	1,958,575	2,072,624	1,925,381	1,999,319
Weighted average number of common shares and potential dilutive common shares outstanding	59,717,258	56,601,660	59,547,420	55,448,396

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.82	$0.74	$1.41	$1.18
Discontinued operations	0.03	(0.02)	0.01	(0.01)
Basic earnings per common share	$0.85	$0.72	$1.42	$1.17

Diluted:
Continuing operations	$0.79	$0.71	$1.36	$1.14
Discontinued operations	0.03	(0.01)	0.01	(0.01)
Diluted earnings per common share	$0.82	$0.70	$1.37	$1.13

The calculation of diluted earnings per common share for the three and six months ended June 30, 2014 excludes the impact of 51,855 shares and 55,544 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2013 excludes the impact of 35,094 shares and 68,809 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended June 30, 2014, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,224,849	$516,238	$—	$3,741,087
Premium and service revenues from internal customers	13,789	675,825	(689,614)	—
Total premium and service revenues	$3,238,638	$1,192,063	$(689,614)	$3,741,087
Earnings from operations	$63,821	$28,851	$—	$92,672

Segment information for the three months ended June 30, 2013, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,324,750	$194,161	$—	$2,518,911
Premium and service revenues from internal customers	10,292	523,154	(533,446)	—
Total premium and service revenues	$2,335,042	$717,315	$(533,446)	$2,518,911
Earnings from operations	$45,601	$23,136	$—	$68,737

Segment information for the six months ended June 30, 2014, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$6,194,570	$898,578	$—	$7,093,148
Premium and service revenues from internal customers	26,614	1,314,741	(1,341,355)	—
Total premium and service revenues	$6,221,184	$2,213,319	$(1,341,355)	$7,093,148
Earnings from operations	$107,951	$54,755	$—	$162,706

Segment information for the six months ended June 30, 2013, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,621,199	$319,545	$—	$4,940,744
Premium and service revenues from internal customers	20,345	1,050,607	(1,070,952)	—
Total premium and service revenues	$4,641,544	$1,370,152	$(1,070,952)	$4,940,744
Earnings from operations	$54,860	$53,477	$—	$108,337

11. Contingencies
In October 2012, the Company notified the Cabinet that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth effective July 5, 2013.  The Company also filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking a declaration of the Company's right to terminate the contract on July 5, 2013.  In April 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages.  In May 2013, the Franklin Circuit Court ruled that Kentucky Spirit does not have a contractual right to terminate the contract early.  Kentucky Spirit has appealed that ruling to the Kentucky Court of Appeals.

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

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25,000 performance bond. In March 2014, Kentucky Spirit received a demand letter from the Commonwealth seeking damages to reimburse the Commonwealth for its alleged incurred and expected losses, expenses, transition costs and other damages for the period July 6, 2013 until July 5, 2014. The letter stated that the Commonwealth is seeking damages only on behalf of the Commonwealth, not the federal Centers for Medicare and Medicaid Services (CMS). In June 2014, the Commonwealth informed the Kentucky Department of Insurance that its expenditures due to Kentucky's Spirit's departure range from $28,000 to $40,000 plus interest, and that the associated CMS expenditures range from $92,000 to $134,000. Kentucky Spirit disputes the Commonwealth's alleged damages, is pursuing its own litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of June 30, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

12. Subsequent Events

In July 2014, the Company completed the transaction whereby Community Health Solutions of America, Inc. assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections (LHC). The purchase price is expected to be between approximately $110,000 and $140,000. Initial consideration of approximately $72,100 consists of a cash payment of $14,100 paid at signing and approximately $58,000 of common stock (746,369 shares) issued at closing. The remaining purchase price will be paid in cash in multiple steps and will be finalized based on membership retained by LHC in the first quarter of 2015.

In July 2014, the Company purchased a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group for approximately $16,000, subject to working capital adjustments. Centene will be a 50% joint shareholder with Ribera Salud's remaining investor, Banco Sabadell. The Company will account for its investment using the equity method of accounting. Upon closing, the Company executed letters of credit for approximately $65,000, or €48,000, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt.

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

Key financial metrics for the second quarter of 2014 are summarized as follows:

•	Quarter-end at-risk managed care membership of 3,164,500, an increase of 601,100 members, or 23% year over year.

•	Premium and service revenues of $3.7 billion, representing 49% growth year over year.

•	Health Benefits Ratio of 88.9%, compared to 88.4% in 2013.

•	General and Administrative expense ratio of 8.6%, compared to 8.9% in 2013.

•	Operating cash flow of $159.4 million for the second quarter of 2014.

•	Diluted earnings per share of $0.79, or $0.95 excluding a $0.16 impact associated with the health insurer fee, compared to $0.71 in 2013.

The following items contributed to our revenue and membership growth over the last year:

•	AcariaHealth. In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company.

•
California. In November 2013, our California subsidiary, California Health and Wellness (CHW), began operating under a new contract with the California Department of Health Care Services to serve Medicaid beneficiaries in 18 rural counties under the state's Medi-Cal Managed Care Rural Expansion program and Medi-Cal beneficiaries in Imperial County. In January 2014, CHW also began serving members under the state's Medicaid expansion program.

•
Centurion. Centurion is a joint venture between Centene and MHM Services Inc. In July 2013, Centurion began operating under a new contract with the Department of Corrections in Massachusetts to provide comprehensive healthcare services to individuals incarcerated in Massachusetts state correctional facilities. In January 2014, Centurion began operating under a new agreement with the Minnesota Department of Corrections to provide managed healthcare services to offenders in the state's correctional facilities. In September 2013, Centurion began operating under a new contract to provide comprehensive healthcare services to individuals incarcerated in Tennessee state correctional facilities.

•
Florida. In August 2013, our Florida subsidiary, Sunshine Health, began operating under a contract in 10 of 11 regions with the Florida Agency for Health Care Administration to serve members of the Medicaid managed care Long Term Care (LTC) program. Enrollment began in August 2013 and was implemented by region through March 2014.

In May 2014, Sunshine Health also began operating under a new contract in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual-eligible members. In addition, we began operating as the sole provider under a new statewide contract for the Child Welfare Specialty Plan (Foster Care). Enrollment for both the MMA program and Foster Care began in May 2014 and will be implemented by region through August 2014.

•
Health Insurance Marketplaces (HIM). In January 2014, we began serving members enrolled in Health Insurance Marketplaces in certain regions of 9 states: Arkansas, Florida, Georgia, Indiana, Massachusetts, Mississippi, Ohio, Texas and Washington.

•
Illinois. In March 2014, our Illinois subsidiary, IlliniCare Health, began operating under a new contract as part of the Illinois Medicare-Medicaid Alignment Initiative serving dual-eligible members in Cook, DuPage, Lake, Kane, Kankakee and Will counties (Greater Chicago region).

•
Massachusetts. In January 2014, our CeltiCare Health subsidiary began operating under a new contract with the Massachusetts Executive Office of Health and Human Services to participate in the MassHealth CarePlus program in all five regions.

•	New Hampshire. In December 2013, our subsidiary, New Hampshire Healthy Families, began operating under a new contract with the Department of Health and Human Services to serve Medicaid beneficiaries.

•
Ohio. In July 2013, our Ohio subsidiary, Buckeye Community Health Plan (Buckeye), began operating under a new and expanded contract with the Ohio Department of Medicaid (ODM) to serve Medicaid members statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). Buckeye also began serving members under the ABD Child program in July 2013. In January 2014, Buckeye began serving members under the state's Medicaid expansion program.

In May 2014, Buckeye began operating under a new contract with the ODM to serve Medicaid members in a dual-eligible demonstration program in three of seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the Integrated Care Delivery System expansion, serves those who have both Medicare and Medicaid eligibility. Enrollment began in May 2014 and will be implemented by region through July 2014.

•
U.S. Medical Management. In January 2014, we acquired a majority interest in U.S. Medical Management, LLC, a management services organization and provider of in-home health services for high acuity populations.

•	Washington. In January 2014, our subsidiary, Coordinated Care, began serving additional Medicaid members under the state's Medicaid expansion program.

We expect the following items to contribute to our future growth potential:

•
We expect to realize the full year benefit in 2014 of business commenced during 2013 in California, Florida, Massachusetts, New Hampshire, Ohio, and Tennessee and the acquisition of AcariaHealth as discussed above.

•
In July 2014, our Illinois subsidiary, IlliniCare Health, began operating under a new five-year contract with the Cook County Health and Hospitals System to perform third party administrative services to members enrolled in the CountyCare program, as well as care coordination, behavioral health, vision care and pharmacy benefit management services.

•
In July 2014, our Mississippi subsidiary, Magnolia Health, began operating as one of two contractors under a new statewide managed care contract serving members enrolled in the Mississippi Coordinated Access Network program. The program provides for membership expansion beginning in late 2014.

•
In July 2014, we completed the transaction whereby Community Health Solutions of America, Inc. (CHS) assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to our subsidiary, Louisiana Healthcare Connections (LHC). The purchase price will be between approximately $110.0 million and $140.0 million. Initial consideration of approximately $72.1 million consists of a cash payment of $14.1 million paid at signing and approximately $58.0 million paid in stock at closing. The remaining purchase price will be paid in cash in multiple steps and will be finalized based on membership retained by LHC in the first quarter of 2015.

•
In July 2014, we completed the purchase of a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group. Centene will be a joint shareholder with Ribera Salud's remaining investor, Banco Sabadell.

•
In December 2013, we signed a definitive agreement to purchase a majority stake in Fidelis SecureCare of Michigan, Inc. (Fidelis), a subsidiary of Fidelis SeniorCare, Inc. The transaction is expected to close in the first half of 2015, subject to certain closing conditions including regulatory approvals, and will involve cash purchase price payments contingent on the performance of the plan. Fidelis was selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. Enrollment is expected to commence in the first half of 2015.

•
In November 2013, our South Carolina subsidiary, Absolute Total Care, was selected by the South Carolina Department of Health and Human Services to serve dual-eligible members as part of the state's pilot program to provide integrated and coordinated care for individuals who are eligible for both Medicare and Medicaid. Operations are expected to commence in the first quarter of 2015.

•
In September 2013, we were awarded a contract in Texas from the Texas Health and Human Services Commission to expand our operations and serve STAR+PLUS members in two Medicaid Rural Service Areas. Enrollment is expected to begin in the third quarter of 2014.

MEMBERSHIP

From June 30, 2013 to June 30, 2014, we increased our at-risk managed care membership by 601,100, or 23%.  The following table sets forth our membership by state for our managed care organizations:

	June 30, 2014	December 31, 2013	June 30, 2013
Arizona	7,000	7,100	23,200
Arkansas	31,100	—	—
California	131,100	97,200	—
Florida	313,800	222,000	216,200
Georgia	373,000	318,700	316,600
Illinois	29,500	22,300	18,000
Indiana	200,500	195,500	200,000
Kansas	146,100	139,900	137,500
Louisiana	148,600	152,300	153,700
Massachusetts	47,200	22,600	15,200
Minnesota	9,400	—	—
Mississippi	97,400	78,300	77,300
Missouri	58,700	59,200	58,800
New Hampshire	39,500	33,600	—
Ohio	225,900	173,200	156,700
South Carolina	101,800	91,900	88,800
Tennessee	21,300	20,700	—
Texas	921,500	935,100	960,400
Washington	193,800	82,100	67,600
Wisconsin	67,300	71,500	73,400
Total	3,164,500	2,723,200	2,563,400

At June 30, 2014, we served 155,800 Medicaid members in Medicaid expansion programs in California, Massachusetts, Ohio and Washington included in the table above. We also served 182,200 members at June 30, 2014 under our behavioral health contract in Arizona, compared to 157,100 members at June 30, 2013.

The following table sets forth our membership by line of business:

	June 30, 2014	December 31, 2013	June 30, 2013
Medicaid	2,385,500	2,054,700	1,953,600
CHIP & Foster Care	261,800	275,100	273,200
ABD & Medicare	329,700	305,300	289,800
HIM	75,700	—	—
Hybrid Programs	17,000	19,000	22,400
LTC	53,500	37,800	24,400
Correctional services	41,300	31,300	—
Total	3,164,500	2,723,200	2,563,400

The following table identifies our dual eligible membership by line of business. The membership tables above include these members.

	June 30, 2014	December 31, 2013	June 30, 2013
ABD	89,300	71,700	71,400
LTC	41,800	28,800	16,600
Medicare	8,200	6,500	5,700
Total	139,300	107,000	93,700

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2014 and 2013, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2014 and 2013 is as follows ($ in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change 2013-2014	2014	2013	% Change 2013-2014
Premium	$3,331.1	$2,413.3	38.0%	$6,402.0	$4,801.9	33.3%
Service	410.0	105.6	288.3%	691.2	138.8	398.0%
Premium and service revenues	3,741.1	2,518.9	48.5%	7,093.2	4,940.7	43.6%
Premium tax and health insurer fee	282.6	91.6	208.4%	390.4	195.3	99.9%
Total revenues	4,023.7	2,610.5	54.1%	7,483.6	5,136.0	45.7%
Medical costs	2,960.1	2,134.3	38.7%	5,702.6	4,288.8	33.0%
Cost of services	365.9	93.3	292.2%	608.2	118.4	413.8%
General and administrative expenses	321.0	223.4	43.7%	616.6	426.8	44.5%
Premium tax expense	252.7	90.8	178.4%	330.9	193.7	70.8%
Health insurer fee expense	31.3	—	n.m.	62.7	—	n.m.
Earnings from operations	92.7	68.7	34.8%	162.6	108.3	50.2%
Investment and other income, net	(1.3)	(2.9)	54.2%	(3.6)	(5.3)	31.3%
Earnings from continuing operations, before income tax expense	91.4	65.8	38.8%	159.0	103.0	54.4%
Income tax expense	44.9	26.0	72.8%	79.4	40.7	95.4%
Earnings from continuing operations, net of income tax	46.5	39.8	16.7%	79.6	62.3	27.7%
Discontinued operations, net of income tax expense (benefit) of $1.5, $(0.7), $1.5 and $(0.4) respectively	1.7	(0.8)	308.7%	0.8	(0.4)	291.6%
Net earnings	48.2	39.0	23.4%	80.4	61.9	30.0%
Noncontrolling interest	(0.7)	(0.5)	(55.8)%	(1.4)	(0.6)	(143.4)%
Net earnings attributable to Centene Corporation	$48.9	$39.5	23.8%	$81.8	$62.5	31.0%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$47.2	$40.3	17.1%	$81.0	$62.9	28.7%
Discontinued operations, net of income tax expense	1.7	(0.8)	308.7%	0.8	(0.4)	291.6%
Net earnings	$48.9	$39.5	23.8%	$81.8	$62.5	31.0%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.79	$0.71	11.3%	$1.36	$1.14	19.3%
Discontinued operations	0.03	(0.01)	400.0%	0.01	(0.01)	200.0%
Total diluted earnings per common share	$0.82	$0.70	17.1%	$1.37	$1.13	21.2%

n.m.: not meaningful.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Premium and Service Revenues

Premium and service revenues increased 49% in the three months ended June 30, 2014 over the corresponding period in 2013 primarily as a result of the expansion in Florida, growth in the AcariaHealth business, the addition of the California contract, the expansion in Ohio and our participation in the Health Insurance Marketplaces.

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

	2014	2013
Medicaid, CHIP, Foster Care & HIM	84.7%	88.4%
ABD, LTC & Medicare	94.9	89.1
Specialty Services	80.4	82.6
Total	88.9	88.4

The consolidated HBR for the three months ended June 30, 2014, was 88.9%, compared to 88.4% in the same period in 2013.  The HBR increase compared to 2013 reflects an increase in higher acuity membership over the comparable prior year period.

Revenue and HBR results for new business and existing business are listed below to assist in understanding our results of operations. Existing businesses are primarily state markets or significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets or significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters. The following table compares the results for new business and existing business for the three months ended June 30,:

	2014	2013
Premium and Service Revenue
New business	26%	18%
Existing business	74%	82%

HBR
New business	91.8%	90.4%
Existing business	87.9%	88.0%
Cost of Services

Cost of services increased by $272.6 million in the three months ended June 30, 2014, compared to the corresponding period in 2013.  This was primarily due to growth in AcariaHealth as well as the acquisition of U.S. Medical Management.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $97.6 million in the three months ended June 30, 2014, compared to the corresponding period in 2013.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the three months ended June 30, 2014 and 2013 was 8.6% and 8.9%, respectively.  The year over year decrease reflects the leveraging of expenses over higher revenue in 2014. The 2013 G&A expense ratio also includes the impact of $0.07 per diluted share of AcariaHealth transaction costs which increased the 2013 G&A expense ratio by approximately 20 basis points.

Health Insurer Fee Expense

During the three months ended June 30, 2014, we recorded $31.3 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of June 30, 2014, we have received signed agreements from 14 of 17 applicable states, which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $30.4 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee related to states where we have not received signed agreements reduced our diluted earnings per share by $0.16 during the second quarter of 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2014	2013
Investment and other income	$7.3	$4.1
Interest expense	(8.6)	(7.0)
Other income (expense), net	$(1.3)	$(2.9)

The increase in investment income in 2014 reflects an increase in investment balances over 2013 and improved performance of certain equity investments. Interest expense increased in 2014 compared to 2013, reflecting the issuance of an additional $300 million in Senior Notes in April 2014 and a higher level of borrowings under our revolving credit agreement.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the three months ended June 30, 2014 and 2013, was a tax expense of 48.7% and 39.2%, respectively. The increase is due to the non-deductibility of the health insurer fee for income tax purposes. The loss of deduction from the health insurer fee increased our effective tax rate by approximately 900 basis points.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$3,238.6	$2,335.0	38.7%
Specialty Services	1,192.1	717.3	66.2%
Eliminations	(689.6)	(533.4)	(29.3)%
Consolidated Total	$3,741.1	$2,518.9	48.5%
Earnings from Operations
Managed Care	$63.8	$45.6	40.0%
Specialty Services	28.9	23.1	24.7%
Consolidated Total	$92.7	$68.7	34.8%

Managed Care

Premium and service revenues increased 38.7% in the three months ended June 30, 2014, primarily as a result of the expansion in Florida, the addition of the California contract, the expansion in Ohio and our participation in the Health Insurance Marketplaces. Earnings from operations increased 40.0% between years primarily reflecting the growth in the business.

Specialty Services

Premium and service revenues increased 66.2% in the three months ended June 30, 2014, resulting from growth in the AcariaHealth business, increased services associated with membership growth in the Managed Care segment, the addition of three Centurion contracts and the acquisition of U.S. Medical Management.  Earnings from operations increased 24.7% in the three months ended June 30, 2014, primarily reflecting growth in the AcariaHealth business as well as improvement in our legacy individual health business.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Premium and Service Revenues

Premium and service revenues increased 43.6% in the six months ended June 30, 2014, over the corresponding period in 2013 primarily as a result of the expansion in Florida, growth in the AcariaHealth business, the addition of the California contract, the expansion in Washington and our participation in the Health Insurance Marketplaces. During the six months ended June 30, 2014, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

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

	2014	2013
Medicaid, CHIP, Foster Care & HIM	85.8%	89.6%
ABD, LTC & Medicare	94.0	89.6
Specialty Services	84.0	83.0
Total	89.1	89.3

The consolidated HBR for the six months ended June 30, 2014 of 89.1% was a decrease of 20 basis points over the comparable period in 2013.  The decrease compared to last year primarily reflects reduced utilization in certain markets in the first quarter of 2014 associated with inclement weather, partially offset by an increase in higher acuity membership over the comparable prior year period.

Cost of Services

Cost of services increased by $489.8 million in the six months ended June 30, 2014, compared to the corresponding period in 2013.  This was primarily due to the acquisition of and growth in our AcariaHealth business as well as the acquisition of U.S. Medical Management.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $189.8 million in the six months ended June 30, 2014, compared to the corresponding period in 2013.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the six months ended June 30, 2014 and 2013 was 8.7% and 8.6%, respectively.  The year over year increase in the G&A expense ratio reflects U.S. Medical Management transaction costs in the first quarter of 2014, partially offset by the leveraging of expenses over higher revenues in 2014.

Health Insurer Fee Expense

During the six months ended June 30, 2014, we recorded $62.7 million of non-deductible expense for the ACA annual health insurer fee. We recorded $59.8 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.32 during the six months ended June 30, 2014 due to the timing of the recognition of the revenue associated with the reimbursement from our state customers. During the year ended December 31, 2014, we expect to record $125.3 million of non-deductible expense for the health insurer fee expense.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, 2014 ($ in millions):

	2014	2013
Investment and other income	$12.0	$8.3
Interest expense	(15.6)	(13.7)
Other income (expense), net	$(3.6)	$(5.4)

The increase in investment income in 2014 reflects an increase in investment balances over 2013 and improved performance of certain equity investments. Interest expense increased during the six months ended June 30, 2014 by $2.0 million reflecting the issuance of an additional $300 million in Senior Notes in April 2014 and a higher level of borrowings under our revolving credit agreement.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the six months ended June 30, 2014 was 49.5% compared to 39.2% in the corresponding period in 2013. The increase is due to the non-deductibility of the health insurer fee for income tax purposes. The loss of deduction from the health insurer fee increased our effective tax rate by approximately 900 basis points.

Segment Results

The following table summarizes our operating results by segment for the six months ended June 30, 2014 (in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$6,221.2	$4,641.5	34.0%
Specialty Services	2,213.3	1,370.2	61.5%
Eliminations	(1,341.4)	(1,071.0)	(25.2)%
Consolidated Total	$7,093.1	$4,940.7	43.6%
Earnings from Operations
Managed Care	$108.0	$54.8	96.8%
Specialty Services	54.7	53.5	2.4%
Consolidated Total	$162.7	$108.3	50.2%

Managed Care

Premium and service revenues increased 34.0% in the six months ended June 30, 2014, primarily as a result of expansions in Florida, Ohio and Washington, the additions of the California and New Hampshire contracts and our participation in the Health Insurance Marketplaces. Earnings from operations increased 96.8% in the six months ended June 30, 2014, primarily reflecting growth in the business as well as reduced utilization in certain markets in the first quarter of 2014 associated with inclement weather.

Specialty Services

Premium and service revenues increased 61.5% in the six months ended June 30, 2014, resulting from growth in our AcariaHealth business, increased services associated with membership growth in the Managed Care segment, the addition of three Centurion contracts and the acquisition of U.S. Medical Management.  Earnings from operations increased 2.4% in the six months ended June 30, 2014, primarily reflecting growth in the AcariaHealth business as well as improvement in our legacy individual health business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$411.9	$80.9
Net cash used in investing activities	(389.6)	(275.5)
Net cash provided by financing activities	198.4	39.3
Net increase (decrease) in cash and cash equivalents	$220.7	$(155.3)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $411.9 million in the six months ended June 30, 2014, compared to $80.9 million in the comparable period in 2013.  The cash provided by operations in 2014 was primarily related to an increase in medical claims liabilities.

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

	Six Months Ended June 30,
	2014	2013
Premium and related receivables	$(160.7)	$(71.2)
Unearned revenue	(18.1)	(12.1)
Net decrease in operating cash flow	$(178.8)	$(83.3)

Cash Flows Used in Investing Activities

Investing activities used cash of $389.6 million in the six months ended June 30, 2014, and $275.5 million in the comparable period in 2013.  Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisition of U.S. Medical Management and capital expenditures.  We completed the acquisition of U.S. Medical Management in January 2014 for $213.7 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $81.0 million of cash. During 2013, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

We spent $41.6 million and $30.1 million in the six months ended June 30, 2014 and 2013, respectively, on capital expenditures for system enhancements and market expansions.

As of June 30, 2014, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.8 years.  We had unregulated cash and investments of $50.3 million at June 30, 2014, compared to $44.7 million at December 31, 2013.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $198.4 million in the six months ended June 30, 2014, compared to $39.3 million in the comparable period in 2013.  During 2014, our financing activities primarily related to the proceeds from the issuance of Senior Debt. In April 2014, we issued $300 million 4.75% Senior Notes due May 15, 2022 at par. In connection with the April 2014 issuance, we entered into interest rate swap agreements for a notional amount of $300 million. During 2013, our financing activities primarily related to proceeds from the exercise of stock options.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of June 30, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $30.6 million as of June 30, 2014, which were not part of our revolving credit facility and bore interest at 0.46%. In addition, we had outstanding surety bonds of $159.7 million as of June 30, 2014.

At June 30, 2014, we had working capital, defined as current assets less current liabilities, of $207.2 million, compared to $241.1 million at December 31, 2013.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At June 30, 2014, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 37.5%, compared to 35.0% at December 31, 2013.  Excluding the $71.4 million non-recourse mortgage note, our debt to capital ratio is 35.5%, compared to 32.4% at December 31, 2013.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2014 Expectations

In July 2014, we completed the transaction whereby CHS assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to Centene's wholly owned subsidiary, LHC. The purchase price will be between approximately $110.0 million and $140.0 million. Initial consideration of approximately $72.1 million consists of a cash payment of $14.1 million paid at signing and approximately $58.0 million of common stock (746,369 shares) issued at closing. The remaining purchase price will be paid in cash in multiple steps and will be finalized based on membership retained by LHC in the first quarter of 2015.

In July, 2014, we purchased a noncontrolling interest in Ribera Salud, a Spanish health management group for approximately $16.0 million, subject to working capital adjustments. Centene will be a 50% joint shareholder with Ribera Salud's remaining investor, Banco Sabadell. We will account for its investment using the equity method of accounting. Upon closing, we executed letters of credit for approximately $65.0 million, or €48.0 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt.

During the remainder of 2014, we expect to make net capital contributions to our insurance subsidiaries of approximately $285 million associated with our growth and spend approximately $60 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2014 and borrowings on our revolving credit facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance the CHS, Ribera Salud and Fidelis transactions discussed above as well as our general operations and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2014, our subsidiaries had aggregate statutory capital and surplus of $1,300.2 million, compared with the required minimum aggregate statutory capital and surplus requirements of $756.1 million.  During the six months ended June 30, 2014, we contributed $148 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2014, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2014, we had short-term investments of $127.3 million and long-term investments of $1,075.4 million, including restricted deposits of $78.4 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2014, the fair value of our fixed income investments would decrease by approximately $28.6 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $550 million of our Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2014, the fair value of our debt would decrease by approximately $27.8 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kentucky Spirit's efforts to resolve issues with the Commonwealth were unsuccessful and on July 5, 2013, Kentucky Spirit proceeded with its previously announced exit.  The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract. The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25.0 million performance bond. In March 2014, Kentucky Spirit received a demand letter from the Commonwealth seeking damages to reimburse the Commonwealth for its alleged incurred and expected losses, expenses, transition costs and other damages for the period July 6, 2013 until July 5, 2014. The letter stated that the Commonwealth is seeking damages only on behalf of the Commonwealth, not the federal Centers for Medicare and Medicaid Services (CMS). In June 2014, the Commonwealth informed the Kentucky Department of Insurance that its expenditures due to Kentucky Spirit's departure range from $28.0 million to $40.0 million plus interest, and that the associated CMS expenditures range from $92.0 million to $134.0 million. Kentucky Spirit disputes the Commonwealth's alleged damages, is pursuing its own litigation claims for damages against the Commonwealth and will vigorously defend against any allegations that it has breached the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of June 30, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016). Beginning in 2017, the federal share begins to decline to 90% by 2020 and subsequent years. As of March 31, 2014, 27 states have expanded Medicaid eligibility or will be doing so in 2014. The ACA also maintained CHIP eligibility standards through September 2019.

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

Our contracts with states may require us to maintain a minimum health benefits ratio (HBR) or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to rebate premium back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

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

We provide managed care programs and selected services to individuals receiving benefits under governmental assistance programs. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our government contracts are generally intended to run for three years and may be extended for additional years if the contracting entity or its agent elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment and agreement to maintain a Medicare plan in the state and financial standards and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

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

Our health plans rely on other state-operated systems or subcontractors to qualify, solicit, educate and assign eligible members into managed care plans. The effectiveness of these state operations and subcontractors can have a material effect on a health plan’s enrollment in a particular month or over an extended period. When a state implements new programs to determine eligibility, new processes to assign or enroll eligible members into health plans, or chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care plans.

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

In any particular market, physicians and other healthcare providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements. In some markets, certain healthcare providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other healthcare providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of healthcare providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. Provider networks may consolidate, resulting in a reduction in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

From time to time healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. In addition, we are aware that other managed care organizations have been subject to class action suits by healthcare providers with respect to claim payment procedures, and we may be subject to similar suits. Regardless of whether any suits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly maintain or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Despite our best attempts to maintain adherence to information privacy and security best practices as well as compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2014
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 - April 30, 2014	9,015	$62.57	—	1,667,724
May 1 - May 31, 2014	27,699	73.66	—	1,667,724
June 1 - June 30, 2014	3,388	74.56	—	1,667,724
Total	40,102	$71.25	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 1,667,724 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment L (Version 2.10) to Contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin, Inc. d.b.a Superior HealthPlan Network

10.2	Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Centene Corporation's Current Report on Form 8-K dated April 22, 2014).

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

* The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 22, 2014.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)