Form 10-Q
period 2014-09-30
CENTENE CORP
filed 2014-10-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒

As of October 17, 2014, the registrant had 58,668,982 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$1,523,596	$974,304
Cash and cash equivalents of discontinued operations	59,376	63,769
Total cash and cash equivalents	1,582,972	1,038,073
Premium and related receivables	685,188	428,570
Short term investments	166,993	102,126
Other current assets	319,700	217,661
Other current assets of discontinued operations	12,858	13,743
Total current assets	2,767,711	1,800,173
Long term investments	1,108,261	791,900
Restricted deposits	99,727	46,946
Property, software and equipment, net	424,229	395,407
Goodwill	753,060	348,432
Intangible assets, net	127,297	48,780
Other long term assets	140,429	59,357
Long term assets of discontinued operations	25,631	38,305
Total assets	$5,446,345	$3,529,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,588,798	$1,111,709
Accounts payable and accrued expenses	926,780	375,862
Unearned revenue	94,961	38,191
Current portion of long term debt	5,131	3,065
Current liabilities of discontinued operations	18,623	30,294
Total current liabilities	2,634,293	1,559,121
Long term debt	949,720	665,697
Other long term liabilities	80,371	60,015
Long term liabilities of discontinued operations	411	1,028
Total liabilities	3,664,795	2,285,861
Commitments and contingencies
Redeemable noncontrolling interest	140,499	—
Stockholders’ equity:
Common stock, $.001 par value; authorized 200,000,000 shares; 61,357,390 issued and 58,666,797 outstanding at September 30, 2014, and 58,673,215 issued and 55,319,239 outstanding at December 31, 2013	61	59
Additional paid-in capital	811,752	594,326
Accumulated other comprehensive loss	(605)	(2,620)
Retained earnings	896,385	731,919
Treasury stock, at cost (2,690,593 and 3,353,976 shares, respectively)	(74,690)	(89,643)
Total Centene stockholders’ equity	1,632,903	1,234,041
Noncontrolling interest	8,148	9,398
Total stockholders’ equity	1,641,051	1,243,439
Total liabilities and stockholders’ equity	$5,446,345	$3,529,300

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premium	$3,780,256	$2,613,567	$10,182,201	$7,415,518
Service	378,833	112,497	1,070,036	251,290
Premium and service revenues	4,159,089	2,726,064	11,252,237	7,666,808
Premium tax and health insurer fee	192,772	69,504	583,212	264,781
Total revenues	4,351,861	2,795,568	11,835,449	7,931,589
Expenses:
Medical costs	3,390,090	2,293,616	9,092,644	6,582,445
Cost of services	327,232	100,479	935,404	218,844
General and administrative expenses	333,878	249,028	950,432	675,783
Premium tax expense	160,744	68,453	491,691	262,188
Health insurer fee expense	31,985	—	94,640	—
Total operating expenses	4,243,929	2,711,576	11,564,811	7,739,260
Earnings from operations	107,932	83,992	270,638	192,329
Other income (expense):
Investment and other income	5,676	4,757	17,652	13,099
Interest expense	(9,282)	(6,603)	(24,909)	(20,261)
Earnings from continuing operations, before income tax expense	104,326	82,146	263,381	185,167
Income tax expense	26,696	32,280	106,125	72,937
Earnings from continuing operations, net of income tax expense	77,630	49,866	157,256	112,230
Discontinued operations, net of income tax expense (benefit) of $(142), $(620), $1,311, and $(970), respectively	1,521	(952)	2,368	(1,394)
Net earnings	79,151	48,914	159,624	110,836
Noncontrolling interest	(3,469)	(459)	(4,842)	(1,023)
Net earnings attributable to Centene Corporation	$82,620	$49,373	$164,466	$111,859

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$81,099	$50,325	$162,098	$113,253
Discontinued operations, net of income tax expense (benefit)	1,521	(952)	2,368	(1,394)
Net earnings	$82,620	$49,373	$164,466	$111,859

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.38	$0.92	$2.80	$2.10
Discontinued operations	0.03	(0.02)	0.04	(0.02)
Basic earnings per common share	$1.41	$0.90	$2.84	$2.08

Diluted:
Continuing operations	$1.34	$0.88	$2.70	$2.02
Discontinued operations	0.02	(0.01)	0.04	(0.02)
Diluted earnings per common share	$1.36	$0.87	$2.74	$2.00

Weighted average number of common shares outstanding:
Basic	58,613,484	54,679,660	57,956,152	53,863,779
Diluted	60,681,875	56,933,056	59,936,699	55,956,421
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$79,151	$48,914	$159,624	$110,836
Reclassification adjustment, net of tax	(109)	(94)	(206)	(621)
Change in unrealized gain (loss) on investments, net of tax	(2,376)	2,310	2,555	(6,413)
Foreign currency translation adjustments, net of tax	(334)	—	(334)	—
Other comprehensive earnings (loss)	(2,819)	2,216	2,015	(7,034)
Comprehensive earnings	76,332	51,130	161,639	103,802
Comprehensive earnings (loss) attributable to the noncontrolling interest	(3,469)	(459)	(4,842)	(1,023)
Comprehensive earnings attributable to Centene Corporation	$79,801	$51,589	$166,481	$104,825

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2014

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2013	58,673,215	$59	$594,326	$(2,620)	$731,919	3,353,976	$(89,643)	$9,398	$1,243,439
Comprehensive Earnings:
Net earnings	—	—	—	—	164,466	—	—	(1,250)	163,216
Change in unrealized investment loss, net of $1,294 tax	—	—	—	2,349	—	—	—	—	2,349
Foreign currency translation, net of $(143) tax				(334)					(334)
Total comprehensive earnings									165,231
Common stock issued for acquisition	2,243,217	2	169,825	—	—	(746,369)	20,585	—	190,412
Common stock issued for employee benefit plans	440,958	—	6,085	—	—	—	—	—	6,085
Common stock repurchases	—	—	—	—	—	82,986	(5,632)	—	(5,632)
Stock compensation expense	—	—	34,613	—	—	—	—	—	34,613
Excess tax benefits from stock compensation	—	—	6,903	—	—	—	—	—	6,903
Balance, September 30, 2014	61,357,390	$61	$811,752	$(605)	$896,385	2,690,593	$(74,690)	$8,148	$1,641,051

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$159,624	$110,836
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	65,008	50,220
Stock compensation expense	34,613	27,252
Deferred income taxes	(64,931)	1,626
Changes in assets and liabilities
Premium and related receivables	(243,032)	(58,587)
Other current assets	(24,678)	(19,133)
Other assets	(51,625)	(65,397)
Medical claims liabilities	476,414	103,895
Unearned revenue	54,000	7,976
Accounts payable and accrued expenses	427,128	48,840
Other operating activities	21,213	4,142
Net cash provided by operating activities	853,734	211,670
Cash flows from investing activities:
Capital expenditures	(68,528)	(46,383)
Purchases of investments	(738,474)	(666,016)
Sales and maturities of investments	319,711	451,034
Investments in acquisitions, net of cash acquired	(94,154)	(62,773)
Net cash used in investing activities	(581,445)	(324,138)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,472	7,674
Proceeds from borrowings	1,385,000	30,000
Payment of long-term debt	(1,117,576)	(40,842)
Proceeds from stock offering	—	15,225
Excess tax benefits from stock compensation	6,903	1,140
Common stock repurchases	(5,632)	(5,677)
Contribution from noncontrolling interest	5,407	5,864
Debt issue costs	(6,475)	(3,587)
Net cash provided by financing activities	273,099	9,797
Effect of exchange rate changes on cash and cash equivalents	(489)	—
Net increase (decrease) in cash and cash equivalents	544,899	(102,671)
Cash and cash equivalents, beginning of period	1,038,073	843,952
Cash and cash equivalents, end of period	$1,582,972	$741,281
Supplemental disclosures of cash flow information:
Interest paid	$17,902	$16,738
Health insurer fee paid	126,187	—
Income taxes paid	167,283	40,921
Equity issued in connection with acquisition	190,412	75,425

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

The total fair value of 100% of USMM on the date of acquisition was $352,348 ($213,664 for the Company's interest and $138,684 for the redeemable noncontrolling interest). The Company's preliminary allocation of fair value resulted in goodwill of $283,081 and other identifiable intangible assets of $78,390. Approximately 45% of the goodwill is deductible for income tax purposes. The Company has not finalized the allocation of the fair value of assets and liabilities. The acquisition is recorded in the Specialty Services segment.

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

As a result of the put option agreement, the noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the consolidated balance sheets. The noncontrolling interest was initially measured at fair value using the binomial lattice model as of the acquisition date. The Company has elected to accrete changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the effective interest method.

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows:

Balance, December 31, 2013	$—
Fair value of noncontrolling interest at acquisition	138,684
Contribution from noncontrolling interest	5,407
Net losses attributable to noncontrolling interest	(3,592)
Balance, September 30, 2014	$140,499

Community Health Solutions of America, Inc.

In July 2014, the Company completed a transaction whereby Community Health Solutions of America, Inc. assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections (LHC).

The fair value of consideration transferred of $133,791 consists of the following: cash paid of $14,061; Centene common stock (746,369 shares) issued at closing of $58,135; the present value of additional cash consideration to be paid upon announcement of the Bayou Health Reprocurement winners of $41,929, and; the present value of the estimated contingent consideration subject to membership retained by LHC in the first quarter of 2015 of $19,666. The contingent consideration will not exceed $28,200.

The Company's preliminary allocation of fair value resulted in goodwill of $121,691 and other identifiable intangible assets of $12,100. Approximately 100% of the goodwill is deductible for income tax purposes. The Company has not finalized the allocation of the fair value of assets and liabilities. The acquisition is recorded in the Managed Care segment.

Ribera Salud S.A.

In July 2014, the Company purchased a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group for $16,984. Centene is a 50% joint shareholder with Ribera Salud's remaining investor, Banco Sabadell S.A. The Company is accounting for its investment using the equity method of accounting. Any basis difference between the Company's share of underlying net assets and the purchase price will be attributable to certain intangible assets and will be accreted into earnings over their useful lives.

Upon closing, the Company executed letters of credit for $60,889 (valued at the September 30, 2014 conversion rate), or €48,000, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt.

3. Discontinued Operations: Kentucky Spirit Health Plan

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allowed the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  As of July 6, 2013, our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky. Refer to Note 12, Contingencies, in the Notes to the Consolidated Financial Statements for further information regarding litigation between the Company and the Cabinet.

The results of operations of KSHP are presented as discontinued operations for all periods presented. The assets, liabilities and results of operations of KSHP are classified as discontinued operations for all periods presented beginning in 2011. KSHP was previously reported in the Managed Care segment.

During the nine months ended September 30, 2014, the Company received $8,000 of dividends from KSHP. KSHP had remaining statutory capital of approximately $79,000 at September 30, 2014, which, subject to future dividends, will be transferred to unregulated cash upon regulatory approval.

Operating results for the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$8,084	$—	$243,900
Earnings (loss) before income taxes	1,379	(1,572)	3,679	(2,364)
Net earnings (loss)	1,521	(952)	2,368	(1,394)

The net earnings from discontinued operations for the three months ended September 30, 2014 includes the reversal of the expense previously recorded for the health insurer fee of $1,788.

Assets and liabilities of the discontinued operations are as follows:

	September 30, 2014	December 31, 2013
Current assets	$72,234	$77,512
Long term investments and restricted deposits	25,631	38,305
Assets of discontinued operations	$97,865	$115,817

Medical claims liability	$11,847	$27,637
Accounts payable and accrued expenses	6,776	2,657
Other liabilities	411	1,028
Liabilities of discontinued operations	$19,034	$31,322

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following:

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$329,439	$246	$(4,273)	$325,412	$246,085	$245	$(7,494)	$238,836
Corporate securities	489,304	2,815	(990)	491,129	293,912	2,782	(608)	296,086
Restricted certificates of deposit	5,892	—	—	5,892	5,891	—	—	5,891
Restricted cash equivalents	78,995	—	—	78,995	26,642	—	—	26,642
Municipal securities:
General obligation	49,467	422	(14)	49,875	54,003	555	(136)	54,422
Pre-refunded	4,955	46	(16)	4,985	10,835	82	—	10,917
Revenue	100,312	768	(58)	101,022	68,801	545	(292)	69,054
Variable rate demand notes	11,700	—	—	11,700	28,575	—	—	28,575
Asset backed securities	185,270	389	(143)	185,516	138,803	579	(332)	139,050
Mortgage backed securities	46,023	753	—	46,776	33,974	—	(83)	33,891
Cost and equity method investments	58,051	—	—	58,051	22,239	—	—	22,239
Life insurance contracts	15,628	—	—	15,628	15,369	—	—	15,369
Total	$1,375,036	$5,439	$(5,494)	$1,374,981	$945,129	$4,788	$(8,945)	$940,972

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of September 30, 2014, 48% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 60% were rated AA-/Aa3 or higher, and 90% were rated

A-/A3 or higher.  At September 30, 2014, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2014				December 31, 2013
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(204)	$62,910	$(4,069)	$178,270	$(6,188)	$172,365	$(1,307)	$26,454
Corporate securities	(972)	195,027	(18)	983	(400)	52,725	(207)	5,020
Municipal securities:
General obligation	—	—	(14)	3,456	(72)	3,480	(63)	2,426
Pre-refunded	(16)	1,022	—	—	—	—	—	—
Revenue	(24)	2,356	(34)	3,395	(292)	27,789	—	—
Asset backed securities	(62)	41,911	(81)	10,046	(333)	37,689	—	—
Mortgage backed securities	—	—	—	—	(83)	33,891	—	—
Total	$(1,278)	$303,226	$(4,216)	$196,150	$(7,368)	$327,939	$(1,577)	$33,900

As of September 30, 2014, the gross unrealized losses were generated from 91 positions out of a total of 332 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If the security meets this criterion, the decline in fair value is other-than-temporary and is recorded in earnings.  The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, there is no indication of other-than-temporary impairment for these securities.

The contractual maturities of short-term and long-term investments and restricted deposits are as follows:

	September 30, 2014				December 31, 2013
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$166,251	$166,993	$91,716	$91,731	$101,537	$102,126	$40,633	$40,637
One year through five years	953,321	952,591	7,999	7,996	609,755	610,589	6,301	6,309
Five years through ten years	123,875	123,175	—	—	157,003	151,221	—	—
Greater than ten years	31,874	32,495	—	—	29,900	30,090	—	—
Total	$1,275,321	$1,275,254	$99,715	$99,727	$898,195	$894,026	$46,934	$46,946

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

The following table summarizes fair value measurements by level at September 30, 2014, for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,523,596	$—	$—	$1,523,596
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$270,857	$39,715	$—	$310,572
Corporate securities	—	491,129	—	491,129
Municipal securities:
General obligation	—	49,875	—	49,875
Pre-refunded	—	4,985	—	4,985
Revenue	—	101,022	—	101,022
Variable rate demand notes	—	11,700	—	11,700
Asset backed securities	—	185,516	—	185,516
Mortgage backed securities	—	46,776	—	46,776
Total investments	$270,857	$930,718	$—	$1,201,575
Restricted deposits available for sale:
Cash and cash equivalents	$78,995	$—	$—	$78,995
Certificates of deposit	5,892	—	—	5,892
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14,840	—	—	14,840
Total restricted deposits	$99,727	$—	$—	$99,727
Other long-term assets: Interest rate swap agreements	$—	$6,796	$—	$6,796
Total assets at fair value	$1,894,180	$937,514	$—	$2,831,694
Liabilities
Other long-term liabilities: Interest rate swap agreements	$—	$1,250	$—	$1,250
Total liabilities at fair value	$—	$1,250	$—	$1,250

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At September 30, 2014, there were $38,347 of transfers from Level I to Level II and $621 of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $73,679 and $37,608 as of September 30, 2014 and December 31, 2013, respectively.

6. Debt

Debt consists of the following:

	September 30, 2014	December 31, 2013
Senior notes, at par	$725,000	$425,000
Unamortized premium on senior notes	4,724	6,052
Fair value of interest rate swap agreements	5,546	9,576
Senior notes	735,270	440,628
Revolving credit agreement	140,000	150,000
Mortgage notes payable	70,749	72,785
Capital leases and other	8,832	5,349
Total debt	954,851	668,762
Less current portion	(5,131)	(3,065)
Long-term debt	$949,720	$665,697

Senior Notes

In May 2011, the Company issued $250,000 non-callable 5.75% Senior Notes due June 1, 2017 ($250,000 Notes) at a discount to yield 6%. In connection with the May 2011 issuance, the Company entered into interest rate swap agreements for a notional amount of $250,000. Gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $250,000 Notes. At September 30, 2014, the fair value of the interest rate swap agreements increased the fair value of the notes by $6,796 and the variable interest rate of the swap agreements was 3.74%.

In November 2012, the Company issued an additional $175,000 non-callable 5.75% Senior Notes due June 1, 2017 ($175,000 Add-on Notes) at a premium to yield 4.29%. The indenture governing the $250,000 Notes and the $175,000 Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. At September 30, 2014, the total net unamortized debt premium on the $250,000 Notes and $175,000 Add-on Notes was $4,724.

In April 2014, the Company issued $300,000 4.75% Senior Notes due May 15, 2022 ($300,000 Notes) at par. In connection with the April 2014 issuance, the Company entered into interest rate swap agreements for a notional amount of $300,000. Gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $300,000 Notes. At September 30, 2014, the fair value of the interest rate swap agreements decreased the fair value of the notes by $1,250 and the variable interest rate of the swap agreements was 2.51%.

Revolving Credit Agreement

In May 2013, the Company entered into a new unsecured $500,000 revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100,000 of unrestricted cash. As of September 30, 2014, the Company had $140,000 of borrowings outstanding under the agreement with a weighted average interest rate of 3.04%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of September 30, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $30,149 as of September 30, 2014, which were not part of the revolving credit facility. As discussed in Note 2, Acquisitions, the Company also had letters of credit for $60,889 (valued at the September 30, 2014 conversion rate), or €48,000, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.71% as of September 30, 2014. The Company had outstanding surety bonds of $144,467 as of September 30, 2014.

7. Interest Rate Swap Agreements

In May 2011, the Company entered into $250,000 notional amount of interest rate swap agreements (2011 Swap Agreements) that are scheduled to expire June 1, 2017. Under the 2011 Swap Agreements, the Company receives a fixed rate of 5.75% and pays a variable rate of the three month LIBOR plus 3.50% adjusted quarterly, which allows the Company to adjust $250,000 of its senior notes to a floating rate. At September 30, 2014, the variable rate was 3.74%.

In April 2014, the Company entered into $300,000 notional amount of interest rate swap agreements (2014 Swap Agreements) that are scheduled to expire May 15, 2022. Under the 2014 Swap Agreements, the Company receives a fixed rate of 4.75% and pays a variable rate of the three month LIBOR plus 2.27% adjusted quarterly, which allows the Company to adjust $300,000 of its senior notes to a floating rate. At September 30, 2014, the variable rate was 2.51%.

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

The fair values of the 2011 Swap Agreements as of September 30, 2014 were an asset of approximately $6,796 and are included in other long term assets in the Consolidated Balance Sheet. The fair values of the 2014 Swap Agreements as of September 30, 2014 were a liability of approximately $1,250 and are included in other long term liabilities in the Consolidated Balance Sheet.

The fair value of the 2011 and 2014 Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

8. Stockholders' Equity

In January 2014, the Company completed the acquisition of 68% of USMM and as a result, issued 2,243,217 shares of Centene common stock to the selling stockholders. Additionally, in July 2014, the Company completed a transaction whereby CHS assigned its contract with the Louisiana Department of Health and Hospitals to Centene's wholly owned subsidiary, LHC. The closing resulted in the issuance of 746,369 shares of Centene common stock.

9. Income Taxes

In September 2014, the Internal Revenue Service issued final regulations related to the compensation deduction limitation applicable to certain health insurance issuers.  The new regulations provided additional information regarding the definition of a health insurance issuer. Based on the final regulations, the Company no longer believes it is subject to the compensation deduction limitation in 2013 and 2014.  As a result of this change in regulation, tax benefits of $14,500 related to 2013 and $5,600 related to the first half of 2014 were recorded in the third quarter of 2014.

10. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$81,099	$50,325	$162,098	$113,253
Discontinued operations, net of tax	1,521	(952)	2,368	(1,394)
Net earnings	$82,620	$49,373	$164,466	$111,859

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	58,613,484	54,679,660	57,956,152	53,863,779
Common stock equivalents (as determined by applying the treasury stock method)	2,068,391	2,253,396	1,980,547	2,092,642
Weighted average number of common shares and potential dilutive common shares outstanding	60,681,875	56,933,056	59,936,699	55,956,421

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.38	$0.92	$2.80	$2.10
Discontinued operations	0.03	(0.02)	0.04	(0.02)
Basic earnings per common share	$1.41	$0.90	$2.84	$2.08

Diluted:
Continuing operations	$1.34	$0.88	$2.70	$2.02
Discontinued operations	0.02	(0.01)	0.04	(0.02)
Diluted earnings per common share	$1.36	$0.87	$2.74	$2.00

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2014 excludes the impact of 23,760 shares and 58,878 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and nine months ended September 30, 2013 excludes the impact of 14,532 shares and 76,957 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

11. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended September 30, 2014, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,730,737	$428,352	$—	$4,159,089
Premium and service revenues from internal customers	15,339	806,078	(821,417)	—
Total premium and service revenues	$3,746,076	$1,234,430	$(821,417)	$4,159,089
Earnings from operations	$79,702	$28,230	$—	$107,932

Segment information for the three months ended September 30, 2013, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,502,137	$223,927	$—	$2,726,064
Premium and service revenues from internal customers	9,864	539,969	(549,833)	—
Total premium and service revenues	$2,512,001	$763,896	$(549,833)	$2,726,064
Earnings from operations	$71,336	$12,656	$—	$83,992

Segment information for the nine months ended September 30, 2014, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$9,925,307	$1,326,930	$—	$11,252,237
Premium and service revenues from internal customers	41,953	2,120,819	(2,162,772)	—
Total premium and service revenues	$9,967,260	$3,447,749	$(2,162,772)	$11,252,237
Earnings from operations	$187,653	$82,985	$—	$270,638

Segment information for the nine months ended September 30, 2013, follows:

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$7,123,336	$543,472	$—	$7,666,808
Premium and service revenues from internal customers	30,209	1,590,576	(1,620,785)	—
Total premium and service revenues	$7,153,545	$2,134,048	$(1,620,785)	$7,666,808
Earnings from operations	$126,196	$66,133	$—	$192,329

12. Contingencies
In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky effective July 5, 2013.  The Company also filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking a declaration of the Company's right to terminate the contract on July 5, 2013.  In April 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages.  In May 2013, the Franklin Circuit Court ruled that Kentucky Spirit does not have a contractual right to terminate the contract early.  Kentucky Spirit appealed that ruling to the Kentucky Court of Appeals. In August 2014, the Kentucky Court of Appeals heard oral argument on the appeal. A decision from the Court of Appeals is expected in the fourth quarter of 2014.

The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet.  In response, the Company filed a lawsuit in April 2013, amended in September 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. Discovery is proceeding in that action.

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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the

Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of September 30, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

For the third quarter of 2014, we reported net earnings per diluted share of $1.34. Details of the earnings per diluted share are highlighted below:

	Third Quarter
	2014	2013
Net earnings per diluted share	$1.34	$0.88
Impact of Health Insurer Fee	0.15	—
Acquisition transaction costs	0.06	—
Benefit for tax adjustment related to prior periods	(0.33)	—
Total, excluding above items	$1.22	$0.88
Included in the table above are the following items:

•	A $0.15 per diluted share impact for the health insurer fee related to two states where we have not yet received signed agreements.

•	Transaction costs of $0.06 per diluted share associated with acquisitions in the third quarter.

•
An income tax benefit of $0.33 per diluted share for periods prior to the third quarter 2014. During the third quarter of 2014, the Internal Revenue Service (IRS) issued final regulations related to compensation deduction limitations applicable to certain health insurance issuers. As a result, we no longer believe the deduction limitations apply to Centene for 2013 and 2014. Accordingly, we reversed previously recorded tax expense from prior periods for this item.

Key financial metrics for the third quarter of 2014 are summarized as follows:

•	Quarter-end managed care membership of 3,705,300, including non-risk membership of 303,500, an increase of 1,092,800 members, or 42% year over year.

•	Premium and service revenues of $4.2 billion, representing 53% growth year over year.

•	Health Benefits Ratio of 89.7%, compared to 87.8% in 2013.

•	General and Administrative expense ratio of 8.0%, compared to 9.1% in 2013.

•	Operating cash flow of $441.8 million for the third quarter of 2014.

The following items contributed to our revenue and membership growth over the last year:

•	AcariaHealth. In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company.

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

In May 2014, Sunshine Health also began operating under a new contract in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual-eligible members. In addition, we began operating as the sole provider under a new statewide contract for the Child Welfare Specialty Plan (Foster Care). Enrollment for both the MMA program and Foster Care began in May 2014 and was implemented by region through August 2014.

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

In July 2014, IlliniCare Health began operating under a new contract with the Cook County Health and Hospitals System to perform third party administrative services to members enrolled in the CountyCare program, as well as care coordination, behavioral health, vision care and pharmacy benefit management services.

In September 2014, IlliniCare Health began serving additional Medicaid members under the state's Medicaid and Medicaid expansion programs.

•
Louisiana. In July 2014, we completed the transaction whereby Community Health Solutions of America, Inc. (CHS) assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to our subsidiary, Louisiana Healthcare Connections (LHC).

•
Massachusetts. In January 2014, our CeltiCare Health subsidiary began operating under a new contract with the Massachusetts Executive Office of Health and Human Services to participate in the MassHealth CarePlus program in all five regions.

•
Mississippi. In July 2014, our Mississippi subsidiary, Magnolia Health, began operating as one of two contractors under a new statewide managed care contract serving members enrolled in the Mississippi Coordinated Access Network program. The program provides for membership expansion beginning in late 2014.

•	New Hampshire. In December 2013, our subsidiary, New Hampshire Healthy Families, began operating under a new contract with the Department of Health and Human Services to serve Medicaid beneficiaries.

•
Ohio. In July 2013, our Ohio subsidiary, Buckeye Community Health Plan (Buckeye), began operating under a new and expanded contract with the Ohio Department of Medicaid (ODM) to serve Medicaid members statewide through Ohio's three newly aligned regions (West, Central/Southeast and Northeast). Buckeye also began serving members under the ABD Child program in July 2013. In January 2014, Buckeye began serving members under the state's Medicaid expansion program.

In May 2014, Buckeye began operating under a new contract with the ODM to serve Medicaid members in a dual-eligible demonstration program in three of seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the Integrated Care Delivery System expansion, serves those who have both Medicare and Medicaid eligibility. Enrollment began in May 2014 and implementation was completed in July 2014.

•
Texas. In September 2014, we began operating under a new contract with the Texas Health and Human Services Commission to expand our operations and serve STAR+PLUS members in two Medicaid Rural Service Areas. We also began providing expanded coverage in September 2014 under our STAR+PLUS contracts to provide acute care services for intellectually and developmentally disabled members.

•
U.S. Medical Management. In January 2014, we acquired a majority interest in U.S. Medical Management, LLC, a management services organization and provider of in-home health services for high acuity populations.

•	Washington. In January 2014, our subsidiary, Coordinated Care, began serving additional Medicaid members under the state's Medicaid expansion program.

In addition, in July 2014, we completed an investment accounted for under the equity method for the purchase of a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group. Centene is a joint shareholder with Ribera Salud's remaining investor, Banco Sabadell S.A.

We expect the following items to contribute to our future growth potential:

•
We expect to realize the full year benefit in 2014 of business commenced during 2013 in California, Florida, Massachusetts, New Hampshire, Ohio and Tennessee and the acquisition of AcariaHealth as discussed above.

•
In December 2013, we signed a definitive agreement to purchase a majority stake in Fidelis SecureCare of Michigan, Inc. (Fidelis), a subsidiary of Fidelis SeniorCare, Inc. The transaction is expected to close in the first half of 2015, subject to certain closing conditions including regulatory approvals, and will include cash payments contingent on the performance of the plan. Fidelis was selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. Enrollment is expected to commence in the first half of 2015.

•
In November 2013, our South Carolina subsidiary, Absolute Total Care, was selected by the South Carolina Department of Health and Human Services to serve dual-eligible members as part of the state's pilot program to provide integrated and coordinated care for individuals who are eligible for both Medicare and Medicaid. Operations are expected to commence in the first quarter of 2015.

•
In May 2014, our Texas subsidiary, Superior HealthPlan, was selected by the Texas Health and Human Services Commission with the Centers for Medicare & Medicaid Services to serve dual-eligible members in three counties to provide integrated and coordinated care for individuals who are eligible for both Medicare and Medicaid. Operations are expected to commence in the first quarter of 2015.

•
In February 2014, the Texas Health and Human Service commission expanded our STAR+PLUS contracts to include nursing facility benefits. The additional coverage is expected to commence in the first quarter of 2015.

•
In October 2014, our subsidiary, Louisiana Healthcare Connections, was recommended for a contract award by the Louisiana Department of Health and Hospitals to serve Bayou Health (Medicaid) beneficiaries. The new Bayou Health contract is expected to commence early in the first quarter of 2015.

MEMBERSHIP

From September 30, 2013 to September 30, 2014, we increased our at-risk managed care membership by 789,300, or 30%.  The following table sets forth our membership by state for our managed care organizations:

	September 30, 2014	December 31, 2013	September 30, 2013
Arizona	7,000	7,100	23,700
Arkansas	36,600	—	—
California	144,700	97,200	—
Florida	411,200	222,000	217,800
Georgia	382,600	318,700	314,100
Illinois	31,300	22,300	22,800
Indiana	199,500	195,500	198,400
Kansas	144,200	139,900	137,700
Louisiana	150,800	152,300	152,600
Massachusetts	46,600	22,600	23,200
Minnesota	9,500	—	—
Mississippi	99,300	78,300	76,900
Missouri	64,900	59,200	58,200
New Hampshire	56,600	33,600	—
Ohio	261,000	173,200	170,900
South Carolina	106,500	91,900	89,400
Tennessee	21,200	20,700	20,400
Texas	961,100	935,100	957,300
Washington	192,500	82,100	77,100
Wisconsin	74,700	71,500	72,000
Total at-risk membership	3,401,800	2,723,200	2,612,500
Non-risk membership	303,500	—	—
Total	3,705,300	2,723,200	2,612,500

At September 30, 2014, we served 193,100 Medicaid members in Medicaid expansion programs in California, Illinois, Massachusetts, New Hampshire, Ohio and Washington included in the table above. We also served 195,500 members at September 30, 2014 under our behavioral health contract in Arizona, compared to 160,700 members at September 30, 2013.

The following table sets forth our membership by line of business:

	September 30, 2014	December 31, 2013	September 30, 2013
Medicaid	2,578,300	2,054,700	1,953,300
CHIP & Foster Care	247,700	275,100	274,900
ABD, Medicare & Duals	383,400	305,300	302,000
HIM	76,000	—	—
Hybrid Programs	19,900	19,000	19,600
LTC	55,200	37,800	31,600
Correctional Services	41,300	31,300	31,100
Total at-risk membership	3,401,800	2,723,200	2,612,500
Non-risk membership	303,500	—	—
Total	3,705,300	2,723,200	2,612,500

The following table identifies our dual eligible membership by line of business. The membership tables above include these members.

	September 30, 2014	December 31, 2013	September 30, 2013
ABD	119,300	71,700	72,000
LTC	35,500	28,800	19,600
Medicare	9,800	6,500	6,100
Total	164,600	107,000	97,700

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2014 and 2013, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2014 and 2013 is as follows ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change 2013-2014	2014	2013	% Change 2013-2014
Premium	$3,780.3	$2,613.6	44.6%	$10,182.2	$7,415.5	37.3%
Service	378.8	112.5	236.7%	1,070.0	251.3	325.8%
Premium and service revenues	4,159.1	2,726.1	52.6%	11,252.2	7,666.8	46.8%
Premium tax and health insurer fee	192.8	69.5	177.4%	583.2	264.8	120.3%
Total revenues	4,351.9	2,795.6	55.7%	11,835.4	7,931.6	49.2%
Medical costs	3,390.1	2,293.6	47.8%	9,092.6	6,582.5	38.1%
Cost of services	327.2	100.5	225.7%	935.4	218.8	327.4%
General and administrative expenses	333.9	249.0	34.1%	950.4	675.8	40.6%
Premium tax expense	160.7	68.5	134.8%	491.7	262.2	87.5%
Health insurer fee expense	32.0	—	n.m.	94.6	—	n.m.
Earnings from operations	108.0	84.0	28.5%	270.7	192.3	40.7%
Investment and other income, net	(3.6)	(1.9)	(95.3)%	(7.3)	(7.2)	(1.3)%
Earnings from continuing operations, before income tax expense	104.4	82.1	27.0%	263.4	185.1	42.2%
Income tax expense	26.7	32.2	(17.3)%	106.1	72.9	45.5%
Earnings from continuing operations, net of income tax	77.7	49.9	55.7%	157.3	112.2	40.1%
Discontinued operations, net of income tax expense (benefit) of $(0.1), $(0.6), $1.3 and $(1.0) respectively	1.5	(1.0)	259.8%	2.4	(1.3)	269.9%
Net earnings	79.2	48.9	61.8%	159.7	110.9	44.0%
Noncontrolling interest	(3.5)	(0.5)	n.m.	(4.8)	(1.0)	(373.3)%
Net earnings attributable to Centene Corporation	$82.7	$49.4	67.3%	$164.5	$111.9	47.0%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$81.2	$50.4	61.2%	$162.1	$113.2	43.1%
Discontinued operations, net of income tax expense	1.5	(1.0)	259.8%	2.4	(1.3)	269.9%
Net earnings	$82.7	$49.4	67.3%	$164.5	$111.9	47.0%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$1.34	$0.88	52.3%	$2.70	$2.02	33.7%
Discontinued operations	0.02	(0.01)	300.0%	0.04	(0.02)	300.0%
Total diluted earnings per common share	$1.36	$0.87	56.3%	$2.74	$2.00	37.0%

n.m.: not meaningful.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Premium and Service Revenues

Premium and service revenues increased 52.6% in the three months ended September 30, 2014 over the corresponding period in 2013 primarily as a result of the expansions in Florida, Ohio, Washington and Illinois, growth in the AcariaHealth business, the addition of California and New Hampshire operations and our participation in the Health Insurance Marketplaces.

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

	2014	2013
Medicaid, CHIP, Foster Care & HIM	86.5%	84.8%
ABD, LTC & Medicare	93.9	92.1
Specialty Services	86.8	86.8
Total	89.7	87.8

The consolidated HBR for the three months ended September 30, 2014, was 89.7%, compared to 87.8% in the same period in 2013.  The HBR increase compared to 2013 is attributable to an increase in higher acuity membership over the comparable prior year period.

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

	2014	2013
Premium and Service Revenue
New business	27%	14%
Existing business	73%	86%

HBR
New business	91.4%	96.5%
Existing business	89.0%	86.3%
Cost of Services

Cost of services increased by $226.8 million in the three months ended September 30, 2014, compared to the corresponding period in 2013.  This was primarily due to growth in AcariaHealth as well as the acquisition of U.S. Medical Management.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $84.9 million in the three months ended September 30, 2014, compared to the corresponding period in 2013.  This was primarily due to expenses for additional staff and facilities to support our membership growth and acquisition transaction costs.

The consolidated G&A expense ratio for the three months ended September 30, 2014 and 2013 was 8.0% and 9.1%, respectively.  The year over year decrease primarily reflects the leveraging of expenses over higher revenue in 2014.

Health Insurer Fee

During the three months ended September 30, 2014, we recorded $32.0 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of September 30, 2014, we have received signed agreements from 15 of 17 applicable states which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $32.1 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee related to states where we have not received signed agreements reduced our diluted earnings per share by $0.15 during the third quarter of 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2014	2013
Investment and other income	$5.3	$4.8
Equity method investment earnings	0.4	—
Interest expense	(9.3)	(6.6)
Other income (expense), net	$(3.6)	$(1.8)

The increase in investment income in 2014 reflects an increase in investment balances over 2013 and improved performance of certain equity investments. Interest expense increased in 2014 compared to 2013, reflecting the issuance of an additional $300 million in Senior Notes in April 2014 and a higher level of borrowings under our revolving credit agreement.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the three months ended September 30, 2014 and 2013, was a tax expense of 24.8% and 39.1%, respectively. During the third quarter 2014, the IRS issued final regulations related to the compensation deduction limitation applicable to certain health insurance providers. As a result, we no longer believe the deduction limitation applies for 2013 and 2014. Accordingly, we reversed $20.1 million of previously recorded tax expense for prior periods resulting in a decrease in the effective tax rate. The decrease is partially offset by the non-deductibility of the health insurer fee which increased our effective tax rate.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$3,746.1	$2,512.0	49.1%
Specialty Services	1,234.4	763.9	61.6%
Eliminations	(821.4)	(549.8)	(49.4)%
Consolidated Total	$4,159.1	$2,726.1	52.6%
Earnings from Operations
Managed Care	$79.7	$71.3	11.7%
Specialty Services	28.2	12.7	123.1%
Consolidated Total	$107.9	$84.0	28.5%

Managed Care

Premium and service revenues increased 49.1% in the three months ended September 30, 2014, primarily as a result of expansions in Florida, Ohio, Washington and Illinois, the addition of California and New Hampshire operations and our participation in the Health Insurance Marketplaces. Earnings from operations increased 11.7% between years primarily reflecting the growth in the business.

Specialty Services

Premium and service revenues increased 61.6% in the three months ended September 30, 2014, resulting from growth in the AcariaHealth business, increased services associated with membership growth in the Managed Care segment, the addition of two Centurion contracts and the acquisition of U.S. Medical Management.  Earnings from operations increased 123.1% in the three months ended September 30, 2014, primarily reflecting growth in the AcariaHealth business as well as favorable development in our legacy individual health business.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Premium and Service Revenues

Premium and service revenues increased 46.8% in the nine months ended September 30, 2014, over the corresponding period in 2013 primarily as a result of expansions in Florida, Ohio, Washington and Illinois, growth in the AcariaHealth business, the addition of the California and New Hampshire operations and our participation in the Health Insurance Marketplaces. During the nine months ended September 30, 2014, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

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

	2014	2013
Medicaid, CHIP, Foster Care & HIM	86.1%	87.9%
ABD, LTC & Medicare	94.0	90.5
Specialty Services	84.9	84.4
Total	89.3	88.8

The consolidated HBR for the nine months ended September 30, 2014 of 89.3% was an increase of 50 basis points over the comparable period in 2013.  The increase compared to last year is primarily attributable to an increase in higher acuity membership over the comparable prior year period.

Cost of Services

Cost of services increased by $716.6 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013.  This was primarily due to the acquisition of and growth in our AcariaHealth business as well as the acquisition of U.S. Medical Management.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $274.6 million in the nine months ended September 30, 2014, compared to the corresponding period in 2013.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the nine months ended September 30, 2014 and 2013 was 8.4% and 8.8%, respectively.  The year over year decrease in the G&A expense ratio reflects the leveraging of expenses over higher revenues in 2014.

Health Insurer Fee

During the nine months ended September 30, 2014, we recorded $94.6 million of non-deductible expense for the ACA annual health insurer fee. We recorded $91.9 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. During the year ended December 31, 2014, we expect to record $126.2 million of non-deductible expense for the health insurer fee expense.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, 2014 ($ in millions):

	2014	2013
Investment and other income	$15.6	$13.3
Equity method investment earnings	2.1	(0.2)
Interest expense	(24.9)	(20.3)
Other income (expense), net	$(7.2)	$(7.2)

The increase in investment income in 2014 reflects an increase in investment balances over 2013 and improved performance of certain equity investments. Interest expense increased during the nine months ended September 30, 2014 by $4.6 million reflecting the issuance of an additional $300 million in Senior Notes in April 2014 and a higher level of borrowings under our revolving credit agreement.

Income Tax Expense

Excluding the effects of noncontrolling interest, our effective tax rate for the nine months ended September 30, 2014 was 39.6% compared to 39.2% in the corresponding period in 2013. The increase is due to the non-deductibility of the health insurer fee which increased our effective tax rate. During the third quarter 2014, the IRS issued final regulations related to the compensation deduction limitation applicable to certain health insurance providers. As a result, we no longer believe the deduction limitation applies for 2013 and 2014. Accordingly, we reversed previously recorded tax expense of $20.1 million for prior periods resulting in a decrease in the effective tax rate which offset the health insurer fee impact.

Segment Results

The following table summarizes our operating results by segment for the nine months ended September 30, 2014 (in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$9,967.3	$7,153.5	39.3%
Specialty Services	3,447.7	2,134.1	61.6%
Eliminations	(2,162.8)	(1,620.8)	(33.4)%
Consolidated Total	$11,252.2	$7,666.8	46.8%
Earnings from Operations
Managed Care	$187.6	$126.2	48.7%
Specialty Services	83.0	66.1	25.5%
Consolidated Total	$270.6	$192.3	40.7%

Managed Care

Premium and service revenues increased 39.3% in the nine months ended September 30, 2014, primarily as a result of expansions in Florida, Ohio, Washington and Illinois, the addition of the California and New Hampshire operations and our participation in the Health Insurance Marketplaces. Earnings from operations increased 48.7% in the nine months ended September 30, 2014, primarily reflecting growth in the business as well as reduced utilization in certain markets in the first quarter of 2014 associated with inclement weather.

Specialty Services

Premium and service revenues increased 61.6% in the nine months ended September 30, 2014, resulting from growth in our AcariaHealth business, increased services associated with membership growth in the Managed Care segment, the addition of three Centurion contracts and the acquisition of U.S. Medical Management.  Earnings from operations increased 25.5% in the nine months ended September 30, 2014, primarily reflecting growth in the AcariaHealth business as well as favorable development in our legacy individual health business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$853.7	$211.7
Net cash used in investing activities	(581.4)	(324.1)
Net cash provided by financing activities	273.1	9.8
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—
Net increase (decrease) in cash and cash equivalents	$544.9	$(102.6)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $853.7 million in the nine months ended September 30, 2014, compared to $211.7 million in the comparable period in 2013.  The cash provided by operations in 2014 was primarily related to an increase in medical claims liabilities resulting from the growth in the business as well as an increase in accounts payable and accrued expenses resulting from an increase in payables to state customers associated with various minimum HBR programs.

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

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in Premium and Related Receivables at September 30, 2014. During the third quarter of 2014, we paid the 2014 annual HIF invoice totaling $126.2 million. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Nine Months Ended September 30,
	2014	2013
Increase in premium and related receivables	$(243.0)	$(58.6)
Increase in unearned revenue	54.0	8.0
Net decrease in operating cash flow	$(189.0)	$(50.6)

Cash Flows Used in Investing Activities

Investing activities used cash of $581.4 million in the nine months ended September 30, 2014, and $324.1 million in the comparable period in 2013.  Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisition of U.S. Medical Management and CHS, an equity investment in Ribera Salud and capital expenditures.

We completed the acquisition of U.S. Medical Management in January 2014 for $213.7 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $81.0 million of cash. We also completed a transaction with CHS in July 2014 for initial cash consideration of $14.1 million as well as common stock. Additionally, in July 2014, we purchased a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group for $17.0 million.

During 2013, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

We spent $68.5 million and $46.4 million in the nine months ended September 30, 2014 and 2013, respectively, on capital expenditures for system enhancements and market expansions.

As of September 30, 2014, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.7 years.  We had unregulated cash and investments of $70.3 million at September 30, 2014, compared to $44.7 million at December 31, 2013.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $273.1 million in the nine months ended September 30, 2014, compared to $9.8 million in the comparable period in 2013.  During 2014, our financing activities primarily related to the proceeds from the issuance of Senior Debt. In April 2014, we issued $300 million 4.75% Senior Notes due May 15, 2022 at par. In connection with the April 2014 issuance, we entered into interest rate swap agreements for a notional amount of $300 million. During 2013, our financing activities primarily related to proceeds from the exercise of stock options.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of September 30, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $30.1 million as of September 30, 2014, which were not part of the revolving credit facility. We also had letters of credit for $60.9 million (valued at the September 30, 2014 conversion rate), or €48.0 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.71% as of September 30, 2014. In addition, we had outstanding surety bonds of $144.5 million as of September 30, 2014.

At September 30, 2014, we had working capital, defined as current assets less current liabilities, of $133.4 million, compared to $241.1 million at December 31, 2013.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At September 30, 2014, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.8%, compared to 35.0% at December 31, 2013.  Excluding the $70.7 million non-recourse mortgage note, our debt to capital ratio is 35.0% as of September 30, 2014, compared to 32.4% at December 31, 2013.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2014 Expectations

During the remainder of 2014, we expect to make net capital contributions to our insurance subsidiaries of approximately $194 million associated with our growth and spend approximately $30 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2014 and borrowings on our revolving credit facility.

In July 2014, the Company completed a transaction whereby CHS assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections (LHC). The Company is required to pay cash consideration of $41.9 million upon the announcement of the Bayou Health Reprocurement winners. In addition, the Company may pay additional cash consideration up to $28.2 million based on membership retained by LHC in the first quarter of 2015.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance the remaining payments required under the CHS transaction as well as our general operations and capital expenditures for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2014, our subsidiaries had aggregate statutory capital and surplus of $1,468.7 million, compared with the required minimum aggregate statutory capital and surplus requirements of $799.3 million.  During the nine months ended September 30, 2014, we contributed $296 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2014, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2014, we had short-term investments of $167.0 million and long-term investments of $1,208.0 million, including restricted deposits of $99.7 million.  The short-term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date.  Our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2014, the fair value of our fixed income investments would decrease by approximately $30.0 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $550 million of our Senior Note debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2014, the fair value of our debt would decrease by approximately $26.3 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allows the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  The Company also filed a lawsuit in Franklin Circuit Court against the Commonwealth seeking a declaration of the Company's right to terminate the contract on July 5, 2013.  In April 2013, the Commonwealth answered that lawsuit and filed counterclaims against the Company seeking declaratory relief and damages.  In May 2013, the Franklin Circuit Court ruled that Kentucky Spirit does not have a contractual right to terminate the contract early.  Kentucky Spirit appealed that ruling to the Kentucky Court of Appeals.  In August 2014, the Kentucky Court of Appeals heard oral argument on the appeal. A decision from the Court of Appeals is expected in the fourth quarter of 2014.

The Company also filed a formal dispute with the Cabinet for damages incurred under the contract, which was later appealed to and denied by the Finance and Administration Cabinet.  In response, the Company filed a lawsuit in April 2013, amended in September 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. Discovery is proceeding in that action.

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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If the Company prevails on its claims, Kentucky Spirit would be entitled to damages under its lawsuit.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of September 30, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for 3 years (2014 through 2016). Beginning in 2017, the federal share begins to decline to 90% by 2020 and subsequent years. As of August 28, 2014, 27 states and the District of Columbia have expanded Medicaid eligibility or will be doing so in 2014, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2014, the Company completed a transaction whereby Community Health Solutions of America, Inc. assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections. Initial transaction consideration was financed through a combination of $58.1 million (746,369 shares) of Centene common stock and $14.1 million of cash. The Company issued shares in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Issuer Purchases of Equity Securities Third Quarter 2014
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - July 31, 2014	3,337	$76.46	—	1,667,724
August 1 - August 31, 2014	2,075	74.37	—	1,667,724
September 1 - September 30, 2014	4,313	81.87	—	1,667,724
Total	9,725	$78.41	—	1,667,724
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 1,667,724 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment M (Version 2.11) to the contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin d.b.a Superior HealthPlan Network.

10.2	Amendment N (Version 2.12) to the contract between the Texas Health and Human Services Commission and Bankers Life Insurance Company of Wisconsin d.b.a Superior HealthPlan Network.

10.3	Amendment No. 1 to Amended and Restated Credit Agreement dated as of July 15, 2014 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 28, 2014.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)