Form 10-K
period 2014-12-31
CENTENE CORP
filed 2015-02-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
☒    Large accelerated filer                          ☐ Accelerated filer
☐    Non-accelerated filer  (do not check if a smaller reporting company)        ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2014, was $4.4 billion.
As of February 20, 2015, the registrant had 118,820,237 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2015 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	foreign currency fluctuations;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our Medicare or Medicaid managed care contracts by federal or state governments;

•	the outcome of pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us; and

•	general economic and market conditions.

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

PART I
ITEM 1. Business.

OVERVIEW

We are a diversified, multi-national healthcare enterprise that provides programs and services to government sponsored healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services. We believe our local approach, including member and provider services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities. Our health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long Term Care (LTC), Foster Care, dual-eligible individuals (Duals) and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD. Beginning in 2014, our Managed Care segment also provides health plan coverage to individuals covered through federally-facilitated and state-based Health Insurance Marketplaces (HIM). Our Specialty Services segment consists of our specialty companies offering diversified healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. For the year ended December 31, 2014, our Managed Care and Specialty Services segments accounted for 89% and 11%, respectively, of our total external premium and service revenues.

Our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving members in Kentucky as of July 6, 2013. Accordingly, the results of operations for KSHP are classified as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.

Our managed care membership totaled 4.1 million as of December 31, 2014. For the year ended December 31, 2014, our premium and service revenues and net earnings from continuing operations attributable to Centene were $15.7 billion and $268 million, respectively, and our total cash flow from operations was $1.2 billion.

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split.

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

INDUSTRY

We provide our services primarily through Medicaid, CHIP, LTC, Foster Care, ABD, Medicare and other state and federal programs for the uninsured. The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid and CHIP market was approximately $421 billion in 2012, and estimate the market will grow to $919 billion by 2023. According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 10.2% in fiscal 2014 and states appropriated an increase of 14.3% for Medicaid in fiscal 2015 budgets.

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

A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 9.6 million dual-eligible enrollees in 2014. These dual-eligible members may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD and LTC programs and through Medicare Special Needs Plans.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years. States may delay Medicaid expansion after 2014.

Health Insurance Marketplaces are a key component of the ACA and provide an opportunity for individuals and small businesses to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option will default to a federally-facilitated Marketplace. Premium and cost-sharing subsidies are available to make coverage more affordable and access to Marketplaces is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with three levels of coverage that vary based on premiums and out-of-pocket costs. Premium subsidies are provided to families without access to other coverage and with incomes between 100-400% of the federal poverty level to help them purchase insurance through the Marketplaces. These subsidies are offered on a sliding scale basis. The Congressional Budget Office (CBO) anticipates that coverage through the exchanges will increase substantially over time as more people respond to subsidies and to penalties for failure to obtain coverage. CBO projects coverage through the exchanges to increase to an average of 13 million in 2015, 24 million in 2016, and 25 million in each year between 2017 and 2024.

OUR COMPETITIVE STRENGTHS

Our multi-national managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to serve 21 states. Our operating performance has been demonstrated by the following:

	2014	2013	% Change 2013 - 2014
Total membership	4,060,900	2,879,800	41%
Premium and service revenues ($ in millions)	$15,667	$10,526	49%
Diluted earnings per share	$2.23	$1.43	56%
Total operating cash flow ($ in millions)	$1,223	$382	220%

For the year ended December 31, 2014, premium and service revenues of $15,667 million represented a five year Compound Annual Growth Rate (CAGR) of 32% and diluted earnings per share of $2.23 represented a five year CAGR of 18%.

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

•
Expertise in Government Sponsored Programs. For more than 30 years, we have developed a specialized government services expertise that has helped us establish and maintain relationships with members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve medical outcomes for members by reducing inappropriate emergency room use, inpatient days and high cost interventions, as well as by managing care of chronic illnesses. We work with state agencies in order to maximize the effectiveness of their programs. Our approach is to accomplish this while maintaining adequate levels of provider compensation and protecting our profitability.

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health management, care management software, correctional healthcare services, dental benefits management, HIM, in-home health services, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

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

•
Quality and Innovation. Our innovative medical management programs focus on improving quality of care in areas that have the greatest impact on our members. We concentrate on serving the whole person to impact outcomes and costs. We recognize the importance of member-focused delivery of quality managed care services and have developed award winning education and outreach programs including the CentAccount program, Start Smart For Your Baby, and MemberConnections.

 OUR BUSINESS STRATEGY

Our objective is to become the leading multi-national healthcare enterprise focusing on the uninsured and under-insured population through government sponsored healthcare initiatives. We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2014, we expanded our health plan in Florida with an expanded Medicaid managed care contract.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. We are constantly evaluating new opportunities for expansion both domestically and abroad. For instance, in 2014, we acquired U.S. Medical Management, a management services organization and provider of in-home health services for high acuity populations. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

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

•
Develop and Acquire Additional Markets. We continue to leverage our experience to identify and develop new domestic and international markets by seeking both to acquire existing business and to build our own operations. Domestically, we focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. In addition, we focus on states where managed care programs can help address states' financial needs. For example, in 2013, we began managing care for Medicaid members in California, Kansas and New Hampshire. In 2014, we entered the international market with our investment in Ribera Salud, a Spanish health management group.

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

We have subsidiaries offering healthcare services in each state we serve. The table below provides summary data for the state markets we currently serve:

State	Local Plan Name	First Year of Operations Under the Company	Counties Served at December 31, 2014	Managed Care Membership at December 31, 2014
Arizona	Bridgeway Health Solutions	2006	6	7,000
Arizona	Cenpatico of Arizona	2005	8	197,000
Arkansas	Arkansas Health and Wellness Solutions	2014	75	38,400
California	California Health and Wellness	2013	19	163,900
Florida	Sunshine Health	2009	67	425,700
Georgia	Peach State Health Plan	2006	159	389,100
Illinois	IlliniCare Health	2011	12	87,800
Indiana	Managed Health Services	1995	92	197,700
Kansas	Sunflower State Health Plan	2013	105	143,300
Louisiana	Louisiana Healthcare Connections	2012	64	152,900
Massachusetts	CeltiCare Health	2009	14	37,900
Massachusetts	Massachusetts Partnership for Correctional Healthcare	2013	N/A	10,500
Minnesota	Centurion of Minnesota	2014	N/A	9,500
Mississippi	Magnolia Health	2011	82	108,700
Missouri	Home State Health	2012	54	71,000
New Hampshire	New Hampshire Healthy Families	2013	10	62,700
Ohio	Buckeye Health Plan	2004	88	280,100
South Carolina	Absolute Total Care	2007	46	109,700
Tennessee	Centurion of Tennessee	2013	N/A	21,000
Texas	Superior HealthPlan	1999	254	971,000
Vermont	Centurion Managed Care	2015	N/A	—
Washington	Coordinated Care	2012	35	194,400
Wisconsin	MHS Health Wisconsin	1984	51	83,200
Total at-risk membership				3,762,500
Non-risk membership				298,400
Total				4,060,900

Substantially all of our revenue is derived from operations within the United States and its territories, and all of the Company's long lived assets are based in the United States and its territories. We generally receive a fixed premium per member per month pursuant to our state contracts. Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year. Our managed care subsidiaries in Texas and Florida had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2014.

MANAGED CARE

Benefits to States

Our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs in working with state governments. Among the benefits we are able to provide to the states with which we contract are:

•
Significant cost savings and budget predictability compared to state paid reimbursement for services. We bring experience relating to quality of care improvement methods, utilization management procedures, an efficient claims payment system, and provider performance reporting, as well as managers and staff experienced in using these key elements to improve the quality of and access to care. We generally receive a contracted premium on a per member basis and are responsible for the medical costs and as a result, provide budget predictability.

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

•
Improved quality and medical outcomes. We have implemented programs developed to improve the quality of healthcare delivered to our members including Start Smart for your Baby, Living Well With Sickle Cell and The CentAccount Program.

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from state to state, our health plans generally provide the following services:

•	primary and specialty physician care

•	inpatient and outpatient hospital care

•	emergency and urgent care

•	prenatal care

•	laboratory and x-ray services

•	home health and durable medical equipment

•	behavioral health and substance abuse services

•	24-hour nurse advice line

•	transportation assistance

•	vision care

•	dental care

•	immunizations

•	prescriptions and limited over-the-counter drugs

•	specialty pharmacy

•	therapies

•	social work services

•	care coordination

We also provide the following education and outreach programs to inform, assist and incentivize members in accessing quality, appropriate healthcare services in an efficient manner. Many of these programs have been recognized with awards for their excellence in education, outreach and/or case management techniques including Case In Point, Hermes Awards, U.S. Environmental Protection Agency and National Health Information Awards.

•
Start Smart For Your Baby, or Start Smart, is our award winning prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low birth weight babies, identify high-risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.

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

•
The ScriptAssist for Hepatitis C Adherence Program seeks to empower patients towards Hepatitis C virus treatment success through a series of telephonic interventions. Goals of the program include preventing premature treatment discontinuation due to medication side effects and access to therapy. NurseWise clinicians and AcariaHealth patient care coordinators collaborate throughout a patient’s treatment course to ensure appropriate therapy management and regimen access.

•
Health Initiatives for Children is aimed at educating child members on a variety of health topics. In order to empower and educate children, we have partnered with a nationally recognized children's author to develop our own children's book series on topics such as obesity prevention and healthy eating, asthma, diabetes, foster care, the ills of smoking, anti-bullying and heart health.

•
Health Initiatives for Teens is aimed at empowering, educating and reinforcing life skills with our teenage members. We have developed an educational series that addresses health issues, dealing with chronic diseases including diabetes and asthma, as well as teen pregnancy.

•
Living Well with Sickle Cell is our innovative program that assists with coordination of care for our sickle cell members. Our program ensures that sickle cell members have established a medical home and work on strategies to reduce unnecessary emergency room visits through proper treatment to control symptoms and chronic complications, as well as promote self-management.

•
My Route for Health is our adult educational series used with our case management and disease management programs. The topics of this series include how to manage asthma, COPD, diabetes, heart disease and HIV.

•
Nurtur Diabetes Program is an innovative program that is a collaboration with our life and health management subsidiary, Nurtur, and our health plans that targets diabetic patients and educates them on their disease state.

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

•
The CentAccount Program offers members financial incentives for performing certain healthy behaviors.  The incentives are delivered through a restricted-use prepaid debit card.  This incentive-based approach effectively increases the utilization of preventive services while strengthening the relationships between members and their primary care providers.

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

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. As of December 31, 2014, we contracted with over 59,000 primary care physicians, 178,000 specialty care physicians and 2,000 hospitals.

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice. In the absence of a contract, we typically pay providers at state Medicaid reimbursement levels. We pay hospitals under a variety of methods, including fee-for-service, capitation arrangements, per diems, diagnostic related grouping and case rates. We pay physicians under a fee-for-service, capitation arrangement, or risk-sharing performance-based arrangement. In addition, we are governed by state prompt payment policies.

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

•
Under risk-sharing performance-based arrangements, physicians are paid under a capitated or fee-for-service arrangement. The arrangement, however, contains provisions for additional bonus to the physicians or reimbursement from the physicians based upon cost and quality measures.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health management, care management software, dental benefits management, in-home health services, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, dental, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services and durable medical equipment.

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

•
Emergency room program designed to collaboratively work with hospitals to steer non-emergency care away from the costly emergency room setting (through patient education, on-site alternative urgent care settings, etc.)

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

•
Pharmacy treatment compliance programs are driven by clinical policy and focus on identifying the appropriate medication in the correct dose, delivered in the most efficient format and utilized for the correct duration.

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

It is our objective to provide access to the highest quality of care for our members.  As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote healthcare quality.  The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics.  While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We currently have 15 health plans and four specialty companies with NCQA accreditation.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare enterprise and complement our core Managed Care business. Specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs. Our specialty services are provided primarily through the following businesses:

•
Behavioral Health Management. Cenpatico manages behavioral healthcare for members via a contracted network of providers. Cenpatico works with providers to determine the best services to help people overcome mental illness and lead productive lives. Our networks feature a full range of services and levels of care to help people with mental illness reach their recovery and wellness goals. In addition, we operate school-based programs that focus on students with special needs and also provide speech and other therapy services.

•
Care Management Software. Casenet is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs, which is available for sale to third parties and used by our health plans.

•
Correctional Healthcare Services. Centurion, our joint venture subsidiary with MHM Services Inc., provides comprehensive healthcare services to individuals incarcerated in Massachusetts, Minnesota, and Tennessee state correctional facilities. Beginning in February 2015, Centurion also began operating under a new contract with the State of Vermont, Department of Corrections.

•	Dental Benefits Management. Dental Health & Wellness is a dental benefit manager dedicated to improving oral health through a contracted network of dental healthcare providers.

•	In-Home Health Services. U.S. Medical Management, our majority owned subsidiary acquired in January 2014, provides in-home health services for high acuity populations.

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

•
Pharmacy Benefits Management. US Script offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a low cost strategy that helps optimize clients' pharmacy benefits.  Services include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, mail order pharmacy services, and patient and physician intervention.

•
Specialty Pharmacy. AcariaHealth offers comprehensive specialized pharmacy benefit services for complex diseases, including Cystic Fibrosis, Hemophilia, Hepatitis C, Infertility, Multiple Sclerosis, Oncology and Rheumatoid Arthritis. AcariaHealth offers specialized care management services in these disease states and enhances the patient care offering, collaboration with providers and the capture of relevant data to measure patient outcomes. AcariaHealth connects patients, physicians, payers and manufacturers to their specialty pharmacy needs.

•
Telehealth Services. NurseWise provides a toll-free nurse triage line 24 hours per day, 7 days per week, 52 weeks per year. Our members call one number and reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Additionally, our representatives verify eligibility, confirm primary care provider assignments and provide benefit and network referral coordination for members and providers after business hours. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program provides controls by which we assure that our values are reflected in everything we do, further enhancing operations, improving access to quality care and safeguarding against fraud and abuse.

Two standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines and Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General, or OIG. Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance. These key components are:

•	written standards of conduct

•	designation of a corporate compliance officer and compliance committee

•	effective training and education

•	effective lines for reporting and communication

•	enforcement of standards through well publicized disciplinary guidelines and actions

•	internal monitoring and auditing

•	prompt response to detected offenses and development of corrective action plans

The goal of the program is to build a culture of ethics and compliance, which is assessed periodically using a diagnostic survey to measure the integrity of the organization. Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for the members of our Board of Directors' Audit Committee to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, abuse or other compliance violations anonymously. Furthermore, the Board of Directors reviews an ethics and compliance report on a quarterly basis.

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

•	Accountable Care Organizations are groups of doctors, hospitals, and other health care providers, who come together to give coordinated high quality care to their patients.

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

Our regulated subsidiaries are licensed to operate as health maintenance organizations, third party administrators, utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments, departments of insurance, boards of pharmacy and other health care providers, and departments of health that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid, Medicare and Health Insurance Marketplace commercial enrollees.

The process for obtaining authorization to operate as a managed care organization and provider organizations is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network and procedures for covering emergency medical conditions. Under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual health care provider must meet criteria to secure the approval of state regulatory authorities before implementing operational changes, including the development of new product offerings and, in some states, the expansion of service areas.

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

Our pharmacies must be licensed to do business as pharmacies in the states in which they are located. Our pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In many of the states where our pharmacies deliver pharmaceuticals, there are laws and regulations that require out-of-state mail order pharmacies to register with that state’s board of pharmacy or similar regulatory body. These states generally permit the pharmacy to follow the laws of the state in which the mail order pharmacy is located, although some states require that we also comply with certain laws in that state.

Our health care providers must be licensed to practice medicine and do business as care providers in the state which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing or applicable entity. Furthermore, they cannot be excluded from participation at both state and federal level. Our facilities are periodically reviewed by state departments of health and other regulatory agencies to ensure the environment is safe to provide care.

State and Federal Contracts

In addition to being a licensed insurance company or health maintenance organization, in order to be a Medicaid managed care organization in each of the states in which we operate, we must operate under a contract with the state's Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. We receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state. In addition, several of our Medicaid contracts require us to maintain Medicare Advantage special needs plans, which are regulated by CMS, for dual eligible individuals.

Our state and federal contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid and Medicare sectors, including provisions relating to:

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

Contract	Expiration Date	Renewal or Extension

Arizona - Behavioral Health	September 30, 2015	(1)
Arizona - LTC	September 30, 2015	Renewable for one additional one-year term.
Arizona - Special Needs Plan (Medicare)	December 31, 2015	Renewable annually for successive 12-month periods.
California - Medicaid & ABD	October 31, 2018	Renewable up to three additional one-year terms.
Florida - Medicaid, ABD, LTC & Foster Care	December 31, 2018	Renewable through the state's recertification process.
Florida - CHIP	September 30, 2015	May be extended for one additional one-year term.
Florida - Special Needs Plan (Medicare)	December 31, 2015	Renewable annually for successive 12-month periods.
Georgia - Medicaid & CHIP	June 30, 2015	Renewable for one additional one-year term.
Georgia - Special Needs Plan (Medicare)	December 31, 2015	Renewable annually for successive 12-month periods.
Illinois - ABD & LTC	April 30, 2016	May be extended for up to five additional years.

Illinois - Duals	December 31, 2015	Renewable for two additional one-year terms.
Illinois - Medicaid	June 30, 2019	May be extended for up to five additional years.
Indiana - Medicaid, CHIP & Hybrid (Healthy Indiana Plan)	December 31, 2015	Renewable for one additional one-year term.
Kansas - Medicaid, ABD, CHIP, LTC & Foster Care	December 31, 2015	Renewable for two additional one-year terms.
Louisiana - Medicaid, CHIP, ABD & Foster Care	January 31, 2018	May be extended for up to two additional one-year terms.
Massachusetts - Correctional Healthcare Services	June 30, 2018	Renewable for two additional one-year terms.
Massachusetts - Medicaid	September 30, 2015	May be extended for five additional one-year terms.
Minnesota - Correctional Healthcare Services	June 30, 2016	May be extended for up to two and a half additional years.
Mississippi - Medicaid, ABD & Foster Care	June 30, 2017	May be extended for up to two additional one-year terms.
Mississippi - CHIP	June 30, 2015	Renewable through the state's reprocurement process.
Missouri - Medicaid, CHIP & Foster Care	June 30, 2015	Renewable through the state's reprocurement process.
New Hampshire - Medicaid, CHIP, Foster Care & ABD	June 30, 2015	Renewable for one additional two-year term.
Ohio - Duals	December 31, 2015	Renewable for two additional one-year terms.
Ohio - Medicaid, CHIP & ABD	June 30, 2015	Renewable annually for successive 12-month periods.
Ohio - Special Needs Plan (Medicare)	December 31, 2015	Renewable annually for successive 12-month periods.
South Carolina - Medicaid & ABD	June 30, 2016	Renewable through the state's recertification process.
South Carolina - Duals	December 31, 2017	Renewable through the state's recertification process.
Tennessee - Correctional Healthcare Services	August 31, 2016	Renewable through the state's reprocurement process.
Texas - ABD Dallas Expansion	August 31, 2015	May be extended for up to three additional years.
Texas - ABD MRSA	August 31, 2017	May be extended for up to five additional years.
Texas - CHIP Rural Service Area	August 31, 2015	May be extended for up to three additional years.
Texas - Foster Care	August 31, 2015	Renewable through the state's reprocurement process.
Texas - Medicaid, CHIP & ABD	August 31, 2015	May be extended for up to four and a half additional years.

Texas - Duals	December 31, 2015	May be renewed for three additional one-year terms.
Texas - Special Needs Plan (Medicare)	December 31, 2015	Renewable annually for successive 12-month periods.
Vermont - Correctional Healthcare Services	January 31, 2018	May be extended for up to two additional one-year terms.
Washington - Medicaid, CHIP, Foster Care & ABD	December 31, 2015	Renewable through the state's reprocurement process.
Wisconsin - Medicaid, CHIP & ABD	December 31, 2015	Renewable through the state's recertification process every two years.
Wisconsin - Network Health Plan Subcontract	December 31, 2017	Renews automatically for successive three-year terms.
Wisconsin - Special Needs Plan (Medicare)	December 31, 2015	Renewable annually for successive 12-month periods.

(1)
The current contract expires September 2015. In December 2014, the Arizona Department of Health Services/Division of Behavioral Health Services awarded the Southern Arizona Integrated RBHA contract to our Arizona subsidiary, Cenpatico Integrated Care. The contract is expected to have an initial three-year term with two additional two-year renewal options for a potential maximum length of seven years, and is expected to commence in the fourth quarter of 2015.

Marketplace Contracts

In 2014, we began operating under federally facilitated Marketplace contracts with CMS in Florida, Georgia, Indiana, Mississippi, Ohio and Texas. In 2015, we began operating under additional federally facilitated Marketplace contracts in Illinois and Wisconsin. The federally facilitated contracts expire annually and are renewable upon mutual consent.

In 2014, we also began operating under two state based Marketplace contracts in Massachusetts and Washington that expire annually. The Massachusetts contract has been extended to December 31, 2015 and may be extended for up to one additional one-year term. The Washington contract has been extended through December 31, 2015 and is renewable annually through the state’s recertification process. In addition, we began operating under a state based Marketplace contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as the "private option") in January 2014. This contract expires December 31, 2015 and may be extended for subsequent and consecutive one-year terms.

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

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using “electronic media.” Since “electronic media” is defined broadly to include “transmissions that are physically moved from one location to another using portable data, magnetic tape, disk or compact disk media,” many communications are considered to be electronically transmitted. Under HIPAA, health plans and providers are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards have been modified to version 5010 to prepare for the implementation of the ICD-10 coding system. We are planning for an expected transition to ICD-10 in October 2015.

We have implemented processes, policies and procedures to comply with HIPAA, HITECH and the Omnibus Rule, including administrative, technical and physical safeguards to prevent against electronic data breach. We provide education and training for employees specifically designed to help prevent any unauthorized use or access to health information and enhance the reporting of suspected breaches. In addition, our corporate privacy officer and health plan privacy officials handle privacy complaints and serve as resources to employees to address questions or concerns they may have. We periodically review our privacy and security procedures and conduct risk assessments to ensure we promptly identify gaps in our processes.

Other Fraud and Abuse Laws

Investigating and prosecuting healthcare fraud and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicare and Medicaid. The laws and regulations relating to fraud and abuse and the requirements applicable to health plans and providers participating in these programs are complex and regularly changing and compliance with them may require substantial resources. We are constantly looking for ways to improve our waste, fraud and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

EMPLOYEES

As of December 31, 2014, we had approximately 13,400 employees. None of our employees are represented by a union. We believe our relationships with our employees are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 15, 2015:

Name	Age	Position
Michael F. Neidorff	72	Chairman, President and Chief Executive Officer
K. Rone Baldwin	56	Executive Vice President, Insurance Group Business Unit
Carol E. Goldman	57	Executive Vice President and Chief Administrative Officer
Jesse N. Hunter	39	Executive Vice President, Chief Business Development Officer
Donald G. Imholz	62	Executive Vice President, Operations and Chief Information Officer
William N. Scheffel	61	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	39	Senior Vice President, Corporate Controller and Chief Accounting Officer
Keith H. Williamson	62	Executive Vice President, General Counsel and Secretary

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

Carol E. Goldman. Ms. Goldman is our Executive Vice President and Chief Administrative Officer and has served in that capacity since June 2007.

Jesse N. Hunter. Mr. Hunter has served as our Executive Vice President, Chief Business Development Officer since December 2012. From February 2012 to December 2012, he served as our Executive Vice President, Operations. He previously served as our Executive Vice President, Corporate Development from April 2008 to February 2012.

Donald G. Imholz. Mr. Imholz is our Executive Vice President, Operations and Chief Information Officer and has served in that capacity since September 2008.

William N. Scheffel. Mr. Scheffel is our Executive Vice President, Chief Financial Officer and Treasurer and has served in that capacity since May 2009.

Jeffrey A. Schwaneke. Mr. Schwaneke is our Senior Vice President, Corporate Controller and has served in that capacity since July 2008 and has been our Chief Accounting Officer since September 2008.

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

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, major epidemics or pandemics, new medical technologies, pharmaceutical compounds and other external factors, including general economic conditions such as inflation and unemployment levels, are beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits.

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

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of individuals who are eligible under new legislation may pose the same difficulty in estimating our medical claims liability. Similarly, we may face difficulty in estimating our medical claims liability in 2015 for the relatively new and evolving Health Insurance Marketplaces.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of August 28, 2014, 27 states and the District of Columbia have expanded Medicaid eligibility or will be doing so in 2014, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. Open enrollment for coverage in 2015 began on November 15, 2014 and continued until February 15, 2015. The ACA required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

Our ability to adequately price products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. We may be adversely selected by individuals who will have a higher acuity level than the anticipated pool of participants. In addition, the risk corridor, reinsurance and risk adjustment ("three Rs") provisions of the ACA established to reduce risk for insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, the reinsurance and risk corridor components may not be adequately funded. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, the three Rs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

Our attempts to diversify our business lines through participation in Health Insurance Marketplaces established by the federal government, or “Federally-Facilitated Marketplaces,” may be impacted if the United States Supreme Court determines that the Internal Revenue Service may not extend tax-credit subsidies to health insurance coverage purchased through Federally-Facilitated Marketplaces. Individuals who would have otherwise received a tax-credit subsidy may choose not to enroll for coverage through a Federally-Facilitated Marketplace if the Supreme Court makes this determination and other changes are not made by the states to remedy this.

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

The ACA imposes an annual insurance industry assessment of $8.0 billion starting in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. Such assessments are not deductible for income tax purposes. The fee will be allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenue from the fee calculation. If this federal premium assessment is imposed as enacted, and if we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

Additionally, the taxes and fees paid to federal, state and local governments may increase due to several factors, including:  enactment of, changes to, or interpretations of tax laws and regulations, audits by governmental authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

Our contracts with states may require us to maintain a minimum health benefits ratio (HBR) or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premium back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

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

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act. Our failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

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

Our PBM and specialty pharmacy businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, and could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the authorization, compounding, packaging and distribution of pharmaceuticals and other healthcare products. Disruptions at any of our mail order or specialty pharmacies due to an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.

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

We maintain a significant investment portfolio of cash equivalents and short term and long term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We may be unable to attract, retain or effectively manage the succession of key personnel.

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. We would be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. While we have succession plans in place for members of our executive and senior management team, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the managed care and specialty services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives and senior management, our business and financial position, results of operations or cash flows could be harmed.

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

Security breaches may arise from external or internal threats. External breaches include hacking personal information for financial gain, attempting to cause harm to our operations, or intending to obtain competitive information. We experience attempted external hacking or malicious attacks on a regular basis. We maintain a rigorous system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks. Internal breaches may result from inappropriate security access to confidential information by rogue employees, consultants or third party service providers. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business reputation, financial condition, cash flows, or results of operations.

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

Item 3. Legal Proceedings.

On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believes it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. On July 3, 2014, the Commonwealth's attorneys asserted in a letter to the Cabinet for Health and Family Services that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages, and is pursuing its own litigation claims for damages against the Commonwealth.

On February 6, 2015, the Kentucky Court of Appeals affirmed a Franklin Circuit Court ruling that Kentucky Spirit does not have a contractual right to terminate the contract early. The Court of Appeals also found that the contract’s liquidated damages provision “is applicable in the event of a premature termination of the Contract term.” Kentucky Spirit intends to seek Kentucky Supreme Court review of the finding that its departure constituted a breach of contract. The Commonwealth may seek review of the ruling that the liquidated damages provision is applicable in the event of a premature termination.

Kentucky Spirit also filed a lawsuit in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. On December 9, 2014, the Franklin Circuit Court denied the Commonwealth's motion for partial summary judgment on Kentucky Spirit's damages claims. Discovery is proceeding on those claims.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of December 31, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003.  On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split. The high and low prices, as reported by the NYSE, are set forth below for the periods indicated.

	2015 Stock Price (through February 20, 2015)		2014 Stock Price		2013 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$61.00	$51.73	$33.18	$28.44	$24.28	$20.29
Second Quarter			38.84	27.56	26.37	21.07
Third Quarter			41.99	35.49	32.52	26.01
Fourth Quarter			54.24	37.53	33.92	27.06

As of February 20, 2015, there were 55 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

On October 26, 2009, the Company's Board of Directors extended the Company's stock repurchase program. The program authorizes the repurchase of up to 8,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. We have 3,335,448 available shares remaining under the program for repurchases as of December 31, 2014. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2014, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2014
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 1 – October 31, 2014	9,808	$41.04	—	3,335,448
November 1 – November 30, 2014	3,726	49.20	—	3,335,448
December 1 – December 31, 2014	446,728	49.98	—	3,335,448
Total	460,262	$49.78	—	3,335,448

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3,335,448 shares.  No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2009 to December 31, 2014 with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index over the same period. The graph assumes an investment of $100 on December 31, 2009 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index and assumes the reinvestment of any dividends.

	December 31,
	2009	2010	2011	2012	2013	2014
Centene Corporation	$100.00	$119.64	$186.97	$193.58	$278.38	$490.37
New York Stock Exchange Composite Index	100.00	110.84	104.07	117.52	144.75	150.86
S&P Supercomposite Managed Healthcare Index	100.00	109.51	146.70	153.82	223.21	296.87

Centene Corporation closing stock price	$10.59	$12.67	$19.80	$20.50	$29.48	$51.93
Centene Corporation annual shareholder return	7.4%	19.6%	56.3%	3.5%	43.8%	76.2%

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

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. The assets, liabilities and results of operations of Kentucky Spirit Health Plan and University Health Plans have been classified as discontinued operations for all periods presented.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except share data)
Revenues:
Premium	$14,198	$10,153	$7,569	$4,948	$4,192
Service	1,469	373	113	104	92
Premium and service revenues	15,667	10,526	7,682	5,052	4,284
Premium tax and health insurer fee	893	337	428	159	164
Total revenues	16,560	10,863	8,110	5,211	4,448
Expenses:
Medical costs	12,678	8,995	6,781	4,191	3,584
Cost of services	1,280	327	88	78	64
General and administrative expenses	1,314	931	677	578	478
Premium tax expense	698	333	428	161	165
Health insurer fee expense	126	—	—	—	—
Impairment loss	—	—	28	—	—
Total operating expenses	16,096	10,586	8,002	5,008	4,291
Earnings from operations	464	277	108	203	157
Other income (expense):
Investment and other income	28	19	35	13	15
Debt extinguishment costs	—	—	—	(8)	—
Interest expense	(35)	(27)	(20)	(20)	(18)
Earnings from continuing operations, before income tax expense	457	269	123	188	154
Income tax expense	196	107	47	71	60
Earnings from continuing operations, net of income tax expense	261	162	76	117	94
Discontinued operations, net of income tax expense (benefit) of $1, $2, $(48), $(4), and $4, respectively	3	4	(87)	(9)	4
Net earnings (loss)	264	166	(11)	108	98
(Earnings) loss attributable to noncontrolling interests	7	(1)	13	3	(3)
Net earnings attributable to Centene Corporation	$271	$165	$2	$111	$95

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$268	$161	$89	$120	$91
Discontinued operations, net of income tax expense (benefit)	3	4	(87)	(9)	4
Net earnings	$271	$165	$2	$111	$95

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.30	$1.49	$0.86	$1.20	$0.93
Discontinued operations	0.03	0.03	(0.84)	(0.09)	0.04
Basic earnings per common share	$2.33	$1.52	$0.02	$1.11	$0.97

Diluted:
Continuing operations	$2.23	$1.43	$0.83	$1.15	$0.90
Discontinued operations	0.02	0.04	(0.81)	(0.09)	0.04
Diluted earnings per common share	$2.25	$1.47	$0.02	$1.06	$0.94

Weighted average number of common shares outstanding:
Basic	116,345,764	108,253,090	103,018,732	100,397,908	97,509,894
Diluted	120,360,212	112,494,346	107,428,750	104,948,476	100,895,776

	December 31,
	2014	2013	2012	2011	2010
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents [1]	$1,546	$974	$746	$494	$434
Investments and restricted deposits [1]	1,557	941	727	653	640
Total assets	5,838	3,529	2,774	2,190	1,944
Medical claims liability [1]	1,723	1,112	815	519	457
Long term debt [1]	888	666	535	348	328
Total stockholders' equity	1,743	1,243	954	936	797
__________________________
1 From continuing operations.

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

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split.

Our financial performance for 2014 is summarized as follows:

•	Year-end managed care membership of 4.1 million, an increase of 1.2 million members, or 41% over 2013.

•	Premium and service revenues of $15.7 billion, representing 48.8% growth year over year.

•	Health Benefits Ratio of 89.3%, compared to 88.6% in 2013.

•	General and Administrative expense ratio of 8.4%, compared to 8.8% in 2013.

•	Total operating cash flows of $1.2 billion, or 4.6 times net earnings.

•	Diluted net earnings per share of $2.23, compared to $1.43 in 2013.

The following items contributed to our revenue and membership growth over the last two years:

•	AcariaHealth. In April 2013, we completed the acquisition of AcariaHealth, a specialty pharmacy company.

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

•
Centurion. Centurion is a joint venture between Centene and MHM Services Inc. In July 2013, Centurion began operating under a new contract with the Department of Corrections in Massachusetts to provide comprehensive healthcare services to individuals incarcerated in Massachusetts state correctional facilities. In September 2013, Centurion began operating under a new contract to provide healthcare services to individuals incarcerated in Tennessee state correctional facilities. In January 2014, Centurion began operating under a new agreement with the Minnesota Department of Corrections to provide managed healthcare services to offenders in the state's correctional facilities.

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

•
Health Insurance Marketplaces (HIM). In January 2014, we began serving members enrolled in Health Insurance Marketplaces in certain regions of nine states: Arkansas, Florida, Georgia, Indiana, Massachusetts, Mississippi, Ohio, Texas and Washington.

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

•
Massachusetts. In January 2014, our CeltiCare Health subsidiary began operating under a new contract with the Massachusetts Executive Office of Health and Human Services to participate in the Medicaid expansion MassHealth CarePlus program in all five regions.

•
Mississippi. In July 2014, our Mississippi subsidiary, Magnolia Health, began operating as one of two contractors under a new statewide managed care contract serving members enrolled in the Mississippi Coordinated Access Network program. Program expansion began in December 2014.

•
New Hampshire. In December 2013, our subsidiary, New Hampshire Healthy Families, began operating under a new contract with the Department of Health and Human Services to serve Medicaid beneficiaries. In addition, Medicaid expansion began in late 2014.

•
Ohio. In July 2013, our Ohio subsidiary, Buckeye Health Plan (Buckeye), began operating under a new and expanded contract with Ohio Department of Medicaid (ODM) to serve Medicaid members statewide through Ohio's three newly aligned regions (West, Central/Southeast, and Northeast). Buckeye also began serving members under the ABD Children program in July 2013. In January 2014, Buckeye began serving members under the state's Medicaid expansion program.

In May 2014, Buckeye began operating under a new contract with the ODM and the Centers for Medicare and Medicaid Services to serve Medicaid members in a dual-eligible demonstration program in three of seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the Integrated Care Delivery System expansion, serves those who have both Medicare and Medicaid eligibility. Enrollment began in May 2014 and implementation was completed in July 2014.

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

We expect the following items to contribute to our future growth potential:

•	We expect to realize the full year benefit in 2015 of business commenced during 2014 in Florida, Illinois, Louisiana, Mississippi, New Hampshire, Ohio, and Texas as discussed above.

•
In February 2015, LHC began operating under a new contract with the Louisiana Department of Health and Hospitals to serve Bayou Health (Medicaid) beneficiaries. Members previously served under the shared savings program were transitioned to the at-risk program on February 1, 2015.

•
In February 2015, our South Carolina subsidiary, Absolute Total Care, began operating under a new contract with the South Carolina Department of Health and Human Services and the Centers for Medicare and Medicaid Services to serve dual-eligible members as part of the state's dual demonstration program.

•
In February 2015, our Indiana subsidiary, Managed Health Services, began operating under an expanded contract with the Indiana Family & Social Services Administration to provide Medicaid services under the state's Healthy Indiana Plan 2.0 program.

•	In February 2015, Centurion began operating under a new contract with the State of Vermont Department of Corrections to provide comprehensive correctional healthcare services.

•
In January 2015, we signed a definitive agreement to acquire Agate Resources, Inc., a diversified holding company that offers an array of healthcare products and services to Oregon residents. The transaction is expected to close in the third quarter of 2015, subject to customary closing conditions, including Oregon regulatory approval.

•	In January 2015, Magnolia Health began operating under a new contract with the State of Mississippi to provide services under the Children's Health Insurance Program (CHIP).

•	In January 2015, we expanded our participation in Health Insurance Marketplaces to include members in certain regions of Illinois and Wisconsin.

•
In December 2014, our subsidiary, Cenpatico of Arizona, in partnership with University of Arizona Health Plan, was selected by the Arizona Department of Health Services/Division of Behavioral Health Services to be the Regional Behavioral Health Authority for the new southern geographic service area. The new contract is expected to commence in the fourth quarter of 2015.

•
In December 2014, Managed Health Services, was selected by the Indiana Family & Social Services Administration to begin contract negotiations to serve its ABD Medicaid enrollees who will qualify for the new Hoosier Care Connect Program. The contract is expected to commence in the first half of 2015.

•
In May 2014, our Texas subsidiary, Superior HealthPlan, was selected by the Texas Health and Human Services Commission with the Centers for Medicare and Medicaid Services to serve dual-eligible members in three counties to provide integrated and coordinated care for individuals who are eligible for both Medicare and Medicaid. Operations are expected to commence in the first quarter of 2015.

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

MEMBERSHIP

From December 31, 2012 to December 31, 2014, we increased our managed care membership by 1.5 million, or 57%.  The following table sets forth our membership by state for our managed care organizations:

	December 31,
	2014	2013	2012
Arizona	204,000	163,700	181,400
Arkansas	38,400	—	—
California	163,900	97,200	—
Florida	425,700	222,000	214,000
Georgia	389,100	318,700	313,700
Illinois	87,800	22,300	18,000
Indiana	197,700	195,500	204,000
Kansas	143,300	139,900	—
Louisiana	152,900	152,300	165,600
Massachusetts	48,400	22,600	21,500
Minnesota	9,500	—	—
Mississippi	108,700	78,300	77,200
Missouri	71,000	59,200	59,600
New Hampshire	62,700	33,600	—
Ohio	280,100	173,200	157,800
South Carolina	109,700	91,900	90,100
Tennessee	21,000	20,700	—
Texas	971,000	935,100	949,900
Washington	194,400	82,100	57,200
Wisconsin	83,200	71,500	72,400
Total at-risk membership	3,762,500	2,879,800	2,582,400
Non-risk membership	298,400	—	—
Total	4,060,900	2,879,800	2,582,400

At December 31, 2014, we served 201,300 Medicaid members in Medicaid expansion programs in California, Illinois, Massachusetts, New Hampshire, Ohio and Washington included in the table above.

The following table sets forth our membership by line of business:

	December 31,
	2014	2013	2012
Medicaid	2,754,900	2,054,700	1,877,100
CHIP & Foster Care	222,700	275,100	235,200
ABD, Medicare & Duals	392,700	305,300	274,600
Health Insurance Marketplaces	74,500	—	—
Hybrid Programs	18,900	19,000	29,100
LTC	60,800	37,800	8,500
Behavioral Health	197,000	156,600	157,900
Correctional Healthcare Services	41,000	31,300	—
Total at-risk membership	3,762,500	2,879,800	2,582,400
Non-risk membership	298,400	—	—
Total	4,060,900	2,879,800	2,582,400

The following table identifies the Company's dual-eligible membership by line of business. The membership tables above include these members.

	December 31,
	2014	2013	2012
ABD	118,300	71,700	62,600
LTC	35,900	28,800	7,700
Medicare	10,400	6,500	5,100
Total	164,600	107,000	75,400
From December 31, 2013 to December 31, 2014 our membership increased as a result of:

•	product and geographic expansions in Florida and Illinois;

•	the assignment of members in Louisiana under the CHS transaction;

•	the commencement of Medicaid expansion programs in California, Illinois, Massachusetts, New Hampshire, Ohio, and Washington;

•	the commencement of Health Insurance Marketplaces in certain regions of nine states: Arkansas, Florida, Georgia, Indiana, Massachusetts, Mississippi, Ohio, Texas and Washington;

•	product expansions in Mississippi and Texas;
•growth in South Carolina; and
•the commencement of a correctional healthcare service contract in Minnesota.

From December 31, 2012 to December 31, 2013 our membership increased as a result:
•operations commencing in California, Kansas and New Hampshire;
•geographic expansion in Ohio;
•growth in Washington; and,
•the commencement of correctional healthcare services contracts in Massachusetts and Tennessee.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for each of the three years ended December 31, 2014, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data):

	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
Premium	$14,198	$10,153	$7,569	39.8%	34.1%
Service	1,469	373	113	293.8%	230.1%
Premium and service revenues	15,667	10,526	7,682	48.8%	37.0%
Premium tax and health insurer fee	893	337	428	165.0%	(21.3)%
Total revenues	16,560	10,863	8,110	52.4%	33.9%
Medical costs	12,678	8,995	6,781	40.9%	32.7%
Cost of services	1,280	327	88	291.4%	271.6%
General and administrative expenses	1,314	931	677	41.1%	37.5%
Premium tax expense	698	333	428	109.6%	(22.2)%
Health insurer fee expense	126	—	—	n.m.	n.m.
Impairment loss	—	—	28	n.m.	n.m.
Earnings from operations	464	277	108	67.5%	156.5%
Investment and other income, net	(7)	(8)	15	12.5%	(153.3)%
Earnings from continuing operations, before income tax expense	457	269	123	69.9%	118.7%
Income tax expense	196	107	47	83.2%	127.7%
Earnings from continuing operations, net of income tax	261	162	76	61.1%	113.2%
Discontinued operations, net of income tax expense (benefit) of $1, $2, and $(48), respectively	3	4	(87)	(25.0)%	104.6%
Net earnings (loss)	264	166	(11)	59.0%	n.m.
(Earnings) loss attributable to noncontrolling interests	7	(1)	13	n.m.	n.m.
Net earnings attributable to Centene Corporation	$271	$165	$2	64.2%	n.m.

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$268	$161	$89	66.5%	80.9%
Discontinued operations, net of income tax expense	3	4	(87)	(25.0)%	104.6%
Net earnings	$271	$165	$2	64.2%	n.m.

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$2.23	$1.43	$0.83	55.9%	72.3%
Discontinued operations	0.02	0.04	(0.81)	(50.0)%	104.9%
Total diluted earnings per common share	$2.25	$1.47	$0.02	53.1%	n.m.
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

Our contracts with states may require us to maintain a minimum health benefits ratio or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premium to the state in the event profits exceed established levels. We recognize reductions in revenue in the current period for these programs. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

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

Premium and service revenues collected in advance are recorded as unearned revenue. Premium and service revenues due to us are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and our management's judgment of the collectibility of these accounts. As we generally receive payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of our financial condition or results of operations.

Some states enact premium taxes, similar assessments and provider and hospital pass-through payments, collectively, premium taxes, and these taxes are recorded as a component of revenues as well as operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual Health Insurer Fee (HIF). The Company recognizes revenue associated with the HIF on a straight line basis when we have binding agreements for the reimbursement of the fee, including the “gross-up” to reflect the HIFs non-tax deductible nature. We exclude the HIF and premium taxes from our key ratios as we believe they are a pass-through of costs and not indicative of our operating performance. Collectively, this revenue is recorded as Premium Tax and HIF revenue in the consolidated statement of operations.

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

Health Insurer Fee

The Health Insurer Fee reflects the annual fee mandated by the Affordable Care Act (ACA) to health insurers. The fee is determined based on our premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Premium and Service Revenues

Premium and service revenues increased 48.8% in the year ended December 31, 2014 over the corresponding period in 2013 as a result of expansions in Florida, Ohio, Washington, Texas and Illinois, growth in the AcariaHealth business, the addition of the California and New Hampshire operations and our participation in the Health Insurance Marketplaces. During the year ended December 31, 2014, we received premium rate adjustments which yielded an approximate net 1% composite increase across all of our markets.

Operating Expenses

Medical Costs

The table below depicts the HBR for our membership by member category for the year ended December 31,:

	2014	2013
Medicaid, CHIP, Foster Care & HIM	86.3%	87.5%
ABD, LTC and Medicare	93.5	90.4
Specialty Services	85.5	85.4
Total	89.3	88.6

The consolidated HBR for the year ended December 31, 2014, of 89.3% was an increase of 70 basis points over the comparable period in 2013. The increase compared to last year is primarily attributable to an increase in complex care membership over the prior year.

Cost of Services

Cost of services increased by $953 million in the year ended December 31, 2014, compared to the corresponding period in 2013. This was primarily due to the acquisition of and growth in our AcariaHealth business as well as the acquisition of U.S. Medical Management.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $383 million in the year ended December 31, 2014, compared to the corresponding period in 2013.  This was primarily due to expenses for additional staff and facilities to support our membership growth.

The consolidated G&A expense ratio for the years ended December 31, 2014 and 2013 was 8.4% and 8.8%, respectively.  The year over year decrease in the G&A ratio reflects the leveraging of expenses over higher revenues in 2014, offset by the acquisition of U.S. Medical Management and start up of Health Insurance Marketplaces which operate at higher G&A ratios.

Health Insurer Fee

During the year ended December 31, 2014, we recorded $126 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of December 31, 2014, we have received signed agreements representing 99% of the total revenue associated with the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $195 million in Premium Tax and Health Insurer Fee revenue associated with the reimbursement of the fee.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2014	2013
Investment income	$22	$18
Earnings from equity method investments	6	1
Interest expense	(35)	(27)
Other income (expense), net	$(7)	$(8)

The increase in investment income in 2014 reflects an increase in investment balances over 2013 and improved performance of certain equity investments. Interest expense increased during the year ended December 31, 2014 by $8 million reflecting the issuance of an additional $300 million in Senior Notes in April 2014 and a higher level of borrowings under our revolving credit agreement.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2014 was 42.9% compared to 39.8% in 2013. The increase is due to the non-deductibility of the health insurer fee which increased our effective tax rate. This was partially offset by a reduction of tax expense associated with the compensation deduction limitation. During 2014, the IRS issued final regulations related to the compensation deduction limitation applicable to certain health insurance providers. As a result, we no longer believe the deduction limitation applies for 2013 and 2014. Accordingly, we reversed previously recorded tax expense of $14 million for prior years resulting in a decrease in the effective tax rate which offset the health insurer fee impact.

Segment Results

The following table summarizes our operating results by segment for the year ended December 31, ($ in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$13,946	$9,782	42.6%
Specialty Services	4,800	2,932	63.7%
Eliminations	(3,079)	(2,188)	(40.7)%
Consolidated Total	$15,667	$10,526	48.8%
Earnings from Operations
Managed Care	$353	$198	78.3%
Specialty Services	111	79	40.5%
Consolidated Total	$464	$277	67.5%

Managed Care

Premium and service revenues increased 42.6% in the year ended December 31, 2014, primarily as a result of expansions in Florida, Ohio, Washington, Mississippi, Texas and Illinois, the addition of the California and New Hampshire operations and our participation in the Health Insurance Marketplaces. Earnings from operations increased $155 million in the year ended December 31, 2014, primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 63.7% in the year ended December 31, 2014, resulting from growth in our AcariaHealth business, increased services associated with membership growth in the Managed Care segment, the addition of three Centurion contracts and the acquisition of U.S. Medical Management. Earnings from operations increased $32 million in the year ended December 31, 2014, primarily reflecting growth in the AcariaHealth business as well as favorable performance in our legacy individual health business.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

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

Operating Expenses

Medical Costs

The table below depicts the HBR for our membership by member category for the year ended December 31,:

	2013	2012
Medicaid, CHIP & Foster Care	87.5%	88.8%
ABD, LTC and Medicare	90.4	90.7
Specialty Services	85.4	92.0
Total	88.6	89.6

The consolidated HBR for the year ended December 31, 2013, of 88.6% was a decrease of 100 basis points over the comparable period in 2012. The 2013 HBR reflects performance improvement in Texas and our individual insurance business from 2012.

Costs of Services

Cost of services increased by $239 million in the year ended December 31, 2013, compared to the corresponding period in 2012. This was primarily due to the additional volume resulting from the acquisition of AcariaHealth.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $254 million in the year ended December 31, 2013, compared to the corresponding period in 2012. This was primarily due to expenses for additional staff and facilities to support our membership growth, AcariaHealth transaction costs, as well as performance based compensation.

The consolidated G&A expense ratio for the years ended December 31, 2013 and 2012 was 8.8% and 8.8%, respectively. The G&A expense ratio reflects an increase in performance based compensation expense in 2013 as well as AcariaHealth transaction costs, offset by the benefits of leveraging of expenses over higher revenue in 2013 and our efforts to control costs.

Impairment Loss

During 2012, an impairment analysis of our subsidiary, Celtic Insurance Company, resulted in goodwill and intangible asset impairments of $28 million. The impaired identifiable intangible assets of $2 million and goodwill of $26 million were reported under the Specialty Services segment; $27 million of the impairment loss was not deductible for income tax purposes.

Investment and Other Income, Net

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2013	2012
Investment income	$18	$15
Earnings from equity method investments	1	1
Gain on sale of investments	—	1
Gain on sale of investment in convertible note	—	18
Interest expense	(27)	(20)
Other income (expense), net	$(8)	$15

Investment income. The increase in investment income in 2013 primarily reflects an increase in investment balances over 2012.

Gain on sale of investments. During 2012, we recognized $1 million in net gains primarily as a result of the liquidation of $76 million of investments held by the Georgia health plan in order to meet short term liquidity needs due to delays in premium receipts from the state.

Gain on sale of investment in convertible note. During 2012, we executed an agreement with a third party borrower whereby the borrower agreed to pay us total consideration of $50 million for retirement of $30 million of outstanding notes and equity ownership conversion features in certain Medicaid and Medicare related businesses. As a result, we recorded a pre-tax gain of $18 million in other income representing the fair value of the total consideration in excess of the carrying value of the loans on the balance sheet.

Interest expense. Interest expense increased during the year ended December 31, 2013 by $7 million reflecting the addition of $175 million of Senior Notes in the fourth quarter of 2012.

Income Tax Expense

Our effective tax rate for 2013 was 39.8% compared to 38.2% in 2012. The increase in the income tax rate over 2012 resulted from a tax benefit in 2012 resulting from the clarification by a state taxing authority regarding a state income tax calculation, partially offset by a non-deductible goodwill impairment in 2012.

Segment Results

The following table summarizes our operating results by segment for the year ended December 31, (in millions):

	2013	2012	% Change 2012-2013
Premium and Service Revenues
Managed Care	$9,782	$7,212	35.6%
Specialty Services	2,932	2,107	39.2%
Eliminations	(2,188)	(1,637)	(33.7)%
Consolidated Total	$10,526	$7,682	37.0%
Earnings from Operations
Managed Care	$198	$63	214.3%
Specialty Services	79	45	75.6%
Consolidated Total	$277	$108	156.5%

Managed Care

Premium and service revenues increased 35.6% in the year ended December 31, 2013, due to the Texas, Mississippi, Louisiana and Florida expansions, pharmacy carve-ins in Texas and Louisiana, the additions of the California, Kansas, Missouri, New Hampshire and Washington contracts and rate increases in several of our markets. Earnings from operations increased $135 million in the year ended December 31, 2013, primarily due to improvements in the performance of the Texas business from 2012.

Specialty Services

Premium and service revenues increased 39.2% in the year ended December 31, 2013, due to the carve-in of pharmacy services in Texas and Louisiana, growth in our Medicaid segment and the associated services provided to this increased membership, the acquisition of AcariaHealth and the additions of the Centurion contracts in Massachusetts and Tennessee. Earnings from operations increased $34 million in the year ended December 31, 2013. This reflects improvement in our individual health insurance business in 2013 and the impact of a $28 million impairment loss in 2012 in our individual insurance business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2014, 2013 and 2012, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$1,223	$382	$279
Net cash used in investing activities	(848)	(342)	(188)
Net cash provided by financing activities	198	154	179
Effect of exchange rate changes on cash and cash equivalents	(1)	—	—
Net increase in cash and cash equivalents	$572	$194	$270

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.

Cash flows from operating activities for 2014 increased $841 million, or 220% compared to 2013 due to an increase in medical claims liabilities resulting from the growth in the business as well as an increase in accounts payable and accrued expenses resulting from an increase in payables associated with various programs requiring a return of premium to state customers in certain circumstances.

Cash flows from operating activities for 2013 increased $103 million, or 37% compared to 2012 due to an increase in net earnings between years and growth in our business. Additionally, incentive compensation accruals increased from 2012 due to the performance of the Company.

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

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state's portion of our HIF, resulting in an increase in Premium and Related Receivables at December 31, 2014. During 2014, we paid the 2014 annual HIF invoice totaling $126 million. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Year Ended December 31,
	2014	2013	2012
Increase in premium and related receivables	$(463)	$(143)	$(117)
Increase in unearned revenue	129	3	25
Net decrease in operating cash flow	$(334)	$(140)	$(92)

Cash Flows Used in Investing Activities

Investing activities used cash of $848 million for the year ended December 31, 2014, and $342 million in the comparable period in 2013.  Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of U.S. Medical Management and CHS, an equity investment in Ribera Salud and capital expenditures.

During 2014, we acquired 68% of U.S. Medical Management for $213 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $80 million of cash. We also completed a transaction with CHS for initial cash consideration of $56 million as well as common stock. Additionally, we purchased a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group for $17 million.

Cash flows used in investing activities in 2013 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of AcariaHealth and capital expenditures. We completed the acquisition of AcariaHealth for $142 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $67 million of cash. During 2012, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries and capital expenditures.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2014, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.7 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs. Our investment guidelines comply with the regulatory restrictions enacted in each state. We had unregulated cash and investments of $85 million at December 31, 2014, compared to $45 million at December 31, 2013.

We spent $103 million, $68 million and $82 million in 2014, 2013 and 2012, respectively, on capital expenditures for system enhancements, and market expansions.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $198 million, $154 million and $179 million in 2014, 2013 and 2012, respectively.  Financing activities in 2014, 2013 and 2012 are discussed below.

2014

In April 2014, pursuant to a shelf registration statement, we issued $300 million 4.75% Senior Notes due May 15, 2022 at par. Interest is paid semi-annually in May and November. In connection with the issuance, we entered into $300 million notional amount of interest rate swap agreements (2014 Swap Agreements) that are scheduled to expire May 15, 2022. Under the 2014 Swap Agreements, we receive a fixed rate of 4.75% and pay a variable rate of LIBOR plus 2.27% adjusted quarterly, which allows us to adjust the $300 million Notes to a floating rate. We do not hold or issue any derivative instrument for trading or speculative purposes.

2013

During 2013, our financing activities primarily related to borrowings under our revolving credit facility, the sale of $15 million of common stock to fund the escrow account for the acquisition of AcariaHealth and the repayment of a mortgage note.

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

2012

In November 2012, pursuant to a shelf registration statement, we issued an additional $175 million of non-callable 5.75% Senior Notes due June 1, 2017 at a premium to yield 4.29%. The indenture governing the $175 million Add-on Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio. Interest is paid semi-annually in June and December. We used the net proceeds from the offering to make capital contributions to our regulated subsidiaries.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of December 31, 2014, we had $75 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of December 31, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $30 million as of December 31, 2014, which were not part of our revolving credit facility. We also had letters of credit for $58 million (valued at the December 31, 2014 conversion rate), or €48 million, representing our proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.73% as of December 31, 2014. In addition, we had outstanding surety bonds of $142 million as of December 31, 2014.

The indenture governing our Senior Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

At December 31, 2014, we had working capital, defined as current assets less current liabilities, of $134 million, as compared to $241 million at December 31, 2013.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At December 31, 2014, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 33.9%, compared to 35.0% at December 31, 2013.  Excluding the $70 million non-recourse mortgage note, our debt to capital ratio was 32.1% as of December 31, 2014, compared to 32.4% at December 31, 2013.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to 8 million shares of common stock from time to time on the open market or through privately negotiated transactions. We have 3 million available shares remaining under the program for repurchases as of December 31, 2014. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2014, 2013 or 2012.

During the year ended December 31, 2014, 2013 and 2012, we received dividends of $50 million, $18 million, and $29 million, respectively, from our regulated subsidiaries.

2015 Expectations

In January 2015, we issued an additional $200 million 4.75% Senior Notes ($200 million Add-on Notes) at par. The $200 million Add-on Notes were offered as additional debt securities under an indenture dated as of April 29, 2014, pursuant to which we previously issued $300 million aggregate principal amount of 4.75% Senior Notes due 2022. In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million at a floating rate of interest based on the three month LIBOR plus 2.88%. Gains and losses due to changes in the fair value of the interest rate swap will completely offset changes in the fair value of the hedged portion of the underlying debt and will be recorded as an adjustment to the $200 million Add-on Notes.

As previously discussed, in January 2015, we announced a definitive agreement to acquire Agate Resources, Inc. The transaction is expected to close during the third quarter of 2015. Also, in January 2015, we acquired LiveHealthier, a provider of technology and service-based health management solutions.

In January 2015, we sold 25% of our ownership in Celtic Insurance Company. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Specialty Services segment. Under the terms of the agreement, we entered into a put agreement with the noncontrolling interest holder to purchase the noncontrolling interest at a later date.

We expect to make net capital contributions to our insurance subsidiaries of approximately $630 million during 2015 associated with our growth and spend approximately $120 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2015, borrowings on our revolving credit facility and the $200 million Add-on Notes.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations. These obligations contain estimates and are subject to revision under a number of circumstances. Our debt consists of borrowings from our senior notes, credit facility, mortgages and capital leases. The purchase obligations consist primarily of software purchases and maintenance contracts. The contractual obligations and estimated period of payment over the next five years and beyond are as follows (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$1,723	$1,723	$—	$—	$—
Debt and interest	1,086	47	505	117	417
Redeemable Noncontrolling Interest	148	—	148	—	—
Operating lease obligations	252	45	89	56	62
Purchase obligations	57	32	18	6	1
Other long term liabilities [1]	—	—	—	—	—
Total	$3,266	$1,847	$760	$179	$480
________________________________
1 Our Consolidated Balance Sheet as of December 31, 2014, includes $158 million of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, and reserves for uncertain tax positions. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2014, our subsidiaries had aggregate statutory capital and surplus of $1,699 million, compared with the required minimum aggregate statutory capital and surplus requirements of $851 million.  During the year ended December 31, 2014, we contributed $401 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2014, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2014 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(2.0)%	$182	(2.0)%	$(54)
(1.5)	135	(1.5)	(40)
(1.0)	90	(1.0)	(27)
(0.5)	45	(0.5)	(14)
0.5	(44)	0.5	14
1.0	(88)	1.0	27
1.5	(131)	1.5	41
2.0	(174)	2.0	54

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $11 million for the year ended December 31, 2014, excluding the effect of any return of premium, risk corridor, or minimum medical loss ratio programs.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance, January 1,	$1,112	$815	$519
Incurred related to:
Current year	12,820	9,073	6,836
Prior years	(142)	(78)	(55)
Total incurred	12,678	8,995	6,781

Paid related to:
Current year	11,122	7,975	6,025
Prior years	945	723	460
Total paid	12,067	8,698	6,485

Balance, December 31,	$1,723	$1,112	$815

Days in claims payable [1]	44.2	42.4	38.5
________________________

[1]	Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2014 will be known by the end of 2015.

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

The following are examples of medical management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

•	Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual or other criteria.

•	Management of our pre-authorization list and more stringent review of durable medical equipment and injectibles.

•
Emergency room program designed to collaboratively work with hospitals to steer non-emergency care away from the costly emergency room setting (through patient education, on-site alternative urgent care settings, etc.)

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. At December 31, 2014, we had $754 million of goodwill and $120 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years

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

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors.

The fair value of all reporting units with material amounts of goodwill was substantially in excess of the carrying value as of our annual impairment testing date, with the exception of the U.S. Medical Management reporting unit that was acquired in the current year without excess fair value on the acquisition date. The fair value of the U.S. Medical Management reporting unit was in excess of the carrying value as of our annual impairment testing date.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of December 31, 2014, we had short term investments of $177 million and long term investments of $1,380 million, including restricted deposits of $100 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2014, the fair value of our fixed income investments would decrease by approximately $35 million.  Declines in interest rates over time will reduce our investment income.

We entered into interest rate swap agreements for a notional amount of $550 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $550 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2014, the fair value of our debt would decrease by approximately $25 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 23, 2015

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents of continuing operations	$1,546	$974
Cash and cash equivalents of discontinued operations	64	64
Total cash and cash equivalents	1,610	1,038
Premium and related receivables	912	429
Short term investments	177	102
Other current assets	324	217
Other current assets of discontinued operations	11	14
Total current assets	3,034	1,800
Long term investments	1,280	792
Restricted deposits	100	47
Property, software and equipment, net	445	395
Goodwill	754	348
Intangible assets, net	120	49
Other long term assets	80	60
Long term assets of discontinued operations	25	38
Total assets	$5,838	$3,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,723	$1,112
Accounts payable and accrued expenses	751	338
Return of premium payable	236	38
Unearned revenue	168	38
Current portion of long term debt	5	3
Current liabilities of discontinued operations	17	30
Total current liabilities	2,900	1,559
Long term debt	888	666
Other long term liabilities	158	60
Long term liabilities of discontinued operations	1	1
Total liabilities	3,947	2,286
Commitments and contingencies
Redeemable noncontrolling interest	148	—
Stockholders’ equity:
Common stock, $.001 par value; authorized 200,000,000 shares; 124,274,864 issued and 118,433,416 outstanding at December 31, 2014, and 117,346,430 issued and 110,638,478 outstanding at December 31, 2013	—	—
Additional paid-in capital	840	594
Accumulated other comprehensive loss	(1)	(3)
Retained earnings	1,003	732
Treasury stock, at cost (5,841,448 and 6,707,952 shares, respectively)	(98)	(89)
Total Centene stockholders’ equity	1,744	1,234
Noncontrolling interest	(1)	9
Total stockholders’ equity	1,743	1,243
Total liabilities and stockholders’ equity	$5,838	$3,529
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Premium	$14,198	$10,153	$7,569
Service	1,469	373	113
Premium and service revenues	15,667	10,526	7,682
Premium tax and health insurer fee	893	337	428
Total revenues	16,560	10,863	8,110
Expenses:
Medical costs	12,678	8,995	6,781
Cost of services	1,280	327	88
General and administrative expenses	1,314	931	677
Premium tax expense	698	333	428
Health insurer fee expense	126	—	—
Impairment loss	—	—	28
Total operating expenses	16,096	10,586	8,002
Earnings from operations	464	277	108
Other income (expense):
Investment and other income	28	19	35
Interest expense	(35)	(27)	(20)
Earnings from continuing operations, before income tax expense	457	269	123
Income tax expense	196	107	47
Earnings from continuing operations, net of income tax expense	261	162	76
Discontinued operations, net of income tax expense (benefit) of $1, $2, and $(48), respectively	3	4	(87)
Net earnings (loss)	264	166	(11)
(Earnings) loss attributable to noncontrolling interests	7	(1)	13
Net earnings attributable to Centene Corporation	$271	$165	$2

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$268	$161	$89
Discontinued operations, net of income tax expense (benefit)	3	4	(87)
Net earnings	$271	$165	$2

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.30	$1.49	$0.86
Discontinued operations	0.03	0.03	(0.84)
Basic earnings per common share	$2.33	$1.52	$0.02

Diluted:
Continuing operations	$2.23	$1.43	$0.83
Discontinued operations	0.02	0.04	(0.81)
Diluted earnings per common share	$2.25	$1.47	$0.02

Weighted average number of common shares outstanding:
Basic	116,345,764	108,253,090	103,018,732
Diluted	120,360,212	112,494,346	107,428,750

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net earnings (loss)	$264	$166	$(11)
Reclassification adjustment, net of tax	—	(1)	(2)
Change in unrealized gain (loss) on investments, net of tax	3	(7)	1
Foreign currency translation adjustments, net of tax	(1)	—	—
Other comprehensive earnings (loss)	2	(8)	(1)
Comprehensive earnings (loss)	266	158	(12)
Comprehensive (earnings) loss attributable to the noncontrolling interest	7	(1)	13
Comprehensive earnings attributable to Centene Corporation	$273	$157	$1

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2011	107,173,452	$—	$422	$6	$565	5,444,216	$(57)	$1	$937
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	2	—	—	(13)	(11)
Change in unrealized investment gain, net of ($0) tax	—	—	—	(1)	—	—	—	—	(1)
Total comprehensive earnings (loss)									(12)
Common stock issued for employee benefit plans	3,504,868	—	17	—	—	—	—	—	17
Common stock repurchases	—	—	—	—	—	575,608	(13)	—	(13)
Stock compensation expense	—	—	25	—	—	—	—	—	25
Excess tax benefits from stock compensation	—	—	11	—	—	—	—	—	11
Purchase of noncontrolling interest	—	—	(24)	—	—	—	—	12	(12)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, December 31, 2012	110,678,320	$—	$451	$5	$567	6,019,824	$(70)	$1	$954
Comprehensive Earnings:
Net earnings	—	—	—	—	165	—	—	1	166
Change in unrealized investment gain, net of $(4) tax	—	—	—	(8)	—	—	—	—	(8)
Total comprehensive earnings									158
Common stock issued for acquisition	3,433,380	—	75	—	—	—	—	—	75
Common stock issued for stock offering	685,280	—	15	—	—	—	—	—	15
Common stock issued for employee benefit plans	2,549,450	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	688,128	(19)	—	(19)
Stock compensation expense	—	—	37	—	—	—	—	—	37
Excess tax benefits from stock compensation	—	—	6	—	—	—	—	—	6
Contribution from noncontrolling interest	—	—	—	—	—	—	—	7	7
Balance, December 31, 2013	117,346,430	$—	$594	$(3)	$732	6,707,952	$(89)	$9	$1,243
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	271	—	—	(1)	270
Change in unrealized investment loss, net of $1 tax	—	—	—	3	—	—	—	—	3
Foreign currency translation, net of ($0) tax	—	—	—	(1)	—	—	—	—	(1)
Total comprehensive earnings									272
Common stock issued for acquisitions	4,486,434	—	170	—	—	(1,492,738)	20	—	190
Common stock issued for employee benefit plans	2,442,000	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	626,234	(29)	—	(29)
Stock compensation expense	—	—	48	—	—	—	—	—	48
Excess tax benefits from stock compensation	—	—	19	—	—	—	—	—	19
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Balance, December 31, 2014	124,274,864	$—	$840	$(1)	$1,003	5,841,448	$(98)	$(1)	$1,743

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$264	$166	$(11)
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	89	67	66
Stock compensation expense	48	37	25
Impairment loss	—	—	28
Gain on sale of investment in convertible note	—	—	(18)
Deferred income taxes	(42)	(2)	(14)
Changes in assets and liabilities
Premium and related receivables	(463)	(143)	(117)
Other current assets	(5)	(80)	(37)
Other assets	(8)	(1)	3
Medical claims liabilities	609	172	360
Unearned revenue	129	3	25
Accounts payable and accrued expenses	506	152	(22)
Other operating activities	96	11	(9)
Net cash provided by operating activities	1,223	382	279
Cash flows from investing activities:
Capital expenditures	(103)	(68)	(82)
Purchases of investments	(1,015)	(790)	(696)
Sales and maturities of investments	406	579	590
Investments in acquisitions, net of cash acquired	(136)	(63)	—
Net cash used in investing activities	(848)	(342)	(188)
Cash flows from financing activities:
Proceeds from exercise of stock options	8	9	16
Proceeds from borrowings	1,875	180	400
Proceeds from stock offering	—	15	—
Payment of long term debt	(1,674)	(41)	(218)
Excess tax benefits from stock compensation	19	6	11
Common stock repurchases	(29)	(19)	(13)
Contribution from noncontrolling interest	6	8	1
Purchase of noncontrolling interest	—	—	(14)
Debt issue costs	(7)	(4)	(4)
Net cash provided by financing activities	198	154	179
Effect of exchange rate changes on cash and cash equivalents	(1)	—	—
Net increase in cash and cash equivalents	572	194	270
Cash and cash equivalents, beginning of period	1,038	844	574
Cash and cash equivalents, end of period	$1,610	$1,038	$844
Supplemental disclosures of cash flow information:
Interest paid	$40	$30	$22
Income taxes paid	$237	$85	$43
Equity issued in connection with acquisitions	$190	$75	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-national healthcare enterprise operating in two segments: Managed Care and Specialty Services. The Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through the government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long Term Care (LTC), Foster Care, dual-eligible individuals (Duals) in Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD and the Health Insurance Marketplace. The Specialty Services segment consists of our specialty companies offering auxiliary healthcare services and products to state programs, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries.

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split.

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

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

The Company uses the equity method to account for certain of its investment in entities that it does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value adjusted for the Company's proportionate share of their undistributed earnings or losses.

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

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of our floating rate debt approximates fair value since the interest rates adjust based on market rate adjustments.

•	Interest rate swap: Estimated based on third-party market prices based on the forward 3-month LIBOR curve.

•	Contingent consideration: Estimate based on expected membership retained at contract commencement and per member purchase price in the acquisition agreement.

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

Fixed Asset	Depreciation Period
Buildings and land improvements	3 - 40 years
Computer hardware and software	2 - 7 years
Furniture and equipment	3 - 10 years
Leasehold improvements	1 - 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company generally does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, the Company may elect to perform a quantitative assessment without first assessing qualitative factors.

If the two-step quantitative test is deemed necessary, the Company determines an appropriate valuation technique to estimate a reporting unit's fair value as of the testing date. The Company utilizes either the income approach or the market approach, whichever is most appropriate for the respective reporting unit. The income approach is based on an internally developed discounted cash flow model that includes many assumptions related to future growth rates, discount factors, future tax rates, etc. The market approach is based on financial multiples of comparable companies derived from current market data. Changes in economic and operating conditions impacting assumptions used in our analyses could result in goodwill impairment in future periods.

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

Health Insurance Marketplace

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014 for the Health Insurance Marketplace product. These programs, commonly referred to as the “three Rs,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. The Company’s accounting policies for the programs are as follows:

Risk Adjustment

The permanent risk adjustment program established by the ACA transfers funds from qualified individual and small group insurance plans with below average risk scores to those plans with above average risk scores within each state. The Company estimates the receivable or payable under the risk adjustment program based on its estimated risk score compared to the state average risk score. The Company may record a receivable or payable as an adjustment to Premium revenue to reflect the year to date impact of the risk adjustment based on its best estimate. The Company expects to refine its estimate as new information becomes available. As of December 31, 2014, the Company recorded a payable of $44 million associated with risk adjustment.

Reinsurance

The ACA established a transitional three-year reinsurance program whereby the Company’s claims costs incurred for qualified members will be reimbursed when they exceed a specific threshold ($45,000 with 80% coinsurance). When qualified member claims costs exceed the threshold, the Company is entitled to certain reimbursements from this program. The Company accounts for reinsurance recoveries as a reduction of Medical Costs based on each individual case that exceeds the reinsurance threshold established by the program. As of December 31, 2014, the Company recorded a receivable of $11 million associated with reinsurance.

Risk Corridor

The temporary, three-year risk corridor program established by the ACA applies to qualified individual and small group health plans operating both inside and outside of the Health Insurance Marketplace. The risk corridor program limits the Company’s gains and losses in the Health Insurance Marketplace by comparing certain medical and administrative costs to a target amount and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from the federal government. The Company records a risk corridor receivable or payable as an adjustment to Premium Revenue on a year to date basis based on where its estimated annual costs fall within the risk corridor range. As of December 31, 2014, the Company recorded a payable of $9 million associated with risk corridor.

Minimum Medical Loss Ratio

Additionally, the ACA established a minimum annual medical loss ratio for the Health Insurance Marketplace. Each of the three R programs described above are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to Premium revenue to meet the minimum medical loss ratio. As of December 31, 2014, the Company recorded a payable of $6 million associated with minimum medical loss ratio.

Premium and Related Receivables and Unearned Revenue

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectibility of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2014	2013	2012
Allowances, beginning of year	$1	$1	$1
Amounts charged to expense	8	3	1
Write-offs of uncollectible receivables	(4)	(3)	(1)
Allowances, end of year	$5	$1	$1

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The current contracts expire on various dates between January 31, 2015 and June 30, 2019. States where the aggregate annual contract value exceeded 10% of total annual revenues included Texas, where the percentage of the Company's total revenue was 25%, 37% and 40% for the years ended December 31, 2014, 2013, and 2012, respectively, and Florida where the percentage of the Company's total revenue was 14% for the year ended December 31, 2014.

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

Foreign Currency Translation

The Company is exposed to foreign currency exchange risk through its equity method investment in Ribera Salud S.A. (Ribera Salud), a Spanish health management group whose functional currency is the Euro. The assets and liabilities of the Company's investment are translated into United States dollars at the balance sheet date. The Company translates its proportionate share of earnings using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect of the new revenue recognition guidance.

In April 2014, the FASB issued ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for reporting discontinued operations to a strategic business shift having a major effect on an entity's operations and financial results. The updates also added disclosures for disposals of business units qualifying for discontinued presentation, and for some dispositions that do not qualify as discontinued operations but are still considered individually significant components of the entity. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted.

The Company has determined that there are no other recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations and cash flows.

3. Acquisitions and Noncontrolling Interest

Acquisitions

AcariaHealth. In April 2013, the Company acquired 100% of AcariaHealth, a specialty pharmacy company, for $142 million in total consideration. The transaction consideration was financed through a combination of $75 million of Centene common stock and $67 million of cash. The Company also sold 685,280 shares of common stock for $15 million related to funding the escrow account for the acquisition. The Company's allocation of fair value resulted in goodwill of $92 million and other identifiable intangible assets of $35 million. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Specialty Services segment.

Community Health Solutions of America, Inc. In July 2014, the Company completed a transaction whereby Community Health Solutions of America, Inc. assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections (LHC).

The fair value of consideration of $134 million consists of the following: cash consideration of $56 million; Centene common stock (1,492,738 shares) issued at closing of $58 million, and; the present value of the estimated contingent consideration subject to membership retained by LHC in the first quarter of 2015 of $20 million. The estimated contingent consideration is a Level III fair value measurement. The contingent consideration will not exceed $28 million.

The Company's allocation of fair value resulted in goodwill of $125 million and other identifiable intangible assets of $9 million. Approximately 100% of the goodwill is deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

Ribera Salud, S.A. In July 2014, the Company purchased a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group for $17 million. Centene is a 50% joint shareholder with Ribera Salud's remaining investor, Banco Sabadell S.A. The Company is accounting for its investment using the equity method of accounting. Any basis difference between the Company's share of underlying net assets and the purchase price will be attributable to certain intangible assets and will be accreted into earnings over their useful lives.

Upon closing, the Company executed letters of credit for $58 million (valued at the December 31, 2014 conversion rate), or €48 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt.

U.S. Medical Management. In January 2014, the Company acquired 68% of U.S. Medical Management, LLC (USMM), a management services organization and provider of in-home health services for high acuity populations, for $213 million in total consideration. The transaction consideration consisted of $133 million of Centene common stock and $80 million of cash.

The total fair value of 100% of USMM on the date of acquisition was $352 million ($213 million for the Company's interest and $139 million for the redeemable noncontrolling interest). The Company's allocation of fair value resulted in goodwill of $280 million and other identifiable intangible assets of $78 million. Approximately 45% of the goodwill is deductible for income tax purposes. The acquisition is recorded in the Specialty Services segment.

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

Noncontrolling Interest

The Company has consolidated subsidiaries where it maintains less than 100% ownership.  The Company’s ownership interest for each subsidiary as of December 31, are as follows:

	2014	2013	2012
Centurion	51%	51%	51%
Home State Health Plan	95%	95%	95%
U.S. Medical Management	68%	—	—

Net income attributable to Centene Corporation and transfers from (to) noncontrolling interest entities are as follows ($ in millions):

	Year Ended December 31,
	2014	2013	2012
Net earnings attributable to Centene Corporation	$268	$161	$89
Transfers from (to) the noncontrolling interest:
Decrease in equity for purchase of, distribution to and redemption of noncontrolling interest	—	—	(12)
Increase in equity for distributions from and consolidation of noncontrolling interest	—	7	1
Reclassification to redeemable noncontrolling interest	(9)	—	—
Net transfers from (to) noncontrolling interest	(9)	7	(11)
Changes from net earnings attributable to Centene Corporation and net transfers from (to) the noncontrolling interest	$259	$168	$78

Ownership changes are described in more detail below.

Home State Health Plan. In July 2012, the Company began operations as a 95% joint venture partner, operating under a new contract with the Office of Administration for Missouri to serve Medicaid beneficiaries in the Eastern, Central, and Western Managed Care Regions of the state. The operating results of Home State Health Plan are included in the Company's Managed Care segment.

Louisiana Healthcare Connections. In February 2012, the Company began operations under a new contract in Louisiana through a joint venture subsidiary, Louisiana Healthcare Connections. The Company initially owned a 51% interest in the subsidiary and in October 2012, acquired the remaining noncontrolling interest for $10 million. The purchase price in excess of the noncontrolling interest was recorded to additional paid in capital. The operating results of Louisiana Healthcare Connections are included in the Company's Managed Care segment.

Redeemable Noncontrolling Interest

As a result of put option agreements, noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the consolidated balance sheets. Noncontrolling interest is initially measured at fair value using the binomial lattice model as of the acquisition date. The Company has elected to accrete changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the effective interest method.

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows ($ in millions):

Balance, December 31, 2013	$—
Fair value of noncontrolling interest at acquisition	139
Contribution from noncontrolling interest	6
Reclassification to redeemable noncontrolling interest	9
Net losses attributable to noncontrolling interest	(6)
Balance, December 31, 2014	$148

Pro forma disclosures related to the acquisitions have been excluded as immaterial.

4. Discontinued Operations: Kentucky Spirit Health Plan

In October 2012, the Company notified the Kentucky Cabinet for Health and Family Services (Cabinet) that it was exercising a contractual right that it believes allowed the Company to terminate its Medicaid managed care contract with the Commonwealth of Kentucky (Commonwealth) effective July 5, 2013.  As of July 6, 2013, our subsidiary, Kentucky Spirit Health Plan (KSHP), ceased serving Medicaid members in Kentucky. Refer to Note 17, Contingencies, in the Notes to the Consolidated Financial Statements for further information regarding litigation between the Company and the Cabinet.

Accordingly, the results of operations of KSHP are presented as discontinued operations for all periods presented. The assets, liabilities and results of operations of KSHP are classified as discontinued operations for all periods presented beginning in 2011. KSHP was previously reported in the Managed Care segment.

During the year ended December 31, 2014, the Company received $8 million of dividends from KSHP. KSHP had remaining statutory capital of approximately $80 million at December 31, 2014, which, subject to future dividends, will be transferred to unregulated cash upon regulatory approval.

Operating results for the discontinued operations are as follows ($ in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues	$—	$248	$557
Earnings (loss) before income taxes	$4	$6	$(134)
Net earnings (loss)	$3	$4	$(87)

Assets and liabilities of the discontinued operations are as follows ($ in millions):

	December 31, 2014	December 31, 2013
Current assets	$75	$78
Long term investments and restricted deposits	25	38
Other assets	—	—
Assets of discontinued operations	$100	$116

Medical claims liability	$10	$27
Accounts payable and accrued expenses	7	3
Other liabilities	1	1
Liabilities of discontinued operations	$18	$31

5. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$393	$1	$(2)	$392	$246	$—	$(7)	$239
Corporate securities	556	2	(2)	556	294	3	(1)	296
Restricted certificates of deposit	6	—	—	6	6	—	—	6
Restricted cash equivalents	79	—	—	79	27	—	—	27
Municipal securities:
General obligation	54	—	—	54	54	—	—	54
Pre-refunded	5	—	—	5	11	—	—	11
Revenue	101	1	—	102	69	—	—	69
Variable rate demand notes	14	—	—	14	29	—	—	29
Asset backed securities	180	—	—	180	139	—	—	139
Mortgage backed securities	84	1	—	85	34	—	—	34
Cost and equity method investments	68	—	—	68	22	—	—	22
Life insurance contracts	16	—	—	16	15	—	—	15
Total	$1,556	$5	$(4)	$1,557	$946	$3	$(8)	$941

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of December 31, 2014, 50% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 62% were rated AA-/Aa3 or higher, and 90% were rated A-/A3 or higher.  At December 31, 2014, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2014				December 31, 2013
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$72	$(2)	$180	$(7)	$172	$(1)	$27
Corporate securities	(2)	311	—	1	—	53	—	5
Municipal securities:
General obligation	—	4	—	3	—	4	—	2
Revenue	—	16	—	3	—	28	—	—
Pre-refunded	—	—	—	1	—	—	—	—
Asset backed securities	—	70	—	10	—	38	—	—
Mortgage backed securities	—	18	—	—	—	34	—	—
Total	$(2)	$491	$(2)	$198	$(7)	$329	$(1)	$34

As of December 31, 2014, the gross unrealized losses were generated from 116 positions out of a total of 341 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

During the year ended December 31, 2014, the company recognized $6 million of income from equity method investments.

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	December 31, 2014				December 31, 2013
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$176	$177	$92	$92	$102	$102	$41	$41
One year through five years	1,121	1,121	8	8	610	611	6	6
Five years through ten years	121	120	—	—	157	151	—	—
Greater than ten years	38	39	—	—	30	30	—	—
Total	$1,456	$1,457	$100	$100	$899	$894	$47	$47

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

6. Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon observable or unobservable inputs used to estimate the fair value.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2014, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,546	$—	$—	$1,546
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$360	$17	$—	$377
Corporate securities	—	556	—	556
Municipal securities:
General obligation	—	54	—	54
Pre-refunded	—	5	—	5
Revenue	—	102	—	102
Variable rate demand notes	—	14	—	14
Asset backed securities	—	180	—	180
Mortgage backed securities	—	85	—	85
Total investments	$360	$1,013	$—	$1,373
Restricted deposits available for sale:
Cash and cash equivalents	$79	$—	$—	$79
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	15	—	—	15
Total restricted deposits	$100	$—	$—	$100
Other long term assets:
Interest rate swap agreements	$—	$11	$—	$11
Total assets at fair value	$2,006	$1,024	$—	$3,030

The following table summarizes fair value measurements by level at December 31, 2013, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$974	$—	$—	$974
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$213	$12	$—	$225
Corporate securities	—	296	—	296
Municipal securities:
General obligation	—	54	—	54
Pre-refunded	—	11	—	11
Revenue	—	69	—	69
Variable rate demand notes	—	29	—	29
Asset backed securities	—	139	—	139
Mortgage backed securities	—	34	—	34
Total investments	$213	$644	$—	$857
Restricted deposits available for sale:
Cash and cash equivalents	$27	$—	$—	$27
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	14	—	—	14
Total restricted deposits	$47	$—	$—	$47
Other long term assets:
Interest rate swap agreements	$—	$10	$—	$10
Total assets at fair value	$1,234	$654	$—	$1,888

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At December 31, 2014, there were $14 million of transfers from Level I to Level II and $1 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $84 million and $37 million as of December 31, 2014 and December 31, 2013, respectively.

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2014	2013
Computer software	$198	$185
Building	208	206
Land	87	69
Computer hardware	88	69
Furniture and office equipment	70	53
Leasehold improvements	82	57
	733	639
Less accumulated depreciation	(288)	(244)
Property, software and equipment, net	$445	$395

As of December 31, 2014 and 2013, the Company had assets acquired under capital leases included above of $7 million and $6 million, net of accumulated amortization of $3 million and $2 million, respectively. Amortization on assets under capital leases charged to expense is included in depreciation expense. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $65 million, $52 million and $49 million, respectively.

8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2012	$151	$105	$256
Acquisition	—	92	92
Balance as of December 31, 2013	151	197	348
Acquisition	125	281	406
Balance as of December 31, 2014	$276	$478	$754

Goodwill acquisitions were related to the acquisitions and finalization of fair value allocations discussed in Note 3, Acquisitions and Noncontrolling Interest. During 2012, an impairment analysis of our subsidiary, Celtic Insurance Company, resulted in goodwill and intangible asset impairments of $28 million. The impaired identifiable intangible assets of $2 million and goodwill of $26 million were reported under the Specialty Services segment; $27 million of the impairment loss was not deductible for income tax purposes.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2014	2013	2014	2013
Purchased contract rights	$28	$22	7.5	7.5
Provider contracts	103	36	11.1	13.2
Customer relationships	15	13	7.1	8.0
Trade names	17	9	13.1	18.9
Intangible assets	163	80	10.3	11.1
Less accumulated amortization:
Purchased contract rights	(14)	(14)
Provider contracts	(14)	(4)
Customer relationships	(12)	(11)
Trade names	(3)	(2)
Total accumulated amortization	(43)	(31)
Intangible assets, net	$120	$49

Amortization expense was $16 million, $6 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2015	$16
2016	16
2017	13
2018	11
2019	11

9. Medical Claims Liability

The change in medical claims liability is summarized as follows ($ in millions):

	Year Ended December 31,
	2014	2013	2012
Balance, January 1,	$1,112	$815	$519
Incurred related to:
Current year	12,820	9,073	6,836
Prior years	(142)	(78)	(55)
Total incurred	12,678	8,995	6,781

Paid related to:
Current year	11,122	7,975	6,025
Prior years	945	723	460
Total paid	12,067	8,698	6,485

Balance, December 31,	$1,723	$1,112	$815

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

The Company had reinsurance recoverables related to medical claims liability of $22 million and $10 million at December 31, 2014 and 2013, respectively, included in premium and related receivables.

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

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2014	December 31, 2013
$425 million 5.75% Senior notes, due June 1, 2017	$429	$431
$300 million 4.75% Senior notes, due May 15, 2022	300	—
Fair value of interest rate swap agreements	11	10
Senior notes	740	441
Revolving credit agreement	75	150
Mortgage notes payable	70	73
Capital leases	8	5
Total debt	893	669
Less current portion	(5)	(3)
Long term debt	$888	$666

Senior Notes

In April 2014, the Company issued $300 million of 4.75% Senior Notes due May 15, 2022 ($300 Million Notes) at par. In connection with the April 2014 issuance, the Company entered into interest rate swap agreements for a notional amount of $300 million. Gains and losses due to changes in the fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $300 Million Notes.

The indentures governing both the $425 million and the $300 million notes contain non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $550 million of notional amount of interest rate swap agreements consisting of $250 million which are scheduled to expire on June 1, 2017 and $300 million that are scheduled to expire May 15, 2022. Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 2.83% adjusted quarterly. At December 31, 2014, the weighted average rate was 3.06%.

The Swap Agreements are formally designated and qualify as fair value hedges and are recorded at fair value in the Consolidated Balance Sheet in other assets or other liabilities. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statement of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

The fair values of the Swap Agreements as of December 31, 2014 were assets of approximately $11 million and are included in other long term assets in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

Revolving Credit Agreement

In May 2013, the Company entered into an unsecured $500 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100 million of unrestricted cash. As of December 31, 2014, the Company had $75 million of borrowings outstanding under the agreement with a weighted average interest rate of 1.91%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of December 31, 2014, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $70 million at December 31, 2014 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $159 million at December 31, 2014.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $30 million as of December 31, 2014, which were not part of the revolving credit facility.  As discussed in Note 3 Acquisitions and Noncontrolling Interest, the Company also had letters of credit for $58 million (valued at December 31, 2014 conversion rate), or €48 million, representing its proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.73% as of December 31, 2014. The Company had outstanding surety bonds of $142 million as of December 31, 2014.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2015	$5
2016	4
2017	429
2018	79
2019	4
Thereafter	357
Total	$878

The fair value of outstanding debt was approximately $901 million and $673 million at December 31, 2014 and 2013, respectively.

11. Stockholders' Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2014, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 8,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 3,335,448 available shares remaining under the program for repurchases as of December 31, 2014. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2014, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy minimum statutory tax withholding obligations. As part of this plan, the Company repurchased 626,234 shares at an aggregate cost of $29 million in 2014 and 688,128 shares at an aggregate cost of $19 million in 2013. These shares are included in the Company's treasury stock.

In January 2014, the Company completed the acquisition of 68% of USMM and as a result, issued 4,486,434 shares of Centene common stock to the selling stockholders. Additionally, in July 2014, the Company completed a transaction whereby CHS assigned its contract with the Louisiana Department of Health and Hospitals to Centene's wholly owned subsidiary, LHC. The closing resulted in the issuance of 1,492,738 shares of Centene common stock.

In April 2013, the Company completed the acquisition of AcariaHealth and as a result, issued 3,433,380 shares of Centene common stock to the selling stockholders. Additionally, the Company filed an equity shelf registration statement related to funding the escrow account for the acquisition and sold 685,280 shares of Centene common stock for $15 million.

12. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2014 and 2013, Centene's subsidiaries, including Kentucky Spirit Health Plan, had aggregate statutory capital and surplus of $1,699 million and $1,280 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $851 million and $686 million, respectively.

13. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2014	2013	2012
Current provision:
Federal	$225	$121	$47
State and local	13	6	(4)
Total current provision	238	127	43
Deferred provision	(42)	(20)	4
Total provision for income taxes	$196	$107	$47

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31 is as follows ($ in millions):

	2014	2013	2012
Earnings from continuing operations, before income tax expense	$457	$269	$123
(Earnings) loss attributable to flow through noncontrolling interest	4	(1)	2
Earnings from continuing operations, less noncontrolling interest, before income tax expense	461	268	125

Tax provision at the U.S. federal statutory rate	162	94	44
State income taxes, net of federal income tax benefit	6	3	(2)
Nondeductible compensation	1	12	1
Benefit from reversal of prior years impact of 162(m)(6) regulations	(14)	—	—
ACA Health Insurer Fee	44	—	—
Nondeductible goodwill impairment	—	—	8
Other, net	(3)	(2)	(4)
Income tax expense	$196	$107	$47

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2014	2013
Deferred tax assets:
Medical claims liability	$27	$20
Accrued expenses	11	5
Net operating loss carryforward	21	16
Compensation accruals	53	31
Premium and related receivables	35	20
Other	9	16
Deferred tax assets	156	108
Valuation allowance	(12)	(8)
Net deferred tax assets	$144	$100

Deferred tax liabilities:
Intangible assets	$25	$18
Prepaid assets	6	6
Depreciation and amortization	26	30
Other	4	2
Deferred tax liabilities	61	56

Net deferred tax assets	$83	$44

The Company's deferred tax assets include federal and state net operating losses, or NOLs. Accordingly, the total and annual deduction for those NOLs is limited by tax law. The federal NOLs of $5 million were all acquired in business combinations. The Company's federal NOLs expire between the years 2020 and 2033 and the state NOLs expire between the years 2015 and 2035. Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused. During 2014 and 2013, the Company recorded valuation allowance additions in the tax provision of $5 million and $1 million, respectively. The Company recorded valuation allowance reductions of $1 million during the years ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Company maintained reserves for uncertain tax positions of $4 million and $3 million, respectively, that may be challenged by a tax authority. The unrecognized federal tax benefits are related to returns open from 2012 to 2014. The Company files in numerous state jurisdictions with varying statutes of limitation. The unrecognized state tax benefits are related to returns open from 2009 to 2014.

In September 2014, the Internal Revenue Service issued final regulations related to the compensation deduction limitation applicable to certain health insurance issuers.  The new regulations provided additional information regarding the definition of a health insurance issuer. Based on the final regulations, the Company no longer believes it is subject to the compensation deduction limitation in 2013 and 2014.  As a result of this change in regulation, tax benefits of $14 million related to prior years were recorded during 2014.

14. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 4,208,558 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and 1 to 10 years for restricted stock or restricted stock unit awards. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $48 million, $36 million and $25 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $17 million, $8 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Option activity for the year ended December 31, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ in millions)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2013	1,894,390	$11.71
Granted	—	—
Exercised	(619,324)	10.77
Forfeited	(8,000)	9.23
Outstanding as of December 31, 2014	1,267,066	$12.18	$50	2.2

Exercisable as of December 31, 2014	1,249,734	$12.08	$50	2.1

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014 (1)	2013	2012 (1)
Expected life (in years)	—	5.1	—
Risk-free interest rate	—	0.8%	—
Expected volatility	—	48.1%	—
Expected dividend yield	—	—	—

(1) No options were awarded in the years ended December 31, 2014 and 2012.

For the year ended December 31, 2013, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. The expected volatility is primarily based on historical volatility levels. The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2014 (1)	2013	2012 (1)
Weighted-average fair value of options granted	$—	$9.52	$—
Total intrinsic value of stock options exercised ($ in millions)	$17	$13	$24

(1) No options were awarded in the years ended December 31, 2014 and 2012.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2013	4,179,186	$23.95
Granted	2,238,194	46.85
Vested	(1,953,094)	21.62
Forfeited	(114,272)	23.77
Non-vested balance as of December 31, 2014	4,350,014	$36.86

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2014, 2013 and 2012, was $82 million, $49 million and $39 million, respectively.

As of December 31, 2014, there was $145 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.9 years.

The Company maintains an employee stock purchase plan and has issued 76,088 shares, 84,168 shares, and 95,226 shares in 2014, 2013 and 2012, respectively.

15. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $12 million, $9 million and $7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

16. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $46 million, $31 million and $28 million for the years ended December 31, 2014, 2013 and 2012, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows ($ in millions):

2015	$45
2016	49
2017	40
2018	30
2019	26
Thereafter	62
$252
17. Contingencies
On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believes it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. On July 3, 2014, the Commonwealth's attorneys asserted in a letter to the Cabinet for Health and Family Services that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages, and is pursuing its own litigation claims for damages against the Commonwealth.

On February 6, 2015, the Kentucky Court of Appeals affirmed a Franklin Circuit Court ruling that Kentucky Spirit does not have a contractual right to terminate the contract early. The Court of Appeals also found that the contract’s liquidated damages provision “is applicable in the event of a premature termination of the Contract term.” Kentucky Spirit intends to seek Kentucky Supreme Court review of the finding that its departure constituted a breach of contract. The Commonwealth may seek review of the ruling that the liquidated damages provision is applicable in the event of a premature termination.

Kentucky Spirit also filed a lawsuit in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. On December 9, 2014, the Franklin Circuit Court denied the Commonwealth's motion for partial summary judgment on Kentucky Spirit's damages claims. Discovery is proceeding on those claims.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of December 31, 2014.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

18. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except per share data):

	2014	2013	2012
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$268	$161	$89
Discontinued operations, net of tax	3	4	(87)
Net earnings	$271	$165	$2

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	116,345,764	108,253,090	103,018,732
Common stock equivalents (as determined by applying the treasury stock method)	4,014,448	4,241,256	4,410,018
Weighted average number of common shares and potential dilutive common shares outstanding	120,360,212	112,494,346	107,428,750

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.30	$1.49	$0.86
Discontinued operations	0.03	0.03	(0.84)
Basic earnings per common share	$2.33	$1.52	$0.02

Diluted:
Continuing operations	$2.23	$1.43	$0.83
Discontinued operations	0.02	0.04	(0.81)
Diluted earnings per common share	$2.25	$1.47	$0.02

The calculation of diluted earnings per common share for 2014, 2013 and 2012 excludes the impact of 207,980 shares, 187,078 shares and 284,850 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information as of and for the year ended December 31, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$13,886	$1,781	$—	$15,667
Premium and service revenues from internal customers	60	3,019	(3,079)	—
Total premium and service revenues	13,946	4,800	(3,079)	15,667
Earnings from operations	353	111	—	464
Total assets	4,620	1,118	—	5,738

Segment information as of and for the year ended December 31, 2013, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$9,741	$785	$—	$10,526
Premium and service revenues from internal customers	41	2,147	(2,188)	—
Total premium and service revenues	9,782	2,932	(2,188)	10,526
Earnings from operations	198	79	—	277
Total assets	2,817	596	—	3,413

Segment information as of and for the year ended December 31, 2012, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$7,125	$557	$—	$7,682
Premium and service revenues from internal customers	87	1,550	(1,637)	—
Total premium and service revenues	7,212	2,107	(1,637)	7,682
Earnings from operations	63	45	—	108
Total assets	2,164	371	—	2,535

20. Quarterly Selected Financial Information
(In millions, except share data)
(Unaudited)

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$3,460	$4,023	$4,352	$4,725
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$34	$47	$81	$106
Discontinued operations, net of income tax expense (benefit)	(1)	2	1	1
Net earnings	$33	$49	$82	$107

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.30	$0.41	$0.69	$0.90
Discontinued operations	(0.01)	0.01	0.01	0.01
Basic earnings per common share	$0.29	$0.42	$0.70	$0.91

Diluted:
Continuing operations	$0.29	$0.39	$0.67	$0.87
Discontinued operations	(0.01)	0.02	0.01	0.01
Diluted earnings per common share	$0.28	$0.41	$0.68	$0.88

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$2,525	$2,611	$2,795	$2,932
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$23	$41	$50	$48
Discontinued operations, net of income tax expense (benefit)	—	(1)	(1)	5
Net earnings	$23	$40	$49	$53

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.22	$0.38	$0.46	$0.43
Discontinued operations	—	(0.01)	(0.01)	0.05
Basic earnings per common share	$0.22	$0.37	$0.45	$0.48

Diluted:
Continuing operations	$0.21	$0.36	$0.44	$0.42
Discontinued operations	—	(0.01)	(0.01)	0.04
Diluted earnings per common share	$0.21	$0.35	$0.43	$0.46

21. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3	$3
Short term investments, at fair value (amortized cost $8 and $6, respectively)	8	6
Other current assets	378	125
Total current assets	389	134
Long term investments, at fair value (amortized cost $10 and $8, respectively)	10	8
Investment in subsidiaries	2,296	1,667
Other long term assets	38	32
Total assets	$2,733	$1,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$24	$5
Long term debt	815	591
Other long term liabilities	3	2
Total liabilities	842	598

Redeemable noncontrolling interest	148	—

Stockholders' equity:
Common stock, $.001 par value; authorized 200,000,000 shares; 124,274,864 issued and 118,433,416 outstanding at December 31, 2014, and 117,346,430 issued and 110,638,478 outstanding at December 31, 2013	—	—
Additional paid-in capital	840	594
Accumulated other comprehensive loss	(1)	(3)
Retained earnings	1,003	732
Treasury stock, at cost (5,841,448 and 6,707,952 shares, respectively)	(98)	(89)
Total Centene stockholders' equity	1,744	1,234
Noncontrolling interest	(1)	9
Total stockholders' equity	1,743	1,243
Total liabilities and stockholders' equity	$2,733	$1,841

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except share data)

	Year Ended December 31,
	2014	2013	2012
Expenses:
General and administrative expenses	$3	$4	$4
Other income (expense):
Investment and other income	1	1	20
Interest expense	(30)	(23)	(16)
Earnings (loss) before income taxes	(32)	(26)	—
Income tax benefit	(8)	(15)	(10)
Net earnings (loss) before equity in subsidiaries	(24)	(11)	10
Equity in earnings from subsidiaries	285	173	66
Net earnings	261	162	76
(Earnings) loss attributable to noncontrolling interests	7	(1)	13
Net earnings attributable to Centene	268	161	89

Net earnings per share from continuing operations:
Basic earnings per common share	$2.30	$1.49	$0.86
Diluted earnings per common share	$2.23	$1.43	$0.83
Weighted average number of shares outstanding:
Basic	116,345,764	108,253,090	103,018,732
Diluted	120,360,212	112,494,346	107,428,750

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Cash provided by operating activities	$317	$302	$328
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(384)	(417)	(540)
Purchase of investments	(32)	(12)	(7)
Sales and maturities of investments	14	10	30
Acquisitions	(137)	(67)	—
Net cash used in investing activities	(539)	(486)	(517)
Cash flows from financing activities:
Proceeds from borrowings	1,875	180	400
Payment of long term debt	(1,650)	(30)	(215)
Proceeds from exercise of stock options	8	9	16
Proceeds from stock offering	—	15	—
Common stock repurchases	(29)	(20)	(13)
Debt issue costs	(7)	(3)	(4)
Contributions from noncontrolling interest	6	8	1
Purchase of noncontrolling interest	—	—	(14)
Excess tax benefits from stock compensation	19	6	11
Net cash provided by financing activities	222	165	182
Net increase (decrease) in cash and cash equivalents	—	(19)	(7)
Cash and cash equivalents, beginning of period	3	22	29
Cash and cash equivalents, end of period	$3	$3	$22

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

Due to our centralized cash management function, all cash flows generated by our unrestricted subsidiaries, including management fees, are transferred to the parent company, primarily to repay borrowings on the parent company's revolving credit facility. The parent company may also utilize the cash flow to make acquisitions, fund capital contributions to subsidiaries and fund its operations. During the years ended December 31, 2014, 2013 and 2012, cash flows received by the parent from unrestricted subsidiaries was $341 million, $313 million, and $318 million and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Note B - Dividends

During 2014, 2013 and 2012, the Registrant received dividends from its subsidiaries totaling $54 million, $21 million and $29 million, respectively.

Note C - Other Current Assets

The parent company's other current assets include $359 million and $113 million of federal and state income tax receivables as of December 31, 2014 and 2013, respectively, primarily due to tax sharing agreements with its subsidiaries.

22. Subsequent Events

In January 2015, the Company issued an additional $200 million of 4.75% Senior Notes ($200 million Add-on Notes) at par. The $200 million Add-on Notes were offered as additional debt securities under an indenture dated as of April 29, 2014, pursuant to which the Company previously issued $300 million aggregate principal amount of 4.75% Senior Notes due 2022. In connection with the January 2015 issuance, the Company entered into interest rate swap agreements for a notional amount of $200 million at a floating rate of interest based on the three month LIBOR plus 2.88%. Gains and losses due to changes in the fair value of the interest rate swap will completely offset changes in the fair value of the hedged portion of the underlying debt and will be recorded as an adjustment to the $200 million Add-on Notes.

In January 2015, the Company sold 25% of our ownership in Celtic Insurance Company. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Specialty Services segment. Under the terms of the agreement, the Company entered into a put agreement with the noncontrolling interest holder to purchase the noncontrolling interest at a later date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Centene Corporation:
We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 23, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Proposal One: Election of Directors”. This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Corporate Governance and Risk Management.”  These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2015 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2015 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2015 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2014, 2013 and 2012    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.2		By-laws of Centene Corporation, as amended effective as of February 2, 2015	X

4.1		Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto)		8-K	May 27, 2011	4.1

4.2		Indenture, dated April 29, 2014, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto).		8-K	April 29, 2014	4.1

10.1	*	1998 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File number 333-83190		S-1	October 9, 2001	10.10

10.2	*	1999 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.11

10.3	*	2000 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-83190		S-1	October 9, 2001	10.12

10.4	*	2002 Employee Stock Purchase Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-90976		10-Q	April 29, 2002	10.5

10.4a	*	First Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2005	10.9a

10.4b	*	Second Amendment to the 2002 Employee Stock Purchase Plan		10-K	February 24, 2006	10.10b

10.5	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan, shares which are registered on Form S-8 - File Number 333-108467		8-K	April 30, 2010	10.1

10.6	*	2012 Stock Plan of Centene Corporation, shares which are registered on Form S-8 - File Number 333-180976		DEF 14A	March 9, 2012	4

10.6a	*	Amended and Restated 2012 Stock Incentive Plan, shares which are registered on Form S-8 - File Number 333-197737		8-K	April 22, 2014	10.1

10.7	*	Centene Corporation Non-Employee Directors Deferred Stock Compensation Plan	10-Q	October 25, 2004	10.1

10.7a	*	First Amendment to the Non-Employee Directors Deferred Stock Compensation Plan	10-K	February 24, 2006	10.12a

10.8	*	Centene Corporation Employee Deferred Compensation Plan	10-K	February 22, 2010	10.10

10.09	*	Centene Corporation 2007 Long-Term Incentive Plan	8-K	April 26, 2007	10.2

10.10	*	Centene Corporation Short-Term Executive Compensation Plan	10-K	February 22, 2011	10.12

10.11	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004	8-K	November 9, 2004	10.1

10.11a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 28, 2008	10.2

10.11b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	April 28, 2009	10.2

10.11c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 23, 2012	10.2

10.11d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	8-K	May 16, 2013	10.1

10.12	*	Form of Executive Severance and Change in Control Agreement	10-Q	October 28, 2008	10.3

10.12a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement	10-Q	October 23, 2012	10.3

10.13	*	Form of Restricted Stock Unit Agreement	10-Q	October 28, 2008	10.4

10.14	*	Form of Non-statutory Stock Option Agreement (Non-Employees)	8-K	July 28, 2005	10.3

10.15	*	Form of Non-statutory Stock Option Agreement (Employees)	10-Q	October 28, 2008	10.5

10.16	*	Form of Non-statutory Stock Option Agreement (Directors)	10-K	February 23, 2009	10.18

10.17	*	Form of Incentive Stock Option Agreement	10-Q	October 28, 2008	10.6

10.18	*	Form of Stock Appreciation Right Agreement	8-K	July 28, 2005	10.6

10.19	*	Form of Restricted Stock Agreement	10-Q	October 25, 2005	10.8

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #1	10-Q	October 28, 2008	10.7

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #2	10-K	February 23, 2009	10.23

10.22	*	Form of Long-Term Incentive Plan Agreement	8-K	February 7, 2008	10.1

10.23		Credit Agreement dated as of May 21, 2013 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC	8-K	May 22, 2013	10.1

10.23a	Amended No. 1 to Amended and Restated Credit Agreement dated as of July 15, 2014 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC.		10-Q	October 28, 2014	10.3

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333-197213, 333-196037, 333-193205, 333-187741, and 333-187652) and on Form S-8 (File Numbers 333-197737, 333-180976, 333-108467, 333-90976, and 333-83190)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2015.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 23, 2015.

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