Form 10-Q
period 2015-03-31
CENTENE CORP
filed 2015-04-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒

As of April 17, 2015, the registrant had 118,914,646 shares of common stock outstanding.

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

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,666	$1,610
Premium and related receivables	1,245	912
Short term investments	151	177
Other current assets	528	335
Total current assets	3,590	3,034
Long term investments	1,527	1,280
Restricted deposits	98	100
Property, software and equipment, net	450	445
Goodwill	786	754
Intangible assets, net	131	120
Other long term assets	114	91
Total assets	$6,696	$5,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$1,950	$1,723
Accounts payable and accrued expenses	1,002	768
Return of premium payable	269	236
Unearned revenue	117	168
Current portion of long term debt	5	5
Total current liabilities	3,343	2,900
Long term debt	1,123	874
Other long term liabilities	238	159
Total liabilities	4,704	3,933
Commitments and contingencies
Redeemable noncontrolling interests	155	148
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; 124,562,959 issued and 118,886,912 outstanding at March 31, 2015, and 124,274,864 issued and 118,433,416 outstanding at December 31, 2014	—	—
Additional paid-in capital	870	840
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	1,066	1,003
Treasury stock, at cost (5,676,047 and 5,841,448 shares, respectively)	(98)	(98)
Total Centene stockholders’ equity	1,837	1,744
Noncontrolling interest	—	(1)
Total stockholders’ equity	1,837	1,743
Total liabilities and stockholders’ equity	$6,696	$5,824
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premium	$4,299	$3,071
Service	462	281
Premium and service revenues	4,761	3,352
Premium tax and health insurer fee	370	108
Total revenues	5,131	3,460
Expenses:
Medical costs	3,861	2,743
Cost of services	402	242
General and administrative expenses	403	296
Premium tax expense	281	78
Health insurer fee expense	55	31
Total operating expenses	5,002	3,390
Earnings from operations	129	70
Other income (expense):
Investment and other income	9	5
Interest expense	(10)	(7)
Earnings from continuing operations, before income tax expense	128	68
Income tax expense	63	35
Earnings from continuing operations, net of income tax expense	65	33
Discontinued operations, net of income tax expense of $0 and $0, respectively	(1)	(1)
Net earnings	64	32
(Earnings) loss attributable to noncontrolling interests	(1)	1
Net earnings attributable to Centene Corporation	$63	$33

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$64	$34
Discontinued operations, net of income tax expense (benefit)	(1)	(1)
Net earnings	$63	$33

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.54	$0.30
Discontinued operations	(0.01)	(0.01)
Basic earnings per common share	$0.53	$0.29

Diluted:
Continuing operations	$0.52	$0.29
Discontinued operations	(0.01)	(0.01)
Diluted earnings per common share	$0.51	$0.28

Weighted average number of common shares outstanding:
Basic	118,783,755	114,967,752
Diluted	122,572,366	118,722,532
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net earnings	$64	$32
Change in unrealized gain on investments, net of tax	5	2
Foreign currency translation adjustments	(5)	—
Other comprehensive earnings	—	2
Comprehensive earnings	64	34
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	1
Comprehensive earnings attributable to Centene Corporation	$63	$35

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Three Months Ended March 31, 2015

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2014	124,274,864	$—	$840	$(1)	$1,003	5,841,448	$(98)	$(1)	$1,743
Comprehensive Earnings:
Net earnings	—	—	—	—	63	—	—	—	63
Change in unrealized investment loss, net of $3 tax	—	—	—	5	—	—	—	—	5
Foreign currency translation	—	—	—	(5)	—	—	—	—	(5)
Total comprehensive earnings									63
Common stock issued for acquisition	—	—	9	—	—	(247,580)	4	—	13
Common stock issued for employee benefit plans	288,095	—	2	—	—	—	—	—	2
Common stock repurchases	—	—	—	—	—	82,179	(4)	—	(4)
Stock compensation expense	—	—	16	—	—	—	—	—	16
Excess tax benefits from stock compensation	—	—	3	—	—	—	—	—	3
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, March 31, 2015	124,562,959	$—	$870	$(1)	$1,066	5,676,047	$(98)	$—	$1,837

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$64	$32
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	27	20
Stock compensation expense	16	11
Deferred income taxes	(6)	(8)
Gain on settlement of contingent consideration	(10)	—
Changes in assets and liabilities
Premium and related receivables	(334)	(119)
Other current assets	(3)	3
Other assets	(13)	(14)
Medical claims liabilities	227	196
Unearned revenue	(51)	35
Accounts payable and accrued expenses	58	91
Other long term liabilities	68	4
Other operating activities	2	1
Net cash provided by operating activities	45	252
Cash flows from investing activities:
Capital expenditures	(27)	(18)
Purchases of investments	(307)	(167)
Sales and maturities of investments	111	112
Proceeds from asset sale	7	—
Investments in acquisitions, net of cash acquired	(9)	(77)
Net cash used in investing activities	(225)	(150)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	2
Proceeds from borrowings	500	645
Payment of long term debt	(253)	(519)
Excess tax benefits from stock compensation	3	—
Common stock repurchases	(4)	(2)
Contribution from noncontrolling interest	—	5
Debt issue costs	(4)	—
Payment of contingent consideration obligation	(8)	—
Net cash provided by financing activities	236	131
Net increase in cash and cash equivalents	56	233
Cash and cash equivalents, beginning of period	1,610	1,038
Cash and cash equivalents, end of period	$1,666	$1,271
Supplemental disclosures of cash flow information:
Interest paid	$2	$2
Income taxes paid	$24	$21
Equity issued in connection with acquisitions	$13	$132

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)
(Unaudited)

1. Basis of Presentation

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2014.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2014 audited financial statements have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2014 amounts in the notes to the consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share and per share information presented in this Form 10-Q has been adjusted for the two-for-one stock split.

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update which changes the presentation of debt issuance costs in financial statements. Under the new standard, debt issuance costs are presented in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the cost is reported as interest expense. The new standard is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company has elected to adopt this guidance in the current fiscal quarter and applied the new standard retrospectively to all prior periods. The reclassification of debt issuance costs impacted the Consolidated Balance Sheets by decreasing both Other Long Term Assets and Long Term Debt by $14 million at December 31, 2014 and $17 million at March 31, 2015. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

2. Acquisitions and Redeemable Noncontrolling Interest

Acquisitions

Community Health Solutions of America, Inc.

In July 2014, the Company completed a transaction whereby Community Health Solutions of America, Inc. assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections (LHC). The fair value of consideration transferred included the present value of the estimated contingent consideration, subject to membership retained by LHC in the first quarter of 2015. The fair value of contingent consideration was $18 million at December 31, 2014. During the three months ended March 31, 2015, the Company determined the amount of the actual contingent consideration to be $8 million. A gain of $10 million related to the settlement of the obligation was recorded in General and Administrative expense.

LiveHealthier, Inc.

In January 2015, the Company acquired the remaining 79% of LiveHealthier, Inc. (LiveHealthier) for $28 million, bringing its total ownership to 100%. LiveHealthier is a provider of technology and service-based health management solutions. The fair value of consideration of $28 million consists of cash paid of $11 million, Centene common stock issued at closing of $13 million, and the present value of contingent consideration of $4 million to be paid in cash over a three year period. The contingent consideration will not exceed $9 million.

The Company's preliminary allocation of fair value resulted in goodwill of $29 million and other identifiable intangible assets of $16 million. The Company has not finalized the allocation of the fair value of assets and liabilities. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

Redeemable Noncontrolling Interest

In January 2015, the Company sold 25% of its ownership in Celtic Insurance Company for $7 million. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Managed Care segment. In connection with the sale of the ownership interest, the Company entered into a put agreement with the noncontrolling interest holder, allowing the noncontrolling interest holder to put its interest back to the Company beginning in 2022. As a result of put option agreements, noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the consolidated balance sheets.

A reconciliation of the changes in the Redeemable Noncontrolling Interests is as follows ($ in millions):

Balance, December 31, 2014	$148
Fair value of redeemable noncontrolling interest sold	7
Reclassification to redeemable noncontrolling interest	(1)
Net earnings attributable to redeemable noncontrolling interests	1
Balance, March 31, 2015	$155

3. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$451	$2	$(1)	$452	$393	$1	$(2)	$392
Corporate securities	618	4	(1)	621	556	2	(2)	556
Restricted certificates of deposit	6	—	—	6	6	—	—	6
Restricted cash equivalents	77	—	—	77	79	—	—	79
Municipal securities:
General obligation	97	1	—	98	54	—	—	54
Pre-refunded	4	—	—	4	5	—	—	5
Revenue	158	—	—	158	101	1	—	102
Variable rate demand notes	27	—	—	27	14	—	—	14
Asset backed securities	170	—	—	170	180	—	—	180
Mortgage backed securities	81	2	—	83	84	1	—	85
Cost and equity method investments	64	—	—	64	68	—	—	68
Life insurance contracts	16	—	—	16	16	—	—	16
Total	$1,769	$9	$(2)	$1,776	$1,556	$5	$(4)	$1,557

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of March 31, 2015, 47% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 66% were rated AA-/Aa3 or higher, and 91% were rated A-/A3 or higher.  At March 31, 2015, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2015				December 31, 2014
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$80	$—	$16	$—	$72	$(2)	$180
Corporate securities	(1)	185	—	1	(2)	311	—	1
Municipal securities:
General obligation	—	22	—	4	—	4	—	3
Revenue	—	72	—	3	—	16	—	3
Pre-refunded	—	—	—	—	—	—	—	1
Asset backed securities	—	40	—	10	—	70	—	10
Mortgage backed securities	—	—	—	—	—	18	—	—
Total	$(2)	$399	$—	$34	$(2)	$491	$(2)	$198

As of March 31, 2015, the gross unrealized losses were generated from 90 positions out of a total of 363 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

During the quarter ended March 31, 2015, the company recognized $1 million of income from equity method investments.

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	March 31, 2015				December 31, 2014
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$151	$151	$90	$90	$176	$177	$92	$92
One year through five years	1,316	1,322	8	8	1,121	1,121	8	8
Five years through ten years	120	120	—	—	121	120	—	—
Greater than ten years	84	85	—	—	38	39	—	—
Total	$1,671	$1,678	$98	$98	$1,456	$1,457	$100	$100

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

4. Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon observable or unobservable inputs used to estimate fair value.  Level inputs are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2015, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,666	$—	$—	$1,666
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$434	$3	$—	$437
Corporate securities	—	621	—	621
Municipal securities:
General obligation	—	98	—	98
Pre-refunded	—	4	—	4
Revenue	—	158	—	158
Variable rate demand notes	—	27	—	27
Asset backed securities	—	170	—	170
Mortgage backed securities	—	83	—	83
Total investments	$434	$1,164	$—	$1,598
Restricted deposits available for sale:
Cash and cash equivalents	$77	$—	$—	$77
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	15	—	—	15
Total restricted deposits	$98	$—	$—	$98
Other long term assets: Interest rate swap agreements	$—	$16	$—	$16
Total assets at fair value	$2,198	$1,180	$—	$3,378
Liabilities
Other long term liabilities: Interest rate swap agreements	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2

The following table summarizes fair value measurements by level at December 31, 2014, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,610	$—	$—	$1,610
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$360	$17	$—	$377
Corporate securities	—	556	—	556
Municipal securities:
General obligation	—	54	—	54
Pre-refunded	—	5	—	5
Revenue	—	102	—	102
Variable rate demand notes	—	14	—	14
Asset backed securities	—	180	—	180
Mortgage backed securities	—	85	—	85
Total investments	$360	$1,013	$—	$1,373
Restricted deposits available for sale:
Cash and cash equivalents	$79	$—	$—	$79
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	15	—	—	15
Total restricted deposits	$100	$—	$—	$100
Other long term assets: Interest rate swap agreements	$—	$11	$—	$11
Total assets at fair value	$2,070	$1,024	$—	$3,094

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At March 31, 2015, there were less than $1 million of transfers from Level I to Level II and $14 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $80 million and $84 million as of March 31, 2015 and December 31, 2014, respectively.

5. Health Insurance Marketplace

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014 for the Health Insurance Marketplace product. These programs, commonly referred to as the “three Rs,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual medical loss ratio for the Health Insurance Marketplace. Each of the three R programs are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to Premium revenue to meet the minimum medical loss ratio.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	March 31, 2015	December 31, 2014
Risk adjustment	$(72)	$(44)
Reinsurance	15	11
Risk corridor	(23)	(9)
Minimum medical loss ratio	(16)	(6)

6. Debt

Debt consists of the following ($ in millions):

	March 31, 2015	December 31, 2014
$425 million 5.75% Senior notes, due June 1, 2017	$429	$429
$500 million 4.75% Senior notes, due May 15, 2022	500	300
Fair value of interest rate swap agreements	14	11
Senior notes	943	740
Revolving credit agreement	125	75
Mortgage notes payable	69	70
Capital leases	8	8
Debt issuance costs	(17)	(14)
Total debt	1,128	879
Less current portion	(5)	(5)
Long term debt	$1,123	$874

Senior Notes

In January 2015, the Company issued an additional $200 million of 4.75% Senior Notes ($200 Million Add-on Notes) at par. The $200 million Add-on Notes were offered as additional debt securities under the indenture governing the $300 Million of 4.75% Senior Notes issued in April 2014. In connection with the January 2015 issuance, the Company entered into interest rate swap agreements for a notional amount of $200 million at a floating rate of interest based on the three month LIBOR plus 2.88%. Gains and losses due to changes in the fair value of the interest rate swap completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $200 Million Add-on Notes.

The indentures governing both the $425 million notes due 2017 and the $500 million notes due 2022 contain non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $750 million of notional amount of interest rate swap agreements consisting of $250 million which are scheduled to expire on June 1, 2017 and $500 million that are scheduled to expire May 15, 2022. Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 2.85% adjusted quarterly. At March 31, 2015, the weighted average rate was 3.10%.

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

Revolving Credit Agreement

The Company has an unsecured $500 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100 million of unrestricted cash. As of March 31, 2015, the Company had $125 million of borrowings outstanding under the agreement with a weighted average interest rate of 2.51%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of March 31, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $30 million as of March 31, 2015, which were not part of the revolving credit facility. The Company also had letters of credit for $52 million (valued at March 31, 2015 conversion rate), or €48 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.73% as of March 31, 2015. The Company had outstanding surety bonds of $196 million as of March 31, 2015.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$64	$34
Discontinued operations, net of tax	(1)	(1)
Net earnings	$63	$33

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	118,783,755	114,967,752
Common stock equivalents (as determined by applying the treasury stock method)	3,788,611	3,754,780
Weighted average number of common shares and potential dilutive common shares outstanding	122,572,366	118,722,532

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.54	$0.30
Discontinued operations	(0.01)	(0.01)
Basic earnings per common share	$0.53	$0.29

Diluted:
Continuing operations	$0.52	$0.29
Discontinued operations	(0.01)	(0.01)
Diluted earnings per common share	$0.51	$0.28

The calculation of diluted earnings per common share for the three months ended March 31, 2015 and 2014 excludes the impact of 26,376 shares and 45,912 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

8. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended March 31, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,243	$518	$—	$4,761
Premium and service revenues from internal customers	24	1,075	(1,099)	—
Total premium and service revenues	$4,267	$1,593	$(1,099)	$4,761
Earnings from operations	$95	$34	$—	$129

Segment information for the three months ended March 31, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$2,970	$382	$—	$3,352
Premium and service revenues from internal customers	13	639	(652)	—
Total premium and service revenues	$2,983	$1,021	$(652)	$3,352
Earnings from operations	$44	$26	$—	$70

9. Contingencies
On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believes it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. The Commonwealth's attorneys have asserted that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages, and is pursuing its own litigation claims for damages against the Commonwealth.

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

Kentucky Spirit also filed a lawsuit in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. On December 9, 2014, the Franklin Circuit Court denied the Commonwealth's motion for partial summary judgment on Kentucky Spirit's damages claims. On March 15, 2015, the Franklin Circuit Court denied the Commonwealth's motion to stay discovery and ordered that discovery proceed on those claims.

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet, Kentucky Spirit contested CHFS' jurisdiction to make such a determination. Depending on the response from the Finance and Administration Cabinet, Kentucky Spirit may bring the matter to the Franklin Circuit Court.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of March 31, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share and per share information presented in this Form 10-Q has been adjusted for the two-for-one stock split.

Key financial metrics for the first quarter of 2015 are summarized as follows:

•	Quarter-end managed care membership of 4.4 million, an increase of 1.4 million members, or 44% year over year.

•	Premium and service revenues of $4.8 billion, representing 42% growth year over year.

•	Health Benefits Ratio of 89.8%, compared to 89.3% in 2014.

•	General and Administrative expense ratio of 8.5%, compared to 8.8% in 2014.

•	Operating cash flows of $45 million for the first quarter of 2015.

•	Diluted net earnings per share of $0.52, compared to $0.29 in 2014.

The following items contributed to our revenue and membership growth over the last year:

•
Florida. In May 2014, our Florida subsidiary, Sunshine Health, began operating under a new contract in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual-eligible members. In addition, we began operating as the sole provider under a new statewide contract for the Child Welfare Specialty Plan (Foster Care). Enrollment for both the MMA program and Foster Care began in May 2014 and was implemented by region through August 2014.

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

•
Indiana. In February 2015, our Indiana subsidiary, Managed Health Services, began operating under an expanded contract with the Indiana Family & Social Services Administration to provide Medicaid services under the state's Healthy Indiana Plan 2.0 program.

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

•	New Hampshire. In September 2014, our New Hampshire subsidiary, New Hampshire Healthy Families, began serving members under the state's Medicaid expansion program.

•
Ohio. In May 2014, our Ohio subsidiary, Buckeye Health Plan (Buckeye), began operating under a new contract with the Ohio Department of Medicaid and the Centers for Medicare and Medicaid Services to serve Medicaid members in a dual-eligible demonstration program in three of seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the Integrated Care Delivery System expansion, serves those who have both Medicare and Medicaid eligibility. Passive enrollment for Medicaid began in May 2014 and implementation was completed in July 2014. Passive enrollment for Medicare began in January 2015.

•
South Carolina. In February 2015, our South Carolina subsidiary, Absolute Total Care, began operating under a new contract with the South Carolina Department of Health and Human Services and the Centers for Medicare and Medicaid Services to serve dual-eligible members as part of the state's dual demonstration program.

•
Texas. In September 2014, we began operating under a new contract with the Texas Health and Human Services Commission (HHSC) to expand our operations and serve STAR+PLUS members in two Medicaid Rural Service Areas. We also began providing expanded coverage in September 2014 under our STAR+PLUS contracts to provide acute care services for intellectually and developmentally disabled members. In March 2015, we began operating under an expanded STAR+PLUS contract with the Texas HHSC to include nursing facility benefits.

In March 2015, we also began operating under a new contract with the Texas HHSC and the Centers for Medicare and Medicaid Services to serve dual-eligible members in three counties as part of the state's dual demonstration program.

•	Vermont. In February 2015, Centurion began operating under a new contract with the State of Vermont Department of Corrections to provide comprehensive correctional healthcare services.

In addition, in July 2014, we completed an investment accounted for under the equity method for the purchase of a noncontrolling interest in Ribera Salud S.A. (Ribera Salud), a Spanish health management group. Centene is a joint shareholder with Ribera Salud's remaining investor, Banco Sabadell S.A.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the full year benefit in 2015 of business commenced during 2014 in Florida, Illinois, Louisiana, Mississippi, New Hampshire, Ohio and Texas as discussed above.

•
In April 2015, Managed Health Services began operating under an expanded contract with the Indiana Family & Social Services Administration to provide services to its ABD Medicaid enrollees who qualify for the new Hoosier Care Connect Program.

•
In April 2015, Centurion was recommended for an award by the Mississippi Department of Corrections to provide comprehensive correctional healthcare services. The contract is expected to commence in the third quarter of 2015.

•
In March 2015, our Missouri subsidiary, Home State Health, was selected by the Missouri Division of Purchasing and Materials Management to continue providing managed care services to MO HealthNet Managed Care beneficiaries. The new contract will be effective in the third quarter of 2015.

•
In February 2015, our Texas subsidiary, Superior HealthPlan, was tentatively recommended for a contract award by the Texas HHSC to continue to serve STAR Health (Foster Care) Medicaid recipients. The new contract is expected to commence in the third quarter of 2015.

•
In January 2015, we signed a definitive agreement to acquire Agate Resources, Inc., a diversified holding company that offers primarily Medicaid and other healthcare products and services to Oregon residents. The transaction is expected to close in the third quarter of 2015, subject to customary closing conditions, including Oregon regulatory approval.

•
In December 2014, our subsidiary, Cenpatico Integrated Care, in partnership with University of Arizona Health Plan, was selected by the Arizona Department of Health Services/Division of Behavioral Health Services to be the Regional Behavioral Health Authority for the new southern geographic service area. The new contract is expected to commence in the fourth quarter of 2015.

•
In December 2013, we signed a definitive agreement to purchase a majority stake in Fidelis SecureCare of Michigan, Inc. (Fidelis), a subsidiary of Fidelis SeniorCare, Inc. The transaction is expected to close in the second quarter of 2015, subject to certain closing conditions including regulatory approvals. Fidelis was selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. Enrollment is expected to commence in the second quarter of 2015.

MEMBERSHIP

From March 31, 2014 to March 31, 2015, we increased our managed care membership by 1.4 million, or 44%.  The following table sets forth our membership by state for our managed care organizations:

	March 31, 2015	December 31, 2014	March 31, 2014
Arizona	202,200	204,000	169,800
Arkansas	43,200	38,400	16,400
California	171,200	163,900	118,100
Florida	463,100	425,700	230,300
Georgia	405,600	389,100	331,400
Illinois	184,800	87,800	22,400
Indiana	227,700	197,700	198,700
Kansas	143,700	143,300	145,000
Louisiana	359,500	152,900	149,800
Massachusetts	64,500	48,400	50,800
Minnesota	9,500	9,500	9,400
Mississippi	141,900	108,700	85,400
Missouri	75,600	71,000	58,100
New Hampshire	67,500	62,700	37,100
Ohio	296,000	280,100	181,800
South Carolina	106,000	109,700	96,300
Tennessee	20,800	21,000	21,100
Texas	974,900	971,000	904,000
Vermont	1,600	—	—
Washington	207,100	194,400	151,700
Wisconsin	82,100	83,200	70,800
Total at-risk membership	4,248,500	3,762,500	3,048,400
Non-risk membership	153,200	298,400	—
Total	4,401,700	4,060,900	3,048,400

At March 31, 2015, we served 331,800 Medicaid members in Medicaid expansion programs in California, Illinois, Indiana, Massachusetts, New Hampshire, Ohio and Washington included in the table above.

The following table sets forth our membership by line of business:

	March 31, 2015	December 31, 2014	March 31, 2014
Medicaid	3,133,900	2,754,900	2,169,100
CHIP & Foster Care	233,600	222,700	269,200
ABD, Medicare & Duals	410,400	392,700	300,500
LTC	71,200	60,800	51,800
Health Insurance Marketplaces	161,700	74,500	39,700
Hybrid Programs [1]	—	18,900	14,400
Behavioral Health	195,100	197,000	162,700
Correctional Healthcare Services	42,600	41,000	41,000
Total at-risk membership	4,248,500	3,762,500	3,048,400
Non-risk membership	153,200	298,400	—
Total	4,401,700	4,060,900	3,048,400

1 In February 2015, hybrid programs in Indiana and Massachusetts were converted to Medicaid expansion contracts.

The following table identifies our dual-eligible membership by line of business. The membership tables above include these members.

	March 31, 2015	December 31, 2014	March 31, 2014
ABD	112,600	118,300	72,800
LTC	52,000	35,900	41,300
Medicare	6,800	7,200	6,500
Medicaid / Medicare Duals	12,600	3,200	—
Total	184,000	164,600	120,600

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2015 and 2014, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2015 and 2014 is as follows ($ in millions, except per share data):

	Three Months Ended March 31,
	2015	2014	% Change 2014-2015
Premium	$4,299	$3,071	40.0%
Service	462	281	64.4%
Premium and service revenues	4,761	3,352	42.0%
Premium tax and health insurer fee	370	108	242.6%
Total revenues	5,131	3,460	48.3%
Medical costs	3,861	2,743	40.8%
Cost of services	402	242	66.1%
General and administrative expenses	403	296	36.1%
Premium tax expense	281	78	260.3%
Health insurer fee expense	55	31	77.4%
Earnings from operations	129	70	84.3%
Other income (expense), net	(1)	(2)	50.0%
Earnings from continuing operations, before income tax expense	128	68	88.2%
Income tax expense	63	35	80.0%
Earnings from continuing operations, net of income tax	65	33	97.0%
Discontinued operations, net of income tax expense of $0 and $0, respectively	(1)	(1)	—%
Net earnings	64	32	100.0%
(Earnings) loss attributable to noncontrolling interests	(1)	1	200.0%
Net earnings attributable to Centene Corporation	$63	$33	90.9%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$64	$34	88.2%
Discontinued operations, net of income tax expense	(1)	(1)	—%
Net earnings	$63	$33	90.9%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$0.52	$0.29	79.3%
Discontinued operations	(0.01)	(0.01)	—%
Total diluted earnings per common share	$0.51	$0.28	82.1%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Premium and Service Revenues

Premium and service revenues increased 42.0% in the three months ended March 31, 2015 over the corresponding period in 2014 primarily as a result of a full quarter's impact from expansions or new programs in 2014 in many of our states, particularly Florida, Illinois and Ohio. During the three months ended March 31, 2015, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

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

	2015	2014
Medicaid, CHIP, Foster Care & HIM	87.6%	86.9%
ABD, LTC and Medicare	92.9	92.9
Specialty Services	85.2	87.7
Total	89.8	89.3

The consolidated HBR for the three months ended March 31, 2015, was 89.8%, compared to 89.3% in the same period in 2014.  The increase compared to last year is primarily attributable to an increase in higher acuity membership and higher flu related costs over the prior year.

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

	2015	2014
Premium and Service Revenue
New business	23%	20%
Existing business	77%	80%

HBR
New business	91.0%	93.1%
Existing business	89.5%	88.3%

Cost of Services

Cost of services increased by $160 million in the three months ended March 31, 2015, compared to the corresponding period in 2014.  This was primarily due to the growth in the AcariaHealth business.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $107 million in the three months ended March 31, 2015, compared to the corresponding period in 2014.  This was primarily due to expenses for additional staff and facilities to support our membership growth. During the three months ended March 31, 2015, we recorded a gain of $10 million on the settlement of contingent consideration related to the CHS transaction. We also recorded expense of $10 million for a contribution to our charitable foundation during the first quarter of 2015.

The consolidated G&A expense ratio for the three months ended March 31, 2015 and 2014 was 8.5% and 8.8%, respectively.  The year over year decrease in the G&A ratio reflects the leveraging of expenses over higher revenues in 2015 as well as the impact of transaction costs recognized in 2014.

Health Insurer Fee

During the three months ended March 31, 2015, we recorded $55 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of March 31, 2015, we have received signed agreements from all applicable states which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $88 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. Therefore, the health insurer fee had no impact on diluted earnings per share during the first quarter of 2015.

During the three months ended March 31, 2014, we recorded $31 million of non-deductible expense for the ACA annual health insurer fee. In addition, we received signed agreements from 13 of 17 applicable states as of March 31, 2014, which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects (representing approximately 60% of the necessary reimbursements). As a result, we recorded $29 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.08 during the first quarter of 2014 due to the timing of the recognition of the revenue associated with the reimbursement from our state customers.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2015	2014
Investment and other income	$9	$5
Interest expense	(10)	(7)
Other income (expense), net	$(1)	$(2)

The increase in investment income in 2015 reflects an increase in investment balances over 2014 and improved performance of certain equity investments. Interest expense increased in 2015 compared to 2014, primarily reflecting the issuance of $300 million of Senior Notes in April 2014 and the issuance of an additional $200 million in Senior Notes in January 2015.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2015 and 2014, was 49.2% and 51.5%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2015	2014	% Change 2014-2015
Premium and Service Revenues
Managed Care	$4,267	$2,983	43.0%
Specialty Services	1,593	1,021	56.0%
Eliminations	(1,099)	(652)	(68.6)%
Consolidated Total	$4,761	$3,352	42.0%
Earnings from Operations
Managed Care	$95	$44	115.9%
Specialty Services	34	26	30.8%
Consolidated Total	$129	$70	84.3%

Managed Care

Premium and service revenues increased 43.0% in the three months ended March 31, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois and Ohio. Earnings from operations increased $51 million, or 115.9%, between years primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 56.0% in the three months ended March 31, 2015, resulting primarily from increased services associated with membership growth in the Managed Care segment and growth in our AcariaHealth business.  Earnings from operations increased $8 million, or 30.8% in the three months ended March 31, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership as well as external growth in the AcariaHealth business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$45	$252
Net cash used in investing activities	(225)	(150)
Net cash provided by financing activities	236	131
Net increase in cash and cash equivalents	$56	$233

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $45 million in the three months ended March 31, 2015, compared to $252 million in the comparable period in 2014.  The cash provided by operations in 2015 and 2014 was primarily related to net earnings and an increase in medical claims liabilities resulting from the growth in the business, partially offset by increases in premium and related receivables.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.  Cash flow from operations was reduced in the first quarter of 2015 as a result of a one time change in payment terms for one of our states.

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in Premium and Related Receivables at March 31, 2015. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Three Months Ended March 31,
	2015	2014
Increase in premium and related receivables	$(334)	$(119)
Increase (decrease) in unearned revenue	(51)	35
Net decrease in operating cash flow	$(385)	$(84)

Cash Flows Used in Investing Activities

Investing activities used cash of $225 million for the three months ended March 31, 2015, and $150 million in the comparable period in 2014.  Cash flows used in investing activities in 2015 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, capital expenditures, the acquisition of LiveHealthier and proceeds from the sale of Celtic Insurance Company.

In January 2015, we sold 25% of our ownership in Celtic Insurance Company. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Specialty Services segment. Under the terms of the agreement, we entered into a put agreement with the noncontrolling interest holder to purchase the noncontrolling interest at a later date.

Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of U.S. Medical Management and capital and capital expenditures.

We spent $27 million and $18 million in the three months ended March 31, 2015 and 2014, respectively, on capital expenditures for system enhancements and market expansions.

As of March 31, 2015, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.1 years.  We had unregulated cash and investments of $97 million at March 31, 2015, compared to $85 million at December 31, 2014.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $236 million in the three months ended March 31, 2015, compared to $131 million in the comparable period in 2014.  In January 2015, we issued an additional $200 million of 4.75% Senior Notes at par. In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million. During 2014, our financing activities primarily related to net borrowings under our revolving credit facility.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of March 31, 2015, we had $125 million in borrowings outstanding under our revolving credit facility and we were in compliance with all covenants. As of March 31, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $30 million as of March 31, 2015, which were not part of our revolving credit facility. We also had letters of credit for $52 million (valued at the March 31, 2015 conversion rate), or €48 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.73% as of March 31, 2015. In addition, we had outstanding surety bonds of $196 million as of March 31, 2015.

The indentures governing our Senior Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

At March 31, 2015, we had working capital, defined as current assets less current liabilities, of $247 million, compared to $134 million at December 31, 2014.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At March 31, 2015, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 38.0%, compared to 33.5% at December 31, 2014.  Excluding the $69 million non-recourse mortgage note, our debt to capital ratio was 36.6% as of March 31, 2015, compared to 31.7% at December 31, 2014.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2015 Expectations

As previously discussed, in January 2015, we announced a definitive agreement to acquire Agate Resources, Inc. The transaction is expected to close during the third quarter of 2015, subject to customary closing conditions and regulatory approvals.

During the remainder of 2015, we expect to make net capital contributions to our insurance subsidiaries of approximately $390 million associated with our growth and spend approximately $117 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2015 and borrowings on our revolving credit facility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2015, our subsidiaries had aggregate statutory capital and surplus of $1,624 million, compared with the required minimum aggregate statutory capital and surplus requirements of $871 million.  During the three months ended March 31, 2015, we contributed $301 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2015, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2015, we had short term investments of $151 million and long term investments of $1,625 million, including restricted deposits of $98 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2015, the fair value of our fixed income investments would decrease by approximately $46 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $750 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $750 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2015, the fair value of our debt would decrease by approximately $36 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see Part II, Item 1A "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

INFLATION

The inflation rate for medical care costs has been higher than the overall inflation rate for all items.  We use various strategies to mitigate the negative effects of healthcare cost inflation.  Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services.  Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services.  Additionally, our contracts with states require actuarially sound premiums that include healthcare cost trend.

While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations, an increase in the expected rate of inflation for healthcare costs or other factors may affect our ability to control the impact of healthcare cost increases.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believes it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. The Commonwealth's attorneys have asserted that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages, and is pursuing its own litigation claims for damages against the Commonwealth.

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

Kentucky Spirit also filed a lawsuit in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches. On December 9, 2014, the Franklin Circuit Court denied the Commonwealth's motion for partial summary judgment on Kentucky Spirit's damages claims. On March 15, 2015, the Franklin Circuit Court denied the Commonwealth's motion to stay discovery and ordered that discovery proceed on those claims.

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet, Kentucky Spirit contested CHFS' jurisdiction to make such a determination. Depending on the response from the Finance and Administration Cabinet, Kentucky Spirit may bring the matter to the Franklin Circuit Court.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of March 31, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of March 6, 2015, 29 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

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

Some of the health plans with which we compete have greater financial and other resources and offer a broader scope of products than we do. In addition, significant merger and acquisition activity has occurred in the managed care industry, as well as complementary industries, such as the hospital, physician, pharmaceutical, medical device and health information systems businesses. To the extent that competition intensifies in any market that we serve, as a result of industry consolidation or otherwise, our ability to retain or increase members and providers, or maintain or increase our revenue growth, pricing flexibility and control over medical cost trends may be adversely affected.

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

From time to time healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. In addition, we are aware that other managed care organizations have been subject to class action lawsuits by healthcare providers with respect to claim payment procedures, and we may be subject to similar lawsuits. Regardless of whether any lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices as well as compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

In addition, HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies.  HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services.  HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information.  The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. In addition, HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities with a focus on security risk assessments. Although we are not aware of HHS plans to audit any of our covered entities, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2015, the Company completed the acquisition of LiveHealthier, Inc. whereby the initial transaction consideration was partially financed through an issuance of $13 million (247,580 shares) of Centene common stock. The Company issued shares in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Issuer Purchases of Equity Securities First Quarter 2015
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 1 – January 31, 2015	8,314	$52.99	—	3,335,448
February 1 - February 28, 2015	67,047	54.83	—	3,335,448
March 1 - March 31, 2015	6,818	64.11	—	3,335,448
Total	82,179	$55.41	—	3,335,448
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3,335,448 shares.  No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Form of Amendment of Executive Severance and Change in Control Agreement.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 28, 2015.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)