Form 10-Q
period 2015-06-30
CENTENE CORP
filed 2015-07-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒

As of July 17, 2015, the registrant had 119,090,635 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, including our proposed merger with Health Net, Inc. (Health Net) (Proposed Merger), investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A. “Risk Factors,” and Part II, Item 1 “Legal Proceedings.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing and we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing.  Actual results may differ from projections or estimates due to a variety of important factors applicable to both us and Health Net, including but not limited to:

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

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	foreign currency fluctuations;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our or Health Net's managed care contracts by federal or state governments (including but not limited to Medicare and Medicaid);

•	the outcome of our or Health Net's pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us;

•	changes in economic, political and market conditions;

•	the expected closing date of the Proposed Merger;

•	the possibility that the expected synergies and value creation from the Proposed Merger will not be realized, or will not be realized within the expected time period;

•	the risk that acquired businesses will not be integrated successfully;

•	disruption from the Proposed Merger making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs related to the Proposed Merger will be incurred;

•
the possibility that the Proposed Merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions, including the receipt of approval of both Centene's stockholders and Health Net's stockholders; and

•	the risk that financing for the Proposed Merger may not be available on favorable terms.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,967	$1,610
Premium and related receivables	1,248	912
Short term investments	140	177
Other current assets	483	335
Total current assets	3,838	3,034
Long term investments	1,541	1,280
Restricted deposits	101	100
Property, software and equipment, net	462	445
Goodwill	811	754
Intangible assets, net	148	120
Other long term assets	121	91
Total assets	$7,022	$5,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$2,092	$1,723
Accounts payable and accrued expenses	1,004	768
Return of premium payable	289	236
Unearned revenue	68	168
Current portion of long term debt	5	5
Total current liabilities	3,458	2,900
Long term debt	1,139	874
Other long term liabilities	330	159
Total liabilities	4,927	3,933
Commitments and contingencies
Redeemable noncontrolling interests	155	148
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; 124,812,343 issued and 119,087,944 outstanding at June 30, 2015, and 124,274,864 issued and 118,433,416 outstanding at December 31, 2014	—	—
Additional paid-in capital	891	840
Accumulated other comprehensive loss	(4)	(1)
Retained earnings	1,154	1,003
Treasury stock, at cost (5,724,399 and 5,841,448 shares, respectively)	(101)	(98)
Total Centene stockholders’ equity	1,940	1,744
Noncontrolling interest	—	(1)
Total stockholders’ equity	1,940	1,743
Total liabilities and stockholders’ equity	$7,022	$5,824
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premium	$4,692	$3,331	$8,991	$6,402
Service	492	410	954	691
Premium and service revenues	5,184	3,741	9,945	7,093
Premium tax and health insurer fee	322	283	692	391
Total revenues	5,506	4,024	10,637	7,484
Expenses:
Medical costs	4,181	2,960	8,042	5,703
Cost of services	419	366	821	608
General and administrative expenses	442	321	845	616
Premium tax expense	239	253	520	331
Health insurer fee expense	52	31	107	63
Total operating expenses	5,333	3,931	10,335	7,321
Earnings from operations	173	93	302	163
Other income (expense):
Investment and other income	10	7	19	12
Interest expense	(11)	(9)	(21)	(16)
Earnings from continuing operations, before income tax expense	172	91	300	159
Income tax expense	84	45	147	79
Earnings from continuing operations, net of income tax expense	88	46	153	80
Discontinued operations, net of income tax expense (benefit) of $0, $1, $(1), and $1, respectively	—	2	(1)	1
Net earnings	88	48	152	81
(Earnings) loss attributable to noncontrolling interests	—	1	(1)	1
Net earnings attributable to Centene Corporation	$88	$49	$151	$82

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$88	$47	$152	$81
Discontinued operations, net of income tax expense (benefit)	—	2	(1)	1
Net earnings	$88	$49	$151	$82

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.74	$0.41	$1.28	$0.70
Discontinued operations	—	0.01	(0.01)	0.01
Basic earnings per common share	$0.74	$0.42	$1.27	$0.71

Diluted:
Continuing operations	$0.72	$0.39	$1.24	$0.68
Discontinued operations	—	0.02	(0.01)	0.01
Diluted earnings per common share	$0.72	$0.41	$1.23	$0.69

Weighted average number of common shares outstanding:
Basic	119,003,569	115,517,366	118,894,269	115,244,078
Diluted	122,965,011	119,434,516	122,785,459	119,094,840
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$88	$48	$152	$81
Reclassification adjustment, net of tax	—	—	—	(1)
Change in unrealized gain on investments, net of tax	(4)	3	1	6
Foreign currency translation adjustments	1	—	(4)	—
Other comprehensive earnings	(3)	3	(3)	5
Comprehensive earnings	85	51	149	86
Comprehensive (earnings) loss attributable to noncontrolling interests	—	1	(1)	1
Comprehensive earnings attributable to Centene Corporation	$85	$52	$148	$87

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Six Months Ended June 30, 2015

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2014	124,274,864	$—	$840	$(1)	$1,003	5,841,448	$(98)	$(1)	$1,743
Comprehensive Earnings:
Net earnings	—	—	—	—	151	—	—	—	151
Change in unrealized gain on investments, net of tax	—	—	—	1	—	—	—	—	1
Foreign currency translation	—	—	—	(4)	—	—	—	—	(4)
Total comprehensive earnings									148
Common stock issued for acquisition	—	—	9	—	—	(247,580)	4	—	13
Common stock issued for employee benefit plans	537,479	—	3	—	—	—	—	—	3
Common stock repurchases	—	—	—	—	—	130,531	(7)	—	(7)
Stock compensation expense	—	—	33	—	—	—	—	—	33
Excess tax benefits from stock compensation	—	—	6	—	—	—	—	—	6
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, June 30, 2015	124,812,343	$—	$891	$(4)	$1,154	5,724,399	$(101)	$—	$1,940

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$152	$81
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	53	42
Stock compensation expense	33	23
Deferred income taxes	(13)	(11)
Gain on settlement of contingent consideration	(10)	—
Changes in assets and liabilities
Premium and related receivables	(341)	(161)
Other current assets	(28)	29
Other assets	(30)	(29)
Medical claims liabilities	366	284
Unearned revenue	(102)	(18)
Accounts payable and accrued expenses	166	160
Other long term liabilities	144	10
Other operating activities	5	2
Net cash provided by operating activities	395	412
Cash flows from investing activities:
Capital expenditures	(58)	(42)
Purchases of investments	(513)	(475)
Sales and maturities of investments	276	221
Proceeds from asset sale	7	—
Investments in acquisitions, net of cash acquired	(11)	(94)
Net cash used in investing activities	(299)	(390)
Cash flows from financing activities:
Proceeds from exercise of stock options	3	4
Proceeds from borrowings	750	1,145
Payment of long term debt	(479)	(945)
Excess tax benefits from stock compensation	6	1
Common stock repurchases	(7)	(5)
Contribution from noncontrolling interest	—	5
Debt issue costs	(4)	(6)
Payment of contingent consideration obligation	(8)	—
Net cash provided by financing activities	261	199
Net increase in cash and cash equivalents	357	221
Cash and cash equivalents, beginning of period	1,610	1,038
Cash and cash equivalents, end of period	$1,967	$1,259
Supplemental disclosures of cash flow information:
Interest paid	$27	$16
Income taxes paid	$145	$110
Equity issued in connection with acquisitions	$13	$132

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date of the new revenue standard by one year. The new effective date is for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.

In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the new standard, debt issuance costs are presented in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the cost is reported as interest expense. The new standard is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to adopt this guidance beginning in the first quarter of 2015 and has applied the new standard retrospectively to all prior periods. The reclassification of debt issuance costs impacted the Consolidated Balance Sheets by decreasing both Other Long Term Assets and Long Term Debt by $14 million at December 31, 2014 and $16 million at June 30, 2015. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

In May 2015, the FASB issued an ASU which expands the disclosure requirements for insurance companies that issue short-duration contracts. The new standard will increase the level of disclosure around the Company's Medical Claims Liability to include the following: claims development by year; claim frequency; a rollforward of the claims liability; and a description of methods and assumptions used for determining the liability. It is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect of the new disclosure requirements.

2. Acquisitions and Redeemable Noncontrolling Interest

Acquisitions

Community Health Solutions of America, Inc.

In July 2014, the Company completed a transaction whereby Community Health Solutions of America, Inc. assigned its contract with the Louisiana Department of Health and Hospitals under the Bayou Health Shared Savings Program to the Company's subsidiary, Louisiana Healthcare Connections (LHC). The fair value of consideration transferred included the present value of the estimated contingent consideration, subject to membership retained by LHC in the first quarter of 2015. The fair value of contingent consideration was $18 million at December 31, 2014. During the first quarter of 2015, the Company determined the amount of the actual contingent consideration to be $8 million. A gain of $10 million related to the settlement of the obligation was recorded in General and Administrative expense.

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

The Company's allocation of fair value resulted in goodwill of $26 million and other identifiable intangible assets of $15 million. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

Fidelis SecureCare of Michigan, Inc.

In May 2015, the Company acquired 100% of Fidelis SecureCare of Michigan, Inc. (Fidelis) a subsidiary of Concerto Healthcare, for $57 million. Fidelis was previously selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. The fair value of consideration of $57 million consists of initial cash consideration of $7 million, the conversion of $16 million of notes funded prior to closing and the present value of the remaining contingent consideration payments of $34 million. The contingent consideration is based on duals membership and revenue per member during the first year of the contract, including reconciliation payments. The contingent consideration fair value is estimated based on expected membership during the first year of the contract as well as estimated revenue per member reflecting both member mix and risk adjustment.

The Company's preliminary allocation of fair vale resulted in goodwill of $28 million and other identifiable intangible assets of $24 million. The Company has not finalized the allocation of the fair value of assets and liabilities. 100% of the goodwill is deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

Redeemable Noncontrolling Interest

In January 2015, the Company sold 25% of its ownership in Celtic Insurance Company for $7 million. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Managed Care segment. In connection with the sale of the ownership interest, the Company entered into a put agreement with the noncontrolling interest holder, allowing the noncontrolling interest holder to put its interest back to the Company beginning in 2022. As a result of put option agreements, the noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the consolidated balance sheets.

A reconciliation of the changes in the Redeemable Noncontrolling Interests is as follows ($ in millions):

Balance, December 31, 2014	$148
Fair value of redeemable noncontrolling interest sold	7
Reclassification to redeemable noncontrolling interest	(1)
Net earnings attributable to redeemable noncontrolling interests	1
Balance, June 30, 2015	$155

3. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$451	$1	$(1)	$451	$393	$1	$(2)	$392
Corporate securities	632	2	(2)	632	556	2	(2)	556
Restricted certificates of deposit	6	—	—	6	6	—	—	6
Restricted cash equivalents	80	—	—	80	79	—	—	79
Municipal securities:
General obligation	96	—	—	96	54	—	—	54
Pre-refunded	4	—	—	4	5	—	—	5
Revenue	161	1	(1)	161	101	1	—	102
Variable rate demand notes	28	—	—	28	14	—	—	14
Asset backed securities	162	—	—	162	180	—	—	180
Mortgage backed securities	77	1	—	78	84	1	—	85
Cost and equity method investments	68	—	—	68	68	—	—	68
Life insurance contracts	16	—	—	16	16	—	—	16
Total	$1,781	$5	$(4)	$1,782	$1,556	$5	$(4)	$1,557

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of June 30, 2015, 48% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 66% were rated AA-/Aa3 or higher, and 90% were rated A-/A3 or higher.  At June 30, 2015, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2015				December 31, 2014
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$162	$—	$16	$—	$72	$(2)	$180
Corporate securities	(2)	286	—	31	(2)	311	—	1
Municipal securities:
General obligation	—	51	—	3	—	4	—	3
Revenue	(1)	52	—	5	—	16	—	3
Pre-refunded	—	—	—	—	—	—	—	1
Asset backed securities	—	37	—	15	—	70	—	10
Mortgage backed securities	—	37	—	—	—	18	—	—
Total	$(4)	$625	$—	$70	$(2)	$491	$(2)	$198

As of June 30, 2015, the gross unrealized losses were generated from 122 positions out of a total of 357 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

During the six months ended June 30, 2015, the Company recognized $4 million of income from equity method investments.

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	June 30, 2015				December 31, 2014
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$140	$140	$99	$99	$176	$177	$92	$92
One year through five years	1,325	1,326	2	2	1,121	1,121	8	8
Five years through ten years	135	135	—	—	121	120	—	—
Greater than ten years	80	80	—	—	38	39	—	—
Total	$1,680	$1,681	$101	$101	$1,456	$1,457	$100	$100

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

The following table summarizes fair value measurements by level at June 30, 2015, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,967	$—	$—	$1,967
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$433	$3	$—	$436
Corporate securities	—	632	—	632
Municipal securities:
General obligation	—	96	—	96
Pre-refunded	—	4	—	4
Revenue	—	161	—	161
Variable rate demand notes	—	28	—	28
Asset backed securities	—	162	—	162
Mortgage backed securities	—	78	—	78
Total investments	$433	$1,164	$—	$1,597
Restricted deposits available for sale:
Cash and cash equivalents	$80	$—	$—	$80
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	15	—	—	15
Total restricted deposits	$101	$—	$—	$101
Other long term assets: Interest rate swap agreements	$—	$10	$—	$10
Total assets at fair value	$2,501	$1,174	$—	$3,675
Liabilities
Other long term liabilities: Interest rate swap agreements	$—	$5	$—	$5
Total liabilities at fair value	$—	$5	$—	$5

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At June 30, 2015, there were less than $1 million of transfers from Level I to Level II and $14 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $84 million and $84 million as of June 30, 2015 and December 31, 2014, respectively.

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

In June 2015, CMS released final results on reinsurance and risk-adjustment for the 2014 plan year. These final results had an insignificant impact to the Company for the 2014 plan year.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	June 30, 2015	December 31, 2014
Risk adjustment	$(99)	$(44)
Reinsurance	20	11
Risk corridor	(29)	(9)
Minimum medical loss ratio	(18)	(6)

6. Debt

Debt consists of the following ($ in millions):

	June 30, 2015	December 31, 2014
$425 million 5.75% Senior notes, due June 1, 2017	$429	$429
$500 million 4.75% Senior notes, due May 15, 2022	500	300
Fair value of interest rate swap agreements	5	11
Senior notes	934	740
Revolving credit agreement	150	75
Mortgage notes payable	69	70
Capital leases	7	8
Debt issuance costs	(16)	(14)
Total debt	1,144	879
Less current portion	(5)	(5)
Long term debt	$1,139	$874

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

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $750 million of notional amount of interest rate swap agreements consisting of $250 million which are scheduled to expire on June 1, 2017 and $500 million that are scheduled to expire May 15, 2022. Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 2.85% adjusted quarterly. At June 30, 2015, the weighted average rate was 3.12%.

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

Revolving Credit Agreement

The Company has an unsecured $500 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100 million of unrestricted cash. As of June 30, 2015, the Company had $150 million of borrowings outstanding under the agreement with a weighted average interest rate of 3.75%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of June 30, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $47 million as of June 30, 2015, which were not part of the revolving credit facility. The Company also had letters of credit for $53 million (valued at June 30, 2015 conversion rate), or €48 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.64% as of June 30, 2015. The Company had outstanding surety bonds of $260 million as of June 30, 2015.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$88	$47	$152	$81
Discontinued operations, net of tax	—	2	(1)	1
Net earnings	$88	$49	$151	$82

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	119,003,569	115,517,366	118,894,269	115,244,078
Common stock equivalents (as determined by applying the treasury stock method)	3,961,442	3,917,150	3,891,190	3,850,762
Weighted average number of common shares and potential dilutive common shares outstanding	122,965,011	119,434,516	122,785,459	119,094,840

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.74	$0.41	$1.28	$0.70
Discontinued operations	—	0.01	(0.01)	0.01
Basic earnings per common share	$0.74	$0.42	$1.27	$0.71

Diluted:
Continuing operations	$0.72	$0.39	$1.24	$0.68
Discontinued operations	—	0.02	(0.01)	0.01
Diluted earnings per common share	$0.72	$0.41	$1.23	$0.69

The calculation of diluted earnings per common share for the three and six months ended June 30, 2015 excludes the impact of 49,754 and 59,828 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2014 excludes the impact of 103,710 shares and 111,088 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

8. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended June 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,647	$537	$—	$5,184
Premium and service revenues from internal customers	25	1,176	(1,201)	—
Total premium and service revenues	$4,672	$1,713	$(1,201)	$5,184
Earnings from operations	$125	$48	$—	$173

Segment information for the three months ended June 30, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,225	$516	$—	$3,741
Premium and service revenues from internal customers	13	676	(689)	—
Total premium and service revenues	$3,238	$1,192	$(689)	$3,741
Earnings from operations	$64	$29	$—	$93

Segment information for the six months ended June 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$8,890	$1,055	$—	$9,945
Premium and service revenues from internal customers	49	2,251	(2,300)	—
Total premium and service revenues	$8,939	$3,306	$(2,300)	$9,945
Earnings from operations	$220	$82	$—	$302

Segment information for the six months ended June 30, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$6,195	$898	$—	$7,093
Premium and service revenues from internal customers	26	1,315	(1,341)	—
Total premium and service revenues	$6,221	$2,213	$(1,341)	$7,093
Earnings from operations	$108	$55	$—	$163

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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of June 30, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

10. Subsequent Events
On July 2, 2015, the Company announced that the Company and two direct, newly formed subsidiaries of the Company had entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which Centene will acquire all of the issued and outstanding shares of Health Net. Under the terms of the agreement, at the closing of the transaction, Health Net stockholders (with limited exceptions) would receive 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash for each share of Health Net common stock. The transaction is valued at approximately $6.8 billion (based on the Centene closing stock price on July 1, 2015), including the assumption of debt. The transaction is expected to close in early 2016 and is subject to approval by Centene and Health Net stockholders, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approvals by relevant state insurance and healthcare regulators and other customary closing conditions. The Company expects to fund the cash portion of the acquisition through a combination of existing cash on hand and debt financing.

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

Key financial metrics for the second quarter of 2015 are summarized as follows:

•	Quarter-end managed care membership of 4.6 million, an increase of 1.3 million members, or 38% year over year.

•	Premium and service revenues of $5.2 billion, representing 39% growth year over year.

•	Health Benefits Ratio of 89.1%, compared to 88.9% in 2014.

•	General and Administrative expense ratio of 8.5%, compared to 8.6% in 2014.

•	Operating cash flows of $350 million for the second quarter of 2015.

•	Diluted net earnings per share of $0.72, compared to $0.39 in 2014.

The following items contributed to our revenue and membership growth over the last year:

•
California. In December 2014, the ABD membership of our California subsidiary, California Health and Wellness, increased as a result of the mandatory transition of the ABD population to managed care. The enrollment of this population to managed care was previously voluntary.

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

•
Michigan. In May 2015, we completed the acquisition of Fidelis SecureCare of Michigan, Inc. (Fidelis). Fidelis began operating under a new contract with the Michigan Department of Community Health and the Centers for Medicare and Medicaid Services to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties in May 2015. Passive enrollment began in July 2015.

•
Mississippi. In July 2014, our Mississippi subsidiary, Magnolia Health, began operating as one of two contractors under a new statewide managed care contract serving members enrolled in the Mississippi Coordinated Access Network program. Program expansion began in December 2014 and continued through July 2015.

In January 2015, Magnolia Health began operating under a new temporary six-month contract with the State of Mississippi to provide services under the Children's Health Insurance Program (CHIP). In July 2015, Magnolia Health began operating under a two-year CHIP contract with the State of Mississippi.

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

•
In July 2015, we announced that we and two of our direct, newly formed subsidiaries had entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which we will acquire all of the issued and outstanding shares of Health Net. The transaction is valued at approximately $6.8 billion (based on the Centene closing stock price on July 1, 2015), including the assumption of debt. The transaction is expected to close in early 2016.

•	In July 2015, Centurion began operating under a new contract with the Mississippi Department of Corrections to provide comprehensive correctional healthcare services.

•
In May 2015, Sunshine Health was tentatively recommended for a statewide contract award by the Florida Healthy Kids Corporation to manage healthcare services for children ages five through 18 in all 11 regions of Florida. The two-year contract award is expected to commence in the fourth quarter of 2015.

•
In January 2015, we signed a definitive agreement to acquire Agate Resources, Inc., a diversified holding company that offers primarily Medicaid and other healthcare products and services to Oregon residents. The transaction is expected to close in the third quarter of 2015, subject to customary closing conditions.

•
In December 2014, our subsidiary, Cenpatico Integrated Care, in partnership with University of Arizona Health Plan, was selected by the Arizona Department of Health Services/Division of Behavioral Health Services to be the Regional Behavioral Health Authority for the new southern geographic service area. The new contract is expected to commence in the fourth quarter of 2015.

•
In the fourth quarter of 2015, Louisiana Healthcare Connections expects to begin operating under an expanded contract to include behavioral health benefits, and Magnolia Health anticipates operating under an expanded contract to include the inpatient benefit for Medicaid and ABD members.

MEMBERSHIP

From June 30, 2014 to June 30, 2015, we increased our managed care membership by 1.3 million, or 38%.  The following table sets forth our membership by state for our managed care organizations:

	June 30, 2015	December 31, 2014	June 30, 2014
Arizona	210,900	204,000	189,200
Arkansas	45,400	38,400	31,100
California	178,700	163,900	131,100
Florida	470,300	425,700	313,800
Georgia	405,000	389,100	373,000
Illinois	209,100	87,800	29,500
Indiana	250,400	197,700	200,500
Kansas	143,000	143,300	146,100
Louisiana	358,900	152,900	148,600
Massachusetts	61,500	48,400	47,200
Michigan	2,700	—	—
Minnesota	10,900	9,500	9,400
Mississippi	250,600	108,700	97,400
Missouri	82,600	71,000	58,700
New Hampshire	70,800	62,700	39,500
Ohio	287,100	280,100	225,900
South Carolina	112,600	109,700	101,800
Tennessee	21,400	21,000	21,300
Texas	969,700	971,000	921,500
Vermont	2,800	—	—
Washington	214,100	194,400	193,800
Wisconsin	78,600	83,200	67,300
Total at-risk membership	4,437,100	3,762,500	3,346,700
Non-risk membership	176,600	298,400	—
Total	4,613,700	4,060,900	3,346,700

At June 30, 2015, we served 368,900 Medicaid members in Medicaid expansion programs in California, Illinois, Massachusetts, New Hampshire, Ohio and Washington and Indiana HIP 2.0, included in the table above.

The following table sets forth our membership by line of business:

	June 30, 2015	December 31, 2014	June 30, 2014
Medicaid	3,300,600	2,754,900	2,385,500
CHIP & Foster Care	230,500	222,700	261,800
ABD, Medicare & Duals	414,300	392,700	329,700
LTC	72,800	60,800	53,500
Health Insurance Marketplaces	167,400	74,500	75,700
Hybrid Programs [1]	—	18,900	17,000
Behavioral Health	203,900	197,000	182,200
Correctional Healthcare Services	47,600	41,000	41,300
Total at-risk membership	4,437,100	3,762,500	3,346,700
Non-risk membership	176,600	298,400	—
Total	4,613,700	4,060,900	3,346,700

1 In February 2015, hybrid programs were converted to Medicaid expansion contracts.

The following table identifies our dual-eligible membership by line of business. The membership tables above include these members.

	June 30, 2015	December 31, 2014	June 30, 2014
ABD	106,100	118,300	89,300
LTC	53,100	35,900	41,800
Medicare	8,500	7,200	6,800
Medicaid / Medicare Duals	19,700	3,200	1,400
Total	187,400	164,600	139,300

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2015 and 2014, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2015 and 2014 is as follows ($ in millions, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change 2014-2015	2015	2014	% Change 2014-2015
Premium	$4,692	$3,331	40.9%	$8,991	$6,402	40.4%
Service	492	410	20.0%	954	691	38.1%
Premium and service revenues	5,184	3,741	38.6%	9,945	7,093	40.2%
Premium tax and health insurer fee	322	283	13.8%	692	391	77.0%
Total revenues	5,506	4,024	36.8%	10,637	7,484	42.1%
Medical costs	4,181	2,960	41.3%	8,042	5,703	41.0%
Cost of services	419	366	14.5%	821	608	35.0%
General and administrative expenses	442	321	37.7%	845	616	37.2%
Premium tax expense	239	253	(5.5)%	520	331	57.1%
Health insurer fee expense	52	31	67.7%	107	63	69.8%
Earnings from operations	173	93	86.0%	302	163	85.3%
Other income (expense), net	(1)	(2)	50.0%	(2)	(4)	50.0%
Earnings from continuing operations, before income tax expense	172	91	89.0%	300	159	88.7%
Income tax expense	84	45	86.7%	147	79	86.1%
Earnings from continuing operations, net of income tax	88	46	91.3%	153	80	91.3%
Discontinued operations, net of income tax expense of $0, $1, $(1) and $1, respectively	—	2	(100.0)%	(1)	1	(200.0)%
Net earnings	88	48	83.3%	152	81	87.7%
(Earnings) loss attributable to noncontrolling interests	—	1	(100.0)%	(1)	1	(200.0)%
Net earnings attributable to Centene Corporation	$88	$49	79.6%	$151	$82	84.1%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$88	$47	87.2%	$152	$81	87.7%
Discontinued operations, net of income tax expense	—	2	(100.0)%	(1)	1	(200.0)%
Net earnings	$88	$49	79.6%	$151	$82	84.1%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$0.72	$0.39	84.6%	$1.24	$0.68	82.4%
Discontinued operations	—	0.02	(100.0)%	(0.01)	0.01	(200.0)%
Total diluted earnings per common share	$0.72	$0.41	75.6%	$1.23	$0.69	78.3%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Premium and Service Revenues

Premium and service revenues increased 39% in the three months ended June 30, 2015 over the corresponding period in 2014 primarily as a result of the impact from expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas.

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

	2015	2014
Medicaid, CHIP, Foster Care & HIM	85.6%	84.7%
ABD, LTC and Medicare	93.7	94.9
Specialty Services	86.9	80.4
Total	89.1	88.9

The consolidated HBR for the three months ended June 30, 2015, was 89.1%, compared to 88.9% in the same period in 2014.  The increase compared to last year is primarily attributable to a higher HBR associated with new programs in two of our states.

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

	2015	2014
Premium and Service Revenue
New business	22%	26%
Existing business	78%	74%

HBR
New business	91.3%	91.8%
Existing business	88.5%	87.9%

The new business HBR decreased compared to last year as a result of a higher portion of new business associated with Medicaid, which operates at a lower HBR. The existing business HBR increased compared to last year as a result of higher acuity business, including Florida LTC, being classified as existing business in the current year.

Cost of Services

Cost of services increased by $53 million in the three months ended June 30, 2015, compared to the corresponding period in 2014.  This was primarily due to the addition of the CountyCare contract in Illinois, which began July 1, 2014.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $121 million in the three months ended June 30, 2015, compared to the corresponding period in 2014.  This was primarily due to expenses for additional staff and facilities to support our membership growth. During the three months ended June 30, 2015, we recorded approximately $2 million of Health Net merger related expenses, which reduced our diluted earnings per share by $0.01.

The consolidated G&A expense ratio for the three months ended June 30, 2015 and 2014 was 8.5% and 8.6%, respectively.  The year over year decrease in the G&A ratio reflects the leveraging of expenses over higher revenues in 2015.

Health Insurer Fee

During the three months ended June 30, 2015, we recorded $52 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of June 30, 2015, we have received signed agreements from all applicable states which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $84 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. Therefore, the health insurer fee had no impact on diluted earnings per share during the second quarter of 2015.
During the three months ended June 30, 2014, we recorded $31 million of non-deductible expense for the ACA annual health insurer fee. In addition, we received signed agreements from 14 of 17 applicable states as of June 30, 2014, which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $30 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.08 during the second quarter of 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2015	2014
Investment and other income	$10	$7
Interest expense	(11)	(9)
Other income (expense), net	$(1)	$(2)

The increase in investment income in 2015 reflects an increase in investment balances over 2014 and improved performance of certain equity investments. Interest expense increased in 2015 compared to 2014, primarily reflecting the issuance of an additional $200 million in Senior Notes in January 2015.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2015 and 2014, was 48.8% and 49.5%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2015	2014	% Change 2014-2015
Premium and Service Revenues
Managed Care	$4,672	$3,238	44.3%
Specialty Services	1,713	1,192	43.7%
Eliminations	(1,201)	(689)	(74.3)%
Consolidated Total	$5,184	$3,741	38.6%
Earnings from Operations
Managed Care	$125	$64	95.3%
Specialty Services	48	29	65.5%
Consolidated Total	$173	$93	86.0%

Managed Care

Premium and service revenues increased 44% in the three months ended June 30, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas. Earnings from operations increased $61 million between years primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 44% in the three months ended June 30, 2015, resulting primarily from increased services associated with membership growth in the Managed Care segment.  Earnings from operations increased $19 million in the three months ended June 30, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Premium and Service Revenues

Premium and service revenues increased 40% in the six months ended June 30, 2015 over the corresponding period in 2014 primarily as a result of the impact from expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas. During the six months ended June 30, 2015, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The Health Benefits Ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding Premium Tax and Health Insurer Fee revenues) and reflects the direct relationship between the premium received and the medical services provided. The table below depicts the HBR for our membership by member category for the six months ended June 30,:

	2015	2014
Medicaid, CHIP, Foster Care & HIM	86.5%	85.8%
ABD, LTC and Medicare	93.4	94.0
Specialty Services	86.0	84.0
Total	89.4	89.1

The consolidated HBR for the six months ended June 30, 2015, was 89.4%, compared to 89.1% in the same period in 2014.  The increase compared to last year is primarily attributable to an increase in higher acuity membership and higher flu related costs over the prior year.

Cost of Services

Cost of services increased by $213 million in the six months ended June 30, 2015, compared to the corresponding period in 2014.  This was primarily due to the growth in the AcariaHealth business as well as the addition of the CountyCare contract in Illinois, which began July 1, 2014

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $229 million in the six months ended June 30, 2015, compared to the corresponding period in 2014.  This was primarily due to expenses for additional staff and facilities to support our membership growth. During the first quarter of 2015, we recorded a gain of $10 million on the settlement of contingent consideration related to the CHS transaction. We also recorded expense of $10 million for a contribution to our charitable foundation during the first quarter of 2015.

The consolidated G&A expense ratio for the six months ended June 30, 2015 and 2014 was 8.5% and 8.7%, respectively.  The year over year decrease in the G&A ratio reflects the leveraging of expenses over higher revenues in 2015 as well as the impact of transaction costs recognized in 2014.

Health Insurer Fee

During the six months ended June 30, 2015, we recorded $107 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of June 30, 2015, we have received signed agreements from all applicable states which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $172 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. Therefore, the health insurer fee had no impact on diluted earnings per share during the six months ended June 30, 2015.

During the six months ended June 30, 2014, we recorded $63 million of non-deductible expense for the ACA annual health insurer fee. In addition, we recorded $60 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.16 during the six months ended June 30, 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2015	2014
Investment and other income	$19	$12
Interest expense	(21)	(16)
Other income (expense), net	$(2)	$(4)

The increase in investment income in 2015 reflects an increase in investment balances over 2014 and improved performance of certain equity investments. Interest expense increased during the six months ended June 30, 2015 by $5 million primarily reflecting the issuance of $300 million of Senior Notes in April 2014 and the issuance of an additional $200 million in Senior Notes in January 2015.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2015 and 2014, was 49.0% and 49.7%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2015	2014	% Change 2014-2015
Premium and Service Revenues
Managed Care	$8,939	$6,221	43.7%
Specialty Services	3,306	2,213	49.4%
Eliminations	(2,300)	(1,341)	(71.5)%
Consolidated Total	$9,945	$7,093	40.2%
Earnings from Operations
Managed Care	$220	$108	103.7%
Specialty Services	82	55	49.1%
Consolidated Total	$302	$163	85.3%

Managed Care

Premium and service revenues increased 44% in the six months ended June 30, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas. Earnings from operations increased $112 million between years primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 49% in the six months ended June 30, 2015, resulting primarily from increased services associated with membership growth in the Managed Care segment and growth in our AcariaHealth business.  Earnings from operations increased $27 million in the six months ended June 30, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$395	$412
Net cash used in investing activities	(299)	(390)
Net cash provided by financing activities	261	199
Net increase in cash and cash equivalents	$357	$221

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $395 million in the six months ended June 30, 2015, compared to $412 million in the comparable period in 2014.  The cash provided by operations in 2015 and 2014 was primarily related to net earnings and an increase in medical claims liabilities resulting from the growth in the business, partially offset by increases in premium and related receivables.

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

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in Premium and Related Receivables at June 30, 2015.

Cash Flows Used in Investing Activities

Investing activities used cash of $299 million for the six months ended June 30, 2015, and $390 million in the comparable period in 2014.  Cash flows used in investing activities in 2015 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments and capital expenditures.

In January 2015, we sold 25% of our ownership in Celtic Insurance Company. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Managed Care segment. Under the terms of the agreement, we entered into a put agreement with the noncontrolling interest holder to purchase the noncontrolling interest at a later date.

Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of U.S. Medical Management and capital expenditures.

We spent $58 million and $42 million in the six months ended June 30, 2015 and 2014, respectively, on capital expenditures for system enhancements and market expansions.

As of June 30, 2015, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years.  We had unregulated cash and investments of $82 million at June 30, 2015, compared to $85 million at December 31, 2014.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $261 million in the six months ended June 30, 2015, compared to $199 million in the comparable period in 2014.  During 2015 and 2014, our financing activities primarily related to the proceeds from the issuance of Senior Debt. In January 2015, we issued an additional $200 million of 4.75% Senior Notes at par. In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million. In April 2014, we issued $300 million 4.75% Senior Notes due May 14, 2022 at par. In connection with the April 2014 issuance, we entered into interest rate swap agreements of a notional amount of $300 million.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of June 30, 2015, we had $150 million in borrowings outstanding under our revolving credit facility and we were in compliance with all covenants. As of June 30, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $47 million as of June 30, 2015, which were not part of our revolving credit facility. We also had letters of credit for $53 million (valued at the June 30, 2015 conversion rate), or €48 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.64% as of June 30, 2015. In addition, we had outstanding surety bonds of $260 million as of June 30, 2015.

The indentures governing our Senior Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

At June 30, 2015, we had working capital, defined as current assets less current liabilities, of $380 million, compared to $134 million at December 31, 2014.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At June 30, 2015, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 37.1%, compared to 33.5% at December 31, 2014.  Excluding the $69 million non-recourse mortgage note, our debt to capital ratio was 35.7% as of June 30, 2015, compared to 31.7% at December 31, 2014.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2015 Expectations

As previously discussed, in January 2015, we announced a definitive agreement to acquire Agate Resources, Inc. The transaction is expected to close during the third quarter of 2015, subject to customary closing conditions.

On July 2, 2015, we announced that we and two of our direct, newly formed subsidiaries had entered into a definitive merger agreement with Health Net under which we will acquire all of the issued and outstanding shares of Health Net. Under the terms of the agreement, at the closing of the transaction, Health Net stockholders (with limited exception) would receive 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash for each share of Health Net common stock. The transaction is valued at approximately $6.8 billion (based on the Centene closing stock price on July 1, 2015), including the assumption of debt. The transaction is expected to close in early 2016 and is subject to approval by Centene and Health Net stockholders, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approvals by relevant state insurance and healthcare regulators and other customary closing conditions. We expect to fund the cash portion of the acquisition through a combination of existing cash on hand and debt financing.

During the remainder of 2015, we expect to make net capital contributions to our insurance subsidiaries of approximately $305 million associated with our growth and spend approximately $110 million in additional capital expenditures primarily associated with system enhancements and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2015 and borrowings on our revolving credit facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our general operations and capital expenditures, excluding the proposed Health Net transaction, for at least 12 months from the date of this filing.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2015, our subsidiaries had aggregate statutory capital and surplus of $1,827 million, compared with the required minimum aggregate statutory capital and surplus requirements of $1,008 million.  During the six months ended June 30, 2015, we contributed $437 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2015, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2015, we had short term investments of $140 million and long term investments of $1,642 million, including restricted deposits of $101 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2015, the fair value of our fixed income investments would decrease by approximately $43 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $750 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $750 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2015, the fair value of our debt would decrease by approximately $35 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of June 30, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

The ACA imposes an annual insurance industry assessment of $8.0 billion starting in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. Such assessments are not deductible for federal and most state income tax purposes. The fee will be allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenue from the fee calculation. If this federal premium assessment is imposed as enacted, and if we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

Consummation of the merger with Health Net is subject to receipt of regulatory approvals and certain other conditions and we cannot predict when or if such conditions will be satisfied or waived or if, in connection with the receipt of necessary approvals, regulators will impose conditions on us that have an adverse effect on our business.

Consummation of the merger with Health Net is subject to receipt of regulatory approvals and certain other conditions, including, among others:

•	the approval of the stockholders of both our Company and Health Net;

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•
certain filings or consents required for the consummation of the Merger and the other transactions under applicable state and foreign insurance and health care regulatory laws having been made or obtained;

•	the effectiveness of a registration statement covering the shares of our common stock to be issued to the stockholders of Health Net; and

•	certain other customary conditions.

We cannot provide any assurance that the merger will be completed, that there will not be a delay in the completion of the merger or that all or any of the anticipated benefits of the merger will be realized. Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger. In the event the merger agreement is terminated or the transaction is materially delayed for any reason, the price of our common stock may be impacted. Regulatory authorities reviewing the merger may refuse to permit the merger or may impose restrictions or conditions on the merger that may adversely affect the Company if the merger is completed.
The anticipated benefits of the merger with Health Net may not be realized fully and may take longer to realize than expected.
The success of the merger will depend, in part, on our ability to successfully combine the businesses of the Company and Health Net, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.
The merger involves the integration of Health Net’s businesses with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the proposed merger. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•
unanticipated changes in federal or state laws or regulations, including the Patient Protection and Affordable Care Act and the Health Care Education Affordability Reconciliation Act and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the merger.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We and Health Net are currently permitted to conduct only limited planning regarding the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.
Our financial results after the merger will depend on our ability to maintain our and Health Net’s business and operational relationships.
A substantial portion of each of our and Health Net’s revenues are received under contracts with states. Our success following the merger will depend in part on our ability to maintain these state contracts and other business and operational relationships, including those of Health Net. Health Net’s state contracts and other business and operational relationships may have termination or other rights that may be triggered by the merger, or the states or other business and operational relationships may decide not to renew their existing relationships with Health Net or, after the merger, with us. If Health Net (prior to the completion of the merger) and we (after the completion of the merger) are unable to maintain these contracts and other business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
We will incur significant transaction and merger-related costs in connection with the merger.
We will incur significant costs in connection with the integration process. The substantial majority of these costs will be non-recurring expenses related to the merger (including financing of the merger), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of Health Net’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. Additionally, as a result of the merger, rating agencies may take negative actions with regard to our credit ratings. This may increase our costs in connection with the financing of the merger.
Failure to complete the merger could impact our stock price and our future business and financial position, results of operations and cash flows.
If the merger is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial position, results of operations and cash flows may be materially affected and we will be subject to a number of risks, including the following:

•	depending on the reasons leading to such termination we could be liable to Health Net for termination fees in connection with the termination of the merger agreement;

•	we could be responsible for the transaction costs relating to the merger, whether or not the merger is completed;

•	while the merger agreement is in force, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain of our business strategies;

•
the market price of our common stock could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the merger will be completed; and

•
matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, whether or not the merger is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our providers, members and employees. We may also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the merger is not completed, these risks may materialize and may materially affect our financial position, results of operations and cash flows, as well as the price of our common stock.

The market price of our common stock may decline as a result of the merger with Health Net.
The market price of the common stock of our company may decline as a result of the merger if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Health Net’s business with ours are not realized, or if the transaction costs related to the merger are greater than expected, or if the financing related to the transaction is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.
The merger will substantially reduce the percentage ownership interests of our current stockholders; it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
Our stockholders have the right to vote in the election of our Board of Directors and on certain other matters affecting the Company. If the merger is completed we will pay approximately $6.8 billion and Health Net’s stockholders are expected to hold approximately 29% of the common stock of the Company after the merger. As a result, if the merger is completed, our pre-merger stockholders will own a smaller proportion of our outstanding common stock than the proportion of our outstanding common stock they owned before the merger and, as a result, they will have less influence on our management and policies following the merger than they now have on our management and policies. We currently anticipate that the merger will be accretive to our earnings per share. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger, or unforeseen liabilities or other issues existing or arising with the business of Health Net or otherwise resulting from the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2015
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 – April 30, 2015	20,935	$70.55	—	3,335,448
May 1 - May 31, 2015	18,232	67.69	—	3,335,448
June 1 - June 30, 2015	9,185	76.67	—	3,335,448
Total	48,352	$70.64	—	3,335,448
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

2.1
Agreement and Plan of Merger, dated as of July 2, 2015, by and among Centene Corporation, Health Net, Inc. Chopin Merger Sub I, Inc., and Chopin Merger Sub II, Inc., incorporated by reference to Exhibit 2.1 to Centene Corporation's Current Report on Form 8-K dated July 7, 2015.

10.1*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan.

10.2
Voting Agreement, dated as of July 2, 2015, by and between Centene Corporation and Jay M. Gellert, incorporated by reference to Exhibit 10.1 to Centene Corporation's Current Report on Form 8-K dated July 7, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 28, 2015.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)