Form 10-Q
period 2015-09-30
CENTENE CORP
filed 2015-10-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒

As of October 16, 2015, the registrant had 119,202,788 shares of common stock outstanding.

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

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	foreign currency fluctuations;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our or Health Net's managed care contracts by federal or state governments (including but not limited to Medicare and Medicaid);

•	the outcome of our or Health Net's pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us;

•	changes in economic, political and market conditions;

•	the ultimate closing date of the Proposed Merger;

•	the possibility that the expected synergies and value creation from the Proposed Merger will not be realized, or will not be realized within the expected time period;

•	the risk that acquired businesses will not be integrated successfully;

•	disruption from the Proposed Merger making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs related to the Proposed Merger will be incurred;

•	the possibility that the Proposed Merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions thereto; and

•	the risk that financing for the Proposed Merger may not be available on favorable terms.

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

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,665	$1,610
Premium and related receivables	1,281	912
Short term investments	162	177
Other current assets	488	335
Total current assets	3,596	3,034
Long term investments	1,992	1,280
Restricted deposits	106	100
Property, software and equipment, net	488	445
Goodwill	849	754
Intangible assets, net	161	120
Other long term assets	130	91
Total assets	$7,322	$5,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$2,144	$1,723
Accounts payable and accrued expenses	1,035	768
Return of premium payable	313	236
Unearned revenue	66	168
Current portion of long term debt	5	5
Total current liabilities	3,563	2,900
Long term debt	1,276	874
Other long term liabilities	274	159
Total liabilities	5,113	3,933
Commitments and contingencies
Redeemable noncontrolling interests	156	148
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; authorized 200,000,000 shares; 124,940,103 issued and 119,201,560 outstanding at September 30, 2015, and 124,274,864 issued and 118,433,416 outstanding at December 31, 2014	—	—
Additional paid-in capital	909	840
Accumulated other comprehensive loss	(2)	(1)
Retained earnings	1,247	1,003
Treasury stock, at cost (5,738,543 and 5,841,448 shares, respectively)	(103)	(98)
Total Centene stockholders’ equity	2,051	1,744
Noncontrolling interest	2	(1)
Total stockholders’ equity	2,053	1,743
Total liabilities and stockholders’ equity	$7,322	$5,824
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premium	$4,983	$3,780	$13,974	$10,182
Service	480	379	1,434	1,070
Premium and service revenues	5,463	4,159	15,408	11,252
Premium tax and health insurer fee	358	193	1,050	584
Total revenues	5,821	4,352	16,458	11,836
Expenses:
Medical costs	4,433	3,390	12,475	9,093
Cost of services	413	327	1,234	935
General and administrative expenses	464	334	1,309	951
Premium tax expense	274	161	794	492
Health insurer fee expense	54	32	161	94
Total operating expenses	5,638	4,244	15,973	11,565
Earnings from operations	183	108	485	271
Other income (expense):
Investment and other income	8	6	27	18
Interest expense	(11)	(9)	(32)	(25)
Earnings from continuing operations, before income tax expense	180	105	480	264
Income tax expense	87	27	234	107
Earnings from continuing operations, net of income tax expense	93	78	246	157
Discontinued operations, net of income tax expense of $0, $0, $0, and $1, respectively	1	1	—	2
Net earnings	94	79	246	159
(Earnings) loss attributable to noncontrolling interests	(1)	3	(2)	5
Net earnings attributable to Centene Corporation	$93	$82	$244	$164

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$92	$81	$244	$162
Discontinued operations, net of income tax expense	1	1	—	2
Net earnings	$93	$82	$244	$164

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.77	$0.69	$2.05	$1.40
Discontinued operations	0.01	0.01	—	0.01
Basic earnings per common share	$0.78	$0.70	$2.05	$1.41

Diluted:
Continuing operations	$0.75	$0.67	$1.99	$1.35
Discontinued operations	0.01	0.01	—	0.02
Diluted earnings per common share	$0.76	$0.68	$1.99	$1.37

Weighted average number of common shares outstanding:
Basic	119,121,524	117,226,968	118,970,853	115,912,304
Diluted	123,131,810	121,363,750	122,904,476	119,873,398
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$94	$79	$246	$159
Reclassification adjustment, net of tax	—	—	—	—
Change in unrealized gain on investments, net of tax	2	(3)	3	2
Foreign currency translation adjustments	—	—	(4)	—
Other comprehensive earnings	2	(3)	(1)	2
Comprehensive earnings	96	76	245	161
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	3	(2)	5
Comprehensive earnings attributable to Centene Corporation	$95	$79	$243	$166

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Nine Months Ended September 30, 2015

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2014	124,274,864	$—	$840	$(1)	$1,003	5,841,448	$(98)	$(1)	$1,743
Comprehensive Earnings:
Net earnings	—	—	—	—	244	—	—	—	244
Change in unrealized gain on investments, net of $1 tax	—	—	—	3	—	—	—	—	3
Foreign currency translation	—	—	—	(4)	—	—	—	—	(4)
Total comprehensive earnings									243
Common stock issued for acquisition		—	8	—	—	(247,580)	4	—	12
Common stock issued for employee benefit plans	665,239	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	144,675	(9)	—	(9)
Stock compensation expense	—	—	48	—	—	—	—	—	48
Excess tax benefits from stock compensation	—	—	7	—	—	—	—	—	7
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, September 30, 2015	124,940,103	$—	$909	$(2)	$1,247	5,738,543	$(103)	$2	$2,053

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$246	$159
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	82	65
Stock compensation expense	48	35
Deferred income taxes	(14)	(65)
Gain on settlement of contingent consideration	(37)	—
Goodwill and intangible adjustment	28	—
Changes in assets and liabilities
Premium and related receivables	(360)	(243)
Other current assets	(103)	(25)
Other assets	(40)	(51)
Medical claims liabilities	394	476
Unearned revenue	(104)	54
Accounts payable and accrued expenses	209	427
Other long term liabilities	101	17
Other operating activities	7	4
Net cash provided by operating activities	457	853
Cash flows from investing activities:
Capital expenditures	(101)	(69)
Purchases of investments	(1,077)	(738)
Sales and maturities of investments	418	320
Proceeds from asset sale	7	—
Investments in acquisitions, net of cash acquired	(16)	(94)
Net cash used in investing activities	(769)	(581)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	6
Proceeds from borrowings	1,305	1,385
Payment of long term debt	(910)	(1,118)
Excess tax benefits from stock compensation	7	7
Common stock repurchases	(9)	(6)
Contribution from noncontrolling interest	2	5
Debt issue costs	(4)	(6)
Payment of contingent consideration obligation	(29)	—
Net cash provided by financing activities	367	273
Net increase in cash and cash equivalents	55	545
Cash and cash equivalents, beginning of period	1,610	1,038
Cash and cash equivalents, end of period	$1,665	$1,583
Supplemental disclosures of cash flow information:
Interest paid	$28	$18
Health insurer fee paid	$213	$126
Income taxes paid	$229	$167
Equity issued in connection with acquisitions	$12	$190

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU which deferred the effective date of the new revenue standard by one year. The new effective date is for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.

In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the new standard, debt issuance costs are presented in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the cost is reported as interest expense. The new standard is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to adopt this guidance beginning in the first quarter of 2015 and has applied the new standard retrospectively to all prior periods. The reclassification of debt issuance costs impacted the Consolidated Balance Sheets by decreasing both Other Long Term Assets and Long Term Debt by $14 million at December 31, 2014 and $15 million at September 30, 2015. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

In September 2015, the FASB issued an ASU which simplifies the accounting for measurement-period adjustments in business combinations. Under the new standard, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. It is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company elected to adopt this guidance in the current fiscal quarter.

2. Health Net, Inc. Merger

On July 2, 2015, the Company announced that the Company and two direct, newly formed subsidiaries of the Company had entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which the Company will acquire all of the issued and outstanding shares of Health Net. Under the terms of the agreement, at the closing of the transaction, Health Net stockholders (with limited exceptions) would receive 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash for each share of Health Net common stock. The transaction is valued at approximately $6.8 billion (based on the Centene closing stock price on July 1, 2015), including the assumption of debt.

The transaction is expected to close in early 2016 and is subject to approvals by relevant state insurance and healthcare regulators and other customary closing conditions. In August 2015, the Company announced the early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In October 2015, the Company and Health Net announced the transaction was approved by both the Centene and Health Net stockholders. The Company expects to fund the cash portion of the acquisition through a combination of existing cash on hand and debt financing.

3. Acquisitions and Redeemable Noncontrolling Interest

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

LiveHealthier, Inc.

In January 2015, the Company acquired the remaining 79% of LiveHealthier, Inc. (LiveHealthier) for $28 million, bringing its total ownership to 100%. LiveHealthier is a provider of technology and service-based health management solutions. The fair value of consideration of $28 million consists of cash paid of $11 million, Centene common stock issued at closing of $13 million, and the fair value of estimated contingent consideration of $4 million to be paid in cash over a three year period. The contingent consideration will not exceed $9 million.

The Company's allocation of fair value resulted in goodwill of $26 million and other identifiable intangible assets of $15 million. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

Fidelis SecureCare of Michigan, Inc.

In May 2015, the Company acquired 100% of Fidelis SecureCare of Michigan, Inc. (Fidelis) a subsidiary of Concerto Healthcare, for $57 million. Fidelis was previously selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. The fair value of consideration of $57 million consists of initial cash consideration of $7 million and the fair value of estimated contingent consideration of $50 million. The contingent consideration is based on duals membership and revenue per member during the first year of the contract (July 2015 - June 2016), including reconciliation payments settled over a two year period. The contingent consideration fair value is estimated based on expected membership during the first year of the contract as well as estimated revenue per member reflecting both member mix and risk adjustment. The Company's allocation of fair value resulted in goodwill of $29 million and other identifiable intangible assets of $23 million. 100% of the goodwill is deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

During the third quarter of 2015, the Company experienced higher than anticipated opt-out rates and member attrition in the dual demonstration program, resulting in lower than expected membership and lower blended premium rates. As a result, the fair value of estimated contingent consideration was reduced to $23 million, and the Company recorded a gain of $27 million in general and administrative expenses. In connection with the lower membership and revenue outlook, the Company conducted an impairment analysis of the identifiable intangible assets and goodwill, resulting in a reduction of goodwill and intangible assets of $28 million which was recorded in general and administrative expenses. At September 30, 2015, the Company had goodwill of $15 million and other identifiable intangible assets of $7 million remaining on the balance sheet.

Agate Resources, Inc.

In September 2015, the Company completed the acquisition of Agate Resources, Inc. (Agate) for $120 million. Agate is a diversified holding company that offers primarily Medicaid and other healthcare products and services to Oregon residents. The fair value of consideration of $120 million consists of initial cash consideration of $93 million, the present value of future cash payments of $18 million to be paid out over a three year period, and the fair value of estimated contingent consideration of $9 million. A portion of the contingent consideration is based on the achievement of underwriting targets and will be paid in cash over a three year period; the remainder is based on the receipt of a retrospective rate adjustment and is expected to be settled in cash in the fourth quarter of 2015.

The Company's preliminary allocation of fair value resulted in goodwill of $51 million and other identifiable intangible assets of $34 million. The Company has not finalized the allocation of the fair value of assets and liabilities. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

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

A reconciliation of the changes in the Redeemable Noncontrolling Interests is as follows ($ in millions):

Balance, December 31, 2014	$148
Fair value of redeemable noncontrolling interest sold	7
Reclassification to redeemable noncontrolling interest	(1)
Net earnings attributable to redeemable noncontrolling interests	2
Balance, September 30, 2015	$156

4. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$468	$2	$—	$470	$393	$1	$(2)	$392
Corporate securities	837	4	(4)	837	556	2	(2)	556
Restricted certificates of deposit	9	—	—	9	6	—	—	6
Restricted cash equivalents	78	—	—	78	79	—	—	79
Municipal securities	489	2	(2)	489	174	1	—	175
Asset-backed securities	186	—	—	186	180	—	—	180
Residential mortgage-backed securities	75	2	—	77	84	1	—	85
Commercial mortgage-backed securities	26	—	—	26	—	—	—	—
Cost and equity method investments	72	—	—	72	68	—	—	68
Life insurance contracts	16	—	—	16	16	—	—	16
Total	$2,256	$10	$(6)	$2,260	$1,556	$5	$(4)	$1,557

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2015, 38% of the Company’s investments in securities recorded at fair value that carry a rating by S&P or Moody’s were rated AAA/Aaa, 62% were rated AA-/Aa3 or higher, and 88% were rated A-/A3 or higher.  At September 30, 2015, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are all issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 2.0 years at September 30, 2015.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2015				December 31, 2014
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$68	$—	$16	$—	$72	$(2)	$180
Corporate securities	(3)	317	(1)	41	(2)	311	—	1
Municipal securities	(1)	120	(1)	5	—	20	—	7
Asset-backed securities	—	68	—	13	—	70	—	10
Residential mortgage-backed securities	—	—	—	—	—	18	—	—
Total	$(4)	$573	$(2)	$75	$(2)	$491	$(2)	$198

As of September 30, 2015, the gross unrealized losses were generated from 202 positions out of a total of 680 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

During the nine months ended September 30, 2015, the Company recognized $8 million of income from equity method investments.

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	September 30, 2015				December 31, 2014
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$162	$162	$95	$95	$176	$177	$92	$92
One year through five years	1,613	1,616	11	11	1,121	1,121	8	8
Five years through ten years	268	268	—	—	121	120	—	—
Greater than ten years	107	108	—	—	38	39	—	—
Total	$2,150	$2,154	$106	$106	$1,456	$1,457	$100	$100

Actual maturities may differ from contractual maturities due to call or prepayment options.  Asset-backed and mortgage-backed securities are included in the one year through five years category, while cost and equity method investments and life insurance contracts are included in the five years through ten years category.  The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

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

The following table summarizes fair value measurements by level at September 30, 2015, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,665	$—	$—	$1,665
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$437	$14	$—	$451
Corporate securities	—	837	—	837
Municipal securities	—	489	—	489
Asset-backed securities	—	186	—	186
Residential mortgage-backed securities	—	77	—	77
Commercial mortgage-backed securities	—	26	—	26
Total investments	$437	$1,629	$—	$2,066
Restricted deposits available for sale:
Cash and cash equivalents	$78	$—	$—	$78
Certificates of deposit	9	—	—	9
U.S. Treasury securities and obligations of U.S. government corporations and agencies	19	—	—	19
Total restricted deposits	$106	$—	$—	$106
Other long term assets: Interest rate swap agreements	$—	$18	$—	$18
Total assets at fair value	$2,208	$1,647	$—	$3,855

The following table summarizes fair value measurements by level at December 31, 2014, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,610	$—	$—	$1,610
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$360	$17	$—	$377
Corporate securities	—	556	—	556
Municipal securities	—	175	—	175
Asset-backed securities	—	180	—	180
Residential mortgage-backed securities	—	85	—	85
Commercial mortgage-backed securities	—	—	—	—
Total investments	$360	$1,013	$—	$1,373
Restricted deposits available for sale:
Cash and cash equivalents	$79	$—	$—	$79
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	15	—	—	15
Total restricted deposits	$100	$—	$—	$100
Other long term assets: Interest rate swap agreements	$—	$11	$—	$11
Total assets at fair value	$2,070	$1,024	$—	$3,094

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At September 30, 2015, there were less than $1 million of transfers from Level I to Level II and $2 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $88 million and $84 million as of September 30, 2015 and December 31, 2014, respectively.

6. Health Insurance Marketplace

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

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	September 30, 2015	December 31, 2014
Risk adjustment	$(77)	$(44)
Reinsurance	14	11
Risk corridor	(31)	(9)
Minimum medical loss ratio	(14)	(6)

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2015	December 31, 2014
$425 million 5.75% Senior notes, due June 1, 2017	$428	$429
$500 million 4.75% Senior notes, due May 15, 2022	500	300
Fair value of interest rate swap agreements	18	11
Senior notes	946	740
Revolving credit agreement	275	75
Mortgage notes payable	68	70
Capital leases	7	8
Debt issuance costs	(15)	(14)
Total debt	1,281	879
Less current portion	(5)	(5)
Long term debt	$1,276	$874

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

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $750 million of notional amount of interest rate swap agreements consisting of $250 million which are scheduled to expire on June 1, 2017 and $500 million that are scheduled to expire May 15, 2022. Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 2.85% adjusted quarterly. At September 30, 2015, the weighted average rate was 3.16%.

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

Revolving Credit Agreement

The Company has an unsecured $500 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100 million of unrestricted cash. As of September 30, 2015, the Company had $275 million of borrowings outstanding under the agreement with a weighted average interest rate of 3.01%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of September 30, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $46 million as of September 30, 2015, which were not part of the revolving credit facility. The Company also had letters of credit for $52 million (valued at September 30, 2015 conversion rate), or €46 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.55% as of September 30, 2015. The Company had outstanding surety bonds of $304 million as of September 30, 2015.

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$92	$81	$244	$162
Discontinued operations, net of tax	1	1	—	2
Net earnings	$93	$82	$244	$164

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	119,121,524	117,226,968	118,970,853	115,912,304
Common stock equivalents (as determined by applying the treasury stock method)	4,010,286	4,136,782	3,933,623	3,961,094
Weighted average number of common shares and potential dilutive common shares outstanding	123,131,810	121,363,750	122,904,476	119,873,398

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.77	$0.69	$2.05	$1.40
Discontinued operations	0.01	0.01	—	0.01
Basic earnings per common share	$0.78	$0.70	$2.05	$1.41

Diluted:
Continuing operations	$0.75	$0.67	$1.99	$1.35
Discontinued operations	0.01	0.01	—	0.02
Diluted earnings per common share	$0.76	$0.68	$1.99	$1.37

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2015 excludes the impact of 28,716 and 84,644 shares, respectively, related to anti-dilutive restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and nine months ended September 30, 2014 excludes the impact of 47,520 shares and 117,756 shares, respectively, related to anti-dilutive restricted stock and restricted stock units.

9. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.  The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them.  The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended September 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$4,922	$541	$—	$5,463
Premium and service revenues from internal customers	24	1,274	(1,298)	—
Total premium and service revenues	$4,946	$1,815	$(1,298)	$5,463
Earnings from operations	$138	$45	$—	$183

Segment information for the three months ended September 30, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$3,730	$429	$—	$4,159
Premium and service revenues from internal customers	16	806	(822)	—
Total premium and service revenues	$3,746	$1,235	$(822)	$4,159
Earnings from operations	$80	$28	$—	$108

Segment information for the nine months ended September 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$13,812	$1,596	$—	$15,408
Premium and service revenues from internal customers	73	3,525	(3,598)	—
Total premium and service revenues	$13,885	$5,121	$(3,598)	$15,408
Earnings from operations	$358	$127	$—	$485

Segment information for the nine months ended September 30, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$9,925	$1,327	$—	$11,252
Premium and service revenues from internal customers	42	2,121	(2,163)	—
Total premium and service revenues	$9,967	$3,448	$(2,163)	$11,252
Earnings from operations	$188	$83	$—	$271

10. Contingencies
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

On February 6, 2015, the Kentucky Court of Appeals affirmed a Franklin Circuit Court ruling that Kentucky Spirit does not have a contractual right to terminate the contract early. The Court of Appeals also found that the contract’s liquidated damages provision “is applicable in the event of a premature termination of the Contract term.” On September 8, 2015, Kentucky Spirit filed a motion for discretionary review seeking Kentucky Supreme Court review of the finding that Kentucky Spirit's departure constituted a breach of contract. On October 9, 2015, the Commonwealth filed a response opposing discretionary review.

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

On May 26, 2015, the Commonwealth issued a demand for indemnification to its actuarial firm, for "all defense costs, and any resultant monetary awards in favor of Kentucky Spirit, arising from or related to Kentucky Spirit's claims which are predicated upon the alleged omissions and errors in the Data Book and the certified actuarially sound rates." On August 19, 2015, the actuarial firm moved to intervene in the litigation. The Franklin Circuit Court granted the actuarial firm's motion on September 8, 2015 and ordered a forty-five day stay of all pretrial proceedings in order for the firm to review the record. Also, on August 19, 2015, the actuarial firm filed a petition seeking a declaratory judgment that it is not liable to the Commonwealth for indemnification related to the claims asserted by Kentucky Spirit against the Commonwealth. On October 5, 2015, the Commonwealth filed an answer to the actuarial firm's petition and asserted counterclaims/cross-claims against the firm.

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet (FAC), Kentucky Spirit contested CHFS' jurisdiction to make such a determination. The FAC did not issue a decision within the required 120 days. On August 13, 2015, Kentucky Spirit filed a declaratory judgment action against the Commonwealth in Franklin Circuit Court seeking a declaration that the Commonwealth may not purport to issue a decision against Kentucky Spirit awarding damages to itself when the matter is already before the Kentucky courts, and that the Commonwealth has waived its claims against Kentucky Spirit for damages arising out of the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of September 30, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

11. Subsequent Event
In October 2015, the Company's stockholders approved a proposal to increase the Company's authorized shares of common stock from 200 million to 400 million.

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

Key financial metrics for the third quarter of 2015 are summarized as follows:

•	Quarter-end managed care membership of 4.8 million, an increase of 933,600 members, or 24% year over year.

•	Premium and service revenues of $5.5 billion, representing 31% growth year over year.

•	Health Benefits Ratio of 89.0%, compared to 89.7% in 2014.

•	General and Administrative expense ratio of 8.5%, compared to 8.0% in 2014.

•	Operating cash flows of $62 million for the third quarter of 2015.

•	Diluted net earnings per share of $0.75, or $0.84 excluding $0.09 of diluted EPS of Health Net merger related expenses, compared to $0.67 in 2014.

The following items contributed to our revenue and membership growth over the last year:

•
California. In December 2014, the ABD membership of our California subsidiary, California Health and Wellness, increased as a result of the mandatory transition of the ABD population to managed care. The enrollment of this population to managed care was previously voluntary.

•	Centurion. In February 2015, Centurion began operating under a new contract with the State of Vermont Department of Corrections to provide comprehensive correctional healthcare services.

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

•
Oregon. In September 2015, we completed the acquisition of Agate Resources, Inc., a diversified holding company, that offers primarily Medicaid and other healthcare products and services to Oregon residents through Trillium Community Health Plan.

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

•
In October 2015, our subsidiary, Superior HealthPlan, Inc., was awarded a contract by the Texas HHSC to serve seven delivery areas for STAR Kids Medicaid recipients, more than any other successful bidder. The new contract is expected to commence in the second half of 2016.

•
In October 2015, our subsidiary, Cenpatico Integrated Care, in partnership with University of Arizona Health Plan, began operating under a contract with the Arizona Department of Health Services/Division of Behavioral Health Services to be the Regional Behavioral Health Authority for the new southern geographic service area.

•
In October 2015, Sunshine Health began operating under a two-year, statewide contract with the Florida Healthy Kids Corporation to manage healthcare services for children ages five through 18 in all 11 regions of Florida.

•
In September 2015, our subsidiary, Peach State Health Plan, was one of the Care Management Organizations selected to serve Medicaid recipients enrolled in the Georgia Families, PeachCare for Kids and Planning for Healthy Babies programs. The contract renewal is expected to commence in July 2016, pending regulatory approvals.

•
In August 2015, our subsidiary, Coordinated Care of Washington, was selected by the Washington State Health Care Authority as the sole provider for the Apple Health Foster Care contract. The new contract is expected to commence in the first quarter of 2016, pending regulatory approvals.

•
In July 2015, we entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which we will acquire all of the issued and outstanding shares of Health Net. The transaction is valued at approximately $6.8 billion (based on the Centene closing stock price on July 1, 2015), including the assumption of debt. The transaction is expected to close in early 2016.

•
In the fourth quarter of 2015, Louisiana Healthcare Connections expects to begin operating under an expanded contract to include behavioral health benefits, and Magnolia Health anticipates operating under an expanded contract to include the inpatient benefit for Medicaid and ABD members.

MEMBERSHIP

From September 30, 2014 to September 30, 2015, we increased our managed care membership by 933,600, or 24%.  The following table sets forth our membership by state for our managed care organizations:

	September 30, 2015	December 31, 2014	September 30, 2014
Arizona	223,600	204,000	202,500
Arkansas	40,900	38,400	36,600
California	183,900	163,900	144,700
Florida	486,500	425,700	411,200
Georgia	406,700	389,100	382,600
Illinois	211,300	87,800	31,300
Indiana	276,700	197,700	199,500
Kansas	137,500	143,300	144,200
Louisiana	358,800	152,900	150,800
Massachusetts	63,700	48,400	46,600
Michigan	6,600	—	—
Minnesota	9,400	9,500	9,500
Mississippi	301,000	108,700	99,300
Missouri	88,400	71,000	64,900
New Hampshire	71,900	62,700	56,600
Ohio	308,100	280,100	261,000
Oregon	99,800	—	—
South Carolina	104,800	109,700	106,500
Tennessee	20,200	21,000	21,200
Texas	976,500	971,000	961,100
Vermont	1,500	—	—
Washington	208,600	194,400	192,500
Wisconsin	78,100	83,200	74,700
Total at-risk membership	4,664,500	3,762,500	3,597,300
Non-risk membership	169,900	298,400	303,500
Total	4,834,400	4,060,900	3,900,800

At September 30, 2015, we served 442,600 Medicaid members in Medicaid expansion programs in California, Illinois, Massachusetts, New Hampshire, Ohio, Oregon and Washington and Indiana HIP 2.0, included in the table above.

The following table sets forth our membership by line of business:

	September 30, 2015	December 31, 2014	September 30, 2014
Medicaid	3,469,800	2,754,900	2,578,300
CHIP & Foster Care	245,200	222,700	247,700
ABD, Medicare & Duals	444,100	392,700	383,400
LTC	73,800	60,800	55,200
Health Insurance Marketplaces	155,600	74,500	76,000
Hybrid Programs [1]	—	18,900	19,900
Behavioral Health	216,700	197,000	195,500
Correctional Healthcare Services	59,300	41,000	41,300
Total at-risk membership	4,664,500	3,762,500	3,597,300
Non-risk membership	169,900	298,400	303,500
Total	4,834,400	4,060,900	3,900,800

1 In February 2015, hybrid programs were converted to Medicaid expansion contracts.

The following table identifies our dual-eligible membership by line of business. The membership tables above include these members.

	September 30, 2015	December 31, 2014	September 30, 2014
ABD	107,400	118,300	119,300
LTC	54,200	35,900	35,500
Medicare	11,400	7,200	7,100
Medicaid / Medicare Duals	27,900	3,200	2,700
Total	200,900	164,600	164,600

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2015 and 2014, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2015 and 2014 is as follows ($ in millions, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change 2014-2015	2015	2014	% Change 2014-2015
Premium	$4,983	$3,780	31.8%	$13,974	$10,182	37.2%
Service	480	379	26.6%	1,434	1,070	34.0%
Premium and service revenues	5,463	4,159	31.4%	15,408	11,252	36.9%
Premium tax and health insurer fee	358	193	85.5%	1,050	584	79.8%
Total revenues	5,821	4,352	33.8%	16,458	11,836	39.1%
Medical costs	4,433	3,390	30.8%	12,475	9,093	37.2%
Cost of services	413	327	26.3%	1,234	935	32.0%
General and administrative expenses	464	334	38.9%	1,309	951	37.6%
Premium tax expense	274	161	70.2%	794	492	61.4%
Health insurer fee expense	54	32	68.8%	161	94	71.3%
Earnings from operations	183	108	69.4%	485	271	79.0%
Other income (expense), net	(3)	(3)	—%	(5)	(7)	28.6%
Earnings from continuing operations, before income tax expense	180	105	71.4%	480	264	81.8%
Income tax expense	87	27	222.2%	234	107	118.7%
Earnings from continuing operations, net of income tax	93	78	19.2%	246	157	56.7%
Discontinued operations, net of income tax expense of $0, $0, $0 and $1, respectively	1	1	—%	—	2	(100.0)%
Net earnings	94	79	19.0%	246	159	54.7%
(Earnings) loss attributable to noncontrolling interests	(1)	3	(133.3)%	(2)	5	(140.0)%
Net earnings attributable to Centene Corporation	$93	$82	13.4%	$244	$164	48.8%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$92	$81	13.6%	$244	$162	50.6%
Discontinued operations, net of income tax expense	1	1	—%	—	2	(100.0)%
Net earnings	$93	$82	13.4%	$244	$164	48.8%

Diluted earnings per common share attributable to Centene Corporation:
Continuing operations	$0.75	$0.67	11.9%	$1.99	$1.35	47.4%
Discontinued operations	0.01	0.01	—%	—	0.02	(100.0)%
Total diluted earnings per common share	$0.76	$0.68	11.8%	$1.99	$1.37	45.3%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Premium and Service Revenues

Premium and service revenues increased 31% in the three months ended September 30, 2015 over the corresponding period in 2014 primarily as a result of the impact from expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas.

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

	2015	2014
Medicaid, CHIP, Foster Care & HIM	85.7%	86.5%
ABD, LTC and Medicare	93.3	93.9
Specialty Services	84.8	86.8
Total	89.0	89.7

The consolidated HBR for the three months ended September 30, 2015 was 89.0%, compared to 89.7% in the same period in 2014.  The decrease compared to last year is primarily attributable to a lower HBR associated with new Medicaid expansion programs, which had significant growth in membership over the prior year and have a lower HBR.

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

	2015	2014
Premium and Service Revenue
New business	21%	27%
Existing business	79%	73%

HBR
New business	88.7%	91.4%
Existing business	89.1%	89.0%

The new business HBR decreased compared to last year primarily due to the movement of the Florida MMA business, which operates at a higher HBR, into existing business during the quarter and the mix of new business being weighted towards Medicaid expansion which operates at a lower HBR.

Cost of Services

Cost of services increased by $86 million in the three months ended September 30, 2015, compared to the corresponding period in 2014.  This was primarily due to growth in the AcariaHealth business. The cost of service ratio for the three months ended September 30, 2015, was 86.0%, compared to 86.3% in the same period in 2014.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $130 million in the three months ended September 30, 2015, compared to the corresponding period in 2014.  This was primarily due to expenses for additional staff and facilities to support our membership growth. During the three months ended September 30, 2015, we recorded approximately $18 million of Health Net merger related expenses, which reduced our diluted earnings per share by $0.09.

During the third quarter of 2015, we experienced higher than anticipated opt-out rates and member attrition in the new Michigan dual demonstration program, resulting in lower than expected membership and lower blended premium rates. As a result, the fair value of estimated contingent consideration was reduced to $23 million, and we recorded a gain of $27 million in general and administrative expenses. In connection with the lower membership and revenue outlook, we conducted an impairment analysis of the identifiable intangible assets and goodwill, resulting in a reduction of goodwill and intangible assets of $28 million which was recorded in general and administrative expenses.

The consolidated G&A expense ratio for the three months ended September 30, 2015 and 2014 was 8.5% and 8.0%, respectively.  The year over year increase in the G&A ratio primarily reflects the impact of Health Net merger related expenses. The G&A ratio for the three months ended September 30, 2015 was 8.2% excluding the impact of the Health Net merger related expenses. Excluding the impact of the Health Net merger related expenses, the increase in the G&A ratio is primarily due to the increase in performance based incentive compensation expense.

Health Insurer Fee

During the three months ended September 30, 2015, we recorded $54 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of September 30, 2015, we had received signed agreements from all applicable states which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $85 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. Therefore, the health insurer fee had no impact on diluted earnings per share during the third quarter of 2015.

During the three months ended September 30, 2014, we recorded $32 million of non-deductible expense for the ACA annual health insurer fee. In addition, we received signed agreements from 15 of 17 applicable states as of September 30, 2014, which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $32 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.08 during the third quarter of 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2015	2014
Investment and other income	$8	$6
Interest expense	(11)	(9)
Other income (expense), net	$(3)	$(3)

The increase in investment income in 2015 reflects an increase in investment balances over 2014 and improved performance of certain equity investments. Interest expense increased in 2015 compared to 2014, primarily reflecting the issuance of an additional $200 million in Senior Notes in January 2015.

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2015 and 2014, was 48.3% and 25.7%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense. During the third quarter of 2014, the IRS issued a final regulation related to the compensation deduction limitation applicable to certain health insurance providers. Accordingly, we reversed previously recorded tax expense for prior periods, resulting in a decrease in the effective tax rate.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2015	2014	% Change 2014-2015
Premium and Service Revenues
Managed Care	$4,946	$3,746	32.0%
Specialty Services	1,815	1,235	47.0%
Eliminations	(1,298)	(822)	(57.9)%
Consolidated Total	$5,463	$4,159	31.4%
Earnings from Operations
Managed Care	$138	$80	72.5%
Specialty Services	45	28	60.7%
Consolidated Total	$183	$108	69.4%

Managed Care

Premium and service revenues increased 32% in the three months ended September 30, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas. Earnings from operations increased $58 million between years primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 47% in the three months ended September 30, 2015, resulting primarily from increased services associated with membership growth in the Managed Care segment.  Earnings from operations increased $17 million in the three months ended September 30, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Premium and Service Revenues

Premium and service revenues increased 37% in the nine months ended September 30, 2015 over the corresponding period in 2014 primarily as a result of the impact from expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas. During the nine months ended September 30, 2015, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

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

	2015	2014
Medicaid, CHIP, Foster Care & HIM	86.2%	86.1%
ABD, LTC and Medicare	93.3	94.0
Specialty Services	85.6	84.9
Total	89.3	89.3

The consolidated HBR for the nine months ended September 30, 2015, was 89.3%, compared to 89.3% in the same period in 2014.

Cost of Services

Cost of services increased by $299 million in the nine months ended September 30, 2015, compared to the corresponding period in 2014.  This was primarily due to growth in the AcariaHealth business. The cost of service ratio for the nine months ended September 30, 2015, was 86.1%, compared to 87.4% in the same period in 2014.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $358 million in the nine months ended September 30, 2015, compared to the corresponding period in 2014.  This was primarily due to expenses for additional staff and facilities to support our membership growth. During the nine months ended September 30, 2015, we recorded approximately $20 million of Health Net merger related expenses, which reduced our diluted earnings per share by $0.10.

During the first quarter of 2015, we recorded a gain of $10 million on the settlement of contingent consideration related to the CHS transaction. We also recorded expense of $10 million for a contribution to our charitable foundation during the first quarter of 2015.

During the third quarter of 2015, we experienced higher than anticipated opt-out rates and member attrition in the new Michigan dual demonstration program, resulting in lower than expected membership and lower blended premium rates. As a result, the fair value of estimated contingent consideration was reduced to $23 million, and we recorded a gain of $27 million in general and administrative expenses. In connection with the lower membership and revenue outlook, we conducted an impairment analysis of the identifiable intangible assets and goodwill, resulting in a reduction of goodwill and intangible assets of $28 million which was recorded in general and administrative expenses.

The consolidated G&A expense ratio for the nine months ended September 30, 2015 and 2014 was 8.5% and 8.5%, respectively.  The year over year G&A ratio remained flat, reflecting the leveraging of expenses over higher revenues in 2015 as well as the impact of transaction costs recognized in 2014, offset by Health Net merger related expenses. The G&A ratio for the nine months ended September 30, 2015 was 8.4% excluding the impact of the Health Net merger related expenses.

Health Insurer Fee

During the nine months ended September 30, 2015, we recorded $161 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of September 30, 2015, we had received signed agreements from all applicable states which provide for the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $257 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. Therefore, the health insurer fee had no impact on diluted earnings per share during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, we recorded $94 million of non-deductible expense for the ACA annual health insurer fee. In addition, we recorded $92 million of revenue in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee. The net effect of the health insurer fee reduced our diluted earnings per share by $0.25 during the nine months ended September 30, 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2015	2014
Investment and other income	$27	$18
Interest expense	(32)	(25)
Other income (expense), net	$(5)	$(7)

The increase in investment income in 2015 reflects an increase in investment balances over 2014 and improved performance of certain equity investments. Interest expense increased during the nine months ended September 30, 2015 by $7 million primarily reflecting the issuance of $300 million of Senior Notes in April 2014 and the issuance of an additional $200 million in Senior Notes in January 2015.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2015 and 2014, was 48.8% and 40.5%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense. During the third quarter of 2014, the IRS issued a final regulation related to the compensation deduction limitation applicable to certain health insurance providers. Accordingly, we reversed previously recorded tax expense for prior periods, resulting in a decrease in the effective tax rate.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2015	2014	% Change 2014-2015
Premium and Service Revenues
Managed Care	$13,885	$9,967	39.3%
Specialty Services	5,121	3,448	48.5%
Eliminations	(3,598)	(2,163)	(66.3)%
Consolidated Total	$15,408	$11,252	36.9%
Earnings from Operations
Managed Care	$358	$188	90.4%
Specialty Services	127	83	53.0%
Consolidated Total	$485	$271	79.0%

Managed Care

Premium and service revenues increased 39% in the nine months ended September 30, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois, Louisiana, Mississippi, Ohio and Texas. Earnings from operations increased $170 million between years primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 49% in the nine months ended September 30, 2015, resulting primarily from increased services associated with membership growth in the Managed Care segment and growth in our AcariaHealth business.  Earnings from operations increased $44 million in the nine months ended September 30, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$457	$853
Net cash used in investing activities	(769)	(581)
Net cash provided by financing activities	367	273
Net increase in cash and cash equivalents	$55	$545

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $457 million in the nine months ended September 30, 2015, compared to $853 million in the comparable period in 2014.  The cash provided by operations in 2015 and 2014 was primarily related to net earnings and an increase in medical claims liabilities resulting from the growth in the business, partially offset by increases in premium and related receivables.

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

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in Premium and Related Receivables at September 30, 2015. During the third quarter of 2015, we paid the 2015 annual HIF invoice totaling $213 million. This negatively impacted our cash flows as we have not been reimbursed from the majority of our state customers.

Cash Flows Used in Investing Activities

Investing activities used cash of $769 million for the nine months ended September 30, 2015, and $581 million in the comparable period in 2014.  Cash flows used in investing activities in 2015 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments and capital expenditures.

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

We spent $101 million and $69 million in the nine months ended September 30, 2015 and 2014, respectively, on capital expenditures for system enhancements and market expansions.

As of September 30, 2015, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.8 years.  We had unregulated cash and investments of $91 million at September 30, 2015, compared to $85 million at December 31, 2014.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $367 million in the nine months ended September 30, 2015, compared to $273 million in the comparable period in 2014.  During 2015 and 2014, our financing activities primarily related to the proceeds from the issuance of Senior Debt. In January 2015, we issued an additional $200 million of 4.75% Senior Notes at par. In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million. In April 2014, we issued $300 million 4.75% Senior Notes due May 14, 2022 at par. In connection with the April 2014 issuance, we entered into interest rate swap agreements of a notional amount of $300 million.

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of September 30, 2015, we had $275 million in borrowings outstanding under our revolving credit facility and we were in compliance with all covenants. As of September 30, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $46 million as of September 30, 2015, which were not part of our revolving credit facility. We also had letters of credit for $52 million (valued at the September 30, 2015 conversion rate), or €46 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.55% as of September 30, 2015. In addition, we had outstanding surety bonds of $304 million as of September 30, 2015.

The indentures governing our Senior Notes contain non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

At September 30, 2015, we had working capital, defined as current assets less current liabilities, of $33 million, compared to $134 million at December 31, 2014.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At September 30, 2015, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 38.4%, compared to 33.5% at December 31, 2014.  Excluding the $68 million non-recourse mortgage note, our debt to capital ratio was 37.1% as of September 30, 2015, compared to 31.7% at December 31, 2014.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2015 Expectations

On July 2, 2015, we entered into a definitive merger agreement with Health Net under which we will acquire all of the issued and outstanding shares of Health Net. Under the terms of the agreement, at the closing of the transaction, Health Net stockholders (with limited exception) would receive 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash for each share of Health Net common stock. The transaction is valued at approximately $6.8 billion (based on the Centene closing stock price on July 1, 2015), including the assumption of debt. The transaction is expected to close in early 2016 and is subject to approvals by relevant state insurance and healthcare regulators and other customary closing conditions. We expect to fund the cash portion of the acquisition through a combination of existing cash on hand and debt financing.

During the remainder of 2015, we expect to make net capital contributions to our insurance subsidiaries of approximately $162 million associated with our growth and spend approximately $50 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2015 and borrowings on our revolving credit facility.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2015, our subsidiaries had aggregate statutory capital and surplus of $2,095 million, compared with the required minimum aggregate statutory capital and surplus requirements of $1,091 million.  During the nine months ended September 30, 2015, we contributed $561 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2015, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2015, we had short term investments of $162 million and long term investments of $2,098 million, including restricted deposits of $106 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2015, the fair value of our fixed income investments would decrease by approximately $74 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $750 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $750 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2015, the fair value of our debt would decrease by approximately $33 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2015, the Kentucky Court of Appeals affirmed a Franklin Circuit Court ruling that Kentucky Spirit does not have a contractual right to terminate the contract early. The Court of Appeals also found that the contract’s liquidated damages provision “is applicable in the event of a premature termination of the Contract term.” On September 8, 2015, Kentucky Spirit filed a motion for discretionary review seeking Kentucky Supreme Court review of the finding that Kentucky Spirit's departure constituted a breach of contract. On October 9, 2015, the Commonwealth filed a response opposing discretionary review.

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

On May 26, 2015, the Commonwealth issued a demand for indemnification to its actuarial firm for "all defense costs, and any resultant monetary awards in favor of Kentucky Spirit, arising from or related to Kentucky Spirit's claims which are predicated upon the alleged omissions and errors in the Data Book and the certified actuarially sound rates." On August 19, 2015, the actuarial firm moved to intervene in the litigation. The Franklin Circuit Court granted the actuarial firm's motion on September 8, 2015 and ordered a forty-five day stay of all pretrial proceedings in order for the firm to review the record. Also, on August 19, 2015, the actuarial firm filed a petition seeking a declaratory judgment that it is not liable to the Commonwealth for indemnification related to the claims asserted by Kentucky Spirit against the Commonwealth. On October 5, 2015, the Commonwealth filed an answer to the actuarial firm's petition and asserted counterclaims/cross-claims against the firm.

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet (FAC), Kentucky Spirit contested CHFS' jurisdiction to make such a determination. The FAC did not issue a decision within the required 120 days. On August 13, 2015, Kentucky Spirit filed a declaratory judgment action against the Commonwealth in Franklin Circuit Court seeking a declaration that the Commonwealth may not purport to issue a decision against Kentucky Spirit awarding damages to itself when the matter is already before the Kentucky courts, and that the Commonwealth has waived its claims against Kentucky Spirit for damages arising out of the contract.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of September 30, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of September 1, 2015, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

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

Consummation of the merger with Health Net is subject to receipt of certain remaining regulatory approvals and certain other conditions, including, among others:

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
We may be unable to successfully integrate our business with Health Net and realize the anticipated benefits of the merger.
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

The merger involves the integration of Health Net’s business with our existing business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the proposed merger. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and the Health Care Education Affordability Reconciliation Act and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the merger.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We and Health Net are currently permitted to conduct only limited planning for the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.
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
We are expected to incur substantial expenses related to the completion of the merger and the integration of Health Net.
We are expected to incur substantial expenses in connection with the completion of the merger and the integration of Health Net. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, the businesses of Centene and Health Net will continue to maintain a presence in St. Louis, Missouri and Woodland Hills, California, respectively. The substantial majority of these costs will be non-recurring expenses related to the merger (including financing of the merger), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the merger, rating agencies may take negative actions with regard to our credit ratings. This may increase our costs in connection with the financing of the merger. These incremental transaction and merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

Uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.

Centene and Health Net are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the completion of the merger will depend in part upon the ability of Centene and Health Net to retain key management personnel and other key employees. Prior to completion of the merger, current and prospective employees of Centene and Health Net may experience uncertainty about their roles within the combined company following the completion of the merger, which may have an adverse effect on the ability of each of Centene and Health Net to attract or retain key management and other key personnel. In addition, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Centene and Health Net to the same extent that Centene and Health Net have previously been able to attract or retain their own employees.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the merger.

Following the completion of the merger, the size of the combined company’s business will be significantly larger than the current size of either Centene’s or Health Net’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

The combined company will be significantly more leveraged than Centene is currently.

Upon completion of the merger, the combined company expects to incur approximately $2,382 million in additional indebtedness. The combined company will have consolidated indebtedness of approximately $4,136 million, which is greater than the current indebtedness of Centene prior to the merger. The increased indebtedness and higher debt-to-equity ratio of the combined company in comparison to that of Centene on a historical basis will have the effect, among other things, of reducing the flexibility of Centene to respond to changing business and economic conditions and increasing borrowing costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2015
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - July 31, 2015	6,200	$72.98	—	3,335,448
August 1 - August 31, 2015	3,429	68.71	—	3,335,448
September 1 - September 30, 2015	4,515	58.92	—	3,335,448
Total	14,144	$67.46	—	3,335,448
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 27, 2015.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ WILLIAM N. SCHEFFEL
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ JEFFREY A. SCHWANEKE
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)