Form 10-K
period 2015-12-31
CENTENE CORP
filed 2016-02-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
☒    Large accelerated filer                          ☐ Accelerated filer
☐    Non-accelerated filer  (do not check if a smaller reporting company)        ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2015, was $9.6 billion.
As of February 17, 2016, the registrant had 121,654,923 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2016 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	foreign currency fluctuations;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our or Health Net's managed care contracts by federal or state governments (including but not limited to Medicare and Medicaid);

•	the outcome of our or Health Net's pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us;

•	our ability to adequately price products on federally-facilitated and state-based Health Insurance Marketplaces;

•	changes in economic, political and market conditions;

•	the ultimate closing date of the Proposed Merger;

•	the possibility that the expected synergies and value creation from the Proposed Merger will not be realized, or will not be realized within the expected time period;

•	the risk that acquired businesses will not be integrated successfully;

•	disruption from the Proposed Merger making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs related to the Proposed Merger will be incurred; and

•	the possibility that the Proposed Merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions thereto.

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
ITEM 1. Business

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

On July 2, 2015, we announced that we had entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which we will acquire all of the issued and outstanding shares of Health Net. Under the terms of the agreement, at the closing of the transaction, Health Net stockholders (with limited exceptions) would receive 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash for each share of Health Net common stock. The transaction is valued at approximately $5.5 billion (based on the Centene closing stock price on February 17, 2016), including the assumption of debt. The Company expects to fund the cash portion of the acquisition through a combination of the debt financing completed in February 2016, borrowings on the Company's revolving credit facility and existing cash on hand. The transaction is expected to close in early 2016 and is subject to approvals by relevant state insurance and healthcare regulators and other customary closing conditions.

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long Term Care (LTC), Foster Care, dual-eligible individuals (Duals) and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program, or collectively ABD. Beginning in 2014, our Managed Care segment also provides health plan coverage to individuals covered through federally-facilitated and state-based Health Insurance Marketplaces (HIM). Our Specialty Services segment consists of our specialty companies offering diversified healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. For the year ended December 31, 2015, our Managed Care and Specialty Services segments accounted for 90% and 10%, respectively, of our total external premium and service revenues.

Our managed care membership totaled 5.1 million as of December 31, 2015. For the year ended December 31, 2015, our premium and service revenues and net earnings from continuing operations attributable to Centene were $21.3 billion and $356 million, respectively, and our total cash flow from operations was $658 million.

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

INDUSTRY

We provide our services primarily through Medicaid, CHIP, LTC, Foster Care, ABD, Medicare and other state and federal programs for the uninsured. The federal Centers for Medicare and Medicaid Services, or CMS, estimated the total Medicaid and CHIP market was approximately $449 billion in 2013, and estimate the market will grow to $890 billion by 2024. According to the most recent information provided by the Kaiser Commission on Medicaid and the Uninsured, Medicaid spending increased by 13.9% in fiscal 2015 and states appropriated an increase of 6.9% for Medicaid in fiscal 2016 budgets.

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

A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to the Kaiser Commission on Medicaid and the Uninsured, there were approximately 9.6 million dual-eligible enrollees in 2015. These dual-eligible members may receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD, LTC and MMP programs and through Medicare Special Needs Plans.

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

We believe recognition of the value of managed care as a means of delivering improved health outcomes for Medicaid beneficiaries and effectively controlling costs will continue to strengthen. A growing number of states have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach. As a result, we believe a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, CHIP, LTC, Foster Care and ABD populations.

In 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid expansion coverage for newly eligible beneficiaries for three years, from 2014 through 2016. In 2017, the federal share declines to 95%; in 2018 it is 94%; in 2019 it is 93%; and it will be 90% in 2020 and subsequent years.

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

OUR COMPETITIVE STRENGTHS

Our multi-national managed care approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to serve 23 states. Our operating performance has been demonstrated by the following:

	2015	2014	% Change 2014 - 2015
Total membership (in millions)	5.1	4.1	26%
Premium and service revenues ($ in billions)	$21.3	$15.7	36%
Net earnings from continuing operations attributable to Centene Corporation	$356	$268	33%
Diluted earnings per share (EPS)	$2.89	$2.23	30%
Diluted EPS (excluding Health Net merger related expenses)	$3.03	$2.23	36%
Adjusted EBITDA[1]	$948	$636	49%

1Adjusted EBITDA represents net earnings attributable to Centene Corporation excluding income tax expense, interest expense, depreciation, amortization (excluding senior note premium amortization), stock compensation expense, and Health Net merger related expenses. A reconciliation of this non-GAAP measure follows ($ in millions):

	2015	2014
Net earnings from continuing operations attributable to Centene Corporation	$356	$268
Income tax expense	339	196
Interest expense	43	35
Depreciation and amortization	112	89
Non-cash stock compensation expense	71	48
Health Net merger related expenses	27	—
Adjusted EBITDA	$948	$636

For the year ended December 31, 2015, premium and service revenues of $21.3 billion have produced a five year Compound Annual Growth Rate (CAGR) of 38% and diluted earnings per share of $2.89 has produced a five year CAGR of 26%.

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

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health management, care management software, correctional healthcare services, dental benefits management, HIM, in-home health services, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. We expect to further broaden our service offerings in 2016 through the acquisition of Health Net, which will add government-sponsored care under its federal contracts with the Department of Defense and the U.S. Department of Veterans Affairs (VA), as well as Medicare Advantage. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

•
Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize general and administrative expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Medicaid and specialty services while maintaining our local accountability and improved access.

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

 OUR BUSINESS STRATEGY

Our objective is to become the leading multi-national healthcare enterprise focusing on the uninsured and under-insured population through government sponsored healthcare initiatives. We intend to achieve this objective by implementing the following key components of our strategy:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2015, we began operating under a contract with the Arizona Department of Health Services/Division of Behavioral Health Services to be the Regional Behavioral Health Authority for the new southern geographic service area.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. In 2015, we served managed care members in 23 states through over 200 product solutions. We are constantly evaluating new opportunities for expansion both domestically and abroad. For example, in 2015, we announced that we had entered into a definitive merger agreement with Health Net under which we will acquire all of the issued and outstanding shares of Health Net. In 2014, we acquired U.S. Medical Management, a management services organization and provider of in-home health services for high acuity populations. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, provider compensation and minimizing fraud, waste, and abuse. By helping states structure an appropriate level and range of Medicaid, CHIP and specialty services, we seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional Markets. We continue to leverage our experience to identify and develop new domestic and international markets by seeking both to acquire existing business and to build our own operations. Domestically, we focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. In addition, we focus on states where managed care programs can help address states' financial needs. In 2014, we entered the international market with our investment in Ribera Salud, a Spanish health management group. In 2015, we began managing care for Medicaid members in Oregon and also began managing care for members who are dually eligible for Medicare and Medicaid in Michigan.

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

We have subsidiaries offering healthcare services in each state we serve. The table below provides summary data for the state markets we currently serve1:

State	Primary Local Plan Name	First Year of Operations Under Centene	Managed Care Membership at December 31, 2015
Arizona	Bridgeway Health Solutions	2006	6,900
Arizona	Cenpatico Integrated Care	2005	434,000
Arkansas	Arkansas Health and Wellness Solutions	2014	41,900
California	California Health and Wellness	2013	186,000
Florida	Sunshine State Health Plan	2009	510,400
Georgia	Peach State Health Plan	2006	408,600
Illinois	IlliniCare Health	2011	207,500
Indiana	Managed Health Services	1995	282,100
Kansas	Sunflower Health Plan	2013	141,000
Louisiana	Louisiana Healthcare Connections	2012	381,900
Massachusetts	CeltiCare Health	2009	51,300
Massachusetts	Massachusetts Partnership for Correctional Healthcare	2013	10,200
Michigan	Fidelis SecureCare of Michigan	2015	4,800
Minnesota	Centurion of Minnesota	2014	9,600
Mississippi	Magnolia Health	2011	284,400
Mississippi	Centurion of Mississippi	2015	17,800
Missouri	Home State Health	2012	95,100
New Hampshire	New Hampshire Healthy Families	2013	71,400
Ohio	Buckeye Health Plan	2004	302,700
Oregon	Trillium Community Health Plan	2015	98,700
South Carolina	Absolute Total Care	2007	104,000
Tennessee	Centurion of Tennessee	2013	20,000
Texas	Superior HealthPlan	1999	983,100
Vermont	Centurion of Vermont	2015	1,700
Washington	Coordinated Care	2012	209,400
Wisconsin	MHS Health Wisconsin	1984	77,100
Total at-risk membership			4,941,600
Non-risk membership			166,300
Total			5,107,900
1Table includes members served in each our states through our government sponsored programs, Health Insurance Marketplaces, and correctional healthcare services.

Substantially all of our revenue is derived from operations within the United States and its territories, and all of the Company's long lived assets are based in the United States and its territories. We generally receive a fixed premium per member per month pursuant to our state contracts. Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year. Our managed care subsidiaries in Texas and Florida had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2015.

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

•
Care management for complex populations. Through our experience with Medicaid populations and long-time presence in states with experience in long term care for children and adolescents in the foster care system, we have developed care management, service coordination and crisis prevention/response programs that increase opportunities for successful outcomes for members. This experience has led to partnerships with specialized networks and community advocates as states transition to managed care programs for vulnerable and complex populations.

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

•
Fraud, waste and abuse prevention. We have several systems in place to help identify, detect and investigate potential waste, abuse and fraud including pre and post payment review software.  We collaborate with state and federal agencies and assist with investigation requests. We use nationally recognized standards to benchmark our processes.

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

•
Diabetes Program is an innovative program that is a collaboration with our life and health management subsidiary and our health plans that targets diabetic patients and educates them on their disease state.

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

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base. The following are among the services we provide to support physicians:

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

•
Pharmacy treatment compliance programs are driven by clinical policy and focus on identifying the appropriate medication in the correct dose, delivered in an efficient format and utilized for the correct duration.

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

It is our objective to provide access to the highest quality of care for our members.  As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote healthcare quality.  The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics.  While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We currently have 17 of 19 eligible health plans with NCQA accreditation.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare strategy and complement our core Managed Care business. Specialty services diversify our revenue stream, provide higher quality health outcomes to our membership and others, and assist in controlling costs. Our specialty services are provided primarily through the following businesses:

•
Pharmacy Solutions. US Script is rebranding and will be transitioning to Envolve Pharmacy Solutions. Envolve Pharmacy Solutions will utilize innovative, flexible solutions and customized care management. Under the new brand, we will continue to offer traditional pharmacy benefits management as well as comprehensive specialized pharmacy benefit services through our specialty pharmacy, AcariaHealth. Our traditional pharmacy benefits management program offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs.  This is achieved through a low cost strategy that helps optimize clients' pharmacy benefits.  Services include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, online drug management tools, mail order pharmacy services, home delivery services, analytics and clinical consulting and patient and physician intervention. AcariaHealth offers specialized care management services for complex diseases and enhances the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes.

•
Health, Triage, Wellness, and Disease Management Services companies are rebranding and will transition to Envolve PeopleCare. Envolve PeopleCare will bring together our behavioral health, nurse advice, telehealth, and health, wellness and disease guidance programs, allowing for a focus on individual health management through education and empowerment. Our networks feature a full range of services and levels of care to help people with mental illness reach their recovery and wellness goals. Our life and health management programs specialize in encouraging healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs. Health risk appraisals, biometric screenings, interactive wellness programs, disease management and work-life/employee assistance services are areas of focus. We utilize telephonic health and work/life balance coaching, in-home and online interaction and informatics processes to deliver effective clinical outcomes, enhanced patient-provider satisfaction and lower overall healthcare cost. We offer telehealth services where members reach bilingual customer service representatives and nursing staff who provide health education, triage advice and offer continuous access to health plan functions. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

•
Vision Services. Opticare Managed Vision is rebranding and will transition to Envolve Vision. Under the new name, we will continue to coordinate benefits beyond traditional medical benefits to offer fully integrated vision health services. Our vision benefit administers routine and medical surgical eye care benefits via a contracted national network of eye care providers.

•
Dental Services. Dental Health & Wellness is rebranding and will transition to Envolve Dental. We will continue to coordinate benefits beyond traditional medical benefits to offer fully integrated dental health services. Through the dental benefit, we are dedicated to improving oral health through a contracted network of dental healthcare providers.

•
Care Management Software. Casenet is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs, which is available for sale to third parties and used by our health plans.

•
Correctional Healthcare Services. Centurion, our joint venture subsidiary with MHM Services Inc., provides comprehensive healthcare services to individuals incarcerated in Massachusetts, Minnesota, Mississippi, Tennessee and Vermont state correctional facilities. In 2016, we expect to begin providing healthcare services to individuals incarcerated in Florida.

•	In-Home Health Services. U.S. Medical Management, our majority owned subsidiary acquired in January 2014, provides in-home health services for high acuity populations.

•
Integrated Long-Term Care. LifeShare provides home and community-based support for people with developmental disabilities, children in the child welfare system and people of all ages and abilities, with a focus on those that are often marginalized by society. In addition, LifeShare operates school-based programs that focus on students with special needs.

The NCQA and URAC also provide accreditation and certification for our specialty companies.  We currently have four specialty companies with NCQA accreditation or certification and five specialty companies with URAC accreditation.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program provides controls by which we assure that our values are reflected in everything we do, further enhancing operations, improving access to quality care and safeguarding against fraud, waste and abuse.

Three standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines, the Centers for Medicare and Medicaid Services Chapter Guidance and Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General, or OIG. Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance. These key components are:

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

The goal of the program is to build a culture of ethics and compliance, which is assessed periodically using a diagnostic survey to measure the integrity of the organization. Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for the members of our Board of Directors' Audit Committee to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations anonymously. Furthermore, the Board of Directors reviews an ethics and compliance report on a quarterly basis.

COMPETITION

We continue to face varying and increasing levels of competition as we expand in our existing service areas or enter new markets. Federal regulations require at least two competitors in each service area. Healthcare reform may cause a number of commercial managed care organizations to decide to enter or exit the various managed care markets.

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

Our regulated subsidiaries are licensed to operate as health maintenance organizations (HMOs), third party administrators, utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments, departments of insurance, boards of pharmacy and other health care providers, and departments of health that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid, Medicare and Health Insurance Marketplace commercial enrollees.

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

Our health care providers must be licensed to practice medicine and do business as care providers in the state in which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing or other applicable entity. Furthermore, they cannot be excluded from participation at both the state and federal levels. Our facilities are periodically reviewed by state departments of health and other regulatory agencies to ensure the environment is safe to provide care.

State and Federal Contracts

In addition to being a licensed insurance company or HMO, in order to be a Medicaid managed care organization in each of the states in which we operate, we must operate under a contract with the state's Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. We receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state. In addition, several of our Medicaid contracts require us to maintain Medicare Advantage special needs plans, which are regulated by CMS, for dual eligible individuals. We also contract with states to provide healthcare services to correctional facilities.

Our state and federal contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid and Medicare sectors, including provisions relating to:

•	eligibility, enrollment and dis-enrollment processes

•	covered services

•	eligible providers

•	subcontractors

•	record-keeping and record retention

•	periodic financial and informational reporting

•	quality assurance

•	accreditation

•	health education and wellness and prevention programs

•	timeliness of claims payment

•	financial standards

•	safeguarding of member information

•	fraud, waste and abuse detection and reporting

•	grievance procedures

•	organization and administrative systems

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

Contract	Expiration Date	Renewal or Extension

Arizona - Behavioral Health	September 30, 2018	Renewable for two additional two-year terms.
Arizona - LTC	September 30, 2016	Renewable for one additional one-year term.
Arizona - Special Needs Plan (Medicare)	December 31, 2016	Renewable annually for successive 12-month periods.
Arkansas - Medicaid Expansion	December 31, 2016	Renewable annually for successive 12-month periods.
California - Medicaid & ABD	October 31, 2018	Renewable up to three additional one-year terms.
Florida - Medicaid, ABD, LTC & Foster Care	December 31, 2018	Renewable through the state's recertification process.
Florida - CHIP	September 30, 2017	May be extended for two additional one-year terms.

Florida - Special Needs Plan (Medicare)	December 31, 2016	Renewable annually for successive 12-month periods.
Florida - Special Needs Plan (Medicaid)	December 31, 2017	Renewable through the state's recertification process.
Georgia - Medicaid & CHIP	June 30, 2016
RFP awarded for an initial one-year term to begin July 1, 2016 and renewable for five additional one-year terms.  The expiration date of the current contract may be extended for up to two six-month periods, subject to CMS approval.

Georgia - Special Needs Plan (Medicare)	December 31, 2016	Renewable annually for successive 12-month periods.
Illinois - ABD & LTC	April 30, 2016	May be extended for up to five additional years.
Illinois - Duals	December 31, 2016	Renewable for one additional one-year term.
Illinois - Medicaid	June 30, 2019	May be extended for up to five additional years.
Indiana - ABD	March 31, 2019	May be extended for two additional one-year terms.
Indiana - Medicaid, CHIP & Hybrid (Healthy Indiana Plan)	December 31, 2016	Renewable for one additional one-year term.
Kansas - Medicaid, ABD, CHIP, LTC & Foster Care	December 31, 2017	Renewable through the state's reprocurement process.
Louisiana - Medicaid, CHIP, ABD, Foster Care & Behavioral Health	January 31, 2018	May be extended for up to two additional one-year terms.
Massachusetts - Correctional Healthcare Services	June 30, 2018	Renewable for two additional two-year terms.
Massachusetts - Medicaid	September 30, 2016	May be extended for five additional one-year terms.
Michigan - Duals	December 31, 2017	Renewable through the state's reprocurement process.
Minnesota - Correctional Healthcare Services	June 30, 2018	Renewable through the state's reprocurement process.
Mississippi - Medicaid, ABD & Foster Care	June 30, 2017	May be extended for up to two additional one-year terms.
Mississippi - CHIP	June 30, 2017	May be extended for up to two additional one-year terms.
Mississippi - Correctional Healthcare Services	June 30, 2016	Renewable through the state's reprocurement process.
Missouri - Medicaid, CHIP & Foster Care	June 30, 2016	Renewable for two additional one-year terms.
New Hampshire - Medicaid, CHIP, Foster Care & ABD	June 30, 2016	Renewable for one additional two-year term.
New Hampshire - Medicaid Expansion	December 31, 2016	Program is expected to end on December 31, 2016. The majority of members converted to Health Insurance Marketplace effective January 1, 2016.
Ohio - Duals	December 31, 2016	Renewable for one additional one-year term.

Ohio - Medicaid, CHIP & ABD	June 30, 2016	Renewable annually for successive 12-month periods.
Ohio - Special Needs Plan (Medicare)	December 31, 2016	Renewable annually for successive 12-month periods.
Oregon - Medicaid, Medicaid Expansion, ABD, CHIP & Foster Care	December 31, 2018	Renewable through the state's reprocurement process.
Oregon - Medicare Advantage HMO (Includes Special Needs Plan)	December 31, 2016	Renewable annually for successive 12-month periods.
Oregon - Medicare Advantage PPO	December 31, 2016	Renewable annually for successive 12-month periods.
South Carolina - Medicaid & ABD	June 30, 2016	Renewable through the state's recertification process.
South Carolina - Duals	December 31, 2016	Renewable for one additional one-year term.
Tennessee - Correctional Healthcare Services	August 31, 2016	Renewable through the state's reprocurement process.
Texas - ABD Dallas Expansion	August 31, 2018	Renewable through the state's reprocurement process.
Texas - ABD MRSA	August 31, 2017	May be extended for up to five additional years.
Texas - CHIP Rural Service Area	August 31, 2018	Renewable through the state's reprocurement process.
Texas - Foster Care	August 31, 2018	May be extended for up to five additional years.
Texas - Medicaid, CHIP & ABD	August 31, 2018	May be extended for up to one and a half additional years.
Texas - Duals	December 31, 2016	Renewable for two additional one-year terms.
Texas - Special Needs Plan (Medicare)	December 31, 2016	Renewable annually for successive 12-month periods.
Vermont - Correctional Healthcare Services	January 31, 2018	May be extended for up to two additional one-year terms.
Washington - Medicaid, CHIP, Foster Care & ABD	December 31, 2016	Renewable through the state's recertification process.
Wisconsin - Medicaid, CHIP & ABD	December 31, 2017	Renewable through the state's recertification process every two years.
Wisconsin - Network Health Plan Subcontract	December 31, 2017	Renews automatically for successive three-year terms.
Wisconsin - Special Needs Plan (Medicare)	December 31, 2016	Renewable annually for successive 12-month periods.

Marketplace Contracts

We operate under federally facilitated and state-based Marketplace contracts in 12 states with CMS that expire annually.  In 2016, we began operating in a federally facilitated Marketplace in New Hampshire.

We operate under a contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as the "private option"). This contract expires December 31, 2016 and may be extended for subsequent and consecutive one-year terms. In 2016, we started operating under a contract with the New Hampshire Department of Health and Human Services to participate in the Medicaid expansion model that New Hampshire has adopted (referred to as the “premium assistance program”).  This contract expires December 31, 2016 and may be extended for subsequent and consecutive one-year terms.

The Health Insurance Portability and Accountability Act (HIPAA)

In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential information, including HIPAA and the Gramm-Leach-Bliley Act.  HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance through standard transactions and ensure the privacy and security of individual health information. Among the requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the use and disclosure of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act amended certain provisions of HIPAA and enhanced data security obligations for covered entities and their business associates. HITECH also mandated individual notifications in instances of a data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states' Attorneys Generals in addition to the HHS Office for Civil Rights. The HIPAA Omnibus Rule further enhanced the changes under the HITECH Acts and the Genetic Information Nondiscrimination Act of 2008 (GINA) which clarified that genetic information is protected under HIPAA and prohibits most health plans from using or disclosing genetic information for underwriting purposes. This Omnibus rule enhances the privacy protections and strengthens the government's ability to enforce the law. The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.

The Privacy and Security Rules and HITECH/Omnibus enhancements established requirements to protect the privacy of medical records and safeguard personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates.

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses, and their business associates to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of health information electronically stored, maintained or transmitted. The HITECH Act and Omnibus Rule enhanced a federal requirement for notification when the security of protected health information is breached. In addition, there are state laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using "electronic media." Since "electronic media" is defined broadly to include "transmissions that are physically moved from one location to another using portable data, magnetic tape, disk or compact disk media," many communications are considered to be electronically transmitted. Under HIPAA, health plans and providers are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards were modified on October 1, 2015 with the implementation of the ICD-10 coding system.

We have implemented processes, policies and procedures to comply with HIPAA, HITECH and the Omnibus Rule, including administrative, technical and physical safeguards to prevent against an electronic data breach. We provide education and training for employees specifically designed to help prevent any unauthorized use or access to health information and enhance the reporting of suspected breaches. In addition, our corporate privacy officer and subsidiary privacy officials handle complaints and serve as resources to employees to address questions or concerns they may have. We periodically review our privacy and security procedures and conduct risk assessments to ensure we promptly identify and address gaps in our processes.

Other Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at participants in public government healthcare programs such as Medicare and Medicaid. The fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our waste, fraud and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

EMPLOYEES

As of December 31, 2015, we had approximately 18,200 employees. None of our employees are represented by a union. We believe our relationships with our employees are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 17, 2016:

Name	Age	Position
Michael F. Neidorff	73	Chairman, President and Chief Executive Officer
K. Rone Baldwin	57	Executive Vice President, Markets
Cynthia J. Brinkley	56	Executive Vice President, Global Corporate Development
Carol E. Goldman	58	Executive Vice President and Chief Administrative Officer
Jesse N. Hunter	40	Executive Vice President, Products
William N. Scheffel	62	Executive Vice President, Chief Financial Officer and Treasurer
Jeffrey A. Schwaneke	40	Senior Vice President, Corporate Controller and Chief Accounting Officer
Keith H. Williamson	63	Executive Vice President, General Counsel and Secretary

Michael F. Neidorff. Mr. Neidorff has served as our Chairman and Chief Executive Officer since May 2004. From May 1996 to May 2004, Mr. Neidorff served as President, Chief Executive Officer and as a member of our Board of Directors.

K. Rone Baldwin. Mr. Baldwin has served as our Executive Vice President, Markets since January 2016. From December 2012 to January 2016, he served as our Executive Vice President, Insurance Group Business Unit. Prior to joining Centene, he served as Executive Vice President and Business Leader of Group Insurance Business, which included both group health and ancillary product lines, for Guardian Life Insurance Company, which he joined in 2006.

Cynthia J. Brinkley. Ms. Brinkley has served as our Executive Vice President, Global Corporate Development since January 2016. From November 2014 to January 2016, she served as Executive Vice President, International Operations and Business Integration.  Prior to joining Centene, she served as Vice President of Global Human Resources at General Motors from 2011 to 2014.  She previously held various positions of increasing responsibility at AT&T including Senior Vice President of Talent Development/Chief Diversity Officer and President of AT&T's operations in both Missouri and Arkansas.

Carol E. Goldman. Ms. Goldman is our Executive Vice President and Chief Administrative Officer and has served in that capacity since June 2007.

Jesse N. Hunter. Mr. Hunter has served as our Executive Vice President, Products since January 2016. From December 2012 to January 2016, he serviced as Executive Vice President, Chief Business Development Officer. From February 2012 to December 2012, he served as our Executive Vice President, Operations. He previously served as our Executive Vice President, Corporate Development from April 2008 to February 2012.

William N. Scheffel. Mr. Scheffel is our Executive Vice President, Chief Financial Officer and Treasurer and has served in that capacity since May 2009. Mr. Scheffel is expected to retire in early 2016.

Jeffrey A. Schwaneke. Mr. Schwaneke is our Senior Vice President, Corporate Controller and has served in that capacity since July 2008 and has been our Chief Accounting Officer since September 2008. Mr. Schwaneke will assume the role of Executive Vice President, Chief Financial Officer and Treasurer upon Mr. Scheffel's retirement in early 2016.

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

Lastly, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, CHIP, LTC, ABD, Foster Care and the new Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on state-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of individuals who are eligible under new legislation may pose the same difficulty in estimating our medical claims liability. Similarly, we may face difficulty in estimating our medical claims liability in 2016 for the relatively new and evolving Health Insurance Marketplaces.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of December 31, 2015, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

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

We provide PBM and specialty pharmacy services through our Envolve Pharmacy Solutions product. Each business is subject to federal and state laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. They also conduct business as a mail order pharmacy and specialty pharmacy, which subjects them to extensive federal, state and local laws and regulations. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

Our PBM and specialty pharmacy businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, including with respect to the pricing of new specialty and generic drugs. In addition, our PBM and specialty pharmacy businesses could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the authorization, compounding, packaging and distribution of pharmaceuticals and other healthcare products. Disruptions at any of our mail order or specialty pharmacies due to an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.

If any of our government contracts are terminated or are not renewed or we receive an adverse review, audit or investigation, our business will suffer.

We provide managed care programs and selected services to individuals receiving benefits under governmental assistance programs. We provide those healthcare services under contracts with regulatory entities in the areas in which we operate. Our government contracts are generally intended to run for three years and may be extended for additional years if the contracting entity or its agent elects to do so. When our contracts expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment and agreement to maintain a Medicare plan in the state and financial standards and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

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

We maintain a significant investment portfolio of cash equivalents and short term and long term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards were modified to version 5010 prior to the implementation of the ICD-10 coding system. While we transitioned to the ICD-10 coding system in October 2015, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2015, we may have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in higher costs and reimbursement levels, or lost revenues under risk adjustment. As a result, the changes and complications associated with the transition to ICD-10 may have a material adverse effect on our results of operations, financial position and cash flows.

If we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

Companies involved in public health care programs are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, other federal health care programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. In addition, the Deficit Reduction Act of 2005 encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

We and Health Net are currently permitted to conduct only limited planning for the integration of the two companies following the merger and have not yet fully determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.
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
Our stockholders have the right to vote in the election of our Board of Directors and on certain other matters affecting the Company. If the merger is completed we will pay approximately $5.5 billion and Health Net’s stockholders are expected to hold approximately 29% of the common stock of the Company after the merger. As a result, if the merger is completed, our pre-merger stockholders will own a smaller proportion of our outstanding common stock than the proportion of our outstanding common stock they owned before the merger and, as a result, they will have less influence on our management and policies following the merger than they now have on our management and policies. We currently anticipate that the merger will be accretive to our earnings per share. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger, or unforeseen liabilities or other issues existing or arising with the business of Health Net or otherwise resulting from the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

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

Item 3. Legal Proceedings

On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believes it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. The Commonwealth's attorneys have asserted that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages, and filed a lawsuit in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.

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

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet (FAC), Kentucky Spirit contested CHFS' jurisdiction to make such a determination. The FAC did not issue a decision within the required 120 days. On August 13, 2015, Kentucky Spirit filed a declaratory judgment action against the Commonwealth in Franklin Circuit Court seeking a declaration that the Commonwealth may not purport to issue a decision against Kentucky Spirit awarding damages to itself when the matter is already before the Kentucky courts, and that the Commonwealth has waived its claims against Kentucky Spirit for damages arising out of the contract. The Commonwealth filed counterclaims seeking a Declaration of Rights and Entry of Judgment on its determination letter. On December 1, 2015, the Franklin Circuit Court consolidated this declaratory judgment action with Kentucky Spirit's other litigation claims against the Commonwealth. On December 15, 2015, the Franklin Circuit Court denied Kentucky Spirit's motion to dismiss the Commonwealth's counterclaim for Declaration of Rights and Entry of Judgment. Discovery is proceeding in the consolidated litigation matters.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of December 31, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

	2016 Stock Price (through February 17, 2016)		2015 Stock Price		2014 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$68.42	$47.36	$71.66	$51.73	$33.18	$28.44
Second Quarter			82.18	61.85	38.84	27.56
Third Quarter			83.00	50.93	41.99	35.49
Fourth Quarter			67.53	51.75	54.24	37.53

As of February 17, 2016, there were 322 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In 2009, the Company's Board of Directors extended the Company's stock repurchase program. The program authorizes the repurchase of up to 8,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. We have 3,335,448 available shares remaining under the program for repurchases as of December 31, 2015. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2015, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2015
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 1 – October 31, 2015	8,959	$57.77	—	3,335,448
November 1 – November 30, 2015	10,759	59.95	—	3,335,448
December 1 – December 31, 2015	754,235	57.46	—	3,335,448
Total	773,953	$57.50	—	3,335,448

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3,335,448 shares.  No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2010 to December 31, 2015 with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index over the same period. The graph assumes an investment of $100 on December 31, 2010 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index and assumes the reinvestment of any dividends.

	December 31,
	2010	2011	2012	2013	2014	2015
Centene Corporation	$100.00	$156.27	$161.80	$232.68	$409.87	$519.42
New York Stock Exchange Composite Index	100.00	93.89	106.02	130.59	136.10	127.37
S&P Supercomposite Managed Healthcare Index	100.00	133.96	140.46	203.83	271.09	325.43

Centene Corporation closing stock price	$12.67	$19.80	$20.50	$29.48	$51.93	$65.81
Centene Corporation annual shareholder return	19.6%	56.3%	3.5%	43.8%	76.2%	26.7%

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

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. The assets, liabilities and results of operations of Kentucky Spirit Health Plan have been classified as discontinued operations for all periods presented.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except share data)
Revenues:
Premium	$19,389	$14,198	$10,153	$7,569	$4,948
Service	1,876	1,469	373	113	104
Premium and service revenues	21,265	15,667	10,526	7,682	5,052
Premium tax and health insurer fee	1,495	893	337	428	159
Total revenues	22,760	16,560	10,863	8,110	5,211
Expenses:
Medical costs	17,242	12,678	8,995	6,781	4,191
Cost of services	1,621	1,280	327	88	78
General and administrative expenses	1,826	1,314	931	705	578
Premium tax expense	1,151	698	333	428	161
Health insurer fee expense	215	126	—	—	—
Total operating expenses	22,055	16,096	10,586	8,002	5,008
Earnings from operations	705	464	277	108	203
Other income (expense):
Investment and other income	35	28	19	35	13
Debt extinguishment costs	—	—	—	—	(8)
Interest expense	(43)	(35)	(27)	(20)	(20)
Earnings from continuing operations, before income tax expense	697	457	269	123	188
Income tax expense	339	196	107	47	71
Earnings from continuing operations, net of income tax expense	358	261	162	76	117
Discontinued operations, net of income tax expense (benefit) of $(1), $1, $2, $(48), and ($4), respectively	(1)	3	4	(87)	(9)
Net earnings (loss)	357	264	166	(11)	108
(Earnings) loss attributable to noncontrolling interests	(2)	7	(1)	13	3
Net earnings attributable to Centene Corporation	$355	$271	$165	$2	$111

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$356	$268	$161	$89	$120
Discontinued operations, net of income tax expense (benefit)	(1)	3	4	(87)	(9)
Net earnings	$355	$271	$165	$2	$111

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.99	$2.30	$1.49	$0.86	$1.20
Discontinued operations	(0.01)	0.03	0.03	(0.84)	(0.09)
Basic earnings per common share	$2.98	$2.33	$1.52	$0.02	$1.11

Diluted:
Continuing operations	$2.89	$2.23	$1.43	$0.83	$1.15
Discontinued operations	(0.01)	0.02	0.04	(0.81)	(0.09)
Diluted earnings per common share	$2.88	$2.25	$1.47	$0.02	$1.06

Weighted average number of common shares outstanding:
Basic	119,100,744	116,345,764	108,253,090	103,018,732	100,397,908
Diluted	123,066,370	120,360,212	112,494,346	107,428,750	104,948,476

	December 31,
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents [1]	$1,760	$1,610	$974	$746	$494
Investments and restricted deposits [1]	2,218	1,557	941	727	653
Total assets	7,339	5,824	3,519	2,764	2,182
Medical claims liability [1]	2,298	1,723	1,112	815	519
Long term debt [1]	1,216	874	655	526	341
Total stockholders' equity	2,168	1,743	1,243	954	936
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

Our financial performance for 2015 is summarized as follows:

•	Year-end managed care membership of 5.1 million, an increase of over 1.0 million members, or 26% over 2014.

•	Premium and service revenues of $21.3 billion, representing 36% growth year over year.

•	Health Benefits Ratio of 88.9%, compared to 89.3% in 2014.

•	General and Administrative expense ratio of 8.6%, compared to 8.4% in 2014.

•	Total operating cash flows of $658 million, or 1.8 times net earnings.

•	Diluted net earnings per share of $2.89, or $3.03 excluding $0.14 of diluted EPS of Health Net merger related expenses, compared to $2.23 in 2014.

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

•
California. In January 2014, California Health and Wellness (CHW), began serving members under the state's Medicaid expansion program. In December 2014, the ABD membership of CHW increased as a result of the mandatory transition of the ABD population to managed care. The enrollment of this population to managed care was previously voluntary.

•
Centurion. In January 2014, Centurion began operating under a new agreement with the Minnesota Department of Corrections to provide healthcare services to offenders in the state's correctional facilities. In February 2015, Centurion also began operating under a new contract with the State of Vermont Department of Corrections. In July 2015, Centurion began operating under a new contract with the Mississippi Department of Corrections.

•
Florida. In March 2014, our Florida subsidiary, Sunshine Health, completed the implementation of 10 regions under the state's new Medicaid managed care Long Term Care program. In May 2014, Sunshine Health began operating under a new contract in 9 of 11 regions of the Managed Medical Assistance (MMA) program. The MMA program includes TANF recipients as well as ABD and dual-eligible members. In addition, we began operating as the sole provider under a new statewide contract for the Child Welfare Specialty Plan (Foster Care). Enrollment for both the MMA program and Foster Care began in May 2014 and was implemented by region through August 2014.

In October 2015, Sunshine Health began operating under a two-year, statewide contract with the Florida Healthy Kids Corporation to manage healthcare services for children ages five through 18 in all 11 regions of Florida.

•
Health Insurance Marketplaces (HIM). In January 2014, we began serving members enrolled in Health Insurance Marketplaces in certain regions of nine states. In 2015, we expanded our participation in Health Insurance Marketplaces to include members in certain regions of 3 additional states.

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

•
Indiana. In February 2015, our Indiana subsidiary, Managed Health Services, began operating under an expanded contract with the Indiana Family & Social Services Administration to provide Medicaid services under the state's Healthy Indiana Plan 2.0 (HIP 2.0) program.

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

In December 2015, Louisiana Healthcare Connections began operating under an expanded contract to include behavioral health benefits.

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

In January 2015, Magnolia Health began operating under a new temporary six-month contract with the State of Mississippi to provide services under the Children's Health Insurance Program (CHIP). In July 2015, Magnolia Health began operating under a two-year CHIP contract with the State of Mississippi. In December 2015, Magnolia Health began operating under an expanded contract to include the inpatient benefit for Medicaid and ABD members.

•	New Hampshire. In September 2014, our New Hampshire subsidiary, New Hampshire Healthy Families, began serving members under the state's Medicaid expansion program.

•
Ohio. In January 2014, our Ohio Subsidiary, Buckeye Health Plan (Buckeye), began serving members under the state's Medicaid expansion program. In May 2014, Buckeye began operating under a new contract with the Ohio Department of Medicaid and the Centers for Medicare and Medicaid Services to serve Medicaid members in a dual-eligible demonstration program in three of seven regions: Northeast (Cleveland), Northwest (Toledo) and West Central (Dayton). This three-year program, which is part of the Integrated Care Delivery System expansion, serves those who have both Medicare and Medicaid eligibility. Passive enrollment for Medicaid began in May 2014 and implementation was completed in July 2014. Passive enrollment for Medicare began in January 2015.

•
Oregon. In September 2015, we completed the acquisition of Agate Resources, Inc., a diversified holding company that offers primarily Medicaid and other healthcare products and services to Oregon residents through Trillium Community Health Plan.

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

We expect the following items to contribute to our future growth potential:

•
We expect to realize the full year benefit in 2016 of business commenced during 2015 in Arizona, Florida, Illinois, Indiana, Louisiana, Michigan, Mississippi, Oregon, South Carolina, Texas and Vermont as discussed above.

•
In February 2016, our Nebraska subsidiary, Nebraska Total Care, was recommended by the Nebraska Department of Health and Human Services’ Division of Medicaid and Long-Term Care as one of three managed care organizations to administer its new Heritage Health program for Medicaid and CHIP enrollees. The contract is expected to commence in the first quarter of 2017, pending regulatory approvals.

•
In February 2016, Centurion of Florida, LLC reached a formal agreement to provide correctional healthcare services for the Florida Department of Corrections in Regions 1, 2 and 3. The contract is expected to commence in the second quarter of 2016.

•	In January 2016, the governor of Louisiana signed an executive order to expand Medicaid coverage under the Affordable Care Act (ACA) by July 1, 2016.

•
In October 2015, our subsidiary, Superior HealthPlan, Inc., was awarded a contract by the Texas HHSC to serve seven delivery areas for STAR Kids Medicaid recipients. The new contract is expected to commence in the second half of 2016.

•
In September 2015, our subsidiary, Peach State Health Plan, was one of the Care Management Organizations selected to serve Medicaid recipients enrolled in the Georgia Families, PeachCare for Kids and Planning for Healthy Babies programs. The contract renewal is expected to commence in July 2016, pending regulatory approval. However, the expiration date of the current contract may be extended for up to two six-month periods.

•
In August 2015, our subsidiary, Coordinated Care of Washington, was selected by the Washington State Health Care Authority as the sole provider for the Apple Health Foster Care contract. The new contract is expected to commence in April of 2016, pending regulatory approvals.

•
In July 2015, we entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which we will acquire all of the issued and outstanding shares of Health Net. The transaction is valued at approximately $5.5 billion (based on Centene's closing stock price on February 17, 2016), including the assumption of debt. The transaction is expected to close in early 2016.

MEMBERSHIP

From December 31, 2013 to December 31, 2015, we increased our managed care membership by 2.2 million, or 77%.  The following table sets forth our membership by state:

	December 31,
	2015	2014	2013
Arizona	440,900	204,000	163,700
Arkansas	41,900	38,400	—
California	186,000	163,900	97,200
Florida	510,400	425,700	222,000
Georgia	408,600	389,100	318,700
Illinois	207,500	87,800	22,300
Indiana	282,100	197,700	195,500
Kansas	141,000	143,300	139,900
Louisiana	381,900	152,900	152,300
Massachusetts	61,500	48,400	22,600
Michigan	4,800	—	—
Minnesota	9,600	9,500	—
Mississippi	302,200	108,700	78,300
Missouri	95,100	71,000	59,200
New Hampshire	71,400	62,700	33,600
Ohio	302,700	280,100	173,200
Oregon	98,700	—	—
South Carolina	104,000	109,700	91,900
Tennessee	20,000	21,000	20,700
Texas	983,100	971,000	935,100
Vermont	1,700	—	—
Washington	209,400	194,400	82,100
Wisconsin	77,100	83,200	71,500
Total at-risk membership	4,941,600	3,762,500	2,879,800
Non-risk membership	166,300	298,400	—
Total	5,107,900	4,060,900	2,879,800

At December 31, 2015, we served 449,000 members in Medicaid expansion programs in eight states compared to 201,300 members at December 31, 2014 in six states, included in the table above.

The following table sets forth our membership by line of business:

	December 31,
	2015	2014	2013
Medicaid	3,497,500	2,754,900	2,054,700
CHIP & Foster Care	260,900	222,700	275,100
ABD, Medicare & Duals	446,000	392,700	305,300
Health Insurance Marketplaces	146,100	74,500	—
Hybrid Programs	—	18,900	19,000
LTC	75,000	60,800	37,800
Behavioral Health	456,800	197,000	156,600
Correctional Healthcare Services	59,300	41,000	31,300
Total at-risk membership	4,941,600	3,762,500	2,879,800
Non-risk membership	166,300	298,400	—
Total	5,107,900	4,060,900	2,879,800

The following table identifies the Company's dual-eligible membership by line of business. The membership tables above include these members.

	December 31,
	2015	2014	2013
ABD	112,300	118,300	71,700
LTC	55,100	35,900	28,800
Medicare	11,100	7,200	6,500
Medicaid / Medicare Duals	26,300	3,200	—
Total	204,800	164,600	107,000
The reduction in ABD is the result of members transitioning to Medicaid / Medicare Duals.

From December 31, 2014 to December 31, 2015, our membership increased as a result of:

•	product and geographic expansions in Arizona, Florida, Louisiana, Mississippi, South Carolina, and Texas;

•	the acquisition of Agate Resources, Inc., our Oregon subsidiary;

•	the commencement of HIP 2.0 program in Indiana;

•	the commencement of Health Insurance Marketplaces in certain regions of Illinois, Oregon and Wisconsin;

•	organic growth in Illinois; and

•	the commencement of correctional healthcare service contracts in Mississippi and Vermont.

From December 31, 2013 to December 31, 2014, our membership increased as a result of:

•	product and geographic expansions in Florida and Illinois;

•	the assignment of members in Louisiana under the CHS transaction;

•	the commencement of Medicaid expansion programs in California, Illinois, Massachusetts, New Hampshire, Ohio, and Washington;

•	the commencement of Health Insurance Marketplaces in certain regions of nine states: Arkansas, Florida, Georgia, Indiana, Massachusetts, Mississippi, Ohio, Texas and Washington;

•	product expansions in Mississippi and Texas;

•	organic growth in South Carolina; and

•	the commencement of a correctional healthcare service contract in Minnesota.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for each of the three years ended December 31, 2015, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data):

	2015	2014	2013	% Change 2014-2015	% Change 2013-2014
Premium	$19,389	$14,198	$10,153	37%	40%
Service	1,876	1,469	373	28%	294%
Premium and service revenues	21,265	15,667	10,526	36%	49%
Premium tax and health insurer fee	1,495	893	337	67%	165%
Total revenues	22,760	16,560	10,863	37%	52%
Medical costs	17,242	12,678	8,995	36%	41%
Cost of services	1,621	1,280	327	27%	291%
General and administrative expenses	1,826	1,314	931	39%	41%
Premium tax expense	1,151	698	333	65%	110%
Health insurer fee expense	215	126	—	71%	n.a.
Earnings from operations	705	464	277	52%	68%
Investment and other income, net	(8)	(7)	(8)	(14)%	13%
Earnings from continuing operations, before income tax expense	697	457	269	53%	70%
Income tax expense	339	196	107	73%	83%
Earnings from continuing operations, net of income tax	358	261	162	37%	61%
Discontinued operations, net of income tax expense (benefit) of $(1), $1, and $2, respectively	(1)	3	4	(133)%	(25)%
Net earnings	357	264	166	35%	59%
(Earnings) loss attributable to noncontrolling interests	(2)	7	(1)	129%	n.m.
Net earnings attributable to Centene Corporation	$355	$271	$165	31%	64%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$356	$268	$161	33%	66%
Discontinued operations, net of income tax expense (benefit)	(1)	3	4	(133)%	(25)%
Net earnings	$355	$271	$165	31%	64%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$2.89	$2.23	$1.43	30%	56%
Discontinued operations	(0.01)	0.02	0.04	(150)%	(50)%
Total diluted earnings per common share	$2.88	$2.25	$1.47	28%	53%
n.a.: not applicable
n.m.: not meaningful

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

Health Insurer Fee

The Health Insurer Fee reflects the annual fee mandated by the ACA to health insurers. The fee is determined based on our premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Premium and Service Revenues

Premium and service revenues increased 36% in the year ended December 31, 2015 over the corresponding period in 2014 primarily as a result of the impact from expansions or new programs in many of our states, particularly, Florida, Illinois, Indiana, Louisiana, Mississippi, Ohio and Texas. During the year ended December 31, 2015, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

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

	2015	2014
Medicaid, CHIP, Foster Care & HIM	86.0%	86.3%
ABD, LTC and Medicare	92.9	93.5
Specialty Services	85.8	85.5
Total	88.9	89.3

The consolidated HBR for the year ended December 31, 2015 of 88.9% was a decrease of 40 basis points over the comparable period in 2014. The decrease compared to last year is primarily attributable to improvement in medical expense in the high acuity populations (LTC/MMP) and membership growth in Medicaid expansion programs and Health Insurance Marketplace, which operate at a lower HBR than traditional Medicaid businesses.

Cost of Services

Cost of services increased by $341 million in the year ended December 31, 2015, compared to the corresponding period in 2014. This was primarily due to growth in the AcariaHealth business. The cost of service ratio for the year ended December 31, 2015, was 86.4% compared to 87.1% in 2014.

General and Administrative Expenses

General and administrative expenses, or G&A, increased by $512 million in the year ended December 31, 2015, compared to the corresponding period in 2014.  This was primarily due to expenses for additional staff and facilities to support our membership growth. During the year ended December 31, 2015, we recorded approximately $27 million of Health Net merger related expenses, which reduced our diluted earnings per share by $0.14.

During the first quarter of 2015, we recorded a gain of $10 million on the settlement of contingent consideration related to the CHS transaction. We also recorded expense of $10 million for a contribution to our charitable foundation during the first quarter of 2015.

Also during 2015, we experienced higher than anticipated opt-out rates and member attrition in the new Michigan dual demonstration program, resulting in lower than expected membership and lower blended premium rates. As a result, the fair value of estimated contingent consideration was reduced from $50 million to $16 million, and we recorded a gain of $34 million in general and administrative expenses. In connection with the lower membership and revenue outlook, we conducted an impairment analysis of the identifiable intangible assets and goodwill, resulting in a reduction of goodwill and intangible assets of $38 million which was recorded in general and administrative expenses. The Company's initial allocation of fair value resulted in goodwill and intangible assets of $52 million. At December 31, 2015, the Company had goodwill of $11 million and other identifiable intangible assets of $1 million, net of $2 million of amortization, remaining on the balance sheet.

The consolidated G&A expense ratio for the years ended December 31, 2015 and 2014 was 8.6% and 8.4%, respectively.  The G&A ratio for the year ended December 31, 2015 was 8.5% excluding the impact of the Health Net merger related expenses. The increase over prior year is primarily related to the expansion of our Health Insurance Marketplace business which operates at a higher G&A ratio and incurred higher open enrollment costs in the fourth quarter of the current year.

Health Insurer Fee

During the year ended December 31, 2015, we recorded $215 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee, compared to $126 million for the year ended December 31, 2014. As of December 31, 2015, we recorded $344 million in Premium Tax and Health Insurer Fee revenue associated with the accrual for the reimbursement of the fee, compared to $195 million in 2014.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2015	2014
Investment income	$27	$22
Earnings from equity method investments	8	6
Interest expense	(43)	(35)
Other income (expense), net	$(8)	$(7)

The increase in investment income in 2015 reflects an increase in investment balances over 2014 and improved performance of certain equity investments. Interest expense increased during the year ended December 31, 2015 by $8 million primarily reflecting the issuance of $300 million of Senior Notes in April 2014 and the issuance of an additional $200 million in Senior Notes in January 2015.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2015 was 48.6% compared to 42.9% in 2014. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2015	2014	% Change 2014-2015
Premium and Service Revenues
Managed Care	$19,154	$13,946	37%
Specialty Services	7,075	4,800	47%
Eliminations	(4,964)	(3,079)	(61)%
Consolidated Total	$21,265	$15,667	36%
Earnings from Operations
Managed Care	$513	$353	45%
Specialty Services	192	111	73%
Consolidated Total	$705	$464	52%

Managed Care

Premium and service revenues increased 37% in the year ended December 31, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois, Indiana, Louisiana, Mississippi, Ohio and Texas. Earnings from operations increased $160 million between years primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 47% in the year ended December 31, 2015, resulting primarily from increased service associated with membership growth in the Managed Care segment and growth in our pharmacy businesses. Earnings from operations increased $81 million in the year ended December 31, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Premium and Service Revenues

Premium and service revenues increased 49% in the year ended December 31, 2014 over the corresponding period in 2013 as a result of expansions in Florida, Ohio, Washington, Texas and Illinois, growth in the AcariaHealth business, the addition of the California and New Hampshire operations and our participation in the Health Insurance Marketplaces. During the year ended December 31, 2014 we received premium rate adjustments which yielded an approximate net 1% composite increase across all of our markets.

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

Cost of Services

Cost of services increased by $953 million in the year ended December 31, 2014, compared to the corresponding period in 2013. This was primarily due to the acquisition of and growth in our AcariaHealth business as well as the acquisition of U.S. Medical Management. The cost of service ratio for the year ended December 31, 2014, was 87.1% compared to 87.7% in 2013.

General and Administrative Expenses

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

Health Insurer Fee

During the year ended December 31, 2014, we recorded $126 million of non-deductible expense for the Affordable Care Act (ACA) annual health insurer fee. As of December 31, 2014, we had received signed agreements representing virtually all of the total revenue associated with the reimbursement of the ACA insurer fee including the related gross-up for the associated income tax effects. As a result, we recorded $195 million in Premium Tax and Health Insurer Fee revenue associated with the reimbursement of the fee.

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

Income Tax Expense

Our effective tax rate for the year ended December 31, 2014 was 42.9% compared to 39.8% in 2013. The increase is due to the non-deductibility of the health insurer fee which increased our effective tax rate. This was partially offset by a reduction of tax expense associated with the compensation deduction limitation. During 2014, the IRS issued final regulations related to the compensation deduction limitation applicable to certain health insurance providers. Accordingly, we reversed previously recorded tax expense of $14 million for prior years resulting in a decrease in the effective tax rate which offset the health insurer fee impact. As a result, we no longer believe the deduction limitation applies.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2014	2013	% Change 2013-2014
Premium and Service Revenues
Managed Care	$13,946	$9,782	43%
Specialty Services	4,800	2,932	64%
Eliminations	(3,079)	(2,188)	(41)%
Consolidated Total	$15,667	$10,526	49%
Earnings from Operations
Managed Care	$353	$198	78%
Specialty Services	111	79	41%
Consolidated Total	$464	$277	68%

Managed Care

Premium and service revenues increased 43% in the year ended December 31, 2014, primarily as a result of expansions in Florida, Ohio, Washington, Mississippi, Texas and Illinois, the addition of the California and New Hampshire operations and our participation in the Health Insurance Marketplaces. Earnings from operations increased $155 million in the year ended December 31, 2014, primarily reflecting growth in the business.

Specialty Services

Premium and service revenues increased 64% in the year ended December 31, 2014, resulting from growth in our AcariaHealth business, increased services associated with membership growth in the Managed Care segment, the addition of three Centurion contracts and the acquisition of U.S. Medical Management. Earnings from operations increased $32 million in the year ended December 31, 2014, primarily reflecting growth in the AcariaHealth business as well as favorable performance in our legacy individual health business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2015, 2014 and 2013, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$658	$1,223	$382
Net cash used in investing activities	(813)	(848)	(342)
Net cash provided by financing activities	305	198	154
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—
Net increase in cash and cash equivalents	$150	$572	$194

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Cash flows from operating activities for 2015 were $658 million, 1.8 times net earnings, compared to $1,223 million in 2014. The cash provided by operations in 2015 and 2014 was primarily related to net earnings and an increase in medical claims liabilities resulting from growth in the business, partially offset by increases in premium and related receivables.

  Cash flows from operating activities for 2014 increased to $1,223 million, compared to $382 million in 2013. Operating cash flows in 2014 significantly benefited from the 49% premium and service revenue growth, which resulted in increased medical claims liabilities. In addition, 2014 uniquely benefited from an increase in payables associated with various programs requiring a return of premium to state customers.  Cash flows from operating activities benefited in 2013 due to an increase in net earnings and growth in our business.

Cash flows from operations in each year were impacted by the timing of payments we received from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state's portion of our HIF, resulting in an increase in Premium and Related Receivables at December 31, 2015. During 2015, we paid the 2015 annual HIF totaling $220 million. This negatively impacted our cash flows as we have not been reimbursed from the majority of our state customers. Similarly, during 2014, we paid the 2014 annual HIF invoice totaling $126 million. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Year Ended December 31,
	2015	2014	2013
(Increase) in premium and related receivables	$(360)	$(463)	$(143)
Increase (decrease) in unearned revenue	(27)	129	3
Net (decrease) in operating cash flow	$(387)	$(334)	$(140)

Cash Flows Used in Investing Activities

Investing activities used cash of $813 million for the year ended December 31, 2015, and $848 million in the comparable period in 2014.  Cash flows used in investing activities in 2015 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments and capital expenditures.

In January 2015, we sold a 25% ownership interest in Celtic Insurance Company. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Managed Care segment. Under the terms of the agreement, we entered into a put agreement with the noncontrolling interest holder to purchase the noncontrolling interest at a later date.

Cash flows used in investing activities in 2014 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of U.S. Medical Management and CHS, an equity investment in Ribera Salud and capital expenditures. We completed the acquisition of U.S. Medical Management for $213 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $80 million of cash. We also completed a transaction with CHS for initial cash consideration of $56 million as well as common stock. Additionally, we purchased a noncontrolling interest in Ribera Salud, S.A. (Ribera Salud), a Spanish health management group for $17 million. During 2013, our investing activities primarily related to additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, the acquisition of AcariaHealth and capital expenditures. We completed the acquisition of AcariaHealth for $142 million in total consideration. The transaction was financed through a combination of Centene common stock as well as $67 million of cash.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets within our guidelines. Net cash provided by and used in investing activities will fluctuate from year to year due to the timing of investment purchases, sales and maturities. As of December 31, 2015, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.9 years.  These securities generally are actively traded in secondary markets and the reported fair market value is determined based on recent trading activity, recent trading activity in similar securities and other observable inputs. Our investment guidelines comply with the regulatory restrictions enacted in each state. We had unregulated cash and investments of $78 million at December 31, 2015, compared to $85 million at December 31, 2014.

We spent $150 million, $103 million and $68 million in 2015, 2014 and 2013, respectively, on capital expenditures for system enhancements and market expansions.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $305 million, $198 million and $154 million in 2015, 2014 and 2013, respectively.  Financing activities in 2015, 2014 and 2013 are discussed below.

2015

During 2015, our financing activities primarily related to the proceeds from the issuance of Senior Debt and an additional $150 million of borrowings on our revolving credit facility. In January 2015, we issued an additional $200 million of 4.75% Senior Notes due May 15, 2022 at par (Add on Notes). In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million (2015 Swap Agreements) that are scheduled to expire on May 15, 2022. Under the 2015 Swap Agreements, we receive a fixed rate of 4.75% and pay a variable rate of LIBOR plus a spread adjusted quarterly, which allows us to adjust the $200 million Notes to a floating rate. We do not hold or issue any derivative instrument for trading or speculative purposes.

2014

In April 2014, pursuant to a shelf registration statement, we issued $300 million 4.75% Senior Notes due May 15, 2022 at par. Interest is paid semi-annually in May and November. In connection with the issuance, we entered into $300 million notional amount of interest rate swap agreements (2014 Swap Agreements) that are scheduled to expire May 15, 2022. Under the 2014 Swap Agreements, we receive a fixed rate of 4.75% and pay a variable rate of LIBOR plus a spread adjusted quarterly, which allows us to adjust the $300 million Notes to a floating rate. We do not hold or issue any derivative instrument for trading or speculative purposes.

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

Liquidity Metrics

The $500 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. We are required not to exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of December 31, 2015, we had $225 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of December 31, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $47 million as of December 31, 2015, which were not part of our revolving credit facility. We also had letters of credit for $50 million (valued at the December 31, 2015 conversion rate), or €46 million, representing our proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.55% as of December 31, 2015. In addition, we had outstanding surety bonds of $305 million as of December 31, 2015.

The indenture governing our Senior Notes contains non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

At December 31, 2015, we had working capital, defined as current assets less current liabilities, of negative $24 million, compared to $51 million at December 31, 2014.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At December 31, 2015, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.0%, compared to 33.5% at December 31, 2014.  Excluding the $67 million non-recourse mortgage note, our debt to capital ratio was 34.7% as of December 31, 2015, compared to 31.7% at December 31, 2014.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to 8 million shares of common stock from time to time on the open market or through privately negotiated transactions. We have 3 million available shares remaining under the program for repurchases as of December 31, 2015. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2015, 2014 or 2013.

During the year ended December 31, 2015, 2014 and 2013, we received dividends of $11 million, $50 million, and $18 million, respectively, from our regulated subsidiaries.

2016 Expectations

In early 2016, we expect to complete the merger with Health Net, a publicly traded managed care organization that delivers health care services through health plans and government-sponsored managed care plans, for approximately $5.5 billion. In connection with the upcoming closing of the merger, in February 2016, our wholly owned unrestricted subsidiary (Escrow Issuers) issued approximately $1.4 billion 5.625% Senior Notes due 2021 at par and $1.0 billion 6.125% Senior Notes due 2024 at par. The transaction will be financed through a combination of borrowings on our revolving credit facility, existing cash on hand, the $2.4 billion February debt issuance, and approximately $2.8 billion in shares of Centene common stock. The proceeds of the debt issuance will be held in escrow until the closing of the Health Net merger. If the Health Net merger is not consummated, the Escrow Issuer will be required to redeem each series of Notes at a redemption price equal to 100% of the principal amount of such series of Notes, plus accrued and unpaid interest to the redemption date.

Upon execution of the merger agreement, the Company negotiated the terms of a new unsecured $1,000 million revolving credit facility with its banking syndicate. The new $1,000 million revolving credit facility is effective upon the closing of the merger and the existing $500 million unsecured revolving credit facility will be terminated simultaneously.

Including the effects of potential contributions and expenditures related to Health Net, we expect to make net capital contributions to our insurance subsidiaries of approximately $250 million during 2016 associated with our growth and spend approximately $330 million in additional capital expenditures primarily associated with system enhancements, integration, and market expansions. These capital contributions are expected to be funded by unregulated cash flow generation in 2016 and borrowings on our revolving credit facility.

In January 2016, the Company announced an ongoing comprehensive internal search for six hard drives that were unaccounted for in its inventory of approximately 26,000 information technology (IT) devices.  This incident resulted from an employee not following established procedures on storing IT hardware.  In the process of completing its investigation, in February 2016, the Company received an admission from an employee to placing the six hard drives in a locked receptacle for secure destruction. As a result, the Company satisfied itself and concluded its investigation.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$2,298	$2,298	$—	$—	$—
Debt and interest	1,454	56	722	61	615
Redeemable Noncontrolling Interest	156	—	156	—	—
Operating lease obligations	315	58	109	78	70
Purchase obligations	79	31	43	5	—
Other long term liabilities [1]	—	—	—	—	—
Total	$4,302	$2,443	$1,030	$144	$685
________________________________
1 Our Consolidated Balance Sheet as of December 31, 2015, includes $170 million of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, and reserves for uncertain tax positions. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of December 31, 2015, our subsidiaries had aggregate statutory capital and surplus of $2,284 million, compared with the required minimum aggregate statutory capital and surplus requirements of $1,195 million.  During the year ended December 31, 2015, we contributed $643 million of statutory capital to our subsidiaries. We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level.

The National Association of Insurance Commissioners has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of December 31, 2015, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate.  The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2015 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(2.0)%	$264	(2.0)%	$(72)
(1.5)	197	(1.5)	(54)
(1.0)	131	(1.0)	(36)
(0.5)	65	(0.5)	(18)
0.5	(64)	0.5	18
1.0	(128)	1.0	36
1.5	(191)	1.5	55
2.0	(253)	2.0	73

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates.  For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $14 million for the year ended December 31, 2015, excluding the effect of any return of premium, risk corridor, or minimum medical loss ratio programs.  The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance, January 1,	$1,723	$1,112	$815
Acquisitions	79	—	—
Incurred related to:
Current year	17,471	12,820	9,073
Prior years	(229)	(142)	(78)
Total incurred	17,242	12,678	8,995

Paid related to:
Current year	15,279	11,122	7,975
Prior years	1,467	945	723
Total paid	16,746	12,067	8,698

Balance, December 31,	$2,298	$1,723	$1,112

Days in claims payable [1]	44.3	44.2	42.4
________________________

[1]	Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider.  As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year.  We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2015 will be known by the end of 2016.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $47 million, $26 million and $0 million of the “Incurred related to: Prior period” was recorded as a reduction to premium revenues in 2015, 2014 and 2013, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. At December 31, 2015, we had $842 million of goodwill and $155 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technology	5 years

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

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors. The fair value of all reporting units with material amounts of goodwill was substantially in excess of the carrying value as of our annual impairment testing date, with the exception of reporting units that were recently acquired without excess fair value on the acquisition date.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2015, we had short term investments of $176 million and long term investments of $2,042 million, including restricted deposits of $115 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2015, the fair value of our fixed income investments would decrease by approximately $55 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $750 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $750 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2015, the fair value of our debt would decrease by approximately $31 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 22, 2016

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,760	$1,610
Premium and related receivables	1,279	912
Short term investments	176	177
Other current assets	390	252
Total current assets	3,605	2,951
Long term investments	1,927	1,280
Restricted deposits	115	100
Property, software and equipment, net	518	445
Goodwill	842	754
Intangible assets, net	155	120
Other long term assets	177	174
Total assets	$7,339	$5,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$2,298	$1,723
Accounts payable and accrued expenses	976	768
Return of premium payable	207	236
Unearned revenue	143	168
Current portion of long term debt	5	5
Total current liabilities	3,629	2,900
Long term debt	1,216	874
Other long term liabilities	170	159
Total liabilities	5,015	3,933
Commitments and contingencies
Redeemable noncontrolling interest	156	148
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; authorized 400,000,000 shares; 126,855,477 issued and 120,342,981 outstanding at December 31, 2015, and 124,274,864 issued and 118,433,416 outstanding at December 31, 2014	—	—
Additional paid-in capital	956	840
Accumulated other comprehensive loss	(10)	(1)
Retained earnings	1,358	1,003
Treasury stock, at cost (6,512,496 and 5,841,448 shares, respectively)	(147)	(98)
Total Centene stockholders’ equity	2,157	1,744
Noncontrolling interest	11	(1)
Total stockholders’ equity	2,168	1,743
Total liabilities and stockholders’ equity	$7,339	$5,824
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Premium	$19,389	$14,198	$10,153
Service	1,876	1,469	373
Premium and service revenues	21,265	15,667	10,526
Premium tax and health insurer fee	1,495	893	337
Total revenues	22,760	16,560	10,863
Expenses:
Medical costs	17,242	12,678	8,995
Cost of services	1,621	1,280	327
General and administrative expenses	1,826	1,314	931
Premium tax expense	1,151	698	333
Health insurer fee expense	215	126	—
Total operating expenses	22,055	16,096	10,586
Earnings from operations	705	464	277
Other income (expense):
Investment and other income	35	28	19
Interest expense	(43)	(35)	(27)
Earnings from continuing operations, before income tax expense	697	457	269
Income tax expense	339	196	107
Earnings from continuing operations, net of income tax expense	358	261	162
Discontinued operations, net of income tax expense (benefit) of $(1), $1, and $2, respectively	(1)	3	4
Net earnings	357	264	166
(Earnings) loss attributable to noncontrolling interests	(2)	7	(1)
Net earnings attributable to Centene Corporation	$355	$271	$165

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$356	$268	$161
Discontinued operations, net of income tax expense (benefit)	(1)	3	4
Net earnings	$355	$271	$165

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.99	$2.30	$1.49
Discontinued operations	(0.01)	0.03	0.03
Basic earnings per common share	$2.98	$2.33	$1.52

Diluted:
Continuing operations	$2.89	$2.23	$1.43
Discontinued operations	(0.01)	0.02	0.04
Diluted earnings per common share	$2.88	$2.25	$1.47

Weighted average number of common shares outstanding:
Basic	119,100,744	116,345,764	108,253,090
Diluted	123,066,370	120,360,212	112,494,346

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings	$357	$264	$166
Reclassification adjustment, net of tax	—	—	(1)
Change in unrealized gain (loss) on investments, net of tax	(4)	3	(7)
Foreign currency translation adjustments, net of tax	(5)	(1)	—
Other comprehensive earnings (loss)	(9)	2	(8)
Comprehensive earnings	348	266	158
Comprehensive (earnings) loss attributable to the noncontrolling interest	(2)	7	(1)
Comprehensive earnings attributable to Centene Corporation	$346	$273	$157

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2012	110,678,320	$—	$451	$5	$567	6,019,824	$(70)	$1	$954
Net earnings	—	—	—	—	165	—	—	1	166
Other comprehensive earnings (loss), net of $(4) tax	—	—	—	(8)	—	—	—	—	(8)
Common stock issued for acquisition	3,433,380	—	75	—	—	—	—	—	75
Common stock issued for stock offering	685,280	—	15	—	—	—	—	—	15
Common stock issued for employee benefit plans	2,549,450	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	688,128	(19)	—	(19)
Stock compensation expense	—	—	37	—	—	—	—	—	37
Excess tax benefits from stock compensation	—	—	6	—	—	—	—	—	6
Contribution from noncontrolling interest	—	—	—	—	—	—	—	7	7
Balance, December 31, 2013	117,346,430	$—	$594	$(3)	$732	6,707,952	$(89)	$9	$1,243
Net earnings (loss)	—	—	—	—	271	—	—	(1)	270
Other comprehensive earnings, net of $1 tax	—	—	—	2	—	—	—	—	2
Common stock issued for acquisitions	4,486,434	—	170	—	—	(1,492,738)	20	—	190
Common stock issued for employee benefit plans	2,442,000	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	626,234	(29)	—	(29)
Stock compensation expense	—	—	48	—	—	—	—	—	48
Excess tax benefits from stock compensation	—	—	19	—	—	—	—	—	19
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Balance, December 31, 2014	124,274,864	$—	$840	$(1)	$1,003	5,841,448	$(98)	$(1)	$1,743
Net earnings	—	—	—	—	355	—	—	—	355
Other comprehensive earnings (loss), net of $3 tax	—	—	—	(9)	—	—	—	—	(9)
Common stock issued for acquisitions	—	—	8	—	—	(247,580)	4	—	12
Common stock issued for employee benefit plans	2,580,613	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	918,628	(53)	—	(53)
Stock compensation expense	—	—	71	—	—	—	—	—	71
Excess tax benefits from stock compensation	—	—	25	—	—	—	—	—	25
Contribution from noncontrolling interest	—	—	—	—	—	—	—	11	11
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, December 31, 2015	126,855,477	$—	$956	$(10)	$1,358	6,512,496	$(147)	$11	$2,168

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$357	$264	$166
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	111	89	67
Stock compensation expense	71	48	37
Deferred income taxes	(17)	(42)	(2)
Gain on contingent consideration	(44)	—	—
Goodwill and intangible adjustment	38	—	—
Changes in assets and liabilities
Premium and related receivables	(360)	(463)	(143)
Other current assets	(96)	(5)	(80)
Other assets	(9)	(8)	(1)
Medical claims liabilities	536	609	172
Unearned revenue	(27)	129	3
Accounts payable and accrued expenses	39	506	152
Other long term liabilities	51	89	8
Other operating activities	8	7	3
Net cash provided by operating activities	658	1,223	382
Cash flows from investing activities:
Capital expenditures	(150)	(103)	(68)
Purchases of investments	(1,321)	(1,015)	(790)
Sales and maturities of investments	669	406	579
Proceeds from asset sale	7	—	—
Investments in acquisitions, net of cash acquired	(18)	(136)	(63)
Net cash used in investing activities	(813)	(848)	(342)
Cash flows from financing activities:
Proceeds from exercise of stock options	13	8	9
Proceeds from borrowings	1,925	1,875	180
Proceeds from stock offering	—	—	15
Payment of long term debt	(1,583)	(1,674)	(41)
Excess tax benefits from stock compensation	25	19	6
Common stock repurchases	(53)	(29)	(19)
Contribution from noncontrolling interest	11	6	8
Debt issue costs	(4)	(7)	(4)
Payment of contingent consideration obligation	(29)	—	—
Net cash provided by financing activities	305	198	154
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—
Net increase in cash and cash equivalents	150	572	194
Cash and cash equivalents, beginning of period	1,610	1,038	844
Cash and cash equivalents, end of period	$1,760	$1,610	$1,038
Supplemental disclosures of cash flow information:
Interest paid	$55	$40	$30
Income taxes paid	$328	$237	$85
Equity issued in connection with acquisitions	$12	$190	$75

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

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share and per share information presented in this Form 10-K has been adjusted for the two-for-one stock split.

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

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

The Company uses the equity method to account for its investments in entities that it does not control but has the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value adjusted for the Company's proportionate share of earnings or losses.

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technology	5 years

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

Risk Adjustment

The permanent risk adjustment program established by the ACA transfers funds from qualified individual and small group insurance plans with below average risk scores to those plans with above average risk scores within each state. The Company estimates the receivable or payable under the risk adjustment program based on its estimated risk score compared to the state average risk score. The Company may record a receivable or payable as an adjustment to Premium revenue to reflect the year to date impact of the risk adjustment based on its best estimate. The Company expects to refine its estimate as new information becomes available. As of December 31, 2015, the Company recorded a payable of $108 million associated with risk adjustment, and $44 million at December 31, 2014.

Reinsurance

The ACA established a transitional three-year reinsurance program whereby the Company’s claims costs incurred for qualified members will be reimbursed when they exceed a specific threshold. For the 2015 benefit year, qualified member claims that exceeded $45,000 entitled the Company to reimbursement from the programs at 50% coinsurance. The Company accounts for reinsurance recoveries as a reduction of Medical Costs based on each individual case that exceeds the reinsurance threshold established by the program. As of December 31, 2015, the Company recorded a receivable of $24 million associated with reinsurance, and $11 million at December 31, 2014.

Risk Corridor

The temporary, three-year risk corridor program established by the ACA applies to qualified individual and small group health plans operating both inside and outside of the Health Insurance Marketplace. The risk corridor program limits the Company’s gains and losses in the Health Insurance Marketplace by comparing certain medical and administrative costs to a target amount and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from the federal government. The Company records a risk corridor receivable or payable as an adjustment to Premium Revenue on a year to date basis based on where its estimated annual costs fall within the risk corridor range. As of December 31, 2015, the Company recorded a payable of $4 million associated with risk corridor, and $9 million at December 31, 2014.

Minimum Medical Loss Ratio

Additionally, the ACA established a minimum annual medical loss ratio for the Health Insurance Marketplace. Each of the three R programs described above are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to Premium revenue to meet the minimum medical loss ratio. As of December 31, 2015, the Company recorded a payable of $15 million associated with minimum medical loss ratio, and $6 million at December 31, 2014.

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

	2015	2014	2013
Allowances, beginning of year	$5	$1	$1
Amounts charged to expense	12	8	3
Write-offs of uncollectible receivables	(7)	(4)	(3)
Allowances, end of year	$10	$5	$1

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The current contracts expire on various dates between April 30, 2016 and June 30, 2019. States where the aggregate annual contract value exceeded 10% of total annual revenues included Texas, where the percentage of the Company's total revenue was 22%, 25% and 37% for the years ended December 31, 2015, 2014, and 2013, respectively, and Florida where the percentage of the Company's total revenue was 14% for the years ended December 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The new standards simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. It is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company elected to adopt this guidance in the current fiscal year and applied the new standard retrospectively to all prior periods. The reclassification of deferred tax assets and deferred tax liabilities impacted the Consolidated Balance Sheets by decreasing Other Current Assets and increasing Other Long Term Assets by $102 million and $83 million at December 31, 2015 and December 31, 2014. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

In September 2015, the FASB issued an ASU which simplifies the accounting for measurement-period adjustments in business combinations. The new standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. Additionally, the acquirer must disclose the portion of the amount that would have been recorded in previous reporting periods. It is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company elected to adopt this guidance in the current fiscal year.

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

In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the new standard, debt issuance costs are presented in the balance sheet as a direct deduction of the related debt liability rather than as an asset. Amortization of the cost is reported as interest expense. The new standard is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The Company elected to adopt this guidance beginning in the first quarter of 2015 and has applied the new standard retrospectively to all prior periods. The reclassification of debt issuance costs impacted the Consolidated Balance Sheets by decreasing both Other Long Term Assets and Long Term Debt by $14 million at December 31, 2015 and December 31, 2014. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new effective date is for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect of the new revenue recognition guidance.

The Company has determined that there are no other recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations and cash flows.

3. Health Net Merger

On July 2, 2015, the Company announced that the Company and two direct, newly formed subsidiaries of the Company had entered into a definitive merger agreement with Health Net, Inc. (Health Net) under which the Company will acquire all of the issued and outstanding shares of Health Net. Under the terms of the agreement, at the closing of the transaction, Health Net stockholders (with limited exceptions) would receive 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash for each share of Health Net common stock. The transaction is valued at approximately $5.5 billion (based on the Centene closing stock price on February 17, 2016), including the assumption of debt.

The transaction is expected to close in early 2016 and is subject to approvals by relevant state insurance and healthcare regulators and other customary closing conditions. In August 2015, the Company announced the early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In October 2015, the Company and Health Net announced the transaction was approved by both the Centene and Health Net stockholders. The Company expects to fund the cash portion of the acquisition through a combination of the debt financing completed in February 2016, borrowings on the Company's revolving credit facility and existing cash on hand.

4. Acquisitions and Noncontrolling Interest

Acquisitions

Agate Resources, Inc. In September 2015, the Company completed the acquisition of Agate Resources, Inc. (Agate) for $109 million. Agate is a diversified holding company that offers primarily Medicaid and other healthcare products and services to Oregon residents. The fair value of consideration of $109 million consists of initial cash consideration of $93 million, the present value of future cash payments of $7 million to be paid out over a three year period, and the fair value of estimated contingent consideration of $9 million. A portion of the contingent consideration is based on the achievement of underwriting targets and will be paid in cash over a three year period; the remainder is based on the net proceeds of a retrospective rate adjustment to be settled in 2016.

The Company's preliminary allocation of fair value resulted in goodwill of $48 million and other identifiable intangible assets of $39 million. The Company has not finalized the allocation of the fair value of assets and liabilities. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

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

Fidelis SecureCare of Michigan, Inc. In May 2015, the Company acquired 100% of Fidelis SecureCare of Michigan, Inc. (Fidelis) a subsidiary of Concerto Healthcare. Fidelis was previously selected by the Michigan Department of Community Health to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties. The fair value of consideration of $57 million consisted of initial cash consideration of $7 million and the fair value of estimated contingent consideration of $50 million. The contingent consideration is based on duals membership and revenue per member during the first year of the contract (July 2015 - June 2016), including reconciliation payments settled over a two year period. The contingent consideration fair value is estimated based on expected membership during the first year of the contract as well as estimated revenue per member reflecting both member mix and risk adjustment. The Company's allocation of fair value resulted in goodwill of $29 million and other identifiable intangible assets of $23 million. 100% of the goodwill is deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

During 2015, the Company experienced higher than anticipated opt-out rates and member attrition in the dual demonstration program, resulting in lower than expected membership and lower blended premium rates. As a result, the fair value of estimated contingent consideration was reduced from $50 million to $16 million, and the Company recorded a gain of $34 million in general and administrative expenses. In connection with the lower membership and revenue outlook, the Company conducted an impairment analysis of the identifiable intangible assets and goodwill, resulting in a reduction of goodwill and intangible assets of $38 million which was recorded in general and administrative expenses. At December 31, 2015, the Company had goodwill of $11 million and other identifiable intangible assets of $1 million, net of $2 million of amortization, remaining on the balance sheet.

LiveHealthier, Inc. In January 2015, the Company acquired the remaining 79% of LiveHealthier, Inc. (LiveHealthier) for $28 million , bringing its total ownership to 100%. LiveHealthier is a provider of technology and service-based health management solutions. The fair value of consideration of $28 million consists of cash paid of $11 million, Centene common stock issued at closing of $13 million, and the fair value of estimated contingent consideration of $4 million to be paid in cash over a three year period. The contingent consideration will not exceed $9 million.

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

Upon closing, the Company executed letters of credit for $52 million (valued at the December 31, 2015 conversion rate), or €48 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt. Refer to Note 11, Debt for outstanding balance as of December 31, 2015.

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

Noncontrolling Interest

The Company has consolidated subsidiaries where it maintains less than 100% ownership.  The Company’s ownership interest for each subsidiary as of December 31, are as follows:

	2015	2014	2013
Celtic Insurance Company	75%	100%	100%
Centurion	51%	51%	51%
Home State Health Plan	95%	95%	95%
U.S. Medical Management	68%	68%	—

Net income attributable to Centene Corporation and transfers from (to) noncontrolling interest entities are as follows ($ in millions):

	Year Ended December 31,
	2015	2014	2013
Net earnings attributable to Centene Corporation	$356	$268	$161
Transfers from (to) the noncontrolling interest:
Increase in equity for distributions from and consolidation of noncontrolling interest	11	—	7
Reclassification to redeemable noncontrolling interest	1	(9)	—
Net transfers from (to) noncontrolling interest	12	(9)	7
Changes from net earnings attributable to Centene Corporation and net transfers from (to) the noncontrolling interest	$368	$259	$168

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

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows ($ in millions):

Balance, December 31, 2014	$148
Fair value of noncontrolling interest sold	7
Reclassification to redeemable noncontrolling interest	(1)
Net earnings attributable to noncontrolling interest	2
Balance, December 31, 2015	$156

Ownership changes are described in more detail below.

Celtic Insurance Company In January 2015, the Company sold 25% of its ownership in Celtic Insurance Company for $7 million. No gain or loss was recognized on the sale of the ownership interest. Celtic Insurance Company is included in the Managed Care segment. In connection with the sale of the ownership interest, the Company entered into a put agreement with the noncontrolling interest holder, allowing the noncontrolling interest holder to put its interest back to the Company beginning in 2022. As a result of put option agreements, the noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the consolidated balance sheets.

Pro forma disclosures related to the acquisitions have been excluded as immaterial.

5. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$431	$—	$(2)	$429	$393	$1	$(2)	$392
Corporate securities	859	2	(8)	853	556	2	(2)	556
Restricted certificates of deposit	5	—	—	5	6	—	—	6
Restricted cash equivalents	78	—	—	78	79	—	—	79
Municipal securities	496	2	(1)	497	174	1	—	175
Asset backed securities	163	—	(1)	162	180	—	—	180
Residential mortgage backed securities	66	1	—	67	84	1	—	85
Commercial mortgage backed securities	40	—	—	40	—	—	—	—
Cost and equity method investments	71	—	—	71	68	—	—	68
Life insurance contracts	16	—	—	16	16	—	—	16
Total	$2,225	$5	$(12)	$2,218	$1,556	$5	$(4)	$1,557

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies.  The Company's mortgage backed securities are issued by the Federal National Mortgage Association and carry guarantees by the U.S. government. As of December 31, 2015, 99% of the Company’s investments in rated securities carry an investment grade rating by S&P or Moody’s.  At December 31, 2015, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2015				December 31, 2014
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(2)	$294	$—	$14	$—	$72	$(2)	$180
Corporate securities	(6)	561	(2)	41	(2)	311	—	1
Municipal securities	(1)	208	—	5	—	20	—	7
Asset backed securities	(1)	121	—	8	—	70	—	10
Residential Mortgage backed securities	—	30	—	—	—	18	—	—
Commercial mortgage backed securities	—	34	—	—	—	—	—	—
Total	$(10)	$1,248	$(2)	$68	$(2)	$491	$(2)	$198

As of December 31, 2015, the gross unrealized losses were generated from 429 positions out of a total of 733 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

During the year ended December 31, 2015, the company recognized $8 million of income from equity method investments.

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	December 31, 2015				December 31, 2014
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$176	$176	$93	$93	$176	$177	$92	$92
One year through five years	1,662	1,654	22	22	1,121	1,121	8	8
Five years through ten years	267	268	—	—	121	120	—	—
Greater than ten years	5	5	—	—	38	39	—	—
Total	$2,110	$2,103	$115	$115	$1,456	$1,457	$100	$100

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

The following table summarizes fair value measurements by level at December 31, 2015, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,760	$—	$—	$1,760
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$325	$72	$—	$397
Corporate securities	—	853	—	853
Municipal securities	—	497	—	497
Asset backed securities	—	162	—	162
Residential mortgage backed securities	—	67	—	67
Commercial mortgage backed securities	—	40	—	40
Total investments	$325	$1,691	$—	$2,016
Restricted deposits available for sale:
Cash and cash equivalents	$78	$—	$—	$78
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	32	—	—	32
Total restricted deposits	$115	$—	$—	$115
Other long term assets:
Interest rate swap agreements	$—	$11	$—	$11
Total assets at fair value	$2,200	$1,702	$—	$3,902

Liabilities
Other long term liabilities:
Interest rate swap agreements	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2

The following table summarizes fair value measurements by level at December 31, 2014, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,610	$—	$—	$1,610
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$360	$17	$—	$377
Corporate securities	—	556	—	556
Municipal securities	—	175	—	175
Asset backed securities	—	180	—	180
Residential mortgage backed securities	—	85	—	85
Commercial mortgage backed securities	—	—	—	—
Total investments	$360	$1,013	$—	$1,373
Restricted deposits available for sale:
Cash and cash equivalents	$79	$—	$—	$79
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	15	—	—	15
Total restricted deposits	$100	$—	$—	$100
Other long term assets:
Interest rate swap agreements	$—	$11	$—	$11
Total assets at fair value	$2,070	$1,024	$—	$3,094

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At December 31, 2015, there were $53 million of transfers from Level I to Level II and no transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $87 million and $84 million as of December 31, 2015 and December 31, 2014, respectively.

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2015	2014
Computer software	$237	$198
Building	223	208
Land	104	87
Computer hardware	105	88
Furniture and office equipment	92	70
Leasehold improvements	108	82
	869	733
Less accumulated depreciation	(351)	(288)
Property, software and equipment, net	$518	$445

As of December 31, 2015 and 2014, the Company had assets acquired under capital leases included above of $6 million and $7 million, net of accumulated amortization of $4 million and $3 million, respectively. Amortization on assets under capital leases charged to expense is included in depreciation expense. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $78 million, $65 million and $52 million, respectively.

8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2013	$151	$197	$348
Acquisition	125	281	406
Balance as of December 31, 2014	276	478	754
Acquisition	103	3	106
Impairment	(18)	—	(18)
Balance as of December 31, 2015	$361	$481	$842

Goodwill acquisitions were related to the acquisitions and finalization of fair value allocations discussed in Note 4, Acquisitions and Noncontrolling Interest.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2015	2014	2015	2014
Purchased contract rights	$71	$28	8.8	7.5
Provider contracts	103	103	11.1	11.1
Customer relationships	26	15	8.1	7.1
Trade names	12	17	7.3	13.1
Developed technology	5	—	5.0	—
Intangible assets	217	163	9.8	10.3
Less accumulated amortization:
Purchased contract rights	(21)	(14)
Provider contracts	(24)	(14)
Customer relationships	(14)	(12)
Trade names	(2)	(3)
Developed technology	(1)	—
Total accumulated amortization	(62)	(43)
Intangible assets, net	$155	$120

Amortization expense was $24 million, $16 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2016	$22
2017	19
2018	18
2019	18
2020	16

9. Medical Claims Liability

The change in medical claims liability is summarized as follows ($ in millions):

	Year Ended December 31,
	2015	2014	2013
Balance, January 1,	$1,723	$1,112	$815
Acquisitions	79	—	—
Incurred related to:
Current year	17,471	12,820	9,073
Prior years	(229)	(142)	(78)
Total incurred	17,242	12,678	8,995

Paid related to:
Current year	15,279	11,122	7,975
Prior years	1,467	945	723
Total paid	16,746	12,067	8,698

Balance, December 31,	$2,298	$1,723	$1,112

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $47 million, $26 million, and $0 million of the “Incurred related to: Prior period” was recorded as a reduction to premium revenues in 2015, 2014 and 2013, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates.  While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

The Company had reinsurance recoverables related to medical claims liability of $31 million and $22 million at December 31, 2015 and 2014, respectively, included in premium and related receivables.

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

In June 2015, CMS released final results on reinsurance and risk-adjustment for the 2014 plan year. In September 2015, the results on risk corridor and the minimum medical loss ratio were finalized for the 2014 plan year. These final results had an insignificant impact to the Company for the 2014 plan year.

The Company's receivables (payables) for each of these programs are as follows at each year ended ($ in millions):

	December 31, 2015	December 31, 2014
Risk adjustment	$(108)	$(44)
Reinsurance	24	11
Risk corridor	(4)	(9)
Minimum medical loss ratio	(15)	(6)

11. Debt

Debt consists of the following ($ in millions):

	December 31, 2015	December 31, 2014
$425 million 5.75% Senior notes, due June 1, 2017	$428	$429
$500 million 4.75% Senior notes, due May 15, 2022	500	300
Fair value of interest rate swap agreements	9	11
Senior notes	937	740
Revolving credit agreement	225	75
Mortgage notes payable	67	70
Capital leases	6	8
Debt issuance costs	(14)	(14)
Total debt	1,221	879
Less current portion	(5)	(5)
Long term debt	$1,216	$874

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

In April 2014, the Company issued $300 million of 4.75% Senior Notes due May 15, 2022 ($300 Million Notes) at par. In connection with the April 2014 issuance, the Company entered into interest rate swap agreements for a notional amount of $300 million. Gains and losses due to changes in the fair value of the interest rate swap agreements offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $300 Million Notes.

The indentures governing both the $425 million and the $500 million notes contain non-financial and financial covenants, including requirements of a minimum fixed charge coverage ratio.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $750 million of notional amount of interest rate swap agreements consisting of $250 million which are scheduled to expire on June 1, 2017 and $500 million that are scheduled to expire May 15, 2022. Under the Swap Agreements, the Company receives a fixed rate of interest and pays a variable rate of the three month LIBOR plus an average 2.85% adjusted quarterly. At December 31, 2015, the weighted average rate was 3.22%.

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

The fair values of the Swap Agreements as of December 31, 2015 were assets of $11 million and liabilities of $2 million, and are included in other long term assets and other long term liabilities, respectively in the Consolidated Balance Sheet. The fair value of the Swap Agreements as of December 31, 2014 were assets of $11 million and are included in other long term assets in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

Revolving Credit Agreement

The Company has an unsecured $500 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of June 1, 2018, provided it will mature 90 days prior to the maturity date of the Company's 5.75% Senior Notes due 2017 if such notes are not refinanced (or extended), certain financial conditions are not met, or the Company does not carry $100 million of unrestricted cash. As of December 31, 2015, the Company had $225 million of borrowings outstanding under the agreement with a weighted average interest rate of 2.05%.

The agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios, maximum debt-to-EBITDA ratios and minimum tangible net worth. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0. As of December 31, 2015, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $67 million at December 31, 2015 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $151 million at December 31, 2015.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $47 million as of December 31, 2015, which were not part of the revolving credit facility.  As discussed in Note 4, Acquisitions and Noncontrolling Interest, the Company also had letters of credit for $50 million (valued at December 31, 2015 conversion rate), or €46 million, representing its proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.55% as of December 31, 2015. The Company had outstanding surety bonds of $305 million as of December 31, 2015.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2016	$5
2017	429
2018	228
2019	4
2020	4
Thereafter	553
Total	$1,223

The fair value of outstanding debt was approximately $1,239 million and $901 million at December 31, 2015 and 2014, respectively.

12. Stockholders' Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2015, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 8,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 3,335,448 available shares remaining under the program for repurchases as of December 31, 2015. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2015, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy minimum statutory tax withholding obligations. As part of this plan, the Company repurchased 918,628 shares at an aggregate cost of $53 million in 2015 and 626,234 shares at an aggregate cost of $29 million in 2014. These shares are included in the Company's treasury stock.

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

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2015 and 2014, Centene's subsidiaries, including Kentucky Spirit Health Plan, had aggregate statutory capital and surplus of $2,284 million and $1,699 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $1,195 million and $851 million, respectively.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2015	2014	2013
Current provision:
Federal	$332	$225	$121
State and local	26	13	6
Total current provision	358	238	127
Deferred provision	(19)	(42)	(20)
Total provision for income taxes	$339	$196	$107

The reconciliation of the tax provision at the U.S. Federal Statutory Rate to the provision for income taxes for the years ended December 31 is as follows ($ in millions):

	2015	2014	2013
Earnings from continuing operations, before income tax expense	$697	$457	$269
(Earnings) loss attributable to flow through noncontrolling interest	1	4	(1)
Earnings from continuing operations, less noncontrolling interest, before income tax expense	698	461	268

Tax provision at the U.S. federal statutory rate	244	162	94
State income taxes, net of federal income tax benefit	15	6	3
Nondeductible compensation	2	1	12
Benefit from reversal of prior years impact of 162(m)(6) regulations	—	(14)	—
ACA Health Insurer Fee	75	44	—
Other, net	3	(3)	(2)
Income tax expense	$339	$196	$107

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2015	2014
Deferred tax assets:
Medical claims liability	$27	$27
Accrued expenses	9	11
Net operating loss carryforward	20	21
Compensation accruals	73	53
Acquisition costs	10	—
Premium and related receivables	34	35
Other	18	9
Deferred tax assets	191	156
Valuation allowance	(11)	(12)
Net deferred tax assets	$180	$144

Deferred tax liabilities:
Intangible assets	$46	$25
Prepaid assets	8	6
Depreciation and amortization	31	26
Investments in partnerships	7	—
Other	1	4
Deferred tax liabilities	93	61

Net deferred tax assets	$87	$83

The Company's deferred tax assets include federal and state net operating losses, or NOLs. Accordingly, the total and annual deduction for those NOLs is limited by tax law. Federal and State NOLs of $6 million were all acquired in business combinations. The Company's federal NOLs expire between the years 2020 and 2033 and the state NOLs expire between the years 2016 and 2035. Valuation allowances are recorded for those NOLs the Company believes are more likely than not to expire unused. During 2015 and 2014, the Company recorded valuation allowance additions in the tax provision of $1 million and $5 million, respectively. The Company recorded valuation allowance reductions of $2 million and $1 million during the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company maintained reserves for uncertain tax positions that may be challenged by a tax authority of $4 million. The unrecognized federal tax benefits are related to returns open from 2012 to 2015. The Company files in numerous state jurisdictions with varying statutes of limitation. The unrecognized state tax benefits are related to returns open from 2010 to 2015.

In September 2014, the Internal Revenue Service issued final regulations related to the compensation deduction limitation applicable to certain health insurance issuers.  The new regulations provided additional information regarding the definition of a health insurance issuer. Based on the final regulations, the Company believes it is not subject to the compensation deduction limitation.  As a result of this change in regulation, tax benefits of $14 million related to 2013 were recorded during the 2014 period.

As of December 31, 2015, the Company had $8 million of undistributed earnings from non-U.S. subsidiaries that are intended to be reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. The amount of U.S. tax that would be payable on the eventual remittance of such earnings is not material to the Company’s financial statements.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 2,528,371 shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and 1 to 10 years for restricted stock or restricted stock unit awards. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $71 million, $48 million and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $24 million, $17 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Option activity for the year ended December 31, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ in millions)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2014	1,267,066	$12.18
Granted	—	—
Exercised	(588,658)	12.52
Forfeited	(1,000)	12.39
Outstanding as of December 31, 2015	677,408	$11.88	$37	2.0

Exercisable as of December 31, 2015	670,740	$11.78	$36	2.0

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015 (1)	2014 (1)	2013
Expected life (in years)	—	—	5.1
Risk-free interest rate	—	—	0.8%
Expected volatility	—	—	48.1%
Expected dividend yield	—	—	—

(1) No options were awarded in the years ended December 31, 2015 and 2014.

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

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2015 (1)	2014 (1)	2013
Weighted-average fair value of options granted	$—	$—	$9.52
Total intrinsic value of stock options exercised ($ in millions)	$28	$17	$13

(1) No options were awarded in the years ended December 31, 2015 and 2014.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2014	4,350,014	$36.86
Granted	1,795,359	58.38
Vested	(1,906,900)	31.81
Forfeited	(116,470)	34.10
Non-vested balance as of December 31, 2015	4,122,003	$48.65

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2015, 2014 and 2013, was $112 million, $82 million and $49 million, respectively.

As of December 31, 2015, there was $191 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.3 years.

The Company maintains an employee stock purchase plan and has issued 86,819 shares, 76,088 shares, and 84,168 shares in 2015, 2014 and 2013, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $19 million, $12 million and $9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $64 million, $46 million and $31 million for the years ended December 31, 2015, 2014 and 2013, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows ($ in millions):

2016	$58
2017	59
2018	50
2019	45
2020	33
Thereafter	70
$315

18. Contingencies
On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believes it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. The Commonwealth has alleged that Kentucky Spirit's exit constitutes a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. The Commonwealth's attorneys have asserted that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages, and filed a lawsuit in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.

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

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet (FAC), Kentucky Spirit contested CHFS' jurisdiction to make such a determination. The FAC did not issue a decision within the required 120 days. On August 13, 2015, Kentucky Spirit filed a declaratory judgment action against the Commonwealth in Franklin Circuit Court seeking a declaration that the Commonwealth may not purport to issue a decision against Kentucky Spirit awarding damages to itself when the matter is already before the Kentucky courts, and that the Commonwealth has waived its claims against Kentucky Spirit for damages arising out of the contract. The Commonwealth filed counterclaims seeking a Declaration of Rights and Entry of Judgment on its determination letter. On December 1, 2015 the Franklin Circuit Court consolidated this declaratory judgment action with Kentucky Spirit’s other litigation claims against the Commonwealth. On December 15, 2015, the Franklin Circuit Court denied Kentucky Spirit’s motion to dismiss the Commonwealth’s counterclaim for Declaration of Rights and Entry of Judgment. Discovery is proceeding in the consolidated litigation matters.

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of December 31, 2015.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except per share data):

	2015	2014	2013
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$356	$268	$161
Discontinued operations, net of tax	(1)	3	4
Net earnings	$355	$271	$165

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	119,100,744	116,345,764	108,253,090
Common stock equivalents (as determined by applying the treasury stock method)	3,965,626	4,014,448	4,241,256
Weighted average number of common shares and potential dilutive common shares outstanding	123,066,370	120,360,212	112,494,346

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$2.99	$2.30	$1.49
Discontinued operations	(0.01)	0.03	0.03
Basic earnings per common share	$2.98	$2.33	$1.52

Diluted:
Continuing operations	$2.89	$2.23	$1.43
Discontinued operations	(0.01)	0.02	0.04
Diluted earnings per common share	$2.88	$2.25	$1.47

The calculation of diluted earnings per common share for 2015, 2014 and 2013 excludes the impact of 7,247 shares, 207,980 shares and 187,078 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information as of and for the year ended December 31, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$19,054	$2,211	$—	$21,265
Premium and service revenues from internal customers	100	4,864	(4,964)	—
Total premium and service revenues	19,154	7,075	(4,964)	21,265
Earnings from operations	513	192	—	705
Total assets	6,202	1,137	—	7,339

Segment information as of and for the year ended December 31, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$13,886	$1,781	$—	$15,667
Premium and service revenues from internal customers	60	3,019	(3,079)	—
Total premium and service revenues	13,946	4,800	(3,079)	15,667
Earnings from operations	353	111	—	464
Total assets	4,706	1,118	—	5,824

Segment information as of and for the year ended December 31, 2013, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Premium and service revenues from external customers	$9,741	$785	$—	$10,526
Premium and service revenues from internal customers	41	2,147	(2,188)	—
Total premium and service revenues	9,782	2,932	(2,188)	10,526
Earnings from operations	198	79	—	277
Total assets	2,921	598	—	3,519

21. Quarterly Selected Financial Information
(In millions, except share data)
(Unaudited)

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$5,131	$5,506	$5,821	$6,302
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$64	$88	$92	$112
Discontinued operations, net of income tax expense (benefit)	(1)	—	1	(1)
Net earnings	$63	$88	$93	$111

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.54	$0.74	$0.77	$0.94
Discontinued operations	(0.01)	—	0.01	(0.01)
Basic earnings per common share	$0.53	$0.74	$0.78	$0.93

Diluted:
Continuing operations	$0.52	$0.72	$0.75	$0.91
Discontinued operations	(0.01)	—	0.01	(0.01)
Diluted earnings per common share	$0.51	$0.72	$0.76	$0.90

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$3,460	$4,023	$4,352	$4,725
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$34	$47	$81	$106
Discontinued operations, net of income tax expense (benefit)	(1)	2	1	1
Net earnings	$33	$49	$82	$107

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.30	$0.41	$0.69	$0.90
Discontinued operations	(0.01)	0.01	0.01	0.01
Basic earnings per common share	$0.29	$0.42	$0.70	$0.91

Diluted:
Continuing operations	$0.29	$0.39	$0.67	$0.87
Discontinued operations	(0.01)	0.02	0.01	0.01
Diluted earnings per common share	$0.28	$0.41	$0.68	$0.88

22. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4	$3
Short term investments, at fair value (amortized cost $5 and $8, respectively)	5	8
Other current assets	711	378
Total current assets	720	389
Long term investments, at fair value (amortized cost $6 and $10, respectively)	6	10
Investment in subsidiaries	2,749	2,296
Other long term assets	35	38
Total assets	$3,510	$2,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$13	$24
Long term debt	1,147	815
Other long term liabilities	26	3
Total liabilities	1,186	842

Redeemable noncontrolling interest	156	148

Stockholders' equity:
Common stock, $.001 par value; authorized 400,000,000 shares; 126,855,477 issued and 120,342,981 outstanding at December 31, 2015, and 124,274,864 issued and 118,433,416 outstanding at December 31, 2014	—	—
Additional paid-in capital	956	840
Accumulated other comprehensive loss	(10)	(1)
Retained earnings	1,358	1,003
Treasury stock, at cost (6,512,496 and 5,841,448 shares, respectively)	(147)	(98)
Total Centene stockholders' equity	2,157	1,744
Noncontrolling interest	11	(1)
Total stockholders' equity	2,168	1,743
Total liabilities and stockholders' equity	$3,510	$2,733

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except share data)

	Year Ended December 31,
	2015	2014	2013
Expenses:
General and administrative expenses	$9	$3	$4
Gain on contingent consideration	(44)	—	—
Other income (expense):
Investment and other income	(5)	1	1
Interest expense	(39)	(30)	(23)
Earnings (loss) before income taxes	(9)	(32)	(26)
Income tax benefit	(26)	(8)	(15)
Net earnings (loss) before equity in subsidiaries	17	(24)	(11)
Equity in earnings from subsidiaries	341	285	173
Net earnings	358	261	162
(Earnings) loss attributable to noncontrolling interests	(2)	7	(1)
Net earnings attributable to Centene	$356	$268	$161

Net earnings per share from continuing operations:
Basic earnings per common share	$2.99	$2.30	$1.49
Diluted earnings per common share	$2.89	$2.23	$1.43
Weighted average number of shares outstanding:
Basic	119,100,744	116,345,764	108,253,090
Diluted	123,066,370	120,360,212	112,494,346

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Cash provided by operating activities	$462	$317	$302
Cash flows from investing activities:
Net dividends from and capital contributions to subsidiaries	(660)	(384)	(417)
Purchase of investments	(17)	(32)	(12)
Sales and maturities of investments	9	14	10
Proceeds from asset sale	7	—	—
Acquisitions	(113)	(137)	(67)
Net cash used in investing activities	(774)	(539)	(486)
Cash flows from financing activities:
Proceeds from borrowings	1,925	1,875	180
Payment of long term debt	(1,575)	(1,650)	(30)
Proceeds from exercise of stock options	13	8	9
Proceeds from stock offering	—	—	15
Common stock repurchases	(53)	(29)	(20)
Debt issue costs	(4)	(7)	(3)
Payment of contingent consideration obligation	(29)	—	—
Contributions from noncontrolling interest	11	6	8
Excess tax benefits from stock compensation	25	19	6
Net cash provided by financing activities	313	222	165
Net increase (decrease) in cash and cash equivalents	1	—	(19)
Cash and cash equivalents, beginning of period	3	3	22
Cash and cash equivalents, end of period	$4	$3	$3

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

Due to our centralized cash management function, all cash flows generated by our unrestricted subsidiaries, including management fees, are transferred to the parent company, primarily to repay borrowings on the parent company's revolving credit facility. The parent company may also utilize the cash flow to make acquisitions, fund capital contributions to subsidiaries and fund its operations. During the years ended December 31, 2015, 2014 and 2013, cash flows received by the parent from unrestricted subsidiaries was $445 million, $341 million, and $313 million and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Note B - Dividends

During 2015, 2014 and 2013, the Registrant received dividends from its subsidiaries totaling $14 million, $54 million and $21 million, respectively.

Note C - Other Current Assets

The parent company's other current assets include $686 million and $359 million of federal and state income tax receivables as of December 31, 2015 and 2014, respectively, primarily due to tax sharing agreements with its subsidiaries.

23. Subsequent Events

In January 2016, the Company completed an approximate 19% investment in a data analytics business and as a result, issued 1.1 million shares of Centene common stock to the selling stockholders. The investment will be accounted for using the equity method of accounting.

In February 2016, a wholly owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,400 million of 5.625% Senior Notes ($1,400 million Notes) at par due 2021 and $1,000 million of 6.125% Senior Notes ($1,000 million Notes) at par due 2024. The Company intends to use the net proceeds of the offering, together with borrowings under the Company's $1,000 million revolving credit facility and cash on hand, to fund the cash consideration for the Health Net merger, to pay merger and offering related fees and expenses, and for general corporate purposes. The proceeds of the debt issuance will be held in escrow until the closing of the Health Net merger. If the Health Net merger is not consummated, the Escrow Issuer will be required to redeem each series of Notes at a redemption price equal to 100% of the principal amount of such series of Notes, plus accrued and unpaid interest to the redemption date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Centene Corporation:
We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 22, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Proposal One: Election of Directors”. This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Corporate Governance and Risk Management.”  These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2016 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2016 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2016 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Agreement and Plan of Merger, dated as of July 2, 2015, by and among Centene Corporation, Health Net, Inc. Chopin Merger Sub I, Inc., and Chopin Merger Sub II, Inc.		8-K	July 7, 2015	2.1

3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.1d		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	October 26, 2015	3.1

3.2		By-laws of Centene Corporation, as amended effective as of February 2, 2015		10-K	February 23, 2015	3.2

4.1		Indenture, dated May 27, 2011, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company's 5.75% Senior Notes due 2017 (including Form of Global Note as Exhibit A thereto)		8-K	May 27, 2011	4.1

4.2		Indenture, dated April 29, 2014, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto)		8-K	April 29, 2014	4.1

4.3		Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 5.625% Senior Notes due 2021 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.1

4.4		Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 6.125% Senior Notes due 2024 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.2

10.1	*	1998 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.10

10.2	*	1999 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.11

10.3	*	2000 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.12

10.4	*	2002 Employee Stock Purchase Plan, As Amended and Restated	X

10.5	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan		8-K	April 30, 2010	10.1

10.6	*	Amended and Restated 2012 Stock Incentive Plan		8-K	April 22, 2014	10.1

10.7	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.8	*	Centene Corporation Employee Deferred Compensation Plan		10-K	February 22, 2010	10.10

10.9	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.10	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.11	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.11a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.11b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.11c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.11d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.12	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.12a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.12b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.13	*	Form of Restricted Stock Unit Agreement	X

10.14	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.15	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.16	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.17	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.18	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.19	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #1	X

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #2	X

10.22	*	Form of Long-Term Incentive Plan Agreement		8-K	February 7, 2008	10.1

10.23		Credit Agreement dated as of May 21, 2013 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		8-K	May 22, 2013	10.1

10.23a	Amended No. 1 to Amended and Restated Credit Agreement dated as of July 15, 2014 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		10-Q	October 28, 2014	10.3

10.23b	Amended No. 2 to Amended and Restated Credit Agreement dated as of July 20, 2015 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC	X

10.24	Voting Agreement, dated as of July 2, 2015, by and between Centene Corporation and Jay M. Gellert		8-K	July 7, 2015	10.1

10.25	Registration Rights Agreement, dated February 11, 2016, by and among Centene Escrow Corporation, Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers, relating to the Company’s 5.625% Senior Notes due 2021		8-K	February 11, 2016	10.1

10.26	Registration Rights Agreement, dated February 11, 2016, by and among Centene Escrow Corporation, Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers, relating to the Company’s 6.125% Senior Notes due 2024		8-K	February 11, 2016	10.2

12.1	Computation of ratio of earnings to fixed charges	X

21	List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333-197213, 333-196037, 333-193205, 333-187741, 333-187652 and 333-209252) and on Form S-8 (File Numbers 333-197737, 333-180976, 333-108467, 333-90976, 333-83190)
X

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

101.1	XBRL Taxonomy Instance Document	X

101.2	XBRL Taxonomy Extension Schema Document	X

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.4	XBRL Taxonomy Extension Definition Linkbase Document	X

101.5	XBRL Taxonomy Extension Label Linkbase Document	X

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	X

1 SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant's SEC File No. was 000-33395). * Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2016.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 22, 2016.

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