Form 10-Q
period 2016-03-31
CENTENE CORP
filed 2016-04-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒

As of April 15, 2016, the registrant had 170,473,015 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, including those entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A. “Risk Factors.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	foreign currency fluctuations;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	reduction in provider payments by governmental payors;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our managed care contracts by federal or state governments (including but not limited to Medicaid, Medicare, and TRICARE);

•	the outcome of our pending legal proceedings;

•	availability of debt and equity financing, on terms that are favorable to us;

•	our ability to adequately price products on federally facilitated and state based Health Insurance Marketplaces;

•	changes in economic, political and market conditions;

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition of Health Net, Inc., will not be realized, or will not be realized within the expected time period; and

•	the risk that acquired businesses will not be integrated successfully.

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

Item 1A. “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. We disclaim any current intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Due to these important factors and risks, we cannot give assurances with respect to our future premium levels or our ability to control our future medical costs.

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

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this report as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently across periods. The Company uses the presented non-GAAP financial measures internally to allow management to focus on period-to-period changes in the Company's core business operations. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial information which excludes Health Net acquisition related expenses and intangible amortization allows investors to understand the Company's performance more consistently. The table below provides a reconciliation of non-GAAP items ($ in millions, except share data):

	Three Months Ended March 31,
	2016	2015

GAAP general and administrative expenses	$722	$396
Health Net acquisition related expenses	189	—
General and administrative expenses, excluding Health Net acquisition related expenses	$533	$396

GAAP diluted net earnings (loss) per share	$(0.13)	$0.52
Health Net acquisition related expenses	0.83	—
Amortization of acquired intangible assets	0.04	0.03
Adjusted Diluted EPS	$0.74	$0.55

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,436	$1,760
Premium and related receivables	2,529	1,279
Short term investments	269	176
Other current assets	1,317	390
Total current assets	7,551	3,605
Long term investments	3,973	1,927
Restricted deposits	143	115
Property, software and equipment, net	580	518
Goodwill	4,442	842
Intangible assets, net	1,646	155
Other long term assets	317	177
Total assets	$18,652	$7,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$3,863	$2,298
Accounts payable and accrued expenses	3,228	976
Return of premium payable	579	207
Unearned revenue	197	143
Current portion of long term debt	4	5
Total current liabilities	7,871	3,629
Long term debt	4,276	1,216
Other long term liabilities	1,052	170
Total liabilities	13,199	5,015
Commitments and contingencies
Redeemable noncontrolling interests	144	156
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized 400,000,000 shares; 175,952,159 issued and 170,449,444 outstanding at March 31, 2016, and 126,855,477 issued and 120,342,981 outstanding at December 31, 2015	—	—
Additional paid-in capital	4,084	956
Accumulated other comprehensive earnings (loss)	10	(10)
Retained earnings	1,341	1,358
Treasury stock, at cost (5,502,715 and 6,512,496 shares, respectively)	(138)	(147)
Total Centene stockholders’ equity	5,297	2,157
Noncontrolling interest	12	11
Total stockholders’ equity	5,309	2,168
Total liabilities and stockholders’ equity	$18,652	$7,339
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premium	$5,986	$4,299
Service	425	462
Premium and service revenues	6,411	4,761
Premium tax and health insurer fee	542	370
Total revenues	6,953	5,131
Expenses:
Medical costs	5,311	3,861
Cost of services	367	402
General and administrative expenses	722	396
Amortization of acquired intangible assets	9	7
Premium tax expense	450	281
Health insurer fee expense	74	55
Total operating expenses	6,933	5,002
Earnings from operations	20	129
Other income (expense):
Investment and other income	15	9
Interest expense	(33)	(10)
Earnings from continuing operations, before income tax expense	2	128
Income tax expense	17	63
Earnings (loss) from continuing operations, net of income tax expense	(15)	65
Discontinued operations, net of income tax	(1)	(1)
Net earnings (loss)	(16)	64
(Earnings) loss attributable to noncontrolling interests	(1)	(1)
Net earnings (loss) attributable to Centene Corporation	$(17)	$63

Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense	$(16)	$64
Discontinued operations, net of income tax	(1)	(1)
Net earnings (loss)	$(17)	$63

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$(0.13)	$0.54
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per common share	$(0.14)	$0.53

Diluted:
Continuing operations	$(0.13)	$0.52
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per common share	$(0.14)	$0.51

Weighted average number of common shares outstanding:
Basic	125,543,076	118,783,755
Diluted	125,543,076	122,572,366
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net earnings (loss)	$(16)	$64
Reclassification adjustment, net of tax	1	—
Change in unrealized gain on investments, net of tax	18	5
Foreign currency translation adjustments	1	(5)
Other comprehensive earnings	20	—
Comprehensive earnings	4	64
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	(1)
Comprehensive earnings attributable to Centene Corporation	$3	$63

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Three Months Ended March 31, 2016

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2015	126,855,477	$—	$956	$(10)	$1,358	6,512,496	$(147)	$11	$2,168
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(17)	—	—	1	(16)
Other comprehensive earnings, net of $13 tax	—	—	—	20	—	—	—	—	20
Common stock issued for acquisitions	48,218,310	—	3,074	—	—	(1,375,596)	31	—	3,105
Common stock issued for employee benefit plans	878,372	—	2	—	—	—	—	—	2
Common stock repurchases	—	—	—	—	—	365,815	(22)	—	(22)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Excess tax benefits from stock compensation	—	—	1	—	—	—	—	—	1
Balance, March 31, 2016	175,952,159	$—	$4,084	$10	$1,341	5,502,715	$(138)	$12	$5,309

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(16)	$64
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	35	27
Stock compensation expense	51	16
Deferred income taxes	(17)	(6)
Gain on contingent consideration	(1)	(10)
Changes in assets and liabilities
Premium and related receivables	(174)	(334)
Other current assets	(35)	(3)
Medical claims liabilities	196	227
Unearned revenue	(64)	(51)
Accounts payable and accrued expenses	35	58
Other long term liabilities	192	68
Other operating activities, net	(7)	(11)
Net cash provided by operating activities	195	45
Cash flows from investing activities:
Capital expenditures	(45)	(27)
Purchases of investments	(212)	(307)
Sales and maturities of investments	203	111
Investments in acquisitions, net of cash acquired	(782)	(9)
Other investing activities, net	—	7
Net cash used in investing activities	(836)	(225)
Cash flows from financing activities:
Proceeds from borrowings	3,790	500
Payment of long term debt	(1,388)	(253)
Common stock repurchases	(22)	(4)
Purchase of noncontrolling interest	(14)	—
Debt issue costs	(51)	(4)
Other financing activities, net	2	(3)
Net cash provided by financing activities	2,317	236
Net increase in cash and cash equivalents	1,676	56
Cash and cash equivalents, beginning of period	1,760	1,610
Cash and cash equivalents, end of period	$3,436	$1,666
Supplemental disclosures of cash flow information:
Interest paid	$3	$2
Income taxes paid	$33	$24
Equity issued in connection with acquisitions	$3,105	$13

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)
(Unaudited)

1. Basis of Presentation

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2015.  The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2015 audited financial statements have been omitted from these interim financial statements where appropriate.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2015 amounts in the notes to the consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

On March 24, 2016, the Company completed the acquisition of Health Net, Inc. (Health Net) for approximately $6.0 billion, including the assumption of debt. The acquisition was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Those estimated amounts are reflected in the accompanying financial statements.

As a result of the completion of the Health Net acquisition, the Company's results of operations for the three months ended March 31, 2016 include the results of operations of Health Net from March 24, 2016 to March 31, 2016. The Health Net segment previously known as the Western Region Operations, with the exception of the pharmaceutical services subsidiaries and behavioral health subsidiaries, is included in the Managed Care segment. The portions of Health Net's Western Region Operations segment included in the Managed Care segment consists of the following Health Net operations: commercial, Medicare, Medicaid and dual eligible health plans.

The Company's Specialty Services revenue includes the Health Net segment previously known as Government Contracts as well as certain operations of its pharmaceutical services and behavioral health subsidiaries, primarily in Arizona, California, Oregon and Washington. The Government Contracts business includes the federal government-sponsored managed care contract with the U.S. Department of Defense (DoD) under the TRICARE program in the North Region, the Military and Family Life Counseling (MFLC) contract with the DoD and other health care related government contracts, including the Veterans Choice and Patient Centered Community Care program (PC3/Choice), with the U.S. Department of Veterans Affairs (VA).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of the new lease guidance.

In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The ASU also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered, as currently required, or to account for forfeitures when they occur. Finally, the ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employee's minimum statutory tax withholding requirement. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of the employee share-based payment guidance.

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the Health Net acquisition, material changes to the Company's significant accounting policies during the three months ended March 31, 2016 are described below:

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

The Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date; however, these estimates are sometimes preliminary and in some instances, all information required to value the assets acquired and liabilities assumed may not be available or final as of the end of the first reporting period subsequent to the business combination. If the accounting for the business combination is incomplete, provisional amounts are recorded. The provisional amounts are updated during the period determined, up to one year from the acquisition date. The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition.

Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. The Company continuously reviews and updates those estimates as new information becomes available. It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

The Company's Medicare Advantage contracts are with the Centers for Medicare & Medicaid Services (CMS). CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and the health care providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the T-3 TRICARE government-sponsored managed care contract with the DoD on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, the Company adjusts revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

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

Amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract. Pursuant to the Company's T-3 contract for the TRICARE North Region, the government has the right to unilaterally modify the contract in certain respects by issuing change orders directing it to implement terms or services that were not originally included in the contract. Following receipt of a change order, the Company has a contractual right to negotiate an equitable adjustment to the contract terms to account for the impact of the change order. The Company starts to perform under such change orders and begins to incur associated costs after it receives the government's unilateral modification, but before it has negotiated the final scope and/or value of the change order. In these situations, costs are expensed as incurred, and the Company estimates and records revenue when it has met all applicable revenue recognition criteria. These criteria include the requirements that change order amounts are determinable, that the Company has performed under the change orders, and that collectability of amounts payable to the Company is reasonably assured.

3. Health Net

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers health care services through health plans and government-sponsored managed care plans. The transaction was valued at approximately $5,982 million, including the assumption of $703 million of outstanding debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets.

The total consideration for the acquisition was $5,279 million, consisting of Centene common shares valued at $3,038 million (based on Centene's stock price of $62.70), $2,239 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service. Each Health Net share was converted into 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash. In total, 48,449,444 shares of Centene common stock were issued to the Health Net stockholders. The cash portion of the acquisition consideration was funded through the issuance of long-term debt as further discussed in Note 7. Debt. The Company also recognized $189 million of acquisition related costs that were recorded in general and administrative expense in the statement of operations for the three months ended March 31, 2016.

The acquisition of Health Net has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized and as a result, the preliminary estimates have been recorded and are subject to change. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Due to the timing of the acquisition date, the Company has performed limited valuation procedures, and the valuation of nearly all assets and liabilities assumed is incomplete. The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of March 24, 2016 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$1,422
Premium and related receivables (a)	1,076
Short term investments	40
Other current assets	670
Long term investments	1,965
Restricted deposits	36
Property, software and equipment, net	43
Intangible assets (b)	1,500
Other long term assets	203
Total assets acquired	6,955

Medical claims liability	1,370
Borrowings under revolving credit facility	285
Accounts payable and accrued expenses	1,928
Return of premium payable	375
Unearned revenue	117
Long term deferred tax liabilities (c)	415
Long term debt (d)	418
Other long term liabilities	369
Total liabilities assumed	5,277

Total identifiable net assets	1,678
Goodwill (e)	3,601
Total assets acquired and liabilities assumed	$5,279

The Company has made the following preliminary fair value adjustments based on information reviewed through March 31, 2016. Significant fair value adjustments are noted as follows:

(a)
The preliminary fair value of premium and related receivables approximated their historical cost, with the exception of the risk corridor receivable associated with the Health Insurance Marketplace. The fair value of the risk corridor receivable was estimated at $0.

(b)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. As discussed above, due to the timing of the acquisition date, the Company has only performed limited valuation procedures, and the intangible valuation is incomplete. The Company has estimated the preliminary fair value of intangibles to be $1.5 billion with a weighted average life of 10 years. The Company expects the identifiable intangible assets to include purchased contract rights, provider contracts, trade names and developed technology.

(c)	The preliminary deferred tax liabilities are presented net of $226 million of deferred tax assets.

(d)
Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Health Net's $400 million Senior Notes assumed in the acquisition was $418 million. The $18 million increase will be amortized as a reduction to interest expense over the remaining life of the debt.

(e)
The acquisition resulted in $3.6 billion of goodwill related primarily to buyer specific synergies expected from the acquisition and the assembled workforce of Health Net. The goodwill is not deductible for income tax purposes. The assignment of goodwill to the Company's respective segments has not been completed at this time.

Statement of Operations

From the acquisition date through March 31, 2016, the Company's consolidated statements of operations includes total revenues of $354 million. It is impracticable to determine the effect on net income resulting from the Health Net acquisition for the three months ended March 31, 2016, as the Company immediately integrated Health Net into its ongoing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma total revenues for the three months ended March 31, 2016 and 2015 were $10,626 million and $9,007 million, respectively. The pro forma net earnings attributable to Centene Corporation and diluted earnings per share were $39 million and $0.23, respectively for the three months ended March 31, 2015. It is impracticable for the Company to determine the pro forma earnings information for the three months ended March 31, 2016 due to the nature of obtaining that information as the Company immediately integrated Health Net into its ongoing operations. The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2015 and is not a projection of future results.

The unaudited pro forma financial information reflects the historical results of Centene and Health Net adjusted as if it had occurred on January 1, 2015, primarily for the following:

•	Additional interest income associated with adjusting the amortized cost of Health Net's investment portfolio to fair value.

•	Elimination of historical Health Net intangible asset amortization expense and addition of amortization expense based on the current preliminary values of identifiable intangible assets.

•	Interest expense associated with financing the acquisition and amortization of the fair value adjustment to Health Net's debt.

•	Additional stock compensation expense related to the amortization of the fair value increase to Health Net rollover stock awards.

•	Increased tax expense due to the assumption that Centene would be subject to the IRS Regulation 162(m)(6) beginning in 2015.

•	Elimination of acquisition related costs incurred by Centene and Health Net.

Restructuring Related Charges

In connection with the Health Net acquisition, the Company undertook a restructuring plan as a result of the integration of Health Net's operations into its business, resulting in a reduction in workforce beginning in 2016 and continuing through early 2017. The restructuring related costs are classified as General and Administrative expenses in the consolidated statements of operations. Changes in the restructuring liability for the three months ended March 31, 2016 were as follows ($ in millions):

March 31, 2016
Employee termination costs:
Charges incurred	$14
Cash paid	—
Accrued employee termination costs as of March 31, 2016	$14
Other restructuring costs:
Stock based compensation incurred	$31
Stock based compensation settled	(31)
Accrued other restructuring costs as of March 31, 2016	—
Total accrued restructuring costs as of March 31, 2016	$14

The Company expects to record a total of approximately $53 million of employee termination costs and $42 million of stock based compensation in connection with the acquisition, the majority of which is expected to be incurred through 2016 and early 2017. The Company expects these costs to be allocated to the Managed Care segment.

Commitments

In connection with regulatory approval from the California Department of Insurance and the California Department of Managed Health Care, the Company committed to certain undertakings (the Undertakings). The Undertakings included, among others items, operational commitments around premiums, dividend restrictions, minimum RBC levels, primary offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, the Company agreed to:

•	invest $30 million through the California Organized Investment Network over the next five years;

•	build a service center in an economically distressed community in California, investing $200 million over ten years and employing at least 300 people;

•
contribute $65 million over five years to improve enrollee health outcomes, support locally-based consumer assistance programs and strengthen the health care delivery system (of which, the present value of $61 million was expensed in the three months ended March 31, 2016 and classified as General and Administrative expenses in the consolidated statements of operations); and,

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.

4. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$339	$2	$—	$341	$431	$—	$(2)	$429
Corporate securities	1,607	14	(3)	1,618	859	2	(8)	853
Restricted certificates of deposit	5	—	—	5	5	—	—	5
Restricted cash equivalents	70	—	—	70	78	—	—	78
Municipal securities	1,406	12	(1)	1,417	496	2	(1)	497
Asset-backed securities	273	1	(1)	273	163	—	(1)	162
Residential mortgage-backed securities	279	2	—	281	66	1	—	67
Commercial mortgage-backed securities	223	5	(5)	223	40	—	—	40
Cost and equity method investments	141	—	—	141	71	—	—	71
Life insurance contracts	16	—	—	16	16	—	—	16
Total	$4,359	$36	$(10)	$4,385	$2,225	$5	$(12)	$2,218

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2016, 94% of the Company’s investments in rated securities carry an investment grade rating by S&P and Moody's.  At March 31, 2016, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are all issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 2.9 years at March 31, 2016.

In January 2016, the Company completed a 19% investment in a data analytics business and as a result, issued 1.1 million shares of Centene common stock to the selling stockholders, valued at $68 million. The investment will be accounted for using the equity method of accounting.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2016				December 31, 2015
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$13	$—	$—	$(2)	$294	$—	$14
Corporate securities	(2)	280	(1)	82	(6)	561	(2)	41
Municipal securities	(1)	245	—	21	(1)	208	—	5
Asset-backed securities	(1)	118	—	10	(1)	121	—	8
Residential mortgage-backed securities	—	11	—	—	—	30	—	—
Commercial mortgage-backed securities	(5)	31	—	—	—	34	—	—
Total	$(9)	$698	$(1)	$113	$(10)	$1,248	$(2)	$68

As of March 31, 2016, the gross unrealized losses were generated from 503 positions out of a total of 2,274 positions.  The change in fair value of fixed income securities is a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	March 31, 2016				December 31, 2015
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$269	$269	$112	$112	$176	$176	$93	$93
One year through five years	1,833	1,845	31	31	1,662	1,654	22	22
Five years through ten years	853	860	—	—	267	268	—	—
Greater than ten years	487	491	—	—	5	5	—	—
Asset-backed securities	775	777	—	—	—	—	—	—
Total	$4,217	$4,242	$143	$143	$2,110	$2,103	$115	$115

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

The following table summarizes fair value measurements by level at March 31, 2016, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$3,436	$—	$—	$3,436
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$257	$16	$—	$273
Corporate securities	—	1,618	—	1,618
Municipal securities	—	1,417	—	1,417
Asset-backed securities	—	273	—	273
Residential mortgage-backed securities	—	281	—	281
Commercial mortgage-backed securities	—	223	—	223
Total investments	$257	$3,828	$—	$4,085
Restricted deposits available for sale:
Cash and cash equivalents	$70	$—	$—	$70
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	63	5	—	68
Total restricted deposits	$138	$5	$—	$143
Other long term assets: Interest rate swap agreements	$—	$22	$—	$22
Total assets at fair value	$3,831	$3,855	$—	$7,686
Liabilities
Other long term liabilities:
Interest rate swap agreements	$—	$10	$—	$10
Total liabilities at fair value	$—	$10	$—	$10

The following table summarizes fair value measurements by level at December 31, 2015, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,760	$—	$—	$1,760
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$325	$72	$—	$397
Corporate securities	—	853	—	853
Municipal securities	—	497	—	497
Asset-backed securities	—	162	—	162
Residential mortgage-backed securities	—	67	—	67
Commercial mortgage-backed securities	—	40	—	40
Total investments	$325	$1,691	$—	$2,016
Restricted deposits available for sale:
Cash and cash equivalents	$78	$—	$—	$78
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	32	—	—	32
Total restricted deposits	$115	$—	$—	$115
Other long term assets:
Interest rate swap agreements	$—	$11	$—	$11
Total assets at fair value	$2,200	$1,702	$—	$3,902
Liabilities
Other long term liabilities:
Interest rate swap agreements	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At March 31, 2016, there were no transfers from Level I to Level II and $46 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $157 million and $87 million as of March 31, 2016 and December 31, 2015, respectively.

6. Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “three Rs,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual medical loss ratio. Each of the three R programs are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to Premium revenue to meet the minimum medical loss ratio.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	March 31, 2016	December 31, 2015
Risk adjustment	$(335)	$(108)
Reinsurance	173	24
Risk corridor	(3)	(4)
Minimum medical loss ratio	(6)	(15)

7. Debt

Debt consists of the following ($ in millions):

	March 31, 2016	December 31, 2015
$425 million 5.75% Senior notes, due June 1, 2017	$427	$428
$400 million 6.375% Senior notes, due June 1, 2017	418	—
$1,400 million 5.625% Senior notes, due February 15, 2021	1,400	—
$500 million 4.75% Senior notes, due May 15, 2022	500	500
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	—
Fair value of interest rate swap agreements	12	9
Senior notes	3,757	937
Revolving credit agreement	515	225
Mortgage notes payable	66	67
Capital leases	5	6
Debt issuance costs	(63)	(14)
Total debt	4,280	1,221
Less current portion	(4)	(5)
Long term debt	$4,276	$1,216

Senior Notes

In February 2016, a wholly owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,400 million of 5.625% Senior Notes ($1,400 Million Notes) at par due 2021 and $1,000 million of 6.125% Senior Notes ($1,000 Million Notes) at par due 2024. The Company used the net proceeds of the offering, together with borrowings under the Company's new $1,000 million revolving credit facility and cash on hand, primarily to fund the cash consideration for the Health Net acquisition, and to pay acquisition and offering related fees and expenses.

In connection with the February 2016 issuance, the Company entered into interest rate swap agreements for notional amounts of $600 million and $1,000 million, at floating rates of interest based on the three month LIBOR plus 4.22% and the three month LIBOR plus 4.44%, respectively. Gains and losses due to changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1,400 Million Notes and $1,000 Million Notes.

In connection with the closing of the Health Net acquisition, the Company assumed the aggregate principal amount of Health Net's $400 million 6.375% Senior Notes due 2017, recorded at acquisition date fair value of $418 million.

The indentures governing the $425 million notes due 2017, the $1,400 million notes due 2021, the $500 million notes due 2022, and the $1,000 million notes due 2024 contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. The indentures governing the $400 million notes due 2017 contain non-financial and financial covenants of Health Net, Inc., including requirements of a minimum fixed charge coverage ratio.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $2,350 million of notional amount of interest rate swap agreements consisting of:

•$250 million expiring on June 1, 2017;
•$600 million expiring on February 15, 2021;
•$500 million expiring on May 15, 2022; and,
•$1,000 million expiring on February 15, 2024.

Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 3.88% adjusted quarterly. At March 31, 2016, the weighted average rate was 4.41%.

The Swap Agreements are formally designated and qualify as fair value hedges and are recorded at fair value in the Consolidated Balance Sheets in other assets or other liabilities. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

Revolving Credit Agreement

In connection with the closing of the Health Net acquisition on March 24, 2016, the Company's existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of March 31, 2016, the Company had $515 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.25%.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of March 31, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Also, in connection with the closing of the Health Net acquisition, the Company assumed, repaid and terminated the existing Health Net revolving credit facility of $285 million upon acquisition.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $53 million as of March 31, 2016, which were not part of the revolving credit facility. The Company also had letters of credit for $52 million (valued at March 31, 2016 conversion rate), or €46 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.51% as of March 31, 2016. The Company had outstanding surety bonds of $386 million as of March 31, 2016.

8. Stockholders' Equity

In March 2016, the Company issued 48,449,444 shares of Centene common stock, with a fair value of approximately $3,038 million, paid approximately $2,239 million in cash in exchange for all the outstanding shares of Health Net common stock and outstanding awards, and recorded $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

In January 2016, the Company completed a 19% investment in a data analytics business and as a result, issued 1,144,462 shares of Centene common stock to the selling stockholders. The investment is being accounted for using the equity method of accounting.

9. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Earnings (loss) attributable to Centene Corporation:
Earnings (loss) from continuing operations, net of tax	$(16)	$64
Discontinued operations, net of tax	(1)	(1)
Net earnings (loss)	$(17)	$63

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	125,543,076	118,783,755
Common stock equivalents (as determined by applying the treasury stock method)	—	3,788,611
Weighted average number of common shares and potential dilutive common shares outstanding	125,543,076	122,572,366

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$(0.13)	$0.54
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per common share	$(0.14)	$0.53

Diluted:
Continuing operations	$(0.13)	$0.52
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per common share	$(0.14)	$0.51

The calculation of diluted earnings (loss) per common share for the three months ended March 31, 2016 and 2015 excludes the impact of 6,742,714 and 26,376 shares (before application of the treasury stock method), respectively, related to anti-dilutive restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.

The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. Subsequent to the closing of the Health Net acquisition, the Managed Care segment also includes the Health Net Western Region, with the exception of the pharmaceutical services subsidiaries and behavioral health subsidiaries. Health Net's Western Region operations include: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon and Washington.

The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Subsequent to the closing of the Health Net acquisition, the Specialty Services segment also includes the Government Contracts segment of Health Net as well as their pharmaceutical services and behavioral health subsidiaries, which Health Net previously included in their Western Region Operations segment. The Government Contracts business includes the Company's government-sponsored managed care contract with the DoD under the TRICARE program in the North Region, the MFLC contract with the DoD, and other health care related government contracts, including PC3/Choice with the VA.

Segment information for the three months ended March 31, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$6,355	$598	$—	$6,953
Total revenues from internal customers	34	1,448	(1,482)	—
Total revenues	$6,389	$2,046	$(1,482)	$6,953
Earnings (loss) from operations	$(22)	$42	$—	$20

Segment information for the three months ended March 31, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$4,612	$519	$—	$5,131
Total revenues from internal customers	24	1,075	(1,099)	—
Total revenues	$4,636	$1,594	$(1,099)	$5,131
Earnings from operations	$95	$34	$—	$129

As discussed in Note 3. Health Net, the assignment of goodwill to the Company's segment has not been completed at this time. The Company will update segment asset disclosures once a preliminary allocation is available.

11. Contingencies
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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of March 31, 2016.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

OVERVIEW

On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net, Inc. (Health Net). Our consolidated financial statements as of and for the three months ended March 31, 2016 reflect eight days of Health Net operations.

Key financial metrics for the first quarter of 2016 are summarized as follows:

•	Managed care membership of 11.5 million, an increase of 7.1 million members, or 162% year over year.

•	Total revenues of $7.0 billion, representing 36% growth year over year.

•	Health Benefits Ratio of 88.7%, compared to 89.8% in 2015.

•	General and Administrative expense ratio of 11.3%, or 8.3% excluding Health Net acquisition related expenses for the first quarter of 2016, compared to 8.3% in the first quarter of 2015.

•	Operating cash flows of $195 million for the first quarter of 2016.

•
Loss per diluted share for the first quarter of 2016 of $(0.13), or $0.74 of Adjusted Diluted EPS when excluding Health Net acquisition related expenses and intangible amortization. In comparison, diluted EPS for the first quarter of 2015 was $0.52, or $0.55 Adjusted Diluted EPS when excluding intangible amortization. A reconciliation of GAAP net loss per diluted share to Adjusted Diluted EPS is highlighted below:

	Three Months Ended March 31,
	2016	2015

GAAP diluted net earnings (loss) per share	$(0.13)	$0.52
Health Net acquisition related expenses	0.83	—
Amortization of acquired intangible assets	0.04	0.03
Adjusted Diluted EPS	$0.74	$0.55
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

•
Centurion. In February 2015, Centurion began operating under a new contract with the State of Vermont Department of Corrections to provide comprehensive correctional healthcare services. In July 2015, Centurion began operating under a new contract with the Mississippi Department of Corrections (MDOC) to provide comprehensive correctional healthcare services.

•
Florida. In October 2015, Sunshine Health began operating under a two-year, statewide contract with the Florida Healthy Kids Corporation to manage healthcare services for children ages five through 18 in all 11 regions of Florida.

•	Health Insurance Marketplaces (HIM). In January 2016, we began serving members enrolled in the federally facilitated Health Insurance Marketplace in the state of New Hampshire.

In January 2016, we started operating under a contract with the New Hampshire Department of Health and Human Services to participate in the Medicaid expansion model that New Hampshire has adopted (referred to as the “premium assistance program”). This contract expires December 31, 2016 and may be extended for subsequent and consecutive one-year terms.

•
Health Net. On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net for approximately $6.0 billion, including the assumption of debt. This strategic acquisition broadens our current service offerings, providing expansion in Medicaid and Medicare programs. This acquisition provides further diversification across our markets and products through the addition of government-sponsored care under federal contracts with the Department of Defense (DoD) and the U.S. Department of Veteran's Affairs (VA), as well as Medicare Advantage. Our consolidated financial statements as of and for the three months ended March 31, 2016 reflect eight days of Health Net operations.

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

•
Louisiana. In February 2015, our Louisiana subsidiary, Louisiana Healthcare Connections, began operating under a new contract with the Louisiana Department of Health and Hospitals to serve Bayou Health (Medicaid) beneficiaries. Members previously served under the shared savings program were transitioned to the at-risk program on February 1, 2015.

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

•	Texas. In March 2015, we began operating under an expanded STAR+PLUS contract with the Texas Health and Human Services Commission (HHSC) to include nursing facility benefits.

In March 2015, we also began operating under a new contract with the Texas HHSC and the Centers for Medicare and Medicaid Services to serve dual-eligible members in three counties as part of the state's dual demonstration program.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the benefit from the Health Net acquisition completed on March 24, 2016.

•
We expect to realize the full year benefit in 2016 of business commenced during 2015 in Arizona, Florida, Indiana, Louisiana, Michigan, Mississippi, Oregon, South Carolina, Texas and Vermont as discussed above.

•	In April 2016, our Florida subsidiary, Centurion of Florida, LLC, began providing correctional healthcare services for the Florida Department of Corrections in Regions 1, 2 and 3.

•
In April 2016, our subsidiary, Centurion of Mississippi, LLC, was selected to provide correctional healthcare services for the MDOC. Centurion began providing healthcare services to the MDOC in July 2015 under a one-year emergency contract. The new three year contract will begin in July 2016.

•
In April 2016, our subsidiary, Coordinated Care of Washington, began operating as the sole contractor with the Washington State Health Care Authority to provide foster care services through the Apple Health Foster Care contract.

•
In April 2016, our Nebraska subsidiary, Nebraska Total Care, executed a contract with the Nebraska Department of Health and Human Services' Division of Medicaid and Long-Term Care as one of three managed care organizations to administer its new Heritage Health Program for Medicaid, ABD and CHIP enrollees. The contract is expected to commence in the first quarter of 2017, pending regulatory approval.

•	In January 2016, the governor of Louisiana signed an executive order to expand Medicaid coverage under the Affordable Care Act by July 1, 2016.

•
In October 2015, our subsidiary, Superior HealthPlan, Inc., was awarded a contract by the Texas HHSC to serve seven delivery areas for STAR Kids Medicaid recipients, more than any other successful bidder. The new contract is expected to commence in the latter part of 2016.

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

MEMBERSHIP

From March 31, 2015 to March 31, 2016, we increased our managed care membership by 7.1 million, or 162%.  The following table sets forth the Company's membership by state for its managed care organizations:

	March 31, 2016	December 31, 2015	March 31, 2015
Arizona	607,000	440,900	202,200
Arkansas	50,700	41,900	43,200
California	3,125,400	186,000	171,200
Florida	660,800	510,400	463,100
Georgia	495,500	408,600	405,600
Illinois	239,100	207,500	184,800
Indiana	290,300	282,100	227,700
Kansas	141,100	141,000	143,700
Louisiana	381,200	381,900	359,500
Massachusetts	52,400	61,500	64,500
Michigan	2,600	4,800	—
Minnesota	9,500	9,600	9,500
Mississippi	328,300	302,200	141,900
Missouri	100,000	95,100	75,600
New Hampshire	81,500	71,400	67,500
Ohio	314,000	302,700	296,000
Oregon	209,000	98,700	—
South Carolina	107,700	104,000	106,000
Tennessee	20,100	20,000	20,800
Texas	1,036,700	983,100	974,900
Vermont	1,500	1,700	1,600
Washington	226,500	209,400	207,100
Wisconsin	78,400	77,100	82,100
Total at-risk membership	8,559,300	4,941,600	4,248,500
TRICARE eligibles	2,819,700	—	—
Non-risk membership	161,400	166,300	153,200
Total	11,540,400	5,107,900	4,401,700

The following table sets forth our membership by line of business:

	March 31, 2016	December 31, 2015	March 31, 2015
Medicaid:
TANF, CHIP & Foster Care	5,464,200	3,763,400	3,372,200
ABD & LTC	757,600	478,600	457,500
Behavioral Health	456,500	456,800	195,100
Commercial	1,518,900	146,100	161,700
Medicare & Duals	303,100	37,400	19,400
Correctional	59,000	59,300	42,600
Total at-risk membership	8,559,300	4,941,600	4,248,500
TRICARE eligibles	2,819,700	—	—
Non-risk membership	161,400	166,300	153,200
Total	11,540,400	5,107,900	4,401,700

At March 31, 2016, the Company served 984,900 members in Medicaid expansion programs in nine states and 362,300 dual-eligible members, compared to 331,800 members in Medicaid expansion programs in seven states and 184,000 dual-eligible members at March 31, 2015, included in the table above. At March 31, 2016, the Company served 683,000 members in Health Insurance Marketplaces, compared to 161,700 at March 31, 2015.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2016 and 2015, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2016 and 2015 is as follows ($ in millions, except per share data):

	Three Months Ended March 31,
	2016	2015	% Change 2015-2016
Premium	$5,986	$4,299	39%
Service	425	462	(8)%
Premium and service revenues	6,411	4,761	35%
Premium tax and health insurer fee	542	370	46%
Total revenues	6,953	5,131	36%
Medical costs	5,311	3,861	38%
Cost of services	367	402	(9)%
General and administrative expenses	722	396	82%
Amortization of acquired intangible assets	9	7	29%
Premium tax expense	450	281	60%
Health insurer fee expense	74	55	35%
Earnings from operations	20	129	(84)%
Other income (expense), net	(18)	(1)	n.m.
Earnings from continuing operations, before income tax expense	2	128	(98)%
Income tax expense	17	63	(73)%
Earnings (loss) from continuing operations, net of income tax expense	(15)	65	(123)%
Discontinued operations, net of income tax	(1)	(1)	—%
Net earnings (loss)	(16)	64	(125)%
(Earnings) loss attributable to noncontrolling interests	(1)	(1)	—%
Net earnings (loss) attributable to Centene Corporation	$(17)	$63	(127)%

Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense	$(16)	$64	(125)%
Discontinued operations, net of income tax	(1)	(1)	—%
Net earnings (loss)	$(17)	$63	(127)%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$(0.13)	$0.52	(125)%
Discontinued operations	(0.01)	(0.01)	—%
Total diluted earnings (loss) per common share	$(0.14)	$0.51	(127)%
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

Our specialty services generate revenues under contracts with state and federal programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the T-3 TRICARE government-sponsored managed care contract with the DoD on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, the Company adjusts revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

In addition to the beneficiaries under the T-3 contract, we also provide behavioral health services to military families under the DoD sponsored Military and Family Life Counseling (MFLC) program and provide services to the VA under the Veteran's Choice and Patient Centered Community Care program (PC3/Choice) through our acquisition of Health Net. The PC3/Choice program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care.

Some states enact premium taxes, similar assessments and provider and hospital pass-through payments, collectively, premium taxes, and these premium taxes are recorded as a component of revenues as well as operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual Health Insurer Fee (HIF). The Company recognizes revenue associated with the HIF on a straight-line basis when we have binding agreements for the reimbursement of the fee, including the “gross-up” to reflect the HIFs non-tax deductible nature. We exclude the HIF and premium taxes from our key ratios as we believe they are a pass-through of costs and not indicative of our operating performance. Collectively, this revenue is recorded as Premium Tax and HIF revenue in the consolidated statements of operations.

The Centers for Medicare and Medicaid Services (CMS) deploys a risk adjustment model that retroactively apportions Medicare premiums paid according to health severity and certain demographic factors. The model pays more for members whose medical history indicates they have certain medical conditions. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. The Company estimates the amount of risk adjustment based upon the diagnosis and pharmacy data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis. Our Health Net acquisition expands our contracts with CMS to include Medicare Advantage. In addition, with the Health Net acquisition, we now have stand-alone Medicare Advantage Plus Prescription Drug (MAPD) plans that cover both prescription drugs (Part D) and medical care. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. We provide prescription drug benefits as part of our Medicare Advantage and dual eligible offerings.

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

Cost of Services

Cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager and specialty pharmacy's external revenues and certain direct costs to support the functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the professionals who provide the services and associated expenses. Health care costs associated with Part D of the MAPD plans are recognized as the costs and expenses are incurred.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Total Revenues

Total revenues increased 36% in the three months ended March 31, 2016 over the corresponding period in 2015 primarily as a result of the impact from expansions, acquisitions or new programs in many of our states in 2015 and the acquisition of Health Net. During the three months ended March 31, 2016, we received Medicaid premium rate adjustments which yielded a net 0% composite change across all of our markets.

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

The HBR for the three months ended March 31, 2016 was 88.7%, compared to 89.8% in the same period in 2015.  The decrease compared to last year is primarily attributable to improvement in medical expense in the higher acuity populations and membership growth in Medicaid expansion and Health Insurance Marketplace, which operate at a lower HBR.

Revenue and HBR results for new business and existing business are listed below to assist in understanding our results of operations. Existing businesses are primarily state markets or significant geographic expansion in an existing state or product that we have managed for four complete quarters. New businesses are primarily new state markets or significant geographic expansion in an existing state or product that conversely, we have not managed for four complete quarters. The following table compares the results for new business and existing business for the three months ended March 31:

	2016	2015
Premium and Service Revenue
New business	18%	23%
Existing business	82%	77%

HBR
New business	90.6%	91.0%
Existing business	88.3%	89.5%

Cost of Services

Cost of services decreased by $35 million in the three months ended March 31, 2016, compared to the corresponding period in 2015.  This was primarily due to lower specialty pharmacy volumes for Hepatitis C treatments. The cost of service ratio for the three months ended March 31, 2016, was 86.4%, compared to 87.0% in the same period in 2015.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $326 million in the three months ended March 31, 2016, compared to the corresponding period in 2015.  This was primarily due to Health Net acquisition related expenses and restructuring and integration costs. During the three months ended March 31, 2016, we recorded approximately $189 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.83. The acquisition related expenses included $75 million of acquisition related investment banking fees, $61 million of charitable contributions resulting from the undertaking agreements in California, $45 million of employee termination costs and $8 million of other acquisition related and integration costs.

The G&A expense ratio was 11.3%, or 8.3% excluding Health Net acquisition related expenses for the first quarter of 2016, compared to 8.3% in the first quarter of 2015.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2016	2015
Investment and other income	$15	$9
Interest expense	(33)	(10)
Other income (expense), net	$(18)	$(1)

The increase in investment income in 2016 reflects an increase in investment balances over 2015. Interest expense increased in 2016 compared to 2015, primarily reflecting the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction.

Income Tax Expense

For the three months ended March 31, 2016, we recorded income tax expense of $17 million on pre-tax earnings of $2 million, primarily as a result of the non-deductibility of the health insurer fee expense as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net. For the three months ended March 31, 2015, we recorded income tax expense of $63 million on pre-tax earnings of $128 million.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$6,389	$4,636	38%
Specialty Services	2,046	1,594	28%
Eliminations	(1,482)	(1,099)	(35)%
Consolidated Total	$6,953	$5,131	36%
Earnings (loss) from Operations
Managed Care	$(22)	$95	(123)%
Specialty Services	42	34	24%
Consolidated Total	$20	$129	(84)%

Managed Care

The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. Subsequent to the closing of the Health Net acquisition, the Managed Care segment also includes the Health Net Western Region, with the exception of the pharmaceutical services subsidiaries and behavioral health subsidiaries. Health Net's Western Region operations include: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon and Washington.

Total revenues increased 38% in the three months ended March 31, 2016, primarily as a result of expansions, new programs or growth in many of our states, particularly Florida, Louisiana, Mississippi, Oregon, Texas and Washington and the completion of the Health Net acquisition on March 24, 2016. Earnings (loss) from operations decreased $117 million between years as a result of $189 million of Health Net acquisition related expenses.

Specialty Services

The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Subsequent to the closing of the Health Net acquisition, the Specialty Services segment also includes the Government Contracts segment of Health Net as well as their pharmaceutical services and behavioral health subsidiaries, which Health Net previously included in their Western Region Operations segment. The Government Contracts business includes the Company's government-sponsored managed care contract with the DoD under the TRICARE program in the North Region, the MFLC contract with the DoD, and other health care related government contracts, including PC3/Choice with the VA.

Total revenues increased 28% in the three months ended March 31, 2016, resulting primarily from increased services associated with membership growth in the Managed Care segment.  Earnings from operations increased $8 million in the three months ended March 31, 2016, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$195	$45
Net cash used in investing activities	(836)	(225)
Net cash provided by financing activities	2,317	236
Net increase in cash and cash equivalents	$1,676	$56

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $195 million in the three months ended March 31, 2016, compared to $45 million in the comparable period in 2015.  The cash provided by operations in 2016 and 2015 was primarily related to an increase in medical claims liabilities resulting from the growth in the business, an increase in other long term liabilities, partially offset by increases in premium and related receivables.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.  Cash flow from operations was reduced in the first quarter of 2015 as a result of a one time change in payment terms for one of our states.

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in Premium and Related Receivables at March 31, 2016. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Three Months Ended March 31,
	2016	2015
Increase in premium and related receivables	$(174)	$(334)
Decrease in unearned revenue	(64)	(51)
Net decrease in operating cash flow	$(238)	$(385)

Cash Flows Used in Investing Activities

Investing activities used cash of $836 million for the three months ended March 31, 2016, and $225 million in the comparable period in 2015.  Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, and capital expenditures.

In March 2016, we completed the acquisition of Health Net for approximately $5,982 million, including the assumption of $703 million debt. The total consideration for the acquisition was $5,279 million, consisting of Centene common shares valued at $3,038 million, $2,239 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

We spent $45 million and $27 million in the three months ended March 31, 2016 and 2015, respectively, on capital expenditures for system enhancements and market expansions.

As of March 31, 2016, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years.  We had unregulated cash and investments of $139 million at March 31, 2016, compared to $78 million at December 31, 2015.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $2,317 million in the three months ended March 31, 2016, compared to $236 million in the comparable period in 2015.  During 2016, our financing activities primarily related to the proceeds from the issuance of Senior Notes associated with the Health Net acquisition and increased borrowings on our revolving credit agreement, partially offset by the repayment of debt.

In February 2016, a wholly owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,400 million of 5.625% Senior Notes ($1,400 Million Notes) at par due 2021 and $1,000 million of 6.125% Senior Notes ($1,000 Million Notes) at par due 2024. The Company used the net proceeds of the offering, together with borrowings under the Company's new $1,000 million revolving credit facility and cash on hand, to fund the cash consideration for the Health Net acquisition and to pay acquisition and offering related fees and expenses. In connection with the February 2016 issuance, the Company entered into interest rate swap agreements for notional amounts of $600 million and $1,000 million, at floating rates of interest based on the three month LIBOR plus 4.22% and the three month LIBOR plus 4.44%, respectively. Gains and losses due to changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1,400 Million Notes and $1,000 Million Notes.

In connection with the closing of the Health Net acquisition on March 24, 2016, the Company's existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021.

During 2015, our financing activities primarily related to the proceeds from the issuance of senior debt and increased borrowings on our revolving credit agreement. In January 2015, we issued an additional $200 million of 4.75% Senior Notes at par. In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million.

Liquidity Metrics

The $1,000 million revolving credit agreement contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of March 31, 2016, we had $515 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of March 31, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $53 million as of March 31, 2016, which were not part of our revolving credit facility. We also had letters of credit for $52 million (valued at the March 31, 2016 conversion rate), or €46 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.51% as of March 31, 2016. In addition, we had outstanding surety bonds of $386 million as of March 31, 2016.

The indentures governing the $425 million notes due 2017, the $1,400 million notes due 2021, the $500 million notes due 2022, and the $1,000 million notes due 2024 contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. The indentures governing the $400 million notes due 2017 contain non-financial and financial covenants of Health Net, Inc., including requirements of a minimum fixed charge coverage ratio.

At March 31, 2016, we had working capital, defined as current assets less current liabilities, of negative $320 million, compared to negative $24 million at December 31, 2015.  We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At March 31, 2016, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 44.6%, compared to 36.0% at December 31, 2015.  Excluding the $66 million non-recourse mortgage note, our debt to capital ratio was 44.3% as of March 31, 2016, compared to 34.7% at December 31, 2015.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2016 Expectations

During the remainder of 2016, we expect to make net capital contributions to our insurance subsidiaries of approximately $420 million associated with our growth and spend approximately $300 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2016 and borrowings on our revolving credit facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our credit facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing.
CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations. These obligations contain estimates and are subject to revision under a number of circumstances. Our debt consists of borrowings from our senior notes, credit facility, mortgages and capital leases. The purchase obligations consist primarily of software purchases and maintenance contracts. The contractual obligations and estimated period of payment over the next five years and beyond are as follows ($ in millions):

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Medical claims liability	$3,863	$3,863	$—	$—	$—
Debt and interest	5,626	184	1,238	390	3,814
Redeemable Noncontrolling Interest	144	—	144	—	—
Operating lease obligations	550	87	203	147	113
Purchase obligations	683	254	422	6	1
Other long term liabilities [1]	—	—	—	—	—
Total	$10,866	$4,388	$2,007	$543	$3,928
________________________________
1 Our Consolidated Balance Sheet as of March 31, 2016, includes $1,052 million of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

Commitments

In connection with regulatory approval from the California Department of Insurance and the California Department of Managed Health Care, we committed to certain undertakings (the Undertakings). The Undertakings included, among others items, operational commitments around premiums, dividend restrictions, minimum RBC levels, primary offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, we agreed to:

•	invest $30 million through the California Organized Investment Network over the next five years;

•	build a service center in an economically distressed community in California, investing $200 million over ten years and employing at least 300 people;

•
contribute $65 million over five years to improve enrollee health outcomes, support locally-based consumer assistance programs and strengthen the health care delivery system (of which, the present value of $61 million was expensed in the three months ended March 31, 2016 and classified as General and Administrative expenses in the consolidated statements of operations); and,

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.

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

Our subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of March 31, 2016, our subsidiaries had aggregate statutory capital and surplus of $3,674 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,169 million.  During the three months ended March 31, 2016, we contributed $112 million of statutory capital to our subsidiaries.

We estimate our Risk Based Capital, or RBC, percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

The National Association of Insurance Commissioners has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of March 31, 2016, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2016, we had short term investments of $269 million and long term investments of $4,116 million, including restricted deposits of $143 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2016, the fair value of our fixed income investments would decrease by approximately $136 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,350 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $2,350 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2016, the fair value of our debt would decrease by approximately $126 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see Part II, Item 1A. "Risk Factors–Risks Related to Our Business–Our investment portfolio may suffer losses from reductions in market interest rates and changes in market conditions which could materially and adversely affect our results of operations or liquidity.”

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On March 24, 2016, we acquired Health Net, Inc. Management is currently in the process of evaluating the internal controls and procedures of Health Net and plans to integrate Health Net's internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for us or the acquired Health Net business in future periods. Management expects the integration process to be completed during 2016.

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

The resolution of the Kentucky litigation matters may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.  The Company is unable to estimate the ultimate outcome resulting from the Kentucky litigation.  As a result, the Company has not recorded any receivable or any liability for potential damages under the contract as of March 31, 2016.  While uncertain, the ultimate resolution of the pending litigation could have a material effect on the financial position, cash flow or results of operations of the Company in the period it is resolved or becomes known.

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

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our financial position, results of operations and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 57%.

Future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows.

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

Further, we are also exposed to other risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. There can be no assurance that we will avoid payment delays from government payors in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.

Lastly, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

Our Medicare programs are subject to a variety of risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to sanctions or penalties; if we are not successful in winning contract renewals or new contracts; or if our existing contracts are terminated, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations or cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio, or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, major epidemics or pandemics, new medical technologies, pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits.

Our medical expense includes claims reported but not paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims at the end of each period. Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as claims receipts and payment information as well as inpatient acuity information becomes available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expense in the period in which the changes are identified. Given the uncertainties inherent in such estimates, there can be no assurance that our medical claims liability estimate will be adequate, and any adjustments to the estimate may unfavorably impact our results of operations and may be material.

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

In March 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was generally upheld by the Supreme Court in 2012, the Court determined that states could elect to opt out of the Medicaid expansion portion of ACA without losing all federal money for their existing Medicaid programs.

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of March 31, 2016, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. The ACA required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

Any failure to adequately price products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, we may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants. In addition, the risk corridor, reinsurance and risk adjustment ("three Rs") provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, the reinsurance and risk corridor components may not be adequately funded. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, the three Rs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents and we began operations under the program beginning January 1, 2014.

The ACA imposes an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenue from the fee calculation. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

There are numerous steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations. Further, legal challenges, additional legislative initiatives and various health insurance reform proposals continue to emerge at both the state and federal levels. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities. Although we believe the legislation may provide us with significant opportunities to grow our business, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. In addition, the managed care industry has received negative publicity that has led to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. Such negative publicity may adversely affect our stock price and damage our reputation in various markets.

In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services or government departments that oversee the activities of managed care organizations providing or arranging to provide services to Medicaid, Medicare, Health Insurance Marketplace enrollees or other beneficiaries. For example, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements.

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

We provide PBM and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. We also conduct business as a mail order pharmacy and specialty pharmacy, which subjects these businesses to extensive federal, state and local laws and regulations. In addition, federal and state legislatures regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

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

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance programs. We provide these and other healthcare services under contracts with government entities in the areas in which we operate. Our government contracts are generally intended to run for three years and may be extended for additional years if the contracting entity or its agent elects to do so. When our contracts with the government expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment and agreement to maintain a Medicare plan in the state and financial standards and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies and applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; or require changes to the way we do business. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

If any of our government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or we have an adverse review, audit or investigation, our business and reputation will suffer, our goodwill could be impaired and our financial position, results of operations or cash flows may be materially affected.

We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and regulations governing our business by such third parties, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews and investigations and related adverse effects.

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

In the past, the securities and credit markets have experienced extreme volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

From time to time healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. In addition, from time to time, we may be subject to class action lawsuits by healthcare providers with respect to claim payment procedures or similar lawsuits. Regardless of whether any lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, we may incur significant expenses and may be unable to operate our business effectively. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or do not appropriately maintain, enhance or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide health care, claims related to non-payment or insufficient payments for out-of-network services, bad faith actions and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations and/or cash flows and may affect our reputation. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

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

Under HIPAA, health plans are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards were modified to version 5010 prior to the implementation of the ICD-10 coding system, on October 1, 2015. While we prepared for and have completed the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance. In addition, if some providers continue to use ICD-9 codes on claims for dates of service on or after October 1, 2015, we may have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in higher costs and reimbursement levels, or lost revenues under risk adjustment. As a result, circumstances following the implementation of ICD-10 may have a material adverse effect on our results of operations, financial position and cash flows.

If we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

Companies involved in public health care programs are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, VA and other federal health care programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. In addition, the Deficit Reduction Act of 2005 encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

Security breaches may arise from external or internal threats. External breaches include hacking personal information for financial gain, attempting to cause harm or interruption to our operations, or intending to obtain competitive information. We experience attempted external hacking or malicious attacks on a regular basis. We maintain a rigorous system of preventive and detective controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks on a timely basis, or at all. Internal breaches may result from inappropriate security access to confidential information by rogue employees, consultants or third party service providers. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business reputation, financial condition, cash flows, or results of operations.

We may be unable to successfully integrate our business with Health Net and realize the anticipated benefits of the acquisition.
The success of the acquisition of Health Net will depend, in part, on our ability to successfully combine the businesses of the Company and Health Net and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of Health Net’s business with our existing business is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the acquisition. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and the Health Care Education Affordability Reconciliation Act and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the acquisition.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We have incurred substantial expenses related to the completion of the acquisition of Health Net and expect to incur substantial expenses related to the integration of Health Net.
There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits, among other things. In addition, the businesses of Centene and Health Net will continue to maintain a presence in St. Louis, Missouri and Woodland Hills, California, respectively. The substantial majority of these costs will be non-recurring expenses related to the acquisition (including financing of the acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

The market price of our common stock may decline as a result of the acquisition of Health Net.

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of the acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Health Net’s business with ours are not realized, or if the transaction costs related to the acquisition and integration are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

Our future results may be adversely impacted if we do not effectively manage our expanded operations following the completion of our acquisition of Health Net.

The size of our business following the acquisition of Health Net is significantly larger than the size of either Centene’s or Health Net’s respective businesses prior to the acquisition. Our ability to successfully manage the expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. We will also have to manage the integration and our expanded operations in compliance with certain undertakings with regulators that were agreed to in connection with the approval of the acquisition. These undertakings require significant investments by us, may restrict or impose additional costs on our future operations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms. There can be no assurances that we will be successful in managing our expanded operations or that we will realize the expected operating efficiencies, cost savings and other benefits.

We are significantly more leveraged today than we were prior to our acquisition of Health Net.

We incurred additional indebtedness in connection with the acquisition of Health Net. As of March 31, 2016, we had consolidated indebtedness of approximately $4,280 million, which is greater than the indebtedness of Centene prior to the acquisition. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2016, the Company completed a 19% investment in a data analytics business whereby the transaction consideration was financed through an issuance of $68 million (1,144,462 shares) of Centene common stock. The Company issued shares in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder as a transaction not involving a public offering.

Issuer Purchases of Equity Securities First Quarter 2016
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
January 1 - January 31, 2016	13,205	$63.71	—	3,335,448
February 1 - February 29, 2016	53,703	55.40	—	3,335,448
March 1 - March 31, 2016	299,561	62.13	—	3,335,448
Total	366,469	$61.20	—	3,335,448
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

4.1
First Supplemental Indenture, dated March 24, 2016, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 5.625% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

4.2
First Supplemental Indenture, dated March 24, 2016, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 6.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

4.3
Indenture, dated as of May 18, 2007, by and between Health Net, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

4.4
First Supplemental Indenture, dated as of August 12, 2015, by and between Health Net, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

4.5
Second Supplemental Indenture, dated as of March 24, 2016, by and between Chopin Merger Sub II, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.1
Credit Agreement, dated as of March 24, 2016, by and among Centene Corporation, the various financial institutions party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2016).

10.2*
Health Net, Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 99.1 to Health Net, Inc.’s Registration Statement on Form S-8 (file no. 333-206415) filed on August 14, 2015).

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

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 26, 2016.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)