Form 10-Q
period 2016-06-30
CENTENE CORP
filed 2016-07-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒

As of July 15, 2016, the registrant had 170,736,886 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing or incorporated by reference herein are forward-looking statements.  We intend such forward looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include without limitation statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, such as those entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A. “Risk Factors.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing.  You should not place undue reliance on any forward looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, including but not limited to:

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

•	changes in expected contract start dates;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	inflation;

•	foreign currency fluctuations;

•	provider and state contract changes;

•	new technologies;

•	advances in medicine;

•	rate cuts or other payment reductions by governmental payors and other risks and uncertainties affecting our Medicare and Medicaid businesses;

•	major epidemics;

•	disasters and numerous other factors affecting the delivery and cost of healthcare;

•	the expiration, cancellation or suspension of our managed care contracts by federal or state governments (including but not limited to Medicaid, Medicare, and TRICARE);

•	the outcome of our pending legal and regulatory proceedings;

•	availability of debt and equity financing, on terms that are favorable to us;

•	our ability to adequately price products on federally facilitated and state based Health Insurance Marketplaces;

•	changes in economic, political and market conditions;

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition of Health Net, Inc., will not be realized, or will not be realized within the expected time period; and

•	the risk that acquired businesses will not be integrated successfully.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation to our premium levels or our ability to control our future medical costs.

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

Specifically, the Company believes the presentation of non-GAAP financial information which excludes Health Net acquisition related expenses and amortization of acquired intangible assets allows investors to understand the Company's performance more consistently. The tables below provide a reconciliation of non-GAAP items ($ in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

GAAP general and administrative expenses	$949	$437	$1,671	$833
Health Net acquisition related expenses	25	2	214	2
General and administrative expenses, excluding Health Net acquisition related expenses	$924	$435	$1,457	$831

GAAP net earnings from continuing operations	$170	$88	$154	$152
Health Net acquisition related expenses	25	2	214	2
Amortization of acquired intangible assets	43	5	52	12
Income tax effects of adjustments (1)	(14)	(2)	(101)	(5)
Adjusted net earnings from continuing operations	$224	$93	$319	$161

GAAP diluted earnings per share (EPS)	$0.98	$0.72	$1.02	$1.24
Health Net acquisition related expenses (2)	0.16	0.01	0.89	0.01
Amortization of acquired intangible assets (3)	0.15	0.03	0.20	0.06
Adjusted diluted EPS	$1.29	$0.76	$2.11	$1.31

(1)
The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results. The amounts are based on the annual estimated effective income tax rate that would increase or decrease based on the exclusion of these expenses.

(2)
The Health Net acquisition related expenses per diluted share presented above are net of the income tax benefit (expense) of $(0.02) and $0.01 for the three months ended June 30, 2016 and 2015, respectively, and $0.53 and zero for the six months ended June 30, 2016 and 2015, respectively.

(3)
The amortization of acquired intangible assets per diluted share presented above are net of the income tax benefit of $0.10 and $0.01 for the three months ended June 30, 2016 and 2015, respectively, and $0.14 and $0.04 for the six months ended June 30, 2016 and 2015, respectively.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,710	$1,760
Premium and related receivables	3,488	1,279
Short term investments	443	176
Other current assets	1,212	390
Total current assets	7,853	3,605
Long term investments	4,230	1,927
Restricted deposits	137	115
Property, software and equipment, net	626	518
Goodwill	4,707	842
Intangible assets, net	1,609	155
Other long term assets	334	177
Total assets	$19,496	$7,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$3,950	$2,298
Accounts payable and accrued expenses	3,218	976
Return of premium payable	589	207
Unearned revenue	212	143
Current portion of long term debt	845	5
Total current liabilities	8,814	3,629
Long term debt	3,649	1,216
Other long term liabilities	1,346	170
Total liabilities	13,809	5,015
Commitments and contingencies
Redeemable noncontrolling interests	147	156
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized 400,000,000 shares; 176,231,905 issued and 170,653,478 outstanding at June 30, 2016, and 126,855,477 issued and 120,342,981 outstanding at December 31, 2015	—	—
Additional paid-in capital	4,119	956
Accumulated other comprehensive earnings (loss)	43	(10)
Retained earnings	1,510	1,358
Treasury stock, at cost (5,578,427 and 6,512,496 shares, respectively)	(143)	(147)
Total Centene stockholders’ equity	5,529	2,157
Noncontrolling interest	11	11
Total stockholders’ equity	5,540	2,168
Total liabilities and stockholders’ equity	$19,496	$7,339
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premium	$9,688	$4,692	$15,674	$8,991
Service	588	492	1,013	954
Premium and service revenues	10,276	5,184	16,687	9,945
Premium tax and health insurer fee	621	322	1,163	692
Total revenues	10,897	5,506	17,850	10,637
Expenses:
Medical costs	8,385	4,181	13,696	8,042
Cost of services	515	419	882	821
General and administrative expenses	949	437	1,671	833
Amortization of acquired intangible assets	43	5	52	12
Premium tax expense	498	239	948	520
Health insurer fee expense	130	52	204	107
Total operating expenses	10,520	5,333	17,453	10,335
Earnings from operations	377	173	397	302
Other income (expense):
Investment and other income	32	10	47	19
Interest expense	(52)	(11)	(85)	(21)
Earnings from continuing operations, before income tax expense	357	172	359	300
Income tax expense	188	84	205	147
Earnings from continuing operations, net of income tax expense	169	88	154	153
Discontinued operations, net of income tax benefit	(1)	—	(2)	(1)
Net earnings	168	88	152	152
(Earnings) loss attributable to noncontrolling interests	1	—	—	(1)
Net earnings attributable to Centene Corporation	$169	$88	$152	$151

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$170	$88	$154	$152
Discontinued operations, net of income tax benefit	(1)	—	(2)	(1)
Net earnings	$169	$88	$152	$151

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.00	$0.74	$1.04	$1.28
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Basic earnings per common share	$0.99	$0.74	$1.03	$1.27

Diluted:
Continuing operations	$0.98	$0.72	$1.02	$1.24
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Diluted earnings per common share	$0.97	$0.72	$1.01	$1.23

Weighted average number of common shares outstanding:
Basic	170,558,778	119,003,569	148,050,927	118,894,269
Diluted	173,778,537	122,965,011	151,147,640	122,785,459
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$168	$88	$152	$152
Reclassification adjustment, net of tax	—	—	1	—
Change in unrealized gain on investments, net of tax	34	(4)	52	1
Foreign currency translation adjustments	(1)	1	—	(4)
Other comprehensive earnings	33	(3)	53	(3)
Comprehensive earnings	201	85	205	149
Comprehensive (earnings) loss attributable to noncontrolling interests	1	—	—	(1)
Comprehensive earnings attributable to Centene Corporation	$202	$85	$205	$148

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Six Months Ended June 30, 2016

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2015	126,855,477	$—	$956	$(10)	$1,358	6,512,496	$(147)	$11	$2,168
Comprehensive Earnings:
Net earnings	—	—	—	—	152	—	—	—	152
Other comprehensive earnings, net of $21 tax	—	—	—	53	—	—	—	—	53
Common stock issued for acquisitions	48,218,310	—	3,074	—	—	(1,375,596)	31	—	3,105
Common stock issued for employee benefit plans	1,158,118	—	3	—	—	—	—	—	3
Common stock repurchases	—	—	—	—	—	441,527	(27)	—	(27)
Stock compensation expense	—	—	83	—	—	—	—	—	83
Excess tax benefits from stock compensation	—	—	3	—	—	—	—	—	3
Balance, June 30, 2016	176,231,905	$—	$4,119	$43	$1,510	5,578,427	$(143)	$11	$5,540

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$152	$152
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	111	53
Stock compensation expense	83	33
Deferred income taxes	(13)	(13)
Gain on contingent consideration	(1)	(10)
Changes in assets and liabilities
Premium and related receivables	(1,121)	(341)
Other current assets	(26)	(28)
Medical claims liabilities	188	366
Unearned revenue	(50)	(102)
Accounts payable and accrued expenses	(8)	166
Other long term liabilities	463	144
Other operating activities, net	(3)	(25)
Net cash (used in) provided by operating activities	(225)	395
Cash flows from investing activities:
Capital expenditures	(94)	(58)
Purchases of investments	(956)	(513)
Sales and maturities of investments	593	276
Investments in acquisitions, net of cash acquired	(862)	(11)
Other investing activities, net	—	7
Net cash used in investing activities	(1,319)	(299)
Cash flows from financing activities:
Proceeds from borrowings	5,711	750
Payment of long term debt	(3,124)	(479)
Common stock repurchases	(27)	(7)
Purchase of noncontrolling interest	(14)	—
Debt issue costs	(59)	(4)
Other financing activities, net	7	1
Net cash provided by financing activities	2,494	261
Net increase in cash and cash equivalents	950	357
Cash and cash equivalents, beginning of period	1,760	1,610
Cash and cash equivalents, end of period	$2,710	$1,967
Supplemental disclosures of cash flow information:
Interest paid	$36	$27
Income taxes paid	$222	$145
Equity issued in connection with acquisitions	$3,105	$13

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

As a result of the completion of the Health Net acquisition, the Company's results of operations for the three and six months ended June 30, 2016 include the results of operations of Health Net from March 24, 2016 to June 30, 2016. The Health Net segment previously known as the Western Region Operations, with the exception of certain operations of its pharmaceutical services and behavioral health subsidiaries, is included in the Company's Managed Care segment. The portions of Health Net's Western Region Operations segment included in the Managed Care segment consist of the following Health Net operations: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon, and Washington.

The Company's Specialty Services segment includes the Health Net segment previously known as Government Contracts as well as certain operations of its pharmaceutical services and behavioral health subsidiaries, primarily in Arizona, California, Oregon and Washington (which Health Net previously included in its Western Region Operations segment). Health Net's Government Contracts segment included its federal government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program in the North Region, its Military and Family Life Counseling (MFLC) contract with the DoD and other health care related government contracts, including the Veterans Choice and Patient Centered Community Care program (PC3/Choice) with the U.S. Department of Veterans Affairs (VA).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which introduces a lessee model that brings most leases on to the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of the new lease guidance.

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

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the Health Net acquisition, material changes to the Company's significant accounting policies during the three and six months ended June 30, 2016 are described below:

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

The Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date; however, these estimates are sometimes preliminary and in some instances, all information required to value the assets acquired and liabilities assumed may not be available or final as of the end of a reporting period subsequent to the business combination. If the accounting for the business combination is incomplete, provisional amounts are recorded. The provisional amounts are updated during the period determined, up to one year from the acquisition date. The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition.

Acquisition related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the T-3 TRICARE government-sponsored managed care support contract in the North Region for the DoD's TRICARE program (T-3 contract) on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, the Company adjusts revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

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

Amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract. Pursuant to the Company's T-3 contract, the government has the right to unilaterally modify the contract in certain respects by issuing change orders directing it to implement terms or services that were not originally included in the contract. Following receipt of a change order, the Company has a contractual right to negotiate an equitable adjustment to the contract terms to account for the impact of the change order. The Company starts to perform under such change orders and begins to incur associated costs after it receives the government's unilateral modification, but before it has negotiated the final scope and/or value of the change order. In these situations, costs are expensed as incurred, and the Company estimates and records revenue when it has met all applicable revenue recognition criteria. These criteria include the requirements that change order amounts are determinable, that the Company has performed under the change orders, and that collectability of amounts payable to the Company is reasonably assured.

3. Health Net

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers health care services through health plans and government-sponsored managed care plans. The transaction was valued at approximately $5,986 million, including the assumption of $703 million of outstanding debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets.

The total consideration for the acquisition was $5,283 million, consisting of Centene common shares valued at $3,038 million (based on Centene's stock price of $62.70), $2,243 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service. Each Health Net share was converted into 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash. In total, 48,449,444 shares of Centene common stock were issued in connection with the transaction. The cash portion of the acquisition consideration was funded through the issuance of long-term debt as further discussed in Note 7. Debt. For the three and six months ended June 30, 2016, the Company also recognized acquisition related expenses of $25 million and $214 million, respectively, that were recorded in general and administrative expense in the statement of operations.

The acquisition of Health Net has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of the majority of assets acquired and liabilities assumed has not yet been finalized. As a result, preliminary estimates have been recorded and are subject to change. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

During the second quarter of 2016, the Company made adjustments to the fair value of certain assets and liabilities acquired, including the medical claims liability, accrued liabilities and deferred taxes, resulting in a net increase of $249 million to goodwill. The Company will continue to revise its preliminary purchase price allocation as additional information becomes available during the remainder of the measurement period. The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of March 24, 2016 is as follows ($ in millions):

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$1,368
Premium and related receivables (a)	1,086
Short term investments	82
Other current assets	638
Long term investments	1,966
Restricted deposits	36
Property, software and equipment, net	41
Intangible assets (b)	1,500
Other long term assets	204
Total assets acquired	6,921

Medical claims liability	1,462
Borrowings under revolving credit facility	285
Accounts payable and accrued expenses (c)	2,030
Return of premium payable	375
Unearned revenue	117
Long term deferred tax liabilities (d)	349
Long term debt (e)	418
Other long term liabilities	452
Total liabilities assumed	5,488

Total identifiable net assets	1,433
Goodwill (f)	3,850
Total assets acquired and liabilities assumed	$5,283

The Company has made the following preliminary fair value adjustments based on information reviewed through June 30, 2016. Significant fair value adjustments are noted as follows:

(a)
The preliminary fair value of premium and related receivables approximated their historical cost, with the exception of the risk corridor receivable associated with the Health Insurance Marketplace. The fair value of the risk corridor receivable was estimated at $9 million.

(b)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The Company has estimated the preliminary fair value of intangibles to be $1.5 billion with a weighted average life of 10 years. The Company expects the identifiable intangible assets to include purchased contract rights, provider contracts, trade names and developed technology. The Company is still in the process of finalizing its intangible valuation.

(c)
Accounts payable and accrued expenses includes approximately $300 million related to premium deficiency reserves based on costs trends existing prior to the acquisition date. The premium deficiency reserves are primarily associated with losses in the individual commercial business, largely in California, unfavorable performance in the Arizona commercial business as well as unfavorable performance in the Medicare business primarily in Oregon and Arizona. The premium deficiency reserve for the individual PPO commercial contracts in California includes future losses associated with substance abuse rehabilitation claims.

(d)	The preliminary deferred tax liabilities are presented net of $500 million of deferred tax assets.

(e)
Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Health Net's $400 million Senior Notes assumed in the acquisition was $418 million. The $18 million increase will be amortized as a reduction to interest expense over the remaining life of the debt.

(f)
The acquisition resulted in $3.9 billion of goodwill related primarily to buyer specific synergies expected from the acquisition and the assembled workforce of Health Net. This goodwill is not deductible for income tax purposes. The assignment of goodwill to the Company's respective segments has not been completed at this time.

Statement of Operations

From the acquisition date through June 30, 2016, the Company's Consolidated Statements of Operations include total Health Net revenues of $4,269 million and $4,623 million for the three and six months ended June 30, 2016, respectively. It is impracticable to determine the effect on net income resulting from the Health Net acquisition for the three and six months ended June 30, 2016, as the Company immediately integrated Health Net into its ongoing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma total revenues for the six months ended June 30, 2016 were $21,523 million. The following table presents supplemental pro forma information for the three and six months ended June 30, 2015 ($ in millions, except per share data).

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total revenues	$9,650	$18,657
Net earnings attributable to Centene Corporation	$91	$130
Diluted earnings per share	$0.53	$0.76

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2015 and is not a projection of future results. It is impracticable for the Company to determine the pro forma earnings information for the six months ended June 30, 2016 due to the nature of obtaining that information as the Company immediately integrated Health Net into its ongoing operations.

The unaudited pro forma financial information reflects the historical results of Centene and Health Net adjusted as if the acquisition had occurred on January 1, 2015, primarily for the following:

•	Additional interest income associated with adjusting the amortized cost of Health Net's investment portfolio to fair value.

•	Elimination of historical Health Net intangible asset amortization expense and addition of amortization expense based on the current preliminary values of identifiable intangible assets.

•	Interest expense associated with financing the acquisition and amortization of the fair value adjustment to Health Net's debt.

•	Additional stock compensation expense related to the amortization of the fair value increase to Health Net rollover stock awards.

•	Increased tax expense due to the assumption that Centene would be subject to the IRS Regulation 162(m)(6) beginning in 2015.

•	Elimination of acquisition related costs.

Restructuring Related Charges

In connection with the Health Net acquisition, the Company undertook a restructuring plan as a result of the integration of Health Net's operations into its business, resulting in a reduction in workforce beginning in 2016 and continuing through early 2017. The restructuring related costs are classified as general and administrative expenses in the Consolidated Statements of Operations. Changes in the restructuring liability for the six months ended June 30, 2016 were as follows ($ in millions):

	June 30, 2016
	Employee Termination Costs	Stock Based Compensation	Total
Total accrued restructuring costs as of December 31, 2015	$—	$—	$—
Charges incurred	32	38	70
Paid/settled	(18)	(38)	(56)
Total accrued restructuring costs as of June 30, 2016	$14	$—	$14

For the three and six months ended June 30, 2016, the Company recorded employee termination costs of $18 million and $32 million and stock based compensation of $7 million and $38 million, respectively, in the Managed Care Segment. The Company expects to record a total of approximately $50 million of employee termination costs and $43 million of stock based compensation in connection with the acquisition, the majority of which is expected to be incurred through 2016 and early 2017.

Commitments

In connection with obtaining regulatory approval of the Health Net acquisition from the California Department of Insurance and the California Department of Managed Health Care, the Company committed to certain undertakings (the Undertakings). The Undertakings included, among other items, operational commitments around premiums, dividend restrictions, minimum Risk Based Capital (RBC) levels, local offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, the Company agreed to, among other things:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition;

•	build a service center in an economically distressed community in California, investing $200 million over ten years and employing at least 300 people;

•
contribute $65 million to improve enrollee health outcomes ($10 million over ten years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the health care delivery system ($50 million over five years), (of which, the present value of $62 million was expensed in the six months ended June 30, 2016 and classified as general and administrative expenses in the Consolidated Statements of Operations); and

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.

4. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$293	$3	$—	$296	$431	$—	$(2)	$429
Corporate securities	1,885	28	(1)	1,912	859	2	(8)	853
Restricted certificates of deposit	5	—	—	5	5	—	—	5
Restricted cash equivalents	73	—	—	73	78	—	—	78
Municipal securities	1,520	33	(1)	1,552	496	2	(1)	497
Asset-backed securities	298	2	(1)	299	163	—	(1)	162
Residential mortgage-backed securities	197	3	(1)	199	66	1	—	67
Commercial mortgage-backed securities	320	3	—	323	40	—	—	40
Cost and equity method investments	135	—	—	135	71	—	—	71
Life insurance contracts	16	—	—	16	16	—	—	16
Total	$4,742	$72	$(4)	$4,810	$2,225	$5	$(12)	$2,218

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2016, 95% of the Company’s investments in rated securities carry an investment grade rating by S&P and Moody's.  At June 30, 2016, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.3 years at June 30, 2016.

In January 2016, the Company completed a 19% investment in a data analytics business and as a result, issued 1.1 million shares of Centene common stock, valued at $68 million, to the selling stockholders. The investment is being accounted for using the equity method of accounting.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2016				December 31, 2015
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$2	$—	$—	$(2)	$294	$—	$14
Corporate securities	(1)	228	—	80	(6)	561	(2)	41
Municipal securities	(1)	76	—	30	(1)	208	—	5
Asset-backed securities	(1)	83	—	6	(1)	121	—	8
Residential mortgage-backed securities	(1)	39	—	—	—	30	—	—
Commercial mortgage-backed securities	—	64	—	10	—	34	—	—
Total	$(4)	$492	$—	$126	$(10)	$1,248	$(2)	$68

As of June 30, 2016, the gross unrealized losses were generated from 374 positions out of a total of 2,476 positions.  The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	June 30, 2016				December 31, 2015
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$443	$443	$109	$109	$176	$176	$93	$93
One year through five years	1,912	1,935	28	28	1,662	1,654	22	22
Five years through ten years	944	964	—	—	267	268	—	—
Greater than ten years	491	508	—	—	5	5	—	—
Asset-backed securities	815	823	—	—	—	—	—	—
Total	$4,605	$4,673	$137	$137	$2,110	$2,103	$115	$115

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

The following table summarizes fair value measurements by level at June 30, 2016, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$2,710	$—	$—	$2,710
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$215	$22	$—	$237
Corporate securities	—	1,912	—	1,912
Municipal securities	—	1,552	—	1,552
Asset-backed securities	—	299	—	299
Residential mortgage-backed securities	—	199	—	199
Commercial mortgage-backed securities	—	323	—	323
Total investments	$215	$4,307	$—	$4,522
Restricted deposits available for sale:
Cash and cash equivalents	$73	$—	$—	$73
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	59	—	—	59
Total restricted deposits	$137	$—	$—	$137
Other long term assets: Interest rate swap agreements	$—	$42	$—	$42
Total assets at fair value	$3,062	$4,349	$—	$7,411
Liabilities
Other long term liabilities:
Interest rate swap agreements	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At June 30, 2016, there were no transfers from Level I to Level II and $38 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $151 million and $87 million as of June 30, 2016 and December 31, 2015, respectively.

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

During the second quarter of 2016, the Company recognized a $70 million net pre-tax benefit related to the reconciliation of 2015 risk adjustment and reinsurance programs.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	June 30, 2016	December 31, 2015
Risk adjustment	$(424)	$(108)
Reinsurance	217	24
Risk corridor	2	(4)
Minimum medical loss ratio	(16)	(15)

7. Debt

Debt consists of the following ($ in millions):

	June 30, 2016	December 31, 2015
$425 million 5.75% Senior notes, due June 1, 2017	$427	$428
$400 million 6.375% Senior notes, due June 1, 2017	414	—
$1,400 million 5.625% Senior notes, due February 15, 2021	1,400	—
$1,000 million 4.75% Senior notes, due May 15, 2022	1,008	500
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	—
Fair value of interest rate swap agreements	42	9
Total senior notes	4,291	937
Revolving credit agreement	185	225
Mortgage notes payable	66	67
Capital leases and other	19	6
Debt issuance costs	(67)	(14)
Total debt	4,494	1,221
Less current portion	(845)	(5)
Long term debt	$3,649	$1,216

Senior Notes

In February 2016, a wholly owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,400 million in aggregate principal amount of 5.625% Senior Notes ($1,400 Million Notes) at par due 2021 and $1,000 million in aggregate principal amount of 6.125% Senior Notes ($1,000 Million Notes) at par due 2024. In July 2016, the Company completed an exchange offer, whereby it offered to exchange all of the outstanding $1,400 Million Notes and the $1,000 Million Notes for identical securities that have been registered under the Securities Act of 1933. The Company used the net proceeds of the offering, together with borrowings under the Company's new $1,000 million revolving credit facility and cash on hand, primarily to fund the cash consideration for the Health Net acquisition, and to pay acquisition and offering related fees and expenses.

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

In connection with the closing of the Health Net acquisition, the Company assumed the $400 million in aggregate principal amount of Health Net's 6.375% Senior Notes due 2017, recorded at acquisition date fair value of $418 million.

In June 2016, the Company issued an additional $500 million in aggregate principal amount of 4.75% Senior Notes due 2022 ($500 Million Add-on Notes) at a premium to yield of 4.41%. The $500 Million Add-on Notes were offered as additional debt securities under the indenture governing the $500 million in aggregate principal amount of 4.75% Senior Notes issued in April 2014. The Company used the net proceeds of the offering to repay amounts outstanding under its Revolving Credit Facility and to pay offering related fees and expenses.

The indentures governing the $425 million in aggregate principal amount of 5.75% Senior Notes due 2017, the $1,400 Million Notes, the $1,000 million of its 4.75% Senior Notes due 2022, and the $1,000 Million Notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. The indentures governing the $400 million notes due 2017 contain non-financial and financial covenants of Health Net, Inc., including requirements of a minimum fixed charge coverage ratio. At June 30, 2016, the Company was in compliance with all covenants.

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

•$250 million expiring on June 1, 2017;
•$600 million expiring on February 15, 2021;
•$500 million expiring on May 15, 2022; and,
•$1,000 million expiring on February 15, 2024.

Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 3.88% adjusted quarterly. At June 30, 2016, the weighted average rate was 4.51%.

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

Revolving Credit Agreement

In connection with the closing of the Health Net acquisition on March 24, 2016, the Company's existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of June 30, 2016, the Company had $185 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.25%, and the Company was in compliance with all covenants.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of June 30, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Also, upon the closing of the Health Net acquisition, the Company assumed, fully repaid $285 million in outstanding borrowings under, and terminated the existing Health Net revolving credit facility.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $43 million as of June 30, 2016, which were not part of the revolving credit facility. The Company also had letters of credit for $51 million (valued at June 30, 2016 conversion rate), or €46 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.51% as of June 30, 2016. The Company had outstanding surety bonds of $363 million as of June 30, 2016.

8. Stockholders' Equity

In March 2016, the Company issued 48,449,444 shares of Centene common stock, with a fair value of approximately $3,038 million, paid approximately $2,243 million in cash in exchange for all the outstanding shares of Health Net common stock and outstanding equity awards, and recorded $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

In January 2016, the Company completed a 19% investment in a data analytics business and as a result, issued 1,144,462 shares of Centene common stock to the selling stockholders. The investment is being accounted for using the equity method of accounting.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$170	$88	$154	$152
Discontinued operations, net of tax	(1)	—	(2)	(1)
Net earnings	$169	$88	$152	$151

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	170,558,778	119,003,569	148,050,927	118,894,269
Common stock equivalents (as determined by applying the treasury stock method)	3,219,759	3,961,442	3,096,713	3,891,190
Weighted average number of common shares and potential dilutive common shares outstanding	173,778,537	122,965,011	151,147,640	122,785,459

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.00	$0.74	$1.04	$1.28
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Basic earnings per common share	$0.99	$0.74	$1.03	$1.27

Diluted:
Continuing operations	$0.98	$0.72	$1.02	$1.24
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Diluted earnings per common share	$0.97	$0.72	$1.01	$1.23

The calculation of diluted earnings per common share for the three and six months ended June 30, 2016 excludes the impact of 47,886 and 51,175 shares, respectively, related to anti-dilutive restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2015 excludes the impact of 49,754 and 59,828 shares, respectively, related to anti-dilutive restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.

The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. Subsequent to the closing of the Health Net acquisition, the Managed Care segment also includes the operations previously included in Health Net's Western Region Operations Segment, with the exception of certain operations of its pharmaceutical services and behavioral health subsidiaries. The portions of Health Net's Western Region Operations segment included in the Managed Care segment consist of the following Health Net operations: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon and Washington.

The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Subsequent to the closing of the Health Net acquisition, the Specialty Services segment also includes the operations previously included in the Government Contracts segment of Health Net as well as certain operations of its pharmaceutical services and behavioral health subsidiaries, the latter of which Health Net previously included in its Western Region Operations segment. The Government Contracts business includes the Company's government-sponsored managed care support contract with the DoD under the TRICARE program in the North Region, the MFLC contract with the DoD, and other health care related government contracts, including PC3/Choice with the VA.

Segment information for the three months ended June 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$10,074	$823	$—	$10,897
Total revenues from internal customers	54	1,411	(1,465)	—
Total revenues	$10,128	$2,234	$(1,465)	$10,897
Earnings from operations	$336	$41	$—	$377

Segment information for the three months ended June 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$4,967	$539	$—	$5,506
Total revenues from internal customers	26	1,176	(1,202)	—
Total revenues	$4,993	$1,715	$(1,202)	$5,506
Earnings from operations	$125	$48	$—	$173

Segment information for the six months ended June 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$16,429	$1,421	$—	$17,850
Total revenues from internal customers	88	2,859	(2,947)	—
Total revenues	$16,517	$4,280	$(2,947)	$17,850
Earnings from operations	$314	$83	$—	$397

Segment information for the six months ended June 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$9,579	$1,058	$—	$10,637
Total revenues from internal customers	50	2,251	(2,301)	—
Total revenues	$9,629	$3,309	$(2,301)	$10,637
Earnings from operations	$220	$82	$—	$302

As discussed in Note 3. Health Net, the assignment of goodwill to the Company's segment has not been completed at this time. The Company will update segment asset disclosures once a preliminary allocation is available.

11. Contingencies

Overview

The Company records reserves and accrues costs for certain legal proceedings and regulatory matters to the extent that it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect the Company's best estimate of the probable loss for such matters, the recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to, they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings and/or a wide range of potential outcomes; or result in a change of business practices.

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below under the headings “Kentucky” and “California.” Except for the "Kentucky" and "California" proceedings, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

Kentucky

On July 5, 2013, the Company's subsidiary, Kentucky Spirit Health Plan, Inc. (Kentucky Spirit), terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believed it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. In response, the Commonwealth alleged that Kentucky Spirit's exit would constitute a material breach of contract.  The Commonwealth seeks to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. The Commonwealth has asserted that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputes the Commonwealth's alleged damages on several grounds. Prior to terminating the contract, Kentucky Spirit filed a legal complaint in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.

On February 6, 2015, the Kentucky Court of Appeals affirmed a Franklin Circuit Court ruling that Kentucky Spirit did not have a contractual right to terminate the contract early. The Court of Appeals also found that the contract’s liquidated damages provision “is applicable in the event of a premature termination of the Contract term.” On September 8, 2015, Kentucky Spirit filed a motion for discretionary review seeking Kentucky Supreme Court review of the finding that Kentucky Spirit's departure constituted a breach of contract. On April 27, 2016, the Kentucky Supreme Court declined discretionary review, thereby making the Court of Appeals decision final. The question of damages is pending and will be determined by the Franklin Circuit Court. Kentucky Spirit believes it is not liable for damages because there was a prior breach of the contract by the Commonwealth, as alleged in Kentucky Spirit’s complaint.

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

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8 percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet (FAC), Kentucky Spirit contested CHFS' jurisdiction to make such a determination. The FAC did not issue a decision within the required 120 days. On August 13, 2015, Kentucky Spirit filed a declaratory judgment action against the Commonwealth in Franklin Circuit Court seeking a declaration that the Commonwealth may not purport to issue a decision against Kentucky Spirit awarding damages to itself when the matter is already before the Kentucky courts. The Commonwealth filed counterclaims seeking a Declaration of Rights and Entry of Judgment on its determination letter. On December 1, 2015 the Franklin Circuit Court consolidated this declaratory judgment action with Kentucky Spirit’s other litigation claims against the Commonwealth. Discovery is proceeding in the consolidated litigation matters.

The resolution of the Kentucky litigation matters is subject to numerous uncertainties and may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.

California

The Company's California subsidiary, Health Net of California, Inc. (Health Net California), has been named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 20, 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. The Company expects an initial status conference shortly after the assignment of a presiding judge. The Company intends to vigorously defend itself against these claims; however this matter is subject to many uncertainties.

Miscellaneous Proceedings

Excluding the "Kentucky" and "California" matters discussed above, the Company is also routinely subjected to legal and regulatory proceedings in the normal course of business.  These matters can include, without limitation:

•
periodic compliance reviews by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, payment of out-of-network claims, rules relating to pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996;

•
litigation arising out of general business activities, such as tax matters, disputes related to health care benefits coverage or reimbursement, and medical malpractice, privacy, real estate, intellectual property and employment-related claims;

•
disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, and claims alleging that the Company has engaged in unfair business practices.

Among other things, these matters may result in awards of damages, fines or penalties, which could be substantial, and/or could require changes to the Company’s business. The Company intends to vigorously defend itself against the miscellaneous legal and regulatory proceedings to which it is currently a party; however, these proceedings are subject to many uncertainties. In some of the cases pending against the Company, substantial non-economic or punitive damages are being sought.

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

OVERVIEW

Key financial metrics for the second quarter of 2016 are summarized as follows:

•	Managed care membership of 11.4 million, an increase of 6.8 million members, or 148% year over year.

•	Total revenues of $10.9 billion, representing 98% growth year over year.

•	Health benefits ratio of 86.6%, compared to 89.1% in 2015.

•	General and administrative expense ratio of 9.2%, or 9.0% excluding Health Net acquisition related expenses for the second quarter of 2016, compared to 8.4% in the second quarter of 2015.

•
Operating cash flows of $(420) million for the second quarter of 2016, reflecting an increase in premium and related receivables due to the timing of June capitation payments from several of our states.

•
Diluted earnings per share for the second quarter of 2016 of $0.98, or $1.29 of Adjusted diluted EPS when excluding Health Net acquisition related expenses and amortization of acquired intangible assets, including a $0.19 per diluted share benefit related to the 2015 risk adjustment and reinsurance reconciliations under the Affordable Care Act (ACA) in connection with our health insurance marketplace business. In comparison, diluted EPS for the second quarter of 2015 was $0.72, or $0.76 Adjusted diluted EPS when excluding Health Net acquisition related expenses and amortization of acquired intangible assets. A reconciliation of GAAP diluted earnings per share to Adjusted diluted EPS is highlighted below:

	Three Months Ended June 30,
	2016	2015
GAAP diluted earnings per share (EPS)	$0.98	$0.72
Health Net acquisition related expenses	0.16	0.01
Amortization of acquired intangible assets	0.15	0.03
Adjusted diluted EPS	$1.29	$0.76
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

In June 2016, Centurion began operating under two new contracts with the State of New Mexico Corrections Department to provide correctional medical health care services and pharmacy services.

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

•
Health Net. On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net for approximately $6.0 billion, including the assumption of debt. This strategic acquisition broadens our current service offerings, providing expansion in Medicaid and Medicare programs. This acquisition provides further diversification across our markets and products through the addition of government-sponsored care under federal contracts with the Department of Defense (DoD) and the U.S. Department of Veteran's Affairs (VA), as well as Medicare Advantage. Health Net's operations are primarily concentrated in the states of California, Arizona, Oregon, and Washington.

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

•
Louisiana. In February 2015, our Louisiana subsidiary, Louisiana Healthcare Connections, began operating under a new contract with the Louisiana Department of Health to serve Healthy Louisiana (Medicaid) beneficiaries. Members previously served under the shared savings program were transitioned to the at-risk program on February 1, 2015.

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

•
Washington. In April 2016, our subsidiary, Coordinated Care of Washington, began operating as the sole contractor with the Washington State Health Care Authority to provide foster care services through the Apple Health Foster Care contract.

We expect the following items to contribute to our future growth potential:

•	We expect to realize benefits from the Health Net acquisition completed on March 24, 2016.

•
We expect to realize the full year benefit in 2016 of business commenced during 2015 in Arizona, Florida, Indiana, Louisiana, Michigan, Mississippi, Oregon, South Carolina, Texas and Vermont as discussed above.

•
In July 2016, it was announced that the Department of Defense awarded our wholly-owned subsidiary, Health Net Federal Services, the TRICARE West Region contract. We will continue to operate in the TRICARE North Region until the middle of 2017, when we expect to start health care delivery for the West Region.

•	In July 2016, our subsidiary, Centurion of Mississippi, LLC, began operating under a new three-year contract to provide healthcare services to the MDOC.

•
In July 2016, our Louisiana subsidiary, Louisiana Healthcare Connections, began serving Medicaid expansion members pursuant to an executive order, signed by the governor of Louisiana, to expand Medicaid coverage under the Affordable Care Act.

•
In June 2016, our Indiana subsidiary, Managed Health Services, was selected by the Indiana Family & Social Services Administration to begin contract negotiations to provide risk-based managed care services for enrollees in the Healthy Indiana Plan and Hoosier Healthwise programs. This new contract is expected to commence on January 1, 2017.

•
In May 2016, our specialty solutions division, Envolve, Inc. was selected by Maryland Care Inc. d/b/a Maryland Physicians Care MCO to provide health plan management services for its Medicaid operations in Maryland effective July 1, 2017.

•
In April 2016, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the Pennsylvania Department of Human Services to service Medicaid recipients enrolled in the HealthChoices program in three zones. In July 2016, the Commonwealth reissued the request for proposal with an anticipated commencement of April 2017.

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

•
In October 2015, our subsidiary, Superior HealthPlan, Inc., was awarded a contract by the Texas HHSC to serve seven delivery areas for STAR Kids Medicaid recipients, more than any other successful bidder. The new contract is expected to commence on November 1, 2016.

•
In September 2015, our subsidiary, Peach State Health Plan, was one of the Care Management Organizations selected to serve Medicaid recipients enrolled in the Georgia Families, PeachCare for Kids and Planning for Healthy Babies programs. The expiration of the current contract was extended for one year and expires June 30, 2017.

MEMBERSHIP

From June 30, 2015 to June 30, 2016, we increased our managed care membership by 6.8 million, or 148%.  The following table sets forth the Company's membership by state for its managed care organizations:

	June 30, 2016	December 31, 2015	June 30, 2015
Arizona	597,700	440,900	210,900
Arkansas	52,800	41,900	45,400
California	3,097,600	186,000	178,700
Florida	726,200	510,400	470,300
Georgia	493,300	408,600	405,000
Illinois	234,700	207,500	209,100
Indiana	291,000	282,100	250,400
Kansas	144,800	141,000	143,000
Louisiana	375,300	381,900	358,900
Massachusetts	47,100	61,500	61,500
Michigan	2,200	4,800	2,700
Minnesota	9,500	9,600	10,900
Mississippi	323,800	302,200	250,600
Missouri	102,900	95,100	82,600
New Hampshire	79,700	71,400	70,800
New Mexico	7,100	—	—
Ohio	319,000	302,700	287,100
Oregon	221,500	98,700	—
South Carolina	113,700	104,000	112,600
Tennessee	20,800	20,000	21,400
Texas	1,037,000	983,100	969,700
Vermont	1,600	1,700	2,800
Washington	239,700	209,400	214,100
Wisconsin	76,100	77,100	78,600
Total at-risk membership	8,615,100	4,941,600	4,437,100
TRICARE eligibles	2,815,700	—	—
Non-risk membership	—	166,300	176,600
Total	11,430,800	5,107,900	4,613,700

The following table sets forth our membership by line of business:

	June 30, 2016	December 31, 2015	June 30, 2015
Medicaid:
TANF, CHIP & Foster Care	5,541,200	3,763,400	3,536,000
ABD & LTC	757,500	478,600	454,000
Behavioral Health	455,800	456,800	203,900
Commercial	1,423,400	146,100	167,400
Medicare & Duals	300,700	37,400	28,200
Correctional	136,500	59,300	47,600
Total at-risk membership	8,615,100	4,941,600	4,437,100
TRICARE eligibles	2,815,700	—	—
Non-risk membership	—	166,300	176,600
Total	11,430,800	5,107,900	4,613,700

At June 30, 2016, the Company served 1,004,200 members in Medicaid expansion programs in nine states and 363,600 dual-eligible members, compared to 368,900 members in Medicaid expansion programs in seven states and 187,400 dual-eligible members at June 30, 2015, included in the table above. At June 30, 2016, the Company served 617,700 members in Health Insurance Marketplaces, compared to 167,400 at June 30, 2015.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2016 and 2015, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2016 and 2015 is as follows ($ in millions, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change 2015-2016	2016	2015	% Change 2015-2016
Premium	$9,688	$4,692	106%	$15,674	$8,991	74%
Service	588	492	20%	1,013	954	6%
Premium and service revenues	10,276	5,184	98%	16,687	9,945	68%
Premium tax and health insurer fee	621	322	93%	1,163	692	68%
Total revenues	10,897	5,506	98%	17,850	10,637	68%
Medical costs	8,385	4,181	101%	13,696	8,042	70%
Cost of services	515	419	23%	882	821	7%
General and administrative expenses	949	437	117%	1,671	833	101%
Amortization of acquired intangible assets	43	5	n.m.	52	12	333%
Premium tax expense	498	239	108%	948	520	82%
Health insurer fee expense	130	52	150%	204	107	91%
Earnings from operations	377	173	118%	397	302	31%
Other income (expense), net	(20)	(1)	n.m.	(38)	(2)	n.m.
Earnings from continuing operations, before income tax expense	357	172	108%	359	300	20%
Income tax expense	188	84	124%	205	147	39%
Earnings from continuing operations, net of income tax expense	169	88	92%	154	153	1%
Discontinued operations, net of income tax benefit	(1)	—	n.m.	(2)	(1)	(100)%
Net earnings	168	88	91%	152	152	—%
(Earnings) loss attributable to noncontrolling interests	1	—	n.m.	—	(1)	100%
Net earnings attributable to Centene Corporation	$169	$88	92%	$152	$151	1%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$170	$88	93%	$154	$152	1%
Discontinued operations, net of income tax benefit	(1)	—	n.m.	(2)	(1)	(100)%
Net earnings	$169	$88	92%	$152	$151	1%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$0.98	$0.72	36%	$1.02	$1.24	(18)%
Discontinued operations	(0.01)	—	n.m.	(0.01)	(0.01)	—%
Total diluted earnings per common share	$0.97	$0.72	35%	$1.01	$1.23	(18)%
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

Our specialty services generate revenues under contracts with state and federal programs, healthcare organizations, and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under its government-sponsored managed care support contract with the DoD under the TRICARE program in the North Region (T-3 contract) on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, the Company adjusts revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

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

Some states enact premium taxes, similar assessments and provider and hospital pass-through payments, collectively, premium taxes, and these premium taxes are recorded as a component of revenues as well as operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF). If we are able to negotiate reimbursement of portions of these premium taxes or the HIF, we recognize revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the “gross-up” to reflect the HIFs non-tax deductible nature. We exclude both revenue and expenses associated with the HIF and premium taxes from our key ratios as we believe they are a pass-through of costs and not indicative of our operating performance. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations.

The Centers for Medicare and Medicaid Services (CMS) deploys a risk adjustment model that retroactively apportions Medicare premiums paid according to health severity and certain demographic factors. The model pays more for members whose medical history indicates they have certain medical conditions. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. The Company estimates the amount of risk adjustment based upon the diagnosis and pharmacy data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis. Our Health Net acquisition expands our contracts with CMS to include Medicare Advantage products. In addition, with the Health Net acquisition, we now have Medicare Advantage Plus Prescription Drug (MAPD) plans that cover both prescription drugs (Part D) and medical care. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. We provide prescription drug benefits as part of our Medicare Advantage and dual eligible offerings.

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

Cost of Services

Cost of services expense includes the pharmaceutical costs associated with our pharmacy benefit manager and specialty pharmacy's external revenues and certain direct costs to support the functions responsible for generation of our service revenues. These expenses consist of the salaries and wages of the professionals who provide the services and associated expenses. Health care costs associated with Part D of our MAPD plans are recognized as the costs and expenses are incurred.

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

Health Insurer Fee

The HIF reflects our pro rata share of the annual fee mandated by the ACA to health insurers. The fee is determined based on our premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Total Revenues

Total revenues increased 98% in the three months ended June 30, 2016 over the corresponding period in 2015 primarily as a result of the acquisition of Health Net as well as the impact from expansions, acquisitions or new programs in many of our states in 2015.

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

The HBR for the three months ended June 30, 2016 was 86.6%, compared to 89.1% in the same period in 2015.  The decrease compared to last year is primarily attributable to the acquisition of Health Net, which operates at a lower HBR due to a higher mix of commercial and Medicare business.

Cost of Services

Cost of services increased by $96 million in the three months ended June 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net, partially offset by lower specialty pharmacy volumes for Hepatitis C treatments. The cost of service ratio for the three months ended June 30, 2016, was 87.6%, compared to 85.2% in the same period in 2015.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $512 million in the three months ended June 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net.

The G&A expense ratio was 9.2%, or 9.0% excluding Health Net acquisition related expenses for the second quarter of 2016, compared to 8.4% in the second quarter of 2015. The increase in the G&A expense ratio is primarily attributable to the addition of the Health Net business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2016	2015
Investment and other income	$32	$10
Interest expense	(52)	(11)
Other income (expense), net	$(20)	$(1)

The increase in investment income in 2016 reflects an increase in investment balances over 2015. Interest expense increased in 2016 compared to 2015, primarily reflecting the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction, the issuance of an additional $500 million in Senior Notes in June 2016, and the assumption of Health Net's $400 million in Senior Notes.

Income Tax Expense

Our effective tax rate for the three months ended June 30, 2016 and 2015, was 52.7% and 48.8%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the HIF.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$10,128	$4,993	103%
Specialty Services	2,234	1,715	30%
Eliminations	(1,465)	(1,202)	(22)%
Consolidated Total	$10,897	$5,506	98%
Earnings from Operations
Managed Care	$336	$125	169%
Specialty Services	41	48	(15)%
Consolidated Total	$377	$173	118%

Managed Care

The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. Subsequent to the closing of the Health Net acquisition, the Managed Care segment also includes the operations previously included in Health Net's Western Region Operations Segment, with the exception of certain operations of its pharmaceutical services and behavioral health subsidiaries. The portions of Health Net's Western Region Operations segment included in the Managed Care segment consist of the following Health Net operations: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon and Washington.

Total revenues increased 103% in the three months ended June 30, 2016, primarily as a result of the acquisition of Health Net, as well as expansions, new programs or growth in many of our states, particularly Florida, Louisiana, Mississippi, Oregon, Texas, and Washington. Earnings from operations increased $211 million between years primarily reflecting the acquisition of Health Net and growth in the business.

Specialty Services

The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Subsequent to the closing of the Health Net acquisition, the Specialty Services segment also includes the operations previously included in the Government Contracts segment of Health Net as well as certain operations of its pharmaceutical services and behavioral health subsidiaries, the latter of which Health Net previously included in its Western Region Operations segment. The Government Contracts business includes the Company's government-sponsored managed care support contract with the DoD under the TRICARE program in the North Region, the MFLC contract with the DoD, and other health care related government contracts, including PC3/Choice with the VA.

Total revenues increased 30% in the three months ended June 30, 2016, resulting primarily from the acquisition of Health Net, growth in our behavioral health business, increased services associated with membership growth in the Managed Care segment, and growth in our correctional services business.  Earnings from operations decreased $7 million in the three months ended June 30, 2016, primarily due to lower earnings in our home health business partially offset by an increase in earnings due to the Health Net acquisition.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Total Revenues

Total revenues increased 68% in the six months ended June 30, 2016 over the corresponding period in 2015 primarily as a result of the acquisition of Health Net, as well as the impact from expansions, acquisitions or new programs in many of our states in 2015. During the six months ended June 30, 2016, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The HBR represents medical costs as a percentage of premium revenues (excluding premium tax and health insurer fee revenues) and reflects the direct relationship between the premium received and the medical services provided.

The HBR for the six months ended June 30, 2016, was 87.4%, compared to 89.4% in the same period in 2015.  The decrease compared to last year is primarily attributable to the acquisition of Health Net (which operates at a lower HBR due to a higher mix of commercial and Medicare business) and membership growth in Medicaid expansion and Health Insurance Marketplace, which all operate at a lower HBR, as well as improvement in medical expense in the higher acuity populations.

Cost of Services

Cost of services increased by $61 million in the six months ended June 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net, partially offset by lower specialty pharmacy volumes for Hepatitis C treatments. The cost of service ratio for the six months ended June 30, 2016, was 87.1%, compared to 86.1% in the same period in 2015.

General & Administrative Expenses

G&A increased by $838 million in the six months ended June 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net, acquisition related expenses, and restructuring and integration costs. During the six months ended June 30, 2016, we recorded approximately $214 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.89.

The consolidated G&A expense ratio for the six months ended June 30, 2016 was 10.0%, or 8.7% excluding Health Net acquisition related expenses, compared to 8.4% for the six months ended June 30, 2015.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2016	2015
Investment and other income	$47	$19
Interest expense	(85)	(21)
Other income (expense), net	$(38)	$(2)

The increase in investment income in 2016 reflects an increase in investment balances over 2015. Interest expense increased during the six months ended June 30, 2016 by $64 million primarily reflecting the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction, the issuance of an additional $500 million in Senior Notes in June 2016, and the assumption of Health Net's $400 million in Senior Notes.

Income Tax Expense

Our effective tax rate for the six months ended June 30, 2016 and 2015, was 57.1% and 49.0%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the HIF as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$16,517	$9,629	72%
Specialty Services	4,280	3,309	29%
Eliminations	(2,947)	(2,301)	(28)%
Consolidated Total	$17,850	$10,637	68%
Earnings from Operations
Managed Care	$314	$220	43%
Specialty Services	83	82	1%
Consolidated Total	$397	$302	31%

Managed Care

Total revenues increased 72% in the six months ended June 30, 2016, primarily as a result of the acquisition of Health Net and expansions or new programs in many of our states, particularly Florida, Louisiana, Mississippi, Oregon, Texas, and Washington. Earnings from operations increased $94 million between years primarily reflecting the acquisition of Health Net and growth in the business.

Specialty Services

Total revenues increased 29% in the six months ended June 30, 2016, resulting primarily from the acquisition of Health Net, growth in our behavioral health business, increased services associated with membership growth in the Managed Care segment, and growth in our correctional services business.  Earnings from operations increased $1 million in the six months ended June 30, 2016, representing an increase in earnings due to the acquisition of Health Net, partially offset by lower earnings in our home health business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(225)	$395
Net cash used in investing activities	(1,319)	(299)
Net cash provided by financing activities	2,494	261
Net increase in cash and cash equivalents	$950	$357

Cash Flows (Used in) Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities used cash of $225 million in the six months ended June 30, 2016, compared to cash provided of $395 million in the comparable period in 2015.  The cash used in operating activities in 2016 reflects an increase in premium and related receivables of approximately $600 million due to the timing of June capitation payments from several of our states (substantially all of which has been collected in July).

Cash flows provided by operations in 2015 was primarily related to an increase in medical claims liabilities resulting from the growth in the business and an increase in other long term liabilities, partially offset by increases in premium and related receivables.

Cash flows from operations in each year were impacted by the timing of payments we receive from our states.  As we have seen historically, states may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable.  We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in premium and related receivables at June 30, 2016. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Six Months Ended June 30,
	2016	2015
Increase in premium and related receivables	$(1,121)	$(341)
Decrease in unearned revenue	(50)	(102)
Net decrease in operating cash flow	$(1,171)	$(443)

Cash Flows Used in Investing Activities

Investing activities used cash of $1,319 million for the six months ended June 30, 2016, and $299 million in the comparable period in 2015.  Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, and capital expenditures.

In March 2016, we completed the acquisition of Health Net for approximately $5,986 million, including the assumption of $703 million of debt. The total consideration for the acquisition was $5,283 million, consisting of Centene common shares valued at $3,038 million, $2,243 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

We spent $94 million and $58 million in the six months ended June 30, 2016 and 2015, respectively, on capital expenditures for system enhancements and market expansions.

As of June 30, 2016, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years.  We had unregulated cash and investments of $196 million at June 30, 2016, compared to $78 million at December 31, 2015.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $2,494 million in the six months ended June 30, 2016, compared to $261 million in the comparable period in 2015.  During 2016, our financing activities primarily related to the proceeds from the issuance of Senior Notes in February 2016 associated with the Health Net acquisition and the issuance of additional Senior Notes in June 2016, partially offset by the repayment of debt.

In February 2016, our wholly owned unrestricted subsidiary (Escrow Issuer) issued $1,400 million of 5.625% Senior Notes ($1,400 Million Notes) at par due 2021 and $1,000 million of 6.125% Senior Notes ($1,000 Million Notes) at par due 2024. We used the net proceeds of the offering, together with borrowings under the our new $1,000 million revolving credit facility and cash on hand, to fund the cash consideration for the Health Net acquisition and to pay acquisition and offering related fees and expenses. In connection with the February 2016 issuance, we entered into interest rate swap agreements for notional amounts of $600 million and $1,000 million, at floating rates of interest based on the three month LIBOR plus 4.22% and the three month LIBOR plus 4.44%, respectively. Gains and losses due to changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1,400 Million Notes and $1,000 Million Notes.

In connection with the closing of the Health Net acquisition on March 24, 2016, our then-existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility (Revolving Credit Facility). Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021.

In June 2016, we issued an additional $500 million of 4.75% Senior Notes due 2022 at a premium to yield 4.41% ($500 Million Add-on Notes). The $500 Million Add-on Notes were offered as additional debt securities under the indenture governing the $500 million of 4.75% Senior Notes issued April 2014. We used the net proceeds of the offering to repay amounts outstanding under our Revolving Credit Facility and to pay offering related fees and expenses.

During 2015, our financing activities primarily related to the proceeds from the issuance of senior debt and increased borrowings on our revolving credit agreement. In January 2015, we issued an additional $200 million of 4.75% Senior Notes at par. In connection with the January 2015 issuance, we entered into interest rate swap agreements for a notional amount of $200 million.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of June 30, 2016, we had $185 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of June 30, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $43 million as of June 30, 2016, which were not part of our revolving credit facility. We also had letters of credit for $51 million (valued at the June 30, 2016 conversion rate), or €46 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.51% as of June 30, 2016. In addition, we had outstanding surety bonds of $363 million as of June 30, 2016.

The indentures governing the $425 million notes due 2017, the $1,400 Million Notes, the $1,000 million notes due 2022, and the $1,000 Million Notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. The indentures governing the $400 million notes due 2017 contain non-financial and financial covenants of Health Net, Inc., including requirements of a minimum fixed charge coverage ratio.

At June 30, 2016, we had working capital, defined as current assets less current liabilities, of negative $961 million, compared to negative $24 million at December 31, 2015.  The negative balance at June 30, 2016 is primarily due to the current portion of long term debt. We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At June 30, 2016, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 44.8%, compared to 36.0% at December 31, 2015.  Excluding the $66 million non-recourse mortgage note, our debt to capital ratio was 44.4% as of June 30, 2016, compared to 34.7% at December 31, 2015.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2016 Expectations

During the remainder of 2016, we expect to make net capital contributions to our insurance subsidiaries of approximately $473 million associated with our growth and spend approximately $256 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2016 and borrowings on our Revolving Credit Facility.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations. These obligations contain estimates and are subject to revision under a number of circumstances. Our debt consists of borrowings from our senior notes, Revolving Credit Facility, mortgages and capital leases. The purchase obligations consist primarily of software purchases and maintenance contracts. The contractual obligations and estimated period of payment over the next five years and beyond are as follows ($ in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Medical claims liability	$3,950	$3,950	$—	$—	$—
Debt and interest	5,806	1,117	413	360	3,916
Operating lease obligations	641	123	215	161	142
Purchase obligations	586	311	272	3	—
Other long term liabilities [1]	—	—	—	—	—
Total	$10,983	$5,501	$900	$524	$4,058
________________________________
1 Our Consolidated Balance Sheet as of June 30, 2016, includes $1,346 million of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

Commitments

In connection with obtaining regulatory approval of the Health Net Acquisition from the California Department of Insurance and the California Department of Managed Health Care, we committed to certain undertakings (the Undertakings). The Undertakings included, among other items, operational commitments around premiums, dividend restrictions, minimum Risk Based Capital (RBC) levels, local offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, we agreed to, among other things:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition;

•	build a service center in an economically distressed community in California, investing $200 million over ten years and employing at least 300 people;

•
contribute $65 million to improve enrollee health outcomes ($10 million over ten years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the health care delivery system ($50 million over five years), (of which, the present value of $62 million was expensed in the six months ended June 30, 2016 and classified as general and administrative expenses in the Consolidated Statements of Operations); and

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Our operations are conducted through our subsidiaries.  As managed care organizations, most of our subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us.  Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity’s level of statutory net income and statutory capital and surplus.

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of June 30, 2016, our subsidiaries had aggregate statutory capital and surplus of $3,694 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,210 million.  During the six months ended June 30, 2016, we contributed net $152 million of statutory capital to our subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of June 30, 2016, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2016, we had short term investments of $443 million and long term investments of $4,367 million, including restricted deposits of $137 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2016, the fair value of our fixed income investments would decrease by approximately $143 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,350 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $2,350 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2016, the fair value of our debt would decrease by approximately $116 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to sanctions or penalties; if we are not successful in winning contract renewals or new contracts; or if our existing contracts are terminated, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations or cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our HBR, or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our health benefits ratio can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, major epidemics or pandemics, new medical technologies, pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of June 30, 2016, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

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

There are numerous steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations. Further, legal challenges, additional legislative initiatives and various health insurance reform proposals continue to emerge at both the state and federal levels. For example, in 2015, the U.S. House of Representatives filed suit asserting that the Executive Branch violated the U.S. Constitution by making cost-sharing reduction (CSR) payments to health insurance issuers that had not been appropriated. In May 2016, a federal district court ruled that Congress did not appropriate funds for the ACA's CSR subsidies and enjoined the government from making CSR reimbursements to health insurance issuers, but stayed the ruling pending an appeal. Because of the unsettled nature of these reforms and the numerous steps still required to implement them, we cannot predict what additional requirements will be implemented at the federal or state level, or the effect that any legal challenges or future legislation or regulation will have on our business or our growth opportunities. Although we believe the legislation may provide us with significant opportunities to grow our business, the enacted reforms, as well as future regulations and legislative changes and changes resulting from legal challenges, may in fact have a material adverse effect on our business, results of operations, financial position or liquidity. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

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
We completed the acquisition of Health Net on March 24, 2016. The success of the acquisition of Health Net will depend, in part, on our ability to successfully combine the businesses of the Company and Health Net and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of Health Net’s business with our existing business is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the acquisition. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the acquisition and/or integration.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We have incurred substantial expenses related to the completion of the acquisition of Health Net and are incurring substantial expenses related to the integration of Health Net.
We are in the process of integrating a large number of processes, policies, procedures, operations, technologies and systems, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits, among other things. In addition, the businesses of Centene and Health Net will continue to maintain a presence in St. Louis, Missouri and Woodland Hills, California, respectively. The substantial majority of these costs will be non-recurring expenses related to the acquisition (including financing of the acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We are also incurring transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

We incurred additional indebtedness in connection with the acquisition of Health Net. As of June 30, 2016, we had consolidated indebtedness of approximately $4,494 million, which is significantly greater than the indebtedness of Centene prior to the acquisition. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2016
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 - April 30, 2016	33,025	$61.76	—	3,335,448
May 1 - May 31, 2016	20,177	57.74	—	3,335,448
June 1 - June 30, 2016	22,510	66.03	—	3,335,448
Total	75,712	$61.96	—	3,335,448
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

4.1
Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the 6.375% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Health Net, Inc. (“Health Net”) filed with the SEC on May 18, 2007 (File No. 1-12718)).

10.1*
Form of Restricted Stock Unit Agreement for eligible employees of Health Net under the Health Net, Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Health Net’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718)).

10.2*
Form of Performance Share Award Agreement for eligible employees of Health Net under the Health Net, Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to Health Net’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718)).

10.3*
Form of Restricted Stock Unit Agreement for eligible employees of Health Net under the Health Net, Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Health Net’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718)).

10.4*
Form of Restricted Stock Unit Agreement for non-employee directors of Health Net under the Health Net, Inc. Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Health Net’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718)).

10.5*
Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net (incorporated by reference to Exhibit 10.3 to Health Net’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718)).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 26, 2016.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)