Form 10-Q
period 2016-09-30
CENTENE CORP
filed 2016-10-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒

As of October 14, 2016, the registrant had 170,892,049 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing or incorporated by reference herein are forward-looking statements.  We intend such forward looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof) in connection with, among other things, any discussion of future operating or financial performance.  In particular, these statements include without limitation statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources.  These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A. “Risk Factors.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing.  You should not place undue reliance on any forward looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, including but not limited to:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased health care costs;

•	inflation;

•	foreign currency fluctuations;

•	tax matters;

•	availability of debt and equity financing, on terms that are favorable to us;

•	disasters or major epidemics;

•	changes in economic, political or market conditions;

•	the outcome of legal and regulatory proceedings;

•
changes in federal or state laws or regulations, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any regulations enacted thereunder;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, and TRICARE);

•	challenges to our contract awards;

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on federally facilitated and state based Health Insurance Marketplaces;

•	cyber-attacks or other privacy or data security incidents;

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition of Health Net, Inc., will not be realized, or will not be realized within the expected time period, including, but not limited to, as a result of conditions, terms, obligations or restrictions imposed by regulators in connection with their approval of, or consent to, the acquisition;

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with certain regulatory approvals;

•	disruption from the acquisition making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with, among other things, the acquisition and/or the integration;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses will not be integrated successfully; and

•	our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and other quality scores that impact revenue.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other risk factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical costs.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes Health Net acquisition related expenses and amortization of acquired intangible assets allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide a reconciliation of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

GAAP general and administrative expenses	$940	$458	$2,611	$1,291
Health Net acquisition related expenses	10	18	224	20
General and administrative expenses, excluding Health Net acquisition related expenses	$930	$440	$2,387	$1,271

GAAP net earnings from continuing operations	$146	$92	$300	$244
Health Net acquisition related expenses	10	18	224	20
Amortization of acquired intangible assets	43	6	95	18
Income tax effects of adjustments (1)	(5)	(9)	(106)	(14)
Adjusted net earnings from continuing operations	$194	$107	$513	$268

GAAP diluted earnings per share (EPS)	$0.84	$0.75	$1.89	$1.99
Health Net acquisition related expenses (2)	0.12	0.09	0.98	0.10
Amortization of acquired intangible assets (3)	0.15	0.03	0.36	0.09
Adjusted diluted EPS	$1.11	$0.87	$3.23	$2.18
(1) The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results. The amounts are based on the annual estimated effective income tax rate that would increase or decrease based on the exclusion of these expenses.

(2)
The Health Net acquisition related expenses per diluted share presented above are net of the income tax benefit (expense) of $(0.06) and $0.05 for the three months ended September 30, 2016 and 2015, respectively, and $0.44 and $0.06 for the nine months ended September 30, 2016 and 2015, respectively.

(3)
The amortization of acquired intangible assets per diluted share presented above are net of the income tax benefit of $0.09 and $0.02 for the three months ended September 30, 2016 and 2015, respectively, and $0.23 and $0.05 for the nine months ended September 30, 2016 and 2015, respectively.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,982	$1,760
Premium and related receivables	3,445	1,279
Short term investments	406	176
Other current assets	922	390
Total current assets	7,755	3,605
Long term investments	4,568	1,927
Restricted deposits	137	115
Property, software and equipment, net	725	518
Goodwill	4,730	842
Intangible assets, net	1,566	155
Other long term assets	153	177
Total assets	$19,634	$7,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$3,767	$2,298
Accounts payable and accrued expenses	3,187	976
Return of premium payable	651	207
Unearned revenue	573	143
Current portion of long term debt	845	5
Total current liabilities	9,023	3,629
Long term debt	3,744	1,216
Other long term liabilities	995	170
Total liabilities	13,762	5,015
Commitments and contingencies
Redeemable noncontrolling interests	148	156
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; authorized 400,000,000 shares; 176,467,825 issued and 170,860,752 outstanding at September 30, 2016, and 126,855,477 issued and 120,342,981 outstanding at December 31, 2015	—	—
Additional paid-in capital	4,154	956
Accumulated other comprehensive earnings (loss)	46	(10)
Retained earnings	1,655	1,358
Treasury stock, at cost (5,607,073 and 6,512,496 shares, respectively)	(145)	(147)
Total Centene stockholders’ equity	5,710	2,157
Noncontrolling interest	14	11
Total stockholders’ equity	5,724	2,168
Total liabilities and stockholders’ equity	$19,634	$7,339
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premium	$9,625	$4,983	$25,299	$13,974
Service	590	480	1,603	1,434
Premium and service revenues	10,215	5,463	26,902	15,408
Premium tax and health insurer fee	631	358	1,794	1,050
Total revenues	10,846	5,821	28,696	16,458
Expenses:
Medical costs	8,376	4,433	22,072	12,475
Cost of services	504	413	1,386	1,234
General and administrative expenses	940	458	2,611	1,291
Amortization of acquired intangible assets	43	6	95	18
Premium tax expense	512	274	1,460	794
Health insurer fee expense	129	54	333	161
Total operating expenses	10,504	5,638	27,957	15,973
Earnings from operations	342	183	739	485
Other income (expense):
Investment and other income	33	8	80	27
Interest expense	(57)	(11)	(142)	(32)
Earnings from continuing operations, before income tax expense	318	180	677	480
Income tax expense	171	87	376	234
Earnings from continuing operations, net of income tax expense	147	93	301	246
Discontinued operations, net of income tax benefit	(1)	1	(3)	—
Net earnings	146	94	298	246
(Earnings) attributable to noncontrolling interests	(1)	(1)	(1)	(2)
Net earnings attributable to Centene Corporation	$145	$93	$297	$244

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$146	$92	$300	$244
Discontinued operations, net of income tax benefit	(1)	1	(3)	—
Net earnings	$145	$93	$297	$244

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.85	$0.77	$1.93	$2.05
Discontinued operations	—	0.01	(0.02)	—
Basic earnings per common share	$0.85	$0.78	$1.91	$2.05

Diluted:
Continuing operations	$0.84	$0.75	$1.89	$1.99
Discontinued operations	(0.01)	0.01	(0.02)	—
Diluted earnings per common share	$0.83	$0.76	$1.87	$1.99

Weighted average number of common shares outstanding:
Basic	170,774,587	119,121,524	155,680,769	118,970,853
Diluted	174,312,416	123,131,810	158,960,068	122,904,476
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$146	$94	$298	$246
Reclassification adjustment, net of tax	(1)	—	—	—
Change in unrealized gain on investments, net of tax	5	2	57	3
Foreign currency translation adjustments	(1)	—	(1)	(4)
Other comprehensive earnings (loss)	3	2	56	(1)
Comprehensive earnings	149	96	354	245
Comprehensive (earnings) attributable to noncontrolling interests	(1)	(1)	(1)	(2)
Comprehensive earnings attributable to Centene Corporation	$148	$95	$353	$243

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Nine Months Ended September 30, 2016

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2015	126,855,477	$—	$956	$(10)	$1,358	6,512,496	$(147)	$11	$2,168
Comprehensive Earnings:
Net earnings	—	—	—	—	297	—	—	—	297
Other comprehensive earnings, net of $20 tax	—	—	—	56	—	—	—	—	56
Common stock issued for acquisitions	48,218,310	—	3,074	—	—	(1,375,596)	31	—	3,105
Common stock issued for employee benefit plans	1,394,038	—	7	—	—	—	—	—	7
Common stock repurchases	—	—	—	—	—	470,173	(29)	—	(29)
Stock compensation expense	—	—	112	—	—	—	—	—	112
Excess tax benefits from stock compensation	—	—	5	—	—	—	—	—	5
Contribution from noncontrolling interest	—	—	—	—	—	—	—	3	3
Balance, September 30, 2016	176,467,825	$—	$4,154	$46	$1,655	5,607,073	$(145)	$14	$5,724

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$298	$246
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	189	82
Stock compensation expense	112	48
Deferred income taxes	(17)	(14)
Gain on contingent consideration	(2)	(37)
Goodwill and intangible adjustment	—	28
Changes in assets and liabilities
Premium and related receivables	(906)	(360)
Other current assets	(81)	(103)
Medical claims liabilities	15	394
Unearned revenue	301	(104)
Accounts payable and accrued expenses	99	209
Other long term liabilities	156	101
Other operating activities, net	91	(33)
Net cash provided by operating activities	255	457
Cash flows from investing activities:
Capital expenditures	(211)	(101)
Purchases of investments	(1,528)	(1,077)
Sales and maturities of investments	955	418
Investments in acquisitions, net of cash acquired	(848)	(16)
Other investing activities, net	—	7
Net cash used in investing activities	(1,632)	(769)
Cash flows from financing activities:
Proceeds from borrowings	6,956	1,305
Payment of long term debt	(4,257)	(910)
Common stock repurchases	(29)	(9)
Purchase of noncontrolling interest	(14)	—
Debt issue costs	(59)	(4)
Other financing activities, net	1	(15)
Net cash provided by financing activities	2,598	367
Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase in cash and cash equivalents	1,222	55
Cash and cash equivalents, beginning of period	1,760	1,610
Cash and cash equivalents, end of period	$2,982	$1,665
Supplemental disclosures of cash flow information:
Interest paid	$113	$28
Income taxes paid	$394	$229
Equity issued in connection with acquisitions	$3,105	$12

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

As a result of the completion of the Health Net acquisition, the Company's results of operations for the three and nine months ended September 30, 2016 include the results of operations of Health Net from March 24, 2016 to September 30, 2016. The Health Net segment previously known as the Western Region Operations, with the exception of certain operations of its pharmaceutical services and behavioral health subsidiaries, is included in the Company's Managed Care segment. The portions of Health Net's Western Region Operations segment included in the Managed Care segment consist of the following Health Net operations: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon, and Washington.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of the new lease guidance.

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

In August 2016, the FASB issued an ASU which clarifies how entities should classify certain cash receipts and cash payments on the Consolidated Statements of Cash Flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of the new statement of cash flows guidance.

2. Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 2 entitled “Summary of Significant Accounting Policies” to the company’s Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the Health Net acquisition, material changes to the Company's significant accounting policies during the three and nine months ended September 30, 2016 are described below:

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

The Company's Medicare Advantage contracts are with the CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. The Company and the health care providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.

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

3. Health Net

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers health care services through health plans and government-sponsored managed care plans. The transaction was valued at approximately $5,990 million, including the assumption of $703 million of outstanding debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets.

The total consideration for the acquisition was $5,287 million, consisting of Centene common shares valued at $3,038 million (based on Centene's stock price of $62.70), $2,247 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service. Each Health Net share was converted into 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash. In total, 48,449,444 shares of Centene common stock were issued in connection with the transaction. The cash portion of the acquisition consideration was funded through the issuance of long-term debt as further discussed in Note 7. Debt. For the three and nine months ended September 30, 2016, the Company also recognized acquisition related expenses of $10 million and $224 million, respectively, that were recorded in general and administrative expense in the Consolidated Statements of Operations.

The acquisition of Health Net has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of all the assets acquired and liabilities assumed has not yet been finalized. As a result, preliminary estimates have been recorded and are subject to change. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Since the initial allocation of purchase price, the Company made adjustments and reclassifications to the fair value of certain assets and liabilities acquired, including the premium and related receivables, medical claims liability, accrued liabilities, return of premium payable and deferred taxes, resulting in a net increase of $275 million to goodwill. The Company will continue to revise its preliminary purchase price allocation as additional information becomes available during the remainder of the measurement period. The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of March 24, 2016 is as follows ($ in millions):

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$1,401
Premium and related receivables (a)	1,258
Short term investments	74
Other current assets	448
Long term investments	2,037
Restricted deposits	30
Property, software and equipment, net	41
Intangible assets (b)	1,500
Other long term assets	136
Total assets acquired	6,925

Medical claims liability	1,453
Borrowings under revolving credit facility	285
Accounts payable and accrued expenses (c)	2,033
Return of premium payable	435
Unearned revenue	130
Long term deferred tax liabilities (d)	330
Long term debt (e)	418
Other long term liabilities	430
Total liabilities assumed	5,514

Total identifiable net assets	1,411
Goodwill (f)	3,876
Total assets acquired and liabilities assumed	$5,287

The Company has made certain preliminary fair value adjustments based on information reviewed through September 30, 2016. Significant preliminary fair value adjustments are noted as follows:

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

(c)
Accounts payable and accrued expenses includes approximately $285 million related to premium deficiency reserves based on cost trends existing prior to the acquisition date. The premium deficiency reserves are primarily associated with losses in the individual commercial business, largely in California, unfavorable performance in the Arizona commercial business as well as unfavorable performance in the Medicare business primarily in Oregon and Arizona. The premium deficiency reserve for the individual PPO commercial contracts in California includes anticipated future losses in 2016 associated with substance abuse rehabilitation claims. During the third quarter, the Company lowered the premium deficiency reserve by $15 million, reflecting its revised estimate of substance abuse cost trends.

(d)	The preliminary deferred tax liabilities are presented net of $526 million of deferred tax assets.

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

Statement of Operations

From the acquisition date through September 30, 2016, the Company's Consolidated Statements of Operations include total Health Net revenues of $3,981 million and $8,604 million for the three and nine months ended September 30, 2016, respectively. It is impracticable to determine the effect on net income resulting from the Health Net acquisition for the three and nine months ended September 30, 2016, as the Company immediately integrated Health Net into its ongoing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma total revenues for the nine months ended September 30, 2016 were $32,369 million. The following table presents supplemental pro forma information for the three and nine months ended September 30, 2015 ($ in millions, except per share data).

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total revenues	$9,960	$28,617
Net earnings attributable to Centene Corporation	$85	$215
Diluted earnings per share	$0.49	$1.25

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2015 and is not a projection of future results. It is impracticable for the Company to determine the pro forma earnings information for the nine months ended September 30, 2016 due to the nature of obtaining that information as the Company immediately integrated Health Net into its ongoing operations.

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

Restructuring Related Charges

In connection with the Health Net acquisition, the Company undertook a restructuring plan as a result of the integration of Health Net's operations into its business, resulting in a reduction in workforce beginning in 2016 and expected to continue through early 2017. The restructuring related costs are classified as general and administrative expenses in the Consolidated Statements of Operations. Changes in the restructuring liability for the nine months ended September 30, 2016 were as follows ($ in millions):

	September 30, 2016
	Employee Termination Costs	Stock Based Compensation	Total
Total accrued restructuring costs as of December 31, 2015	$—	$—	$—
Charges incurred	39	40	79
Paid/settled	(25)	(40)	(65)
Total accrued restructuring costs as of September 30, 2016	$14	$—	$14

For the three and nine months ended September 30, 2016, the Company recorded employee termination costs of $7 million and $39 million and stock based compensation of $2 million and $40 million, respectively, in the Managed Care Segment. The Company expects to record a total of approximately $50 million of employee termination costs and $44 million of stock based compensation in connection with the acquisition, the majority of which is expected to be incurred through 2016 and early 2017.

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

•
contribute $65 million to improve enrollee health outcomes ($10 million over ten years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the health care delivery system ($50 million over five years), (of which, the present value of $61 million was expensed in the nine months ended September 30, 2016 and classified as general and administrative expenses in the Consolidated Statements of Operations); and

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.

4. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$288	$2	$—	$290	$431	$—	$(2)	$429
Corporate securities	1,915	30	(2)	1,943	859	2	(8)	853
Restricted certificates of deposit	6	—	—	6	5	—	—	5
Restricted cash equivalents	70	—	—	70	78	—	—	78
Municipal securities	1,638	24	(1)	1,661	496	2	(1)	497
Asset-backed securities	289	2	—	291	163	—	(1)	162
Residential mortgage-backed securities	215	3	(1)	217	66	1	—	67
Commercial mortgage-backed securities	341	15	(1)	355	40	—	—	40
Cost and equity method investments	162	—	—	162	71	—	—	71
Life insurance contracts	116	—	—	116	16	—	—	16
Total	$5,040	$76	$(5)	$5,111	$2,225	$5	$(12)	$2,218

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments.  The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities.  The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2016, 95% of the Company’s investments in rated securities carry an investment grade rating by S&P and Moody's.  At September 30, 2016, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.3 years at September 30, 2016.

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

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2016				December 31, 2015
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$4	$—	$2	$(2)	$294	$—	$14
Corporate securities	(1)	309	(1)	80	(6)	561	(2)	41
Municipal securities	(1)	231	—	32	(1)	208	—	5
Asset-backed securities	—	29	—	21	(1)	121	—	8
Residential mortgage-backed securities	(1)	45	—	—	—	30	—	—
Commercial mortgage-backed securities	(1)	119	—	1	—	34	—	—
Total	$(4)	$737	$(1)	$136	$(10)	$1,248	$(2)	$68

As of September 30, 2016, the gross unrealized losses were generated from 569 positions out of a total of 2,731 positions.  The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	September 30, 2016				December 31, 2015
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$406	$406	$122	$123	$176	$176	$93	$93
One year through five years	1,978	2,000	14	14	1,662	1,654	22	22
Five years through ten years	1,098	1,116	—	—	267	268	—	—
Greater than ten years	577	589	—	—	5	5	—	—
Asset-backed securities	845	863	—	—	—	—	—	—
Total	$4,904	$4,974	$136	$137	$2,110	$2,103	$115	$115

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

The following table summarizes fair value measurements by level at September 30, 2016, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$2,982	$—	$—	$2,982
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$215	$14	$—	$229
Corporate securities	—	1,943	—	1,943
Municipal securities	—	1,661	—	1,661
Asset-backed securities	—	291	—	291
Residential mortgage-backed securities	—	217	—	217
Commercial mortgage-backed securities	—	355	—	355
Total investments	$215	$4,481	$—	$4,696
Restricted deposits available for sale:
Cash and cash equivalents	$70	$—	$—	$70
Certificates of deposit	6	—	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	61	—	—	61
Total restricted deposits	$137	$—	$—	$137
Other long term assets: Interest rate swap agreements	$—	$25	$—	$25
Total assets at fair value	$3,334	$4,506	$—	$7,840

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date.  The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period.  At September 30, 2016, there were no transfers from Level I to Level II and $46 million of transfers from Level II to Level I.  The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date.  The Company designates these securities as Level II fair value measurements.  The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $278 million and $87 million as of September 30, 2016 and December 31, 2015, respectively.

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

During the second quarter of 2016, the Company recognized a $70 million net pre-tax benefit related to the reconciliation of 2015 risk adjustment and reinsurance programs. During the third quarter of 2016, the Company received information from CMS, indicating that some of the participants in the Arizona risk adjustment program were unable to pay the amounts owed. As a result, the uncollected portion has been allocated pro-rata to other insurers in the market. Accordingly, the Company reduced the pre-tax earnings by $19 million during the third quarter.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	September 30, 2016	December 31, 2015
Risk adjustment	$(294)	$(108)
Reinsurance	101	24
Risk corridor	—	(4)
Minimum medical loss ratio	(18)	(15)

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2016	December 31, 2015
$425 million 5.75% Senior notes, due June 1, 2017	$426	$428
$400 million 6.375% Senior notes, due June 1, 2017	411	—
$1,400 million 5.625% Senior notes, due February 15, 2021	1,400	—
$1,000 million 4.75% Senior notes, due May 15, 2022	1,008	500
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	—
Fair value of interest rate swap agreements	25	9
Total senior notes	4,270	937
Revolving credit agreement	300	225
Mortgage notes payable	65	67
Capital leases and other	18	6
Debt issuance costs	(64)	(14)
Total debt	4,589	1,221
Less current portion	(845)	(5)
Long term debt	$3,744	$1,216

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

The indentures governing the $425 million in aggregate principal amount of 5.75% Senior Notes due 2017, the $1,400 Million Notes, the $1,000 million of its 4.75% Senior Notes due 2022, and the $1,000 Million Notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. The indentures governing the $400 million notes due 2017 contain non-financial and financial covenants of Health Net, Inc., including requirements of a minimum fixed charge coverage ratio. At September 30, 2016, the Company was in compliance with all covenants.

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

•$250 million expiring on June 1, 2017;
•$600 million expiring on February 15, 2021;
•$500 million expiring on May 15, 2022; and,
•$1,000 million expiring on February 15, 2024.

Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 3.88% adjusted quarterly. At September 30, 2016, the weighted average rate was 4.69%.

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

Revolving Credit Agreement

In connection with the closing of the Health Net acquisition on March 24, 2016, the Company's existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of September 30, 2016, the Company had $300 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.25%, and the Company was in compliance with all covenants.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of September 30, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Also, upon the closing of the Health Net acquisition, the Company assumed, fully repaid $285 million in outstanding borrowings under, and terminated the existing Health Net revolving credit facility.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $43 million as of September 30, 2016, which were not part of the revolving credit facility. The Company also had letters of credit for $48 million (valued at September 30, 2016 conversion rate), or €42 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.44% as of September 30, 2016. The Company had outstanding surety bonds of $370 million as of September 30, 2016.

8. Stockholders' Equity

In March 2016, the Company issued 48,449,444 shares of Centene common stock, with a fair value of approximately $3,038 million, paid approximately $2,247 million in cash in exchange for all the outstanding shares of Health Net common stock and outstanding equity awards, and recorded $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

In January 2016, the Company completed a 19% investment in a data analytics business and as a result, issued 1,144,462 shares of Centene common stock to the selling stockholders. The investment is being accounted for using the equity method of accounting.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$146	$92	$300	$244
Discontinued operations, net of tax	(1)	1	(3)	—
Net earnings	$145	$93	$297	$244

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	170,774,587	119,121,524	155,680,769	118,970,853
Common stock equivalents (as determined by applying the treasury stock method)	3,537,829	4,010,286	3,279,299	3,933,623
Weighted average number of common shares and potential dilutive common shares outstanding	174,312,416	123,131,810	158,960,068	122,904,476

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.85	$0.77	$1.93	$2.05
Discontinued operations	—	0.01	(0.02)	—
Basic earnings per common share	$0.85	$0.78	$1.91	$2.05

Diluted:
Continuing operations	$0.84	$0.75	$1.89	$1.99
Discontinued operations	(0.01)	0.01	(0.02)	—
Diluted earnings per common share	$0.83	$0.76	$1.87	$1.99

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2016 excludes the impact of 51,593 and 48,380 shares, respectively, related to anti-dilutive restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and nine months ended September 30, 2015 excludes the impact of 28,716 and 84,644 shares, respectively, related to anti-dilutive restricted stock and restricted stock units.

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

Segment information for the three months ended September 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$10,010	$836	$—	$10,846
Total revenues from internal customers	55	1,525	(1,580)	—
Total revenues	$10,065	$2,361	$(1,580)	$10,846
Earnings from operations	$304	$38	$—	$342

Segment information for the three months ended September 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$5,278	$543	$—	$5,821
Total revenues from internal customers	23	1,274	(1,297)	—
Total revenues	$5,301	$1,817	$(1,297)	$5,821
Earnings from operations	$138	$45	$—	$183

Segment information for the nine months ended September 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$26,439	$2,257	$—	$28,696
Total revenues from internal customers	143	4,384	(4,527)	—
Total revenues	$26,582	$6,641	$(4,527)	$28,696
Earnings from operations	$618	$121	$—	$739

Segment information for the nine months ended September 30, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$14,857	$1,601	$—	$16,458
Total revenues from internal customers	73	3,525	(3,598)	—
Total revenues	$14,930	$5,126	$(3,598)	$16,458
Earnings from operations	$358	$127	$—	$485

As discussed in Note 3. Health Net, the assignment of goodwill to the Company's segments has not been completed at this time. The Company will update segment asset disclosures once an allocation is finalized.

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below under the headings "Kentucky" and "California." Except for the "Kentucky" and "California" proceedings, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

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

On February 6, 2015, the Kentucky Court of Appeals affirmed a Franklin Circuit Court ruling that Kentucky Spirit did not have a contractual right to terminate the contract early. The Court of Appeals also found that the contract’s liquidated damages provision “is applicable in the event of a premature termination of the Contract term.” On April 27, 2016, the Kentucky Supreme Court declined discretionary review, thereby making the Court of Appeals decision final. The question of damages is pending and will be determined by the Franklin Circuit Court. Kentucky Spirit believes it is not liable for damages because there was a prior breach of the contract by the Commonwealth, as alleged in Kentucky Spirit’s complaint.

On May 26, 2015, the Commonwealth issued a demand for indemnification to its actuarial firm, for "all defense costs, and any resultant monetary awards in favor of Kentucky Spirit, arising from or related to Kentucky Spirit's claims which are predicated upon the alleged omissions and errors in the Data Book and the certified actuarially sound rates." The actuarial firm moved to intervene in the litigation and the Franklin Circuit Court granted that motion on September 8, 2015. Also, on August 19, 2015, the actuarial firm filed a petition seeking a declaratory judgment that it is not liable to the Commonwealth for indemnification related to the claims asserted by Kentucky Spirit against the Commonwealth. On October 5, 2015, the Commonwealth filed an answer to the actuarial firm's petition and asserted counterclaims/cross-claims against the firm.

On March 9, 2015, the Secretary of the Kentucky Cabinet for Health and Family Services (CHFS) issued a determination letter finding that Kentucky Spirit owed the Commonwealth $40 million in actual damages plus prejudgment interest at 8% percent. On March 18, 2015, in a letter to the Kentucky Finance and Administration Cabinet (FAC), Kentucky Spirit contested CHFS' jurisdiction to make such a determination. The FAC did not issue a decision within the required 120 days. On August 13, 2015, Kentucky Spirit filed a declaratory judgment action against the Commonwealth in Franklin Circuit Court seeking a declaration that the Commonwealth may not purport to issue a decision against Kentucky Spirit awarding damages to itself when the matter is already before the Kentucky courts. The Commonwealth filed counterclaims seeking a Declaration of Rights and Entry of Judgment on its determination letter. On December 1, 2015 the Franklin Circuit Court consolidated this declaratory judgment action with Kentucky Spirit’s other litigation claims against the Commonwealth. On August 19, 2016, the Franklin Circuit Court held a status conference with all parties. Discovery is continuing in the consolidated litigation matters. If the litigation is not settled, a trial is expected in the latter half of 2017.

The resolution of the Kentucky litigation matters are subject to numerous uncertainties and may result in a range of possible outcomes.  If Kentucky Spirit prevails on its claims, it would be entitled to damages.  If the Commonwealth prevails, a liability to the Commonwealth could be recorded.

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

Miscellaneous Proceedings

Excluding the "Kentucky" and "California" matters discussed above, the Company is also routinely subjected to legal and regulatory proceedings in the normal course of business.  These matters can include, without limitation:

•
periodic compliance and other reviews by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, payment of out-of-network claims, rules relating to pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996;

•
litigation arising out of general business activities, such as tax matters, disputes related to health care benefits coverage or reimbursement, and medical malpractice, privacy, real estate, intellectual property and employment-related claims;

•
disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, and claims alleging that the Company has engaged in unfair business practices.

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

OVERVIEW

Key performance metrics for the third quarter of 2016 are summarized as follows:

•	Managed care membership of 11.4 million, an increase of 6.6 million members, or 137% year over year.

•	Total revenues of $10.8 billion, representing 86% growth year over year.

•	Health benefits ratio of 87.0%, compared to 89.0% in 2015.

•	General and administrative expense ratio of 9.2%, or 9.1% excluding Health Net acquisition related expenses for the third quarter of 2016, compared to 8.4% in the third quarter of 2015.

•	Operating cash flows of $480 million for the third quarter of 2016.

•
Diluted earnings per share (EPS) for the third quarter of 2016 of $0.84, or $1.11 of Adjusted diluted EPS, including a $0.05 diluted EPS charge related to a revised reconciliation of the 2015 risk adjustment under the Affordable Care Act (ACA) in connection with our Health Insurance Marketplace business. In comparison, diluted EPS for the third quarter of 2015 was $0.75, or $0.87 Adjusted diluted EPS. A reconciliation of GAAP diluted EPS to Adjusted diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2016	2015
GAAP diluted EPS	$0.84	$0.75
Health Net acquisition related expenses	0.12	0.09
Amortization of acquired intangible assets	0.15	0.03
Adjusted diluted EPS	$1.11	$0.87
The following items contributed to our revenue and membership growth since January 1, 2015:

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

In April 2016, Centurion began providing correctional healthcare services for the Florida Department of Corrections in Regions 1, 2 and 3.

In June 2016, Centurion began operating under two new contracts with the State of New Mexico Corrections Department to provide correctional medical health care services and pharmacy services.

•
Florida. In October 2015, our Florida subsidiary, Sunshine Health began operating under a two-year, statewide contract with the Florida Healthy Kids Corporation to manage healthcare services for children ages five through 18 in all 11 regions of Florida.

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

•
Health Net. On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net for approximately $6.0 billion, including the assumption of debt. This strategic acquisition broadened our service offerings, providing expansion in Medicaid and Medicare programs. This acquisition provided further diversification across our markets and products through the addition of commercial products and government-sponsored care under federal contracts with the Department of Defense (DoD) and the U.S. Department of Veteran's Affairs (VA), as well as Medicare Advantage. Health Net's operations are primarily concentrated in the states of California, Arizona, Oregon, and Washington.

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

In July 2016, Louisiana Healthcare Connections, began serving Medicaid expansion members pursuant to an executive order, signed by the governor of Louisiana, to expand Medicaid coverage under the Affordable Care Act.

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

•
In October 2016, our subsidiary, Home State Health, was selected to provide managed care services to MO HealthNet Managed Care beneficiaries. Under the new contract, Home State Health expects to serve MO HealthNet Managed Care beneficiaries in all 114 counties in Missouri. The contract is expected to commence May 1, 2017, pending regulatory approval.

•
In September 2016, the Alabama legislature approved the funding needed to create its regional care organization (RCO) structure. Our subsidiary, AHA Administrative Services, has contracted with five nonprofit RCOs in Alabama to provide management services. Operations are expected to commence July 1, 2017.

•
In August 2016, we announced our filing with the Arizona Department of Insurance and the Centers for Medicare and Medicaid Services to continue our participation as a qualified health plan issuer in the Arizona Health Insurance Marketplace in 2017. We have exited the Health Net preferred provider organization offerings in Arizona, effective January 1, 2017.

•
In August 2016, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the department of Human Services and Aging to serve enrollees in the Community HealthChoices program statewide. Expected contract commencement dates vary by zone, starting July 2017, and will be fully implemented by January 2019, pending regulatory approval.

•
In July 2016, it was announced that the Department of Defense awarded our wholly-owned subsidiary, Health Net Federal Services, the TRICARE West Region contract. We currently administer services for the TRICARE program in the North Region. In connection with this latest generation of TRICARE contracts, the Department of Defense has consolidated the prior North, South and West TRICARE regions into two: the West and East Regions (the East combining the current North and South Regions). The contract awards for both the West Region and East Region are subject to pending bid protests. We will continue to operate in the TRICARE North Region pending the resolution of these protests.

•
In June 2016, Managed Health Services, was selected by the Indiana Family & Social Services Administration to begin contract negotiations to provide risk-based managed care services for enrollees in the Healthy Indiana Plan and Hoosier Healthwise programs. This new contract is expected to commence on January 1, 2017.

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

•
In April 2016, our Nebraska subsidiary, Nebraska Total Care, executed a contract with the Nebraska Department of Health and Human Services' Division of Medicaid and Long-Term Care as one of three managed care organizations to administer its new Heritage Health Program for Medicaid, ABD, CHIP, Foster Care and LTC enrollees. The contract is expected to commence in the first quarter of 2017.

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

MEMBERSHIP

From September 30, 2015 to September 30, 2016, we increased our managed care membership by 6.6 million, or 137%.  The following table sets forth the Company's membership by state for its managed care organizations:

	September 30, 2016	December 31, 2015	September 30, 2015
Arizona	601,500	440,900	223,600
Arkansas	57,700	41,900	40,900
California	3,004,500	186,000	183,900
Florida	732,700	510,400	486,500
Georgia	498,000	408,600	406,700
Illinois	236,700	207,500	211,300
Indiana	289,600	282,100	276,700
Kansas	145,100	141,000	137,500
Louisiana	455,600	381,900	358,800
Massachusetts	45,300	61,500	63,700
Michigan	2,100	4,800	6,600
Minnesota	9,400	9,600	9,400
Mississippi	313,900	302,200	301,000
Missouri	104,700	95,100	88,400
New Hampshire	78,400	71,400	71,900
New Mexico	7,100	—	—
Ohio	319,500	302,700	308,100
Oregon	218,400	98,700	99,800
South Carolina	119,700	104,000	104,800
Tennessee	21,600	20,000	20,200
Texas	1,041,600	983,100	976,500
Vermont	1,700	1,700	1,500
Washington	240,500	209,400	208,600
Wisconsin	75,100	77,100	78,100
Total at-risk membership	8,620,400	4,941,600	4,664,500
TRICARE eligibles	2,815,700	—	—
Non-risk membership	—	166,300	169,900
Total	11,436,100	5,107,900	4,834,400

The following table sets forth our membership by line of business:

	September 30, 2016	December 31, 2015	September 30, 2015
Medicaid:
TANF, CHIP & Foster Care	5,583,900	3,763,400	3,719,900
ABD & LTC	754,900	478,600	473,700
Behavioral Health	465,300	456,800	216,700
Commercial	1,365,600	146,100	155,600
Medicare & Duals	300,900	37,400	39,300
Correctional	149,800	59,300	59,300
Total at-risk membership	8,620,400	4,941,600	4,664,500
TRICARE eligibles	2,815,700	—	—
Non-risk membership	—	166,300	169,900
Total	11,436,100	5,107,900	4,834,400

At September 30, 2016, the Company served 1,048,500 members in Medicaid expansion programs in ten states compared to 442,600 members in eight states at September 30, 2015. At September 30, 2016, the Company served 369,300 dual-eligible members, compared to 200,900 at September 30, 2015. At September 30, 2016, the Company served 582,600 members in Health Insurance Marketplaces, compared to 155,600 at September 30, 2015.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2016 and 2015, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2016 and 2015 is as follows ($ in millions, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change 2015-2016	2016	2015	% Change 2015-2016
Premium	$9,625	$4,983	93%	$25,299	$13,974	81%
Service	590	480	23%	1,603	1,434	12%
Premium and service revenues	10,215	5,463	87%	26,902	15,408	75%
Premium tax and health insurer fee	631	358	76%	1,794	1,050	71%
Total revenues	10,846	5,821	86%	28,696	16,458	74%
Medical costs	8,376	4,433	89%	22,072	12,475	77%
Cost of services	504	413	22%	1,386	1,234	12%
General and administrative expenses	940	458	105%	2,611	1,291	102%
Amortization of acquired intangible assets	43	6	n.m.	95	18	n.m.
Premium tax expense	512	274	87%	1,460	794	84%
Health insurer fee expense	129	54	139%	333	161	107%
Earnings from operations	342	183	87%	739	485	52%
Other income (expense), net	(24)	(3)	n.m.	(62)	(5)	n.m.
Earnings from continuing operations, before income tax expense	318	180	77%	677	480	41%
Income tax expense	171	87	97%	376	234	61%
Earnings from continuing operations, net of income tax expense	147	93	58%	301	246	22%
Discontinued operations, net of income tax benefit	(1)	1	(200)%	(3)	—	n.m.
Net earnings	146	94	55%	298	246	21%
(Earnings) attributable to noncontrolling interests	(1)	(1)	—%	(1)	(2)	50%
Net earnings attributable to Centene Corporation	$145	$93	56%	$297	$244	22%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$146	$92	59%	$300	$244	23%
Discontinued operations, net of income tax benefit	(1)	1	(200)%	(3)	—	n.m.
Net earnings	$145	$93	56%	$297	$244	22%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$0.84	$0.75	12%	$1.89	$1.99	(5)%
Discontinued operations	(0.01)	0.01	(200)%	(0.02)	—	n.m.
Total diluted earnings per common share	$0.83	$0.76	9%	$1.87	$1.99	(6)%
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Total Revenues

Total revenues increased 86% in the three months ended September 30, 2016 over the corresponding period in 2015 primarily as a result of the acquisition of Health Net, as well as the impact from expansions and new programs in many of our states in 2015 and 2016 and growth in the Health Insurance Marketplace business in 2016.

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

The HBR for the three months ended September 30, 2016 was 87.0%, compared to 89.0% in the same period in 2015.  The decrease compared to last year is primarily attributable to the acquisition of Health Net, which operates at a lower HBR due to a greater mix of commercial business.

Cost of Services

Cost of services increased by $91 million in the three months ended September 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net and growth in our correctional business, partially offset by lower pharmacy sales to external customers. The cost of service ratio for the three months ended September 30, 2016, was 85.4%, compared to 86.0% in the same period in 2015.

General & Administrative Expenses

General and administrative expenses, or G&A, increased by $482 million in the three months ended September 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net as well as the impact from expansions, acquisitions, or new programs in many of our states in 2015 and 2016.

The G&A expense ratio was 9.2%, or 9.1% excluding Health Net acquisition related expenses, for the third quarter of 2016, compared to 8.4%, or 8.1% excluding Health Net acquisition related expenses, in the third quarter of 2015. The increase in the G&A expense ratio is primarily attributable to the addition of the Health Net business, which operates at a higher G&A ratio due to a greater mix of commercial and Medicare business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2016	2015
Investment and other income	$33	$8
Interest expense	(57)	(11)
Other income (expense), net	$(24)	$(3)

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

Income Tax Expense

Our effective tax rate for the three months ended September 30, 2016 and 2015, was 53.8% and 48.3%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the HIF.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$10,065	$5,301	90%
Specialty Services	2,361	1,817	30%
Eliminations	(1,580)	(1,297)	(22)%
Consolidated Total	$10,846	$5,821	86%
Earnings from Operations
Managed Care	$304	$138	120%
Specialty Services	38	45	(16)%
Consolidated Total	$342	$183	87%

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

Total revenues increased 90% in the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily as a result of the acquisition of Health Net, as well as expansions, new programs and growth in many of our states, particularly Florida, Louisiana, Mississippi, Oregon, and Texas. Earnings from operations increased $166 million between years primarily reflecting the acquisition of Health Net.

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

Total revenues increased 30% in the three months ended September 30, 2016, compared to the corresponding period in 2015, resulting primarily from the acquisition of Health Net, growth in our behavioral health and correctional services businesses, and increased services associated with membership growth in the Managed Care segment.  Earnings from operations decreased $7 million in the three months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to lower earnings in our specialty pharmacy and home health businesses, partially offset by an increase in earnings related to our correctional services business.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Total Revenues

Total revenues increased 74% in the nine months ended September 30, 2016 over the corresponding period in 2015 primarily as a result of the acquisition of Health Net, as well as the impact from expansions, acquisitions or new programs in many of our states in 2016 and 2015. During the nine months ended September 30, 2016, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

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

The HBR for the nine months ended September 30, 2016, was 87.2%, compared to 89.3% in the same period in 2015.  The decrease compared to last year is primarily attributable to the acquisition of Health Net (which operates at a lower HBR due to a higher mix of commercial and Medicare business) and membership growth in Medicaid expansion and Health Insurance Marketplace, which all operate at a lower HBR, as well as improvement in medical expense in the higher acuity populations.

Cost of Services

Cost of services increased by $152 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net and growth in our correctional business, partially offset by lower pharmacy sales to external customers. The cost of service ratio for the nine months ended September 30, 2016, was 86.5%, compared to 86.1% in the same period in 2015.

General & Administrative Expenses

G&A increased by $1,320 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net, acquisition related expenses, restructuring and integration costs, and the impact from expansions, acquisitions, or new programs in many of our states in 2015 and 2016. During the nine months ended September 30, 2016, we recorded approximately $224 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.98.

The consolidated G&A expense ratio for the nine months ended September 30, 2016 was 9.7%, or 8.9% excluding Health Net acquisition related expenses, compared to 8.4%, or 8.2% excluding Health Net acquisition related expenses, for the nine months ended September 30, 2015. The increase in the G&A expense ratio is primarily attributable to the addition of the Health Net business, which operates at a higher G&A ratio due to a greater mix of commercial and Medicare business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2016	2015
Investment and other income	$80	$27
Interest expense	(142)	(32)
Other income (expense), net	$(62)	$(5)

The increase in investment income in 2016 reflects an increase in investment balances over 2015. Interest expense increased during the nine months ended September 30, 2016 by $110 million primarily reflecting the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction, the issuance of an additional $500 million in Senior Notes in June 2016, and the assumption of Health Net's $400 million in Senior Notes.

Income Tax Expense

Our effective tax rate for the nine months ended September 30, 2016 and 2015, was 55.5% and 48.8%, respectively. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the HIF as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$26,582	$14,930	78%
Specialty Services	6,641	5,126	30%
Eliminations	(4,527)	(3,598)	(26)%
Consolidated Total	$28,696	$16,458	74%
Earnings from Operations
Managed Care	$618	$358	73%
Specialty Services	121	127	(5)%
Consolidated Total	$739	$485	52%

Managed Care

Total revenues increased 78% in the nine months ended September 30, 2016, compared to the corresponding period in 2015, primarily as a result of the acquisition of Health Net and expansions or new programs in many of our states, particularly Florida, Louisiana, Mississippi, Oregon, and Texas. Earnings from operations increased $260 million between years primarily reflecting the acquisition of Health Net.

Specialty Services

Total revenues increased 30% in the nine months ended September 30, 2016, compared to the corresponding period in 2015, resulting primarily from the acquisition of Health Net, growth in our behavioral health and correctional services businesses, and increased services associated with membership growth in the Managed Care segment.  Earnings from operations decreased $6 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015, primarily due to lower earnings in our specialty pharmacy and home health businesses as well as increased utilization in several specialty services businesses, partially offset by an increase in earnings related to our pharmacy benefits management and correctional services businesses and the Health Net acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$255	$457
Net cash used in investing activities	(1,632)	(769)
Net cash provided by financing activities	2,598	367
Net increase in cash and cash equivalents	$1,222	$55

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Operating activities provided cash of $255 million in the nine months ended September 30, 2016, compared to cash provided of $457 million in the comparable period in 2015.  The cash provided by operating activities in 2016 was primarily due to net earnings and an increase in unearned revenue and other liabilities, partially offset by an increase in premium and related receivables.

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

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state’s portion of our HIF, resulting in an increase in premium and related receivables at September 30, 2016. During the third quarter of 2016, we paid the 2016 annual HIF invoice totaling $513 million. This negatively impacted our cash flows as we have not yet been reimbursed from the majority of our state customers.

Cash Flows Used in Investing Activities

Investing activities used cash of $1,632 million for the nine months ended September 30, 2016, and $769 million in the comparable period in 2015.  Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments, and capital expenditures.

In March 2016, we completed the acquisition of Health Net for approximately $5,990 million, including the assumption of $703 million of debt. The total consideration for the acquisition was $5,287 million, consisting of Centene common shares valued at $3,038 million, $2,247 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

We spent $211 million and $101 million in the nine months ended September 30, 2016 and 2015, respectively, on capital expenditures for system enhancements and market expansions.

As of September 30, 2016, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years.  We had unregulated cash and investments of $268 million at September 30, 2016, compared to $78 million at December 31, 2015.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $2,598 million in the nine months ended September 30, 2016, compared to $367 million in the comparable period in 2015.  During 2016, our financing activities primarily related to the proceeds from the issuance of Senior Notes in February 2016 associated with the Health Net acquisition and the issuance of additional Senior Notes in June 2016, partially offset by the repayment of debt.

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

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of September 30, 2016, we had $300 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of September 30, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $43 million as of September 30, 2016, which were not part of our revolving credit facility. We also had letters of credit for $48 million (valued at the September 30, 2016 conversion rate), or €42 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.44% as of September 30, 2016. In addition, we had outstanding surety bonds of $370 million as of September 30, 2016.

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

At September 30, 2016, we had working capital, defined as current assets less current liabilities, of negative $1,268 million, compared to negative $24 million at December 31, 2015.  The negative balance at September 30, 2016 is primarily due to the current portion of long term debt. We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At September 30, 2016, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 44.5%, compared to 36.0% at December 31, 2015.  Excluding the $65 million non-recourse mortgage note, our debt to capital ratio was 44.1% as of September 30, 2016, compared to 34.7% at December 31, 2015.  We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2016 Expectations

Subsequent to quarter end, we received amendments to our California contracts with the Department of Health Care Services to amend the Medicaid expansion medical loss ratio (MLR) definition. All reconciliation periods remain open, however, we expect the amendment to reduce our minimum MLR liability and are currently working with the state to evaluate the impact of the amendment.

During the remainder of 2016, we expect to make net capital contributions to our insurance subsidiaries of approximately $300 million associated with our growth and spend approximately $140 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2016 and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Medical claims liability	$3,767	$3,767	$—	$—	$—
Debt and interest	5,800	1,049	408	299	4,044
Operating lease obligations	619	124	213	161	121
Purchase obligations	679	417	256	6	—
Other long term liabilities [1]	—	—	—	—	—
Total	$10,865	$5,357	$877	$466	$4,165
________________________________
1 Our Consolidated Balance Sheet as of September 30, 2016, includes $995 million of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

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

•
contribute $65 million to improve enrollee health outcomes ($10 million over ten years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the health care delivery system ($50 million over five years), (of which, the present value of $61 million was expensed in the nine months ended September 30, 2016 and classified as general and administrative expenses in the Consolidated Statements of Operations); and

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.
The undertakings require significant investments by us, may restrict or impose additional material costs on our future obligations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate.  As of September 30, 2016, our subsidiaries had aggregate statutory capital and surplus of $4,077 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,215 million.  During the nine months ended September 30, 2016, we contributed net $314 million of statutory capital to our subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage (including KSHP) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage.  As of September 30, 2016, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2016, we had short term investments of $406 million and long term investments of $4,705 million, including restricted deposits of $137 million.  The short term investments generally consist of highly liquid securities with maturities between three and 12 months.  The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year.  Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies.  Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date.  Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2016, the fair value of our fixed income investments would decrease by approximately $148 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,350 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense.  Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments.  As a result, the fair value of $2,350 million of our long term debt varies with market interest rates.  Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2016, the fair value of our debt would decrease by approximately $114 million.  An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On March 24, 2016, we acquired Health Net, Inc. Management is currently finalizing our evaluation of the internal controls and procedures of Health Net and plans to integrate Health Net's internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for us or the acquired Health Net business in future periods. Management expects the integration process to be completed during 2016.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 57%. We are therefore exposed to risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

There can be no assurance that we will avoid payment delays from government payors in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.

Finally, changes in these programs could reduce the number of persons enrolled in or eligible for these programs or increase our administrative or healthcare costs under these programs. For example, recent legislation generally requires that eligibility levels be maintained, but this could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial position and cash flows.

Our Medicare programs are subject to a variety of risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations or cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, major epidemics, pandemics or newly emergent viruses, including the Zika virus, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits.

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

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on government-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of individuals who are eligible under new legislation may pose the same difficulty in estimating our medical claims liability. Similarly, we may face difficulty in estimating our medical claims liability for the relatively new and evolving Health Insurance Marketplaces.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of September 30, 2016, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. The ACA required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

Any failure to adequately price products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, we may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants. In addition, the risk corridor, reinsurance and risk adjustment ("three Rs") provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, the three Rs may not be adequately funded. Moreover, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, require us to increase premium rates or result in funding issues under the three Rs. These potential exits and other continued volatility in this market may be further exacerbated by the conclusion of the risk corridor and reinsurance programs as of January 1, 2017. Our continued success in the exchanges is dependent on our ability to successfully respond to these changes in the market over time. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, the three Rs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenue from the fee calculation. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

There are numerous steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations. For example, in April 2016, the Centers for Medicare and Medicaid Services (CMS) issued final regulations that revised existing Medicaid managed care rules by establishing a minimum medical-loss ratio (MLR) standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others.

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

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; and increase or change our liability to members in the event of malpractice by our contracted providers. In addition, changes in political party or administrations at the state, federal or country level may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.

Additionally, the taxes and fees paid to federal, state and local governments may increase due to several factors, including:  enactment of, changes to, or interpretations of tax laws and regulations, audits by governmental authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premium back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. For example, under Health Reform Legislation, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs which could materially and adversely affect our results of operations, financial position and cash flows.

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

If any of our government contracts are terminated or are not renewed on favorable terms or at all, or if we receive an adverse finding or review resulting from an audit or investigation, our business may be adversely affected.

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance or entitlement programs. We provide these and other healthcare services under contracts with government entities in the areas in which we operate. Our government contracts are generally intended to run for a fixed number of years and may be extended for additional specified number of years if the contracting entity or its agent elects to do so. When our contracts with the government expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment and agreement to maintain a Medicare plan in the state and financial standards, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; or require changes to the way we do business. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

If any of our government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or if we receive an adverse finding or review resulting from an audit or investigation, our business and reputation may be adversely impacted, our goodwill could be impaired and our financial position, results of operations or cash flows may be materially affected.

We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and regulations governing our business by such third parties, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews and investigations and other adverse effects.

Ineffectiveness of state-operated systems and subcontractors could adversely affect our business.

A number of our health plans rely on other state-operated systems or subcontractors to qualify, solicit, educate and assign eligible members into managed care plans. The effectiveness of these state operations and subcontractors can have a material effect on a health plan’s enrollment in a particular month or over an extended period. When a state implements new programs to determine eligibility, new processes to assign or enroll eligible members into health plans, or chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care plans.

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

Our growth strategy includes, without limitation, the acquisition of health plans participating in government sponsored healthcare programs and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected or may not achieve timely profitability. We also face the risk that we will not be able to effectively integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems and we may need to divert more management resources to integration than we planned.

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

Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable time, or at all.

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

Operations in a limited number of states have accounted for most of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. For example, states we currently serve may open the bidding for their Medicaid program to other health insurers through a request for proposal process. Our inability to continue to operate in any of the states in which we operate could harm our business.

Competition may limit our ability to increase penetration of the markets that we serve.

We compete for members principally on the basis of size and quality of provider networks, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided, among others. In addition, the impact of healthcare reform legislation and potential growth in our segment may attract new competitors.

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

In any particular market, physicians and other healthcare providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets, certain healthcare providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other healthcare providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of healthcare providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial position and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. Provider networks may consolidate, resulting in a reduction in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

From time to time healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, the Company’s wholly owned subsidiary, Health Net Life Insurance Company (“HNL”), is and may continue to be subject to such disputes with respect to HNL’s payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. HNL expects to vigorously defend its claims payment practices. Nevertheless, in the event HNL receives an adverse finding in any related legal proceeding or from a regulator, or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, the Company’s financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, under such circumstances we may incur significant expenses and may be unable to operate our business effectively.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or do not appropriately integrate, maintain, enhance or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

In addition, HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies.  HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information.  The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. In addition, HHS has announced that it will continue its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, HHS will focus on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

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

Companies involved in public health care programs are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, VA and other federal health care programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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
We completed the acquisition of Health Net on March 24, 2016. The success of the acquisition of Health Net will depend, in part, on our ability to successfully combine the businesses of the Company and Health Net and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.
The integration of Health Net’s business with our existing business is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the acquisition of Health Net. The integration of the two companies may result in material challenges, including, without limitation:

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

The size of our business following the acquisition of Health Net is significantly larger than the size of either Centene’s or Health Net’s respective businesses prior to the acquisition. Our ability to successfully manage the expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. We will also have to manage the integration and our expanded operations in compliance with certain undertakings with regulators that were agreed to in connection with the approval of the acquisition. These undertakings require significant investments by us, may restrict or impose additional material costs on our future operations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms. There can be no assurances that we will be successful in managing our expanded operations or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We are significantly more leveraged today than we were prior to our acquisition of Health Net.

We incurred additional indebtedness in connection with the acquisition of Health Net. As of September 30, 2016, we had consolidated indebtedness of approximately $4,589 million, which is significantly greater than the indebtedness of Centene prior to the acquisition. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2016
Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - July 31, 2016	17,452	$70.76	—	3,335,448
August 1 - August 31, 2016	6,840	69.66	—	3,335,448
September 1 - September 30, 2016	4,354	68.13	—	3,335,448
Total	28,646	$70.10	—	3,335,448
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2016.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)