Form 10-K
period 2016-12-31
CENTENE CORP
filed 2017-02-21
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
☒    Large accelerated filer                          ☐ Accelerated filer
☐    Non-accelerated filer  (do not check if a smaller reporting company)        ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2016, was $12.2 billion.
As of February 17, 2017, the registrant had 172,028,161 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2017 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing or incorporated by reference herein are forward-looking statements. We intend such forward looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof) in connection with, among other things, any discussion of future operating or financial performance. In particular, these statements include without limitation statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Legal Proceedings,” and Part I, Item 1A. “Risk Factors.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, including but not limited to:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased health care costs;

•	changes in economic, political or market conditions;

•
changes in federal or state laws or regulations, including changes with respect to government health care programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any regulations enacted thereunder that may result from changing political conditions;

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on federally facilitated and state based Health Insurance Marketplaces;

•	tax matters;

•	disasters or major epidemics;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, and TRICARE);

•	challenges to our contract awards;

•	cyber-attacks or other privacy or data security incidents;

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

•	disruption from the acquisition making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with, among other things, the acquisition and/or the integration;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses will not be integrated successfully;

•	our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and other quality scores that impact revenue;

i

•	availability of debt and equity financing, on terms that are favorable to us;

•	inflation; and

•	foreign currency fluctuations.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes Health Net acquisition related expenses, amortization of acquired intangible assets, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Year Ended December 31,
	2016	2015	2014

GAAP net earnings from continuing operations	$559	$356	$268
Health Net acquisition related expenses	234	27	—
Amortization of acquired intangible assets	147	24	16
California minimum medical loss ratio change (1)	(195)	—	—
Charitable contribution (2)	50	—	—
Debt extinguishment (3)	11	—	—
Income tax effects of adjustments (4)	(79)	(20)	(6)
Adjusted net earnings from continuing operations	$727	$387	$278

(1) A favorable impact associated with the retroactive contract amendment received in the fourth quarter of 2016 that changed the minimum medical loss ratio (MLR) calculation under California’s Medicaid expansion program, $195 million of which relates to periods prior to 2016 for the legacy Centene business and prior to the acquisition date for the legacy Health Net business.

(2) In connection with the additional revenue associated with the California minimum MLR change, the Company committed to a charitable contribution to its foundation of $50 million in the fourth quarter of 2016.

(3) Additional expense of $11 million associated with the early redemption of the Centene 5.75% Senior Notes due 2017 and the Health Net 6.375% Senior Notes due 2017.

(4) The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results. The amounts are based on the effective income tax rate that would increase or decrease based on the exclusion of these adjustments.

	Year Ended December 31,
	2016	2015	2014
GAAP diluted earnings per share (EPS)	$3.41	$2.89	$2.23
Health Net acquisition related expenses (1)	0.98	0.14	—
Amortization of acquired intangible assets (2)	0.57	0.11	0.08
California minimum MLR change (3)	(0.76)	—	—
Charitable contribution (4)	0.19	—	—
Debt extinguishment (5)	0.04	—	—
Adjusted Diluted EPS	$4.43	$3.14	$2.31

(1) The Health Net acquisition related expenses per diluted share are net of the income tax benefit of $0.45 and $0.08 for the years ended December 31, 2016 and 2015, respectively.

(2) The amortization of acquired intangible assets per diluted share are net of the income tax benefit of $0.33, $0.08, and $0.05 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3) The impact associated with the retroactive contract amendment received in the fourth quarter of 2016 that changed the minimum MLR calculation per diluted share is net of the income tax expense of $(0.43) for the year ended December 31, 2016.

(4) The charitable contribution per diluted share is net of the income tax benefit of $0.11 for the year ended December 31, 2016.

(5) The debt extinguishment cost per diluted share is net of the income tax benefit of $0.03 for the year ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
GAAP selling, general and administrative expenses	$3,676	$1,802	$1,298
Health Net acquisition related expenses	234	27	—
Selling, general and administrative expenses, excluding Health Net acquisition related expenses	$3,442	$1,775	$1,298

	Year Ended December 31,
	2016	2015
Net earnings from continuing operations attributable to Centene Corporation	$559	$356
Income tax expense	599	339
Interest expense	217	43
Depreciation and amortization	281	112
Non-cash stock compensation expense	148	71
Adjusted EBITDA (1)	$1,804	$921

(1)
Adjusted EBITDA represents net earnings attributable to Centene Corporation excluding income tax expense, interest expense, depreciation, amortization (excluding senior note premium amortization) and non-cash stock compensation expense.

PART I
ITEM 1. Business

OVERVIEW

We are a diversified, multi-national healthcare enterprise that provides a portfolio of services to government sponsored healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services. We believe our local approach, including member and provider services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities. Our health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net, Inc. (Health Net) a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. The transaction was valued at approximately $5,990 million, including the assumption of $703 million of outstanding debt. The acquisition allows us to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets.

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, that also encompasses the State Children's Health Insurance Program (CHIP), Long Term Care (LTC), Foster Care, dual-eligible individuals (Duals), the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program (ABD), Medicare, and Health Insurance Marketplace. The Managed Care segment also includes the operations previously included in Health Net's Western Region Operations Segment, with the exception of certain operations of its pharmaceutical services and behavioral health subsidiaries. The portions of Health Net's Western Region Operations segment included in the Managed Care segment consist of the following Health Net operations: commercial, Medicare, Medicaid and dual eligible health plans, primarily in Arizona, California, Oregon and Washington. Our Specialty Services segment consists of our specialty companies offering diversified healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. The Specialty Services segment also includes the operations previously included in the Government Contracts segment of Health Net as well as certain operations of its pharmaceutical services and behavioral health subsidiaries, the latter of which Health Net previously included in its Western Region Operations segment. The Government Contracts business includes our government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program in the North Region, the Military Family and Life Counseling (MFLC) contract with the DoD, and other health care related government contracts, including the Patient Centered Community Care (PC3) with the U.S. Department of Veterans Affairs (VA). For the year ended December 31, 2016, our Managed Care and Specialty Services segments accounted for 92% and 8%, respectively, of our total external revenues.

Our managed care membership totaled 11.4 million as of December 31, 2016. For the year ended December 31, 2016, our total revenues and net earnings from continuing operations attributable to Centene were $40.6 billion and $559 million, respectively, and our total cash flow from operations was $1,851 million.

Our subsidiary, Kentucky Spirit Health Plan (Kentucky Spirit), ceased serving members in Kentucky as of July 6, 2013. Accordingly, the results of operations for Kentucky Spirit are classified as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.

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

INDUSTRY

We provide a full spectrum of managed healthcare products and services, primarily through Medicaid, which includes CHIP, LTC, Foster Care, Duals, and ABD, Medicare, Health Insurance Marketplace, TRICARE, and other state and federal programs, including programs for the uninsured. We also offer a variety of individual, small group, and large group commercial health care products, both to employers and directly to members.

Medicaid

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

Established in 1972, and authorized by Title XVI of the Social Security Act of 1935, as amended, ABD covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients. In addition, ABD recipients typically utilize more services because of their critical health issues.

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

CMS estimated the total Medicaid market was approximately $545 billion in 2015, and estimate the market will grow to $973 billion by 2025. Medicaid spending increased by 9.7% in 2015 and is projected to increase at an average annual rate of 5.9% between 2016 and 2025.

LTC is a Medicaid product that covers Institutional/Residential Care (Nursing Facilities, Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living, such as bathing, dressing and transferring. The most common HCBS services include personal care, adult day care, non-emergent transportation, home-delivered meals and personal emergency response systems. LTC services are provided for individuals requiring nursing home level of care, receiving waiver services, or who are entitled to state Medicaid LTC benefits. The largest group receiving LTC, by spending, are older individuals and individuals with physical disabilities ($93 billion in 2014), followed by individuals with intellectual and developmental disabilities ($42 billion in 2014), those with serious mental illness and/or serious emotional disturbance ($9 billion in 2014) and other populations ($8 billion in 2014). States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTC beneficiaries. According to the National Association of States United for Aging and Disabilities, 22 states utilize some form of LTC up from eight in 2004.

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

Medicare

We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries as well as through employer and union groups. We provide or arrange health care benefits for services normally covered by Medicare, plus a broad range of health care benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Many of our Medicare Advantage members pay no monthly premium to us for these additional benefits.

We provide a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with CMS under the Medicare Advantage program authorized under Title XVIII of the Social Security Act of 1935, as amended.

A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 10.4 million dual-eligible enrollees in 2016. These dual-eligible members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD, LTC, Medicare-Medicaid Plan (MMP) and Medicare Advantage Dual Special Needs Plan lines of business.

CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star Ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star Rating (calculated in 2013), Medicare Advantage plans were required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment in 2016. The methodology and measures included in the Star Ratings system can be modified by CMS annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally.

CMS estimated the total Medicare market was approximately $646 billion in 2015, and estimate the market will grow to $1.3 trillion by 2025. Medicare spending increased 4.5% in fiscal 2015 and is projected to increase at an average annual rate of 7.1% between 2016 and 2025.

Commercial

We offer commercial health care products to individuals and large and small employer groups as well as products to individuals through the Health Insurance Marketplace. Our health maintenance organization (HMO) plans offer comprehensive benefits generally for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. We offer HMO plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she selects a primary care physician (PCP) from among the physicians participating in our network. Our preferred provider organization (PPO) plans offer coverage for services received from any health care provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and copayments or coinsurance. Our point of service (POS) plans and our elect open access (EOA) plans blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower copayments (particularly within the medical group), but also have coverage, generally at higher copayment or coinsurance levels or with coverage limitations, for services received outside the network. Our Exclusive Provider Organization (EPO) plans and Healthcare Service Plans (HSPs) similarly blend elements of traditional HMO and PPO plans.

In 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision (Medicaid Expansion). The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government will pay the entire costs for Medicaid Expansion coverage for newly eligible beneficiaries from 2014 through 2016. Assuming that the current program remains in effect unchanged, in 2017 the federal share is scheduled to decline to 95%; in 2018 it would be 94%; in 2019 it would be 93%; and it would be 90% in 2020 and subsequent years.

Health Insurance Marketplaces are a key component of the ACA and provide an opportunity for individuals and small businesses to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option currently default to a federally-facilitated Marketplace. Premium and cost-sharing subsidies are available to make coverage more affordable and access to Marketplaces is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with three levels of coverage that vary based on premiums and out-of-pocket costs. Premium subsidies are provided to families without access to other coverage and with incomes between 100-400% of the federal poverty level to help them purchase insurance through the Marketplaces. These subsidies are offered on a sliding scale basis.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key attributes:

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to serve 29 states. Our operating performance has been demonstrated by the following:

	2016	2015	% Change 2015 - 2016
Total membership (in millions)	11.4	5.1	124%
Total revenues ($ in billions)	$40.6	$22.8	78%
Net earnings from continuing operations attributable to Centene Corporation ($ in millions)	$559	$356	57%
Diluted earnings per share (EPS)	$3.41	$2.89	18%
Adjusted Diluted EPS	$4.43	$3.14	41%
Adjusted EBITDA	$1,804	$921	96%

For the year ended December 31, 2016, total revenues of $40.6 billion produced a five year Compound Annual Growth Rate (CAGR) of 51%.

•
Innovative Technology and Scalable Systems. The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We continue to enhance our systems in order to leverage the platform we have developed for our existing states for configuration into new states or health plan acquisitions. We believe our predictive modeling technology enables our medical management operations to proactively case and disease manage specific high risk members. It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines. Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members. We believe our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing system is capable of expanding to support additional members in an efficient manner.

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

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health management, care management software, correctional healthcare services, dental benefits management, Commercial, in-home health services, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. With the acquisition of Health Net, we further broadened our service offerings in 2016, which added government-sponsored care under its federal contracts with the Department of Defense and the U.S. Department of Veterans Affairs (VA), as well as Medicare Advantage. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

•
Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize selling, general and administrative (SG&A) expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Medicaid and specialty services while maintaining our local accountability and improved access.

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

 OUR BUSINESS STRATEGY

Key components of our current business strategy include:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid and Medicare membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2016, we began serving the STAR Kids Medicaid population in seven delivery areas in Texas. In 2017, we expect to expand our Medicare Advantage footprint into four of our existing states.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenue. In 2016, we served managed care members in 24 states through over 250 product solutions. We are constantly evaluating new opportunities for expansion both domestically and abroad. For example, in 2016, we acquired Health Net, which broadened our service offerings and added government-sponsored care. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, provider compensation and minimizing fraud, waste, and abuse. By helping states structure appropriate programs to cover a wide range of populations including Medicaid, CHIP, LTC, ABD, IDD, and specialty services, among others. We seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional Markets. We continue to leverage our experience to identify and develop new domestic and international markets by seeking both to acquire existing business and to build our own operations. Domestically, we focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. In addition, we provide solutions to states looking to deliver the highest quality of care within their budgetary constraints. In 2014, we entered the international market with our investment in Ribera Salud, S.A. (Ribera Salud), a Spanish health management group. In 2015, we began managing care for Medicaid members in Oregon and also began managing care for members who are dually eligible for Medicare and Medicaid in Michigan. In 2016, we increased our ownership interest to 75% in The Practice (Group) Limited (TPG), one of the largest provider networks for NHS England.

•
Leverage Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in infrastructure to further drive efficiencies in operations and to add functionality to improve the service provided to members and other organizations at a low cost. Information technology, or IT, investments complement our overall efficiency goals by increasing the automated processing of transactions and growing the base of decision-making analytical tools. We believe that our centralized functions and common systems enable us to add members and markets quickly and economically.

•
Maintain Operational Discipline. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management in significant cases. Our executive dashboard is utilized to quickly identify cost drivers and medical trends. Our management team regularly evaluates the financial impact of proposed changes in provider relationships, contracts, changes in membership and mix of members, potential state rate changes and cost reduction initiatives. We may divest contracts or health plans in markets where the environment, over a long term basis, does not allow us to meet our targeted performance levels.  For example, due to under performance, we exited the Arizona individual PPO business, effective January 1, 2017. In addition, in 2016, we took various rate and product design actions for 2017 to address issues and improve profitability in connection with certain lines of business acquired with the Health Net acquisition.

We have subsidiaries offering healthcare services in each state we serve. The table below provides summary data for the state markets we currently serve:

State	Health Plan Name	First Year of Operations	Managed Care Membership at December 31, 2016 [1]

Arizona			598,300
	Cenpatico Integrated Care	2005
	Bridgeway Health Solutions	2006
	Health Net of Arizona, Inc.	1981
	Health Net Access, Inc.	2013
	Health Net Life Insurance Company	1987
Arkansas	Arkansas Health and Wellness	2014	58,600
California			2,973,500
	California Health and Wellness	2013
	Health Net of California, Inc.	1979
	Health Net Community Solutions, Inc.	2005
	Health Net Life Insurance Company	1987
Florida			716,100
	Sunshine State Health Plan	2009
	Celtic Insurance Company	2016
Georgia			488,000
	Peach State Health Plan	2006
	Ambetter of Peach State Inc.	2016
Illinois			237,700
	IlliniCare Health	2011
	Celtic Insurance Company	2016
Indiana			285,800
	Managed Health Services	1996
	Celtic Insurance Company	2015
Kansas	Sunflower Health Plan	2013	139,700
Louisiana	Louisiana Healthcare Connections	2012	472,800

State	Health Plan Name	First Year of Operations	Managed Care Membership at December 31, 2016 [1]

Massachusetts			48,300
	CeltiCare Health	2009
	Massachusetts Partnership for Correctional Healthcare LLC	2013
Michigan	Fidelis SecureCare of Michigan, Inc.	2005	2,000
Minnesota	Centurion of Minnesota LLC	2014	9,400
Mississippi			310,200
	Magnolia Health	2011
	Centurion of Mississippi LLC	2015
	Ambetter of Magnolia Inc.	2015
Missouri	Home State Health	2012	105,700
New Hampshire			77,400
	New Hampshire Healthy Families	2013
	Celtic Insurance Company	2016
New Mexico	Centurion Correctional Healthcare of New Mexico LLC	2016	7,100
Ohio	Buckeye Health Plan	2004	316,000
Oregon			217,800
	Trillium Community Health Plan	2001
	Health Net Health Plan of Oregon, Inc.	1989
	Health Net Life Insurance Company	1987
South Carolina	Absolute Total Care	2007	122,500
Tennessee	Centurion of Tennessee LLC	2013	21,700
Texas			1,072,400
	Superior HealthPlan	1999
	Superior HealthPlan Network	2004
	Celtic Insurance Company	2016
Vermont	Centurion of Vermont LLC	2015	1,600
Washington	Coordinated Care	2012	238,400
Wisconsin	Managed Health Services Insurance Corp	1984	73,800
Total at-risk membership			8,594,800
TRICARE eligibles		1988	2,847,000
Total			11,441,800

[1] Table includes members served in each of our states through our government sponsored programs, commercial, and correctional healthcare services.

Substantially all of our revenue is derived from operations within the United States and its territories, and all of the Company's long lived assets are based in the United States and its territories. We generally receive a fixed premium per member per month pursuant to our state contracts. Our medical costs have a seasonality component due to cyclical illness, for example cold and flu season, resulting in higher medical expenses beginning in the fourth quarter and continuing throughout the first quarter of the following year. Our managed care subsidiaries in California and Texas had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2016. In addition, the federal government is a significant customer to our Specialty Services segment due to our Federal Services business.

MANAGED CARE

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs in working with state governments. Among the benefits we are able to provide to the states with which we contract are:

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

•
Improved quality and medical outcomes. We have implemented programs to enhance the ability of providers to improve the quality of healthcare delivered to our members including Start Smart for your Baby, Living Well With Sickle Cell and The CentAccount Program.

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from customer to customer and program to program, our health plans generally provide the following services:

•	primary and specialty physician care

•	inpatient and outpatient hospital care

•	emergency and urgent care

•	prenatal care

•	laboratory and x-ray services

•	home health care

•	provision of durable medical equipment

•	behavioral health and substance abuse services

•	24-hour nurse advice line

•	transportation assistance

•	vision care

•	dental care

•	immunizations

•	prescriptions and limited over-the-counter drugs

•	specialty pharmacy

•	therapies

•	social work services

•	care coordination

We also provide a comprehensive set of education and outreach programs to inform, assist and incentivize members to access quality, appropriate healthcare services in an efficient manner. Many of these programs have been recognized with awards for their excellence in education, outreach and/or case management techniques including Case In Point, Hermes Awards, U.S. Environmental Protection Agency and National Health Information Awards.

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

•
Connections Plus is a cell phone program developed for high-risk members who have limited or no safe and reliable access to telephone. This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency room utilization, hospital admissions and premature birth.

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

•
My Route for Health is our adult educational series used with our case management and disease management programs. The topics of this series include how to manage asthma, Chronic Obstructive Pulmonary Disease (COPD), diabetes, heart disease and HIV.

•
The Diabetes Management Program is an innovative program that is a collaboration with our life and health management subsidiary and our health plans that targets diabetic patients and educates them on their disease state.

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

•
Readmission Reduction Program utilizes a proprietary scoring methodology to evaluate members' risks on preventable readmissions. Members with higher risk scores are identified at the point of admission to an acute care setting, then concurrently managed during the in-patient stay, and followed up with post discharge outreach to provide effective transition of care.

•
Clinical Programs Library (CPL) is a highly collaborative initiative that empowers partners across the organization to develop evidence based clinical programs to promote best practice information sharing, and to establish measurable outcomes for clinical studies. The CPL also serves as a repository of enterprise pilots and programs intended to improve the member's health outcomes.

•
Promotores Health Network (PHN) is a volunteer-driven community health network designed to improve the community's health through health education specific to health conditions impacting their community and providing guidance and linkage to healthcare services and local resources. PHN provides face-to-face education to members where they live, shop, worship and congregate.

•
myStrength ("The health club for your mind") is a web and mobile self-help resource to manage depression, anxiety, substance use, and chronic pain. myStrength empowers members to be active participants in their journey to becoming and staying mentally and physically healthy.

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to two-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon 90 to 120 days prior written notice. In the absence of a contract, we typically pay providers at applicable state or federal reimbursement levels, depending on the product timeline (e.g., Medicaid or Medicare). We pay providers under a variety of methods, including fee-for-service, capitation arrangements, or risk-sharing performance-based arrangements.

•	Under our fee-for-service contracts with providers, we pay a negotiated fee for covered services. This model is characterized as having no financial risk for the provider.

•
Under our capitated contracts, providers can be paid a set amount for their services as outlined in their respective provider agreements. A provider group's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law and the regulatory environment, it may be necessary for us to pay such claims.

•
Under risk-sharing performance-based arrangements, providers are paid under a capitated or fee-for-service arrangement. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based upon cost and quality measures.

In addition, we maintain a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our T-3 contract for the TRICARE North Region. Services are provided on a fee-for-service basis. We also maintain a provider network in Regions 1, 2, and 4 in support of VA's PC3 program.

We work with physicians to help them operate efficiently by providing financial and utilization information, physician and patient educational programs and disease and medical management programs. Our programs are also designed to help the physicians coordinate care rendered by other providers.

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

Quality Management

Our medical management programs focus on improving quality of care in areas that have the greatest impact on our members. We employ strategies, including health management and complex case management, which are adjusted for implementation in our individual markets by a system of physician committees chaired by local physician leaders. This process promotes physician participation and support, both critical factors in the success of any clinical quality improvement program.

We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, clinical databases and our membership and claims processing system to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these intervention programs include:

•	appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with Interqual or Milliman criteria.

•	tightening of our pre-authorization list and more stringent review of durable medical equipment and injectibles.

•
Emergency room program designed to collaboratively work with hospitals to steer non-emergency care away from the costly emergency room setting (through patient education, on-site alternative urgent care settings, etc.).

•
increase emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected members with the coordination of healthcare services in order to meet a member's specific healthcare needs.

•	incorporation of disease management, which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma and diabetes.

•	Start Smart For Your Baby, a prenatal case management program aimed at helping women with high-risk pregnancies deliver full-term, healthy infants.

•
Pharmacy treatment compliance programs driven by clinical policy and focused on identifying the appropriate medication in the correct dose, delivered in an efficient format and utilized for the correct duration.

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

It is our objective to provide access to the highest quality of care for our members.  As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote healthcare quality. The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics. While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We currently have 19 of 26 eligible health plans with NCQA accreditation.

CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. For the 2017 Star rating (calculated in 2016 for the quality bonus payment in 2018), our Oregon HMO contract received 4.5 out of 5.0 Stars. The Arizona Bridgeway, California HMO, California PPO, Texas Superior and Wisconsin MHS contracts were measured at 4.0 Stars, our Oregon PPO contract was measured at 3.5 Stars and our Arizona HMO, Ohio Buckeye and Oregon Trillium contracts received 3.0 Stars. In addition, we carry a 4 Star parent organization rating.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare strategy and complement our core Managed Care business. Our provision of specialty services diversifies our revenue stream, enhances the quality of health outcomes for our members and others, and allows Centene to manage costs. In 2015, we launched Envolve, a new brand that brings together our extensive portfolio of specialty healthcare solutions. Envolve leverages our collective expertise in pharmacy solutions; health, triage, wellness and disease management; and vision and dental services, to provide integrated and comprehensive healthcare for members. Our specialty services are provided primarily as follows:

•
Pharmacy Solutions. Envolve Pharmacy Solutions utilizes innovative, flexible solutions and customized care management. Under the new brand, we will continue to offer traditional pharmacy benefits management as well as comprehensive specialized pharmacy benefit services through our specialty pharmacy, AcariaHealth. Our traditional pharmacy benefits management program offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a low cost strategy that helps optimize clients' pharmacy benefits. Services that we provide include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, online drug management tools, mail order pharmacy services, home delivery services, analytics and clinical consulting and patient and physician intervention. AcariaHealth offers specialized care management services for complex diseases and enhances the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes. Acquired with the Health Net transaction, Health Net Pharmaceutical Services (HNPS) provides pharmacy benefit management (PBM) services to Medicare and dual eligible members. HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for legacy Health Net members. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks, oversees pharmacy claims and administration, reviews and evaluates new FCA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans' disease management programs.

•
Health, Triage, Wellness, and Disease Management Services. Envolve PeopleCare brings together our behavioral health, nurse advice, telehealth, and health, wellness and disease guidance programs, allowing for a focus on individual health management through education and empowerment. Our life and health management programs specialize to encourage healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs. Health risk appraisals, biometric screenings, interactive wellness programs, disease management and work-life/employee assistance services are areas of focus. We utilize telephonic health and work/life balance coaching, in-home and online interactions and informatics processes to deliver effective clinical outcomes, enhanced patient-provider satisfaction and lower overall healthcare costs. We offer telehealth services where members engage with bilingual customer service representatives and nursing staff members who provide health education and triage advice and offer continuous access to health plan functions. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments. Our behavioral health networks feature a full range of services and levels of care to help people with mental illness reach their recovery and wellness goals. Acquired with the Health Net acquisition, Managed Health Network, Inc. and its subsidiaries (collectively MHN) administers and arranges behavioral health benefits and services. MHN offers behavioral health and substance abuse programs on an insured and self-funded basis to groups in various states. The programs and services are included as a standard part of most of our commercial health plans and are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups.

•
Vision and Dental Services. Envolve Benefit Options coordinates benefits beyond traditional medical benefits to offer fully integrated vision and dental health services. Our vision benefit program administers routine and medical surgical eye care benefits through a contracted national network of eye care providers. Through the dental benefit, we are dedicated to improving oral health through a contracted network of dental healthcare providers.

•
Care Management Software. Casenet is a software provider of innovative care management solutions that automate the clinical, administrative and technical components of care management programs, which is used by our health plans and available for sale to third parties.

•
Correctional Healthcare Services. Centurion, our joint venture subsidiary with MHM Services Inc., provides comprehensive healthcare services to individuals incarcerated in Massachusetts, Minnesota, Mississippi, Tennessee and Vermont state correctional facilities. In 2016, we began providing healthcare services to individuals incarcerated in Florida and New Mexico.

•	In-Home Health Services. U.S. Medical Management, our majority owned subsidiary acquired in January 2014, provides in-home health services for high acuity populations.

•
Integrated Long-Term Care. LifeShare provides home and community-based support for people with intellectual and developmental disabilities, children in the child welfare system and people of all ages and abilities, with a focus on those that are often marginalized by society. In addition, LifeShare operates school-based programs that focus on students with special needs.

•
Federal Services. Health Net Federal Services, which was acquired with the Health Net acquisition, has a Managed Support Contract in the North Region for the DoD TRICARE program. The services that are provided are structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses. In July 2016, it was announced that the DoD awarded Health Net Federal Services, the TRICARE West Region contract. In connection with this latest generation of TRICARE contracts, the Department of Defense has consolidated the prior North, South and West TRICARE regions into two: the West and East Regions. We expect health care delivery for this new contract to begin in the second half of 2017. Additionally, our wholly owned subsidiary, MHN Government Services, is party to a MFLC contract that was awarded by the DoD to implement, administer and monitor the non-medical counseling MFLC program. The Patient Centered Community Care (PC3) program, acquired with the Health Net acquisition, provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care.

We currently have NCQA accreditation and URAC accreditation for several of our specialty companies.

CORPORATE COMPLIANCE

Our Corporate Ethics and Compliance Program provides controls to help us assure that our values are reflected in everything we do, further enhancing operations, improving access to quality care and helping to safeguard against fraud, waste and abuse.

Three standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines, the CMS Chapter Guidance and the Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General (OIG). Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance. These key components are:

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

The goal of our program is to build a culture of ethics and compliance, which is assessed periodically to measure the integrity of the organization. Our internal Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for the members of our Board of Directors' Audit Committee to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations anonymously. Furthermore, the Board of Directors has established a Corporate Compliance committee that, among other things, reviews ethics and compliance reports on a quarterly basis.

COMPETITION

We operate in a highly competitive environment in an industry subject to ongoing significant changes resulting from the ACA, business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal and state health care reform legislation described under the heading "Regulation." In addition, changes to the political environment, including recent changes resulting from the 2016 election cycle and related uncertainties, may drive additional changes to the competitive landscape.

In our business, our principal competitors for customers, members, and providers consist of the following types of organizations:

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

We compete with other managed care organizations and specialty companies for state, federal, and commercial contracts. Before granting a contract, state and federal government agencies consider many factors. These factors include quality of care, financial condition, stability and resources and established or scalable infrastructure with a demonstrated ability to deliver services and establish adequate provider networks. Our specialty companies compete with other providers, such as disease management companies, individual health insurance companies, and pharmacy benefits managers for non-governmental contracts.

We also compete to enroll new members and retain existing members. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the quality of care and services offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other health care industry participants.

We also compete with other managed care organizations in establishing provider networks. When contracting with various health plans, we believe that providers consider existing and potential member volume, reimbursement rates, medical management programs, speed of reimbursement and administrative service capabilities. See “Risk Factors - Competition may limit our ability to increase penetration of the markets that we serve.”

The relative importance of each of the aforementioned competitive factors and the identity of our key competitors varies by market, including by geography and by product.

REGULATION

Our operations are comprehensively regulated at both state and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have substantial discretion to issue regulations and interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state, federal or national level. For example, the new administration and certain members of Congress have affirmatively indicated that they will pursue full repeal of or significant amendment to the ACA. Even if the ACA is not amended or repealed, the new administration could propose changes impacting implementation of the ACA. The ultimate content and timing of any legislation enacted under the new administration that would impact the current implementation of the ACA remains uncertain.

The ACA transformed the U.S. health care system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a "fee") on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"); the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and the optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the implementation of the ACA, as well as the potential repeal of, or changes to, the ACA, see the risk factor below entitled “The implementation of Health Reform Legislation, as well as potential repeal of or changes to Health Reform Legislation, could materially and adversely affect our results of operations, financial position and cash flows.”

Our regulated subsidiaries are licensed to operate as health maintenance organizations (HMOs), preferred provider organizations (PPOs), third party administrators, utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments, departments of insurance, boards of pharmacy and other health care providers, and departments of health that oversee the activities of managed care organizations and health plans providing or arranging to provide services to enrollees.

The process for obtaining authorization to operate as a managed care organization, health insurance plan and provider organizations is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, complaint procedures, provider network and procedures for covering emergency medical conditions. Under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual health care provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including without limitation changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations. These regulations in certain states include:

•	premium taxes or similar assessments imposed on us;

•	stringent prompt payment laws requiring us to pay claims within a specified period of time;

•	disclosure requirements regarding provider fee schedules and coding procedures; and

•	programs to monitor and supervise the activities and financial solvency of provider groups.

Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program. Our Medicaid programs are regulated and administered by various state regulatory bodies. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicaid is administered at the federal level by CMS. Comprehensive legislation, specifically Title XVIII of the Social Security Act of 1935, as amended, governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the health care providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS contracts and regulations.

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

PPO regulation also varies by state and covers all or most of the subject area referred to above.

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

We must also comply with, and are faceted by, laws and regulations related to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In addition, as a result of our international operations, we are also subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us and/or our agents could result in among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts.

State and Federal Contracts

In addition to being a licensed insurance company or HMO, in order to be a Medicaid managed care organization in each of the states in which we operate, we generally must operate under a contract with the state's Medicaid agency. States generally use either a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. Under these state Medicaid program contracts, we receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state. In addition, several of our Medicaid contracts require us to maintain Medicare Advantage special needs plans, which are regulated by CMS, for dual eligible individuals within the state. We also contract with states to provide healthcare services to correctional facilities.

We provide Medicare Advantage, Dual Eligible Special Needs Plans (D-SNPs), and Medicare-Medicaid Plans (MMP) which are provided under contracts with CMS and subject to federal regulation regarding the award, administration and performance of such contracts.  CMS also has the right to audit our performance to determine our compliance with these contracts, as well as other CMS regulations and the quality of care we provide to Medicare beneficiaries under these contracts.  We additionally provide behavioral and other healthcare services to correctional systems under contracts in certain states which are also subject to state regulation.

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Counseling program, the U.S. Department of Veterans Affairs Patient Centered Community Care program and certain other health care-related government contracts.

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

The table below sets forth certain terms of our contracts and provides details regarding related renewal or extension and termination provisions. The contracts generally are subject to termination for cause, an event of default or lack of funding, among other things.

State Contract	Expiration Date	Renewal or Extension

Arizona - Behavioral Health	September 30, 2018	Renewable for two additional two-year terms.
Arizona - LTC	September 30, 2017	RFP following expiration of contract term.
Arizona - Special Needs Plan (Medicare)	December 31, 2017	Renewable annually for successive 12-month periods.
Arizona - Medicaid (Maricopa County)	September 30, 2017	One year option to extend.
Arizona - Medicare Advantage HMO (includes Special Needs Plan)	December 31, 2017	Renewable annually for successive 12-month periods.
Arkansas - Arkansas Works	December 31, 2016*	Program extended until December 31, 2021. The current Arkansas Memorandum of Understanding (MOU) expired December 31, 2016.

State Contract	Expiration Date	Renewal or Extension

California - Correctional Healthcare Services	September 30, 2019	Renewable for up to five additional one-year terms.
California - Medicaid & ABD (Imperial and Northern 18 counties)	October 31, 2018	Renewable up to three additional one-year terms.
California - Medicaid Dental Contract (Los Angeles County)	January 31, 2018	Two 12-month extensions.
California - Medicaid Dental Contract (Sacramento County)	July 31, 2017	Two 12-month extensions.
California - Medicaid (Los Angeles County)	March 31, 2019	Renewable through the state's procurement process.
California - Medicaid (Kern, Stanislaus, San Joaquin, & Tulare Counties)	December 31, 2022	Renewable through the state's procurement process.
California - Medicaid (Sacramento County)	December 31, 2018	Renewable through the state's procurement process.
California - Medicaid (San Diego County)	June 30, 2020	Renewable through the state's procurement process.
California - Dual Eligible Demonstration (Los Angeles and San Diego Counties)	December 31, 2017	May be extended if the Demonstration is funded beyond 2017.
California - Medicare Advantage HMO (includes Special Needs Plan)	December 31, 2017	Renewable annually for successive 12-month periods.
California - Medicare Advantage PPO (Employer Group Health Plan only)	December 31, 2017	Renewable annually for successive 12-month periods.
Florida - Medicaid, ABD, LTC & Foster Care	December 31, 2018	Renewable through the state's recertification process.
Florida - CHIP	December 31, 2017	May be extended for two additional one-year terms.
Florida - Special Needs Plan (Medicare)	December 31, 2017	Renewable annually for successive 12-month periods.
Florida - Special Needs Plan (Medicaid)	December 31, 2017	May be extended for up to three additional years.
Florida - Medicare Advantage	December 31, 2017	Renewable annually for successive 12-month periods.
Florida - Correctional Healthcare Services	January 31, 2018	Renewable for up to three years, or any portion thereof.
Georgia - Medicaid & CHIP	June 30, 2017	RFP awarded for an initial one-year term to begin July 1, 2017 and renewable for five additional one-year terms.
Georgia - Special Needs Plan (Medicare)	December 31, 2017	Renewable annually for successive 12-month periods.
Illinois - ABD & LTC	April 30, 2021	RFP following expiration of the contract term.
Illinois - Duals	December 31, 2019	May be extended based on terms to be determined by CMS and the Illinois Demonstration Project.
Illinois - Medicaid	June 30, 2019	May be extended for up to five additional years.
Illinois - Medicaid Long Term Support Services	December 31, 2019	Renewable for up to six additional years.
Indiana - ABD	March 31, 2019	May be extended for two additional one-year terms.
Indiana - Medicaid, CHIP & Hybrid (Healthy Indiana Plan)	December 31, 2020	Renewable for two additional one-year terms subject to state signature.
Kansas - Medicaid, ABD, CHIP, LTC & Foster Care	December 31, 2018	Renewable through the state's reprocurement process.
Louisiana - Medicaid, CHIP, ABD, Foster Care & Behavioral Health	January 31, 2018	May be extended for up to two additional one-year terms.
Massachusetts - Correctional Healthcare Services	June 30, 2018	Renewable for two additional two-year terms.

State Contract	Expiration Date	Renewal or Extension

Massachusetts - Medicaid	September 30, 2017	Renewable annually for successive 12-month periods.
Michigan - Duals	December 31, 2017	Renewable through the state's reprocurement process.
Minnesota - Correctional Healthcare Services	June 30, 2018	Renewable through the state's reprocurement process.
Mississippi - Medicaid, ABD & Foster Care	June 30, 2017	May be extended for up to two additional one-year terms.
Mississippi - CHIP	June 30, 2017	May be extended for up to two additional one-year terms.
Mississippi - Correctional Healthcare Services	June 30, 2019	Renewable at the discretion of MDOC for two one-year extensions, not to exceed two.
Missouri - Medicaid, CHIP & Foster Care	April 30, 2017	RFP awarded for an initial term of May 1, 2017 through June 30, 2018. Renewable for four additional one-year terms.
Nebraska - Medicaid, ABD, CHIP, Foster Care and LTC	December 31, 2022	Renewable for two additional one-year terms.
New Hampshire - Medicaid, CHIP, Foster Care & ABD	June 30, 2018	Renewable through the state's reprocurement process.
New Hampshire - Premium Assistance Program	December 31, 2018	Memorandum of Understanding with the New Hampshire Department of Health and Human Services has been renewed through 2018.
New Mexico - Correctional Healthcare Services	May 31, 2017	Renewable annually for up to three additional one-year terms.
Ohio - Duals	December 31, 2017	Renewable annually through December 31, 2019.
Ohio - Medicaid, CHIP & ABD	June 30, 2017	Renewable annually for successive 12-month periods.
Ohio - Special Needs Plan (Medicare)	December 31, 2017	Renewable annually for successive 12-month periods.
Oregon - Medicaid, ABD, CHIP & Foster Care	December 31, 2018	Renewable through the state's reprocurement process.
Oregon - Medicare Advantage HMO (Includes Special Needs Plan)	December 31, 2017	Renewable annually for successive 12-month periods.
Oregon - Medicare Advantage PPO	December 31, 2017	Renewable annually for successive 12-month periods.
South Carolina - Medicaid & ABD	June 30, 2018	Renewable through the state's recertification process.
South Carolina - Duals	December 31, 2017	Renewable for one additional one-year term.
Tennessee - Correctional Healthcare Services	February 28, 2017	Renewable through the state’s reprocurement process.
Texas - ABD Dallas Expansion	August 31, 2018	Renewable through the state's reprocurement process.
Texas - ABD MRSA	August 31, 2017	May be extended for up to five additional years.
Texas - CHIP Rural Service Area	August 31, 2018	Renewable through the state's reprocurement process.
Texas - Foster Care	August 31, 2018	May be extended for up to five additional years.
Texas - Medicaid, CHIP & ABD	August 31, 2018	May be extended for up to one and a half additional years.
Texas - Duals	December 31, 2017	Renewable for one-year term.
Texas - Special Needs Plan (Medicare)	December 31, 2017	Renewable annually for successive 12-month periods.
Texas - STAR Kids	August 31, 2019	Renewable for up to five years.

State Contract	Expiration Date	Renewal or Extension

Vermont - Correctional Healthcare Services	January 31, 2018	May be extended for up to two additional one-year terms.
Washington - Medicaid, CHIP & ABD	December 31, 2017	Renewable through the state's recertification process.
Washington - Foster Care	December 31, 2017	Renewable through the state's recertification process.
Wisconsin - Medicaid, CHIP & ABD	December 31, 2017	Renewable through the state's recertification process every two years.
Wisconsin - Network Health Plan Subcontract	December 31, 2020	Renews automatically for successive three-year terms.
Wisconsin - Special Needs Plan (Medicare)	December 31, 2017	Renewable annually for successive 12-month periods.

Federal Contract	Expiration Date	Renewal or Extension

Department of Defense - TRICARE Managed Care Support (North Region)	March 31, 2017	Contract has been extended until TRICARE West Region contract effective date.
Department of Defense - TRICARE Managed Care Support (West Region)	September 30, 2017	Contract currently in base period transition-in status. Renewable for five additional one-year option periods.
Department of Defense - Military & Family Life Counseling	August 14, 2017	We currently expect that the Department of Defense will procure this contract in advance of the August 2017 expiration. If so, we expect to submit a bid.
Department of Veterans Affairs - Patient Centered Community Care / Veterans Choice	September 30, 2017	Although contract is renewable for one additional one-year option period, the Veterans Choice Program modification to the contract is scheduled to end on August 7, 2017.

* We are operating under the same terms of the 2016 MOU until the 2017 MOU is executed.

Marketplace Contracts

We operate in 15 states under federally facilitated and state-based Marketplace contracts with CMS that expire annually.  In 2016, we began operating in a federally facilitated Marketplace in New Hampshire, as well as Arizona and California that were added with the Health Net Acquisition.

In addition, we operate under a contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as "Arkansas Works"). In 2016, we started operating under a contract with the New Hampshire Department of Health and Human Services to participate in the Medicaid expansion model that New Hampshire has adopted (referred to as the “Premium Assistance Program”).

Privacy Regulations

We are subject to various federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, the Health Insurance Portability and Accountability Act (HIPAA), the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance through standard transactions and ensure the privacy and security of individual health information. Among the requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the use and disclosure of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act amended certain provisions of HIPAA and enhanced data security obligations for covered entities and their business associates. HITECH also mandated individual notifications in instances of a data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states' Attorneys Generals in addition to the HHS Office for Civil Rights. The HIPAA Omnibus Rule further enhanced the changes under the HITECH Acts and the Genetic Information Nondiscrimination Act of 2008 (GINA) which clarified that genetic information is protected under HIPAA and prohibits most health plans from using or disclosing genetic information for underwriting purposes. This Omnibus rule enhances the privacy protections and strengthens the government's ability to enforce the law. These regulations also establish significant criminal penalties and civil sanctions for non-compliance. The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.

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

In addition, we process and maintain personal card data, particularly in connection with our Marketplace business. As a result, we are subject to the requirements under the Payment Card Industry (PCI) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.

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

EMPLOYEES

As of December 31, 2016, we had approximately 30,500 employees. None of our employees are represented by a union. We believe our relationships with our employees are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 17, 2017:

Name	Age	Position
Michael F. Neidorff	74	Chairman, President and Chief Executive Officer
Christopher D. Bowers	61	Executive Vice President, Markets
Cynthia J. Brinkley	57	Executive Vice President, Global Corporate Development
Mark J. Brooks	47	Senior Vice President, Chief Information Officer
Jesse N. Hunter	41	Executive Vice President, Products
Christopher R. Isaak	50	Senior Vice President, Corporate Controller and Chief Accounting Officer
Jeffrey A. Schwaneke	41	Executive Vice President, Chief Financial Officer and Treasurer
Keith H. Williamson	64	Executive Vice President, General Counsel and Secretary

Michael F. Neidorff. Mr. Neidorff has served as our Chairman and Chief Executive Officer since May 2004. From May 1996 to May 2004, Mr. Neidorff served as President, Chief Executive Officer and as a member of our Board of Directors.

Christopher D. Bowers. Mr. Bowers is our Executive Vice President of Markets since November 2016. From March 2007 to November 2016, he served as our Senior Vice President of Health Plans.

Cynthia J. Brinkley. Ms. Brinkley has served as our Executive Vice President, Global Corporate Development since January 2016. From November 2014 to January 2016, she served as Executive Vice President, International Operations and Business Integration.  Prior to joining Centene, she served as Vice President of Global Human Resources at General Motors from 2011 to 2013.

Mark J. Brooks. Mr. Brooks is our Senior Vice President and Chief Information Officer since April 2016. Prior to joining Centene, he served as the Chief Information Officer at Health Net from 2012 to 2016. He previously served as Health Net's Chief Technology Officer from 2008 to 2012.

Jesse N. Hunter. Mr. Hunter has served as our Executive Vice President, Products since January 2016. From December 2012 to January 2016, he served as Executive Vice President, Chief Business Development Officer. From February 2012 to December 2012, he served as our Executive Vice President, Operations. He previously served as our Executive Vice President, Corporate Development from April 2008 to February 2012.

Christopher R. Isaak. Mr. Isaak is our Senior Vice President, Corporate Controller and Chief Accounting Officer since April 2016. Prior to joining Centene, he served as Vice President, Corporate Controller at TTM Technologies from 2015 to 2016 and Vice President, Corporate Controller at Viasystems Group, Inc. from 2006 to 2015 and served as Chief Accounting Officer from 2010 to 2015.

Jeffrey A. Schwaneke. Mr. Schwaneke has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2016. From July 2008 to March 2016, he served as our Senior Vice President, Corporate Controller and served as our Chief Accounting Officer from September 2008 to March 2016.

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

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, including the Zika virus, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2017 marketplace for individual products may be less stable than in 2016 because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we expect to serve in 2017. Also, member behavior could be influenced by uncertainty of potential changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (ACA).

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

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on government-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of eligible individuals as well as evolving Health Insurance Marketplace plans may pose difficulty in estimating our medical claims liability.

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

The implementation of Health Reform Legislation, as well as potential repeal of or changes to Health Reform Legislation, could materially and adversely affect our results of operations, financial position and cash flows.

In March 2010, ACA was enacted. While the constitutionality of the ACA was generally upheld by the Supreme Court in 2012, the Court determined that states could elect to opt out of the Medicaid expansion portion of ACA without losing all federal money for their existing Medicaid programs.

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government pays the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of December 31, 2016, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

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

There are numerous steps required to implement the ACA, including the promulgation of a substantial number of new and potentially more onerous federal regulations. For example, in April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

In addition, the U.S. Court of Appeals for the D.C. circuit has granted a motion to put a lawsuit challenging the ACA’s cost-sharing subsidies on hold until the new administration takes over. Now that the U.S. Court of Appeals has stayed the case, the new administration and Congress will decide how they want to proceed, including whether to seek policy changes such as ACA repeal or replacement that affect the issues under review in this case.

Changes to, or repeal of, the ACA, which the new administration and certain members of Congress have affirmatively indicated that they will pursue, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the new administration could propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation enacted under the new administration cannot be predicted.

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

From time to time we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide health care, claims related to non-payment or insufficient payments for out-of-network services, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations and/or cash flows and may affect our reputation. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

In addition, HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies.  HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights.  It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. Additionally, HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

If we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

We, along with all other companies involved in public health care programs are the subject of fraud and abuse investigations from time to time. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, VA and other federal health care programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

The size of our business following the acquisition of Health Net is significantly larger than the size of either Centene’s or Health Net’s respective businesses prior to the acquisition. Our ability to successfully manage the expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. We will also have to manage our expanded operations in compliance with certain undertakings with regulators that were agreed to in connection with the approval of the acquisition. These undertakings require significant investments by us, may restrict or impose additional material costs on our future operations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms. There can be no assurances that we will be successful in managing our expanded operations or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We are significantly more leveraged today than we have previously been.

As of December 31, 2016, we had consolidated indebtedness of approximately $4,655 million, which is significantly greater than the indebtedness that we have previously had. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate office headquarters buildings and land located in St. Louis, Missouri, which is used by each of our reportable segments. We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits. We believe our current facilities and expansion plans are adequate to meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 18 to the consolidated financial statements included in Part II of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

	2017 Stock Price (through February 17, 2017)		2016 Stock Price		2015 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$71.89	$56.00	$68.42	$47.36	$71.66	$51.73
Second Quarter			71.53	55.60	82.18	61.85
Third Quarter			75.57	63.37	83.00	50.93
Fourth Quarter			67.41	50.00	67.53	51.75

As of February 17, 2017, there were 1,113 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In 2009, the Company's Board of Directors extended the Company's stock repurchase program. The program authorizes the repurchase of up to 8,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. We have 3,335,448 available shares remaining under the program for repurchases as of December 31, 2016. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2016, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2016
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2016	9,589	$64.10	—	3,335,448
November 1 – November 30, 2016	9,813	54.14	—	3,335,448
December 1 – December 31, 2016	588,760	56.73	—	3,335,448
Total	608,162	$56.80	—	3,335,448

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3,335,448 shares. No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2011 to December 31, 2016 with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index over the same period. The graph assumes an investment of $100 on December 31, 2011 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index and assumes the reinvestment of any dividends.

	December 31,
	2011	2012	2013	2014	2015	2016
Centene Corporation	$100.00	$103.54	$148.89	$262.27	$332.37	$285.40
New York Stock Exchange Composite Index	100.00	112.93	139.10	144.97	135.66	147.88
S&P Supercomposite Managed Healthcare Index	100.00	104.85	152.16	202.37	242.93	287.17

Centene Corporation closing stock price	$19.80	$20.50	$29.48	$51.93	$65.81	$56.51
Centene Corporation annual shareholder return	56.3%	3.5%	43.8%	76.2%	26.7%	(14.1)%

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

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. The assets, liabilities and results of operations of Kentucky Spirit have been classified as discontinued operations for all periods presented.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except share data)
Revenues:
Premium	$35,399	$19,389	$14,198	$10,153	$7,569
Service	2,180	1,876	1,469	373	113
Premium and service revenues	37,579	21,265	15,667	10,526	7,682
Premium tax and health insurer fee	3,028	1,495	893	337	428
Total revenues	40,607	22,760	16,560	10,863	8,110
Expenses:
Medical costs	30,636	17,242	12,678	8,995	6,781
Cost of services	1,864	1,621	1,280	327	88
Selling, general and administrative expenses	3,676	1,802	1,298	925	700
Amortization of acquired intangible assets	147	24	16	6	5
Premium tax expense	2,563	1,151	698	333	428
Health insurer fee expense	461	215	126	—	—
Total operating expenses	39,347	22,055	16,096	10,586	8,002
Earnings from operations	1,260	705	464	277	108
Other income (expense):
Investment and other income	114	35	28	19	35
Interest expense	(217)	(43)	(35)	(27)	(20)
Earnings from continuing operations, before income tax expense	1,157	697	457	269	123
Income tax expense	599	339	196	107	47
Earnings from continuing operations, net of income tax expense	558	358	261	162	76
Discontinued operations, net of income tax expense (benefit) of $2, $(1), $1, $2, and $(48), respectively	3	(1)	3	4	(87)
Net earnings (loss)	561	357	264	166	(11)
(Earnings) loss attributable to noncontrolling interests	1	(2)	7	(1)	13
Net earnings attributable to Centene Corporation	$562	$355	$271	$165	$2

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$559	$356	$268	$161	$89
Discontinued operations, net of income tax expense (benefit)	3	(1)	3	4	(87)
Net earnings	$562	$355	$271	$165	$2

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$3.50	$2.99	$2.30	$1.49	$0.86
Discontinued operations	0.02	(0.01)	0.03	0.03	(0.84)
Basic earnings per common share	$3.52	$2.98	$2.33	$1.52	$0.02

Diluted:
Continuing operations	$3.41	$2.89	$2.23	$1.43	$0.83
Discontinued operations	0.02	(0.01)	0.02	0.04	(0.81)
Diluted earnings per common share	$3.43	$2.88	$2.25	$1.47	$0.02

Weighted average number of common shares outstanding:
Basic	159,567,607	119,100,744	116,345,764	108,253,090	103,018,732
Diluted	163,975,407	123,066,370	120,360,212	112,494,346	107,428,750

	December 31,
	2016	2015	2014	2013	2012
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$3,930	$1,760	$1,610	$974	$746
Investments and restricted deposits (1)	5,188	2,218	1,557	941	727
Total assets	20,197	7,339	5,824	3,519	2,764
Medical claims liability (1)	3,929	2,298	1,723	1,112	815
Long term debt (1)	4,651	1,216	874	655	526
Total stockholders' equity	5,909	2,168	1,743	1,243	954
(1) From continuing operations.

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

EXECUTIVE OVERVIEW

General

We are a diversified, multi-national healthcare enterprise that provides services to government sponsored healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.

Results of operations depend on our ability to manage expenses associated with health benefits (including estimated costs incurred) and SG&A costs. We measure operating performance based upon two key ratios. The HBR represents medical costs as a percentage of premium revenues, excluding premium tax and health insurer fee revenues that are not separately billed, and reflects the direct relationship between the premium received and the medical services provided. The SG&A expense ratio represents SG&A costs as a percentage of premium and service revenues, again excluding premium tax and health insurer fee revenues that are not separately billed.

Health Net Acquisition

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. The transaction was valued at approximately $5,990 million, including the assumption of $703 million of outstanding debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets. 2016 was a transformative year with the acquisition of Health Net. Due to the size of this acquisition, the primary driver of the year over year variances discussed throughout this section are related to the acquisition of Health Net.

Regulatory Trends and Uncertainties

The new U.S. Presidential administration and certain members of Congress have affirmatively indicated that they will pursue full repeal of or significant amendment to the ACA. Even if the ACA is not amended or repealed, the new administration could propose changes impacting implementation of the ACA. The ultimate content and timing of any legislation enacted under the new administration that would impact the current implementation of the ACA remains uncertain. However, we believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2016 Highlights

Our financial performance for 2016 is summarized as follows:

•	Year-end managed care membership of 11.4 million, an increase of over 6.3 million members, or 124% over 2015.

•	Total revenues of $40.6 billion, representing 78% growth year over year.

•	HBR of 86.5%, compared to 88.9% in 2015.

•	SG&A expense ratio of 9.8% for 2016 compared to 8.5% for 2015. SG&A expense ratio excluding Health Net acquisition related expenses of 9.2% for 2016 compared to 8.3% for 2015.

•	Operating cash flows of $1,851 million, or 3.3 times net earnings.

•	Diluted EPS for 2016 of $3.41 compared to $2.89 for 2015.

•	Adjusted Diluted EPS for 2016 of $4.43 compared to $3.14 for 2015.

Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2016	2015
GAAP diluted EPS	$3.41	$2.89
Health Net acquisition related expenses	0.98	0.14
Amortization of acquired intangible assets	0.57	0.11
California minimum MLR change (1)	(0.76)	—
Charitable contribution (2)	0.19	—
Debt extinguishment (3)	0.04	—
Adjusted Diluted EPS	$4.43	$3.14

(1) A favorable impact associated with the retroactive contract amendment received in the fourth quarter of 2016 that changed the minimum MLR calculation under California’s Medicaid expansion program, $195 million of which relates to periods prior to 2016 for the legacy Centene business and prior to the acquisition date for the legacy Health Net business.

(2) In connection with the additional revenue associated with the California minimum MLR change, the Company committed to a charitable contribution to its foundation of $50 million in the fourth quarter of 2016.

(3) Additional expense of $11 million associated with the early redemption of the Centene 5.75% Senior Notes due 2017 and the Health Net 6.375% Senior Notes due 2017.

Included in diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2016 is a $0.05 diluted EPS benefit related to the early adoption of the stock-based compensation accounting standard, as well as the incorporation of retirement provisions in our stock-based compensation agreements.

In 2013, we classified the operations for Kentucky Spirit as discontinued operations for all periods presented in our consolidated financial statements. Management's discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.

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

•
Centurion. In February 2015, Centurion began operating under a new contract with the State of Vermont Department of Corrections to provide comprehensive correctional healthcare services. In July 2015, Centurion began operating under a new contract with the Mississippi Department of Corrections to provide comprehensive correctional healthcare services. In April 2016, Centurion began providing correctional healthcare services for the Florida Department of Corrections in Regions 1, 2 and 3. In June 2016, Centurion began operating under two new contracts with the State of New Mexico Corrections Department to provide correctional medical healthcare services and pharmacy services.

•
Florida. In October 2015, our Florida subsidiary, Sunshine Health began operating under a two-year, statewide contract with the Florida Healthy Kids Corporation to manage healthcare services for children ages five through 18 in all 11 regions of Florida.

•
Health Net. On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net for approximately $6.0 billion, including the assumption of debt. This strategic acquisition broadened our service offerings, providing expansion in both Medicaid and Medicare programs. This acquisition provided further diversification across our markets and products through the addition of commercial products and government-sponsored care under federal contracts with the Department of Defense (DoD) and the U.S. Department of Veteran's Affairs (VA), as well as Medicare Advantage. Health Net's operations are primarily concentrated in the states of California, Arizona, Oregon, and Washington.

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

•
Louisiana. In February 2015, our Louisiana subsidiary, Louisiana Healthcare Connections, began operating under a new contract with the Louisiana Department of Health and Hospitals to serve Healthy Louisiana (Medicaid) beneficiaries. Members previously served under the shared savings program were transitioned to the at-risk program on February 1, 2015. In December 2015, Louisiana Healthcare Connections began operating under an expanded contract to include behavioral health benefits. In July 2016, Louisiana Healthcare Connections began serving Medicaid expansion members.

•
Michigan. In May 2015, we completed the acquisition of Fidelis SecureCare of Michigan, Inc. (Fidelis). Fidelis began operating under a new contract with the Michigan Department of Community Health and CMS to provide integrated healthcare services to members who are dually eligible for Medicare and Medicaid in Macomb and Wayne counties in May 2015.

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

•
South Carolina. In February 2015, our South Carolina subsidiary, Absolute Total Care, began operating under a new contract with the South Carolina Department of Health and Human Services and CMS to serve dual-eligible members as part of the State's dual demonstration program.

•
Texas. In March 2015, we began operating under an expanded STAR+PLUS contract with the Texas Health and Human Services Commission (HHSC) to include nursing facility benefits. In March 2015, we also began operating under a new contract with the Texas HHSC and CMS to serve dual-eligible members in three counties as part of the State's dual demonstration program. In November 2016, our subsidiary, Superior HealthPlan, Inc., began operating under a new contract with the Texas HHSC to serve STAR Kids Medicaid population in seven delivery areas, more than any other successful bidder.

•
Washington. In April 2016, our subsidiary, Coordinated Care of Washington, began operating as the sole contractor with the Washington State Health Care Authority to provide foster care services through the Apple Health Foster Care contract.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the full year benefit in 2017 from the Health Net acquisition completed on March 24, 2016.

•	We expect to realize the full year benefit in 2017 of business commenced during 2016 in Florida, Louisiana, New Mexico, Texas, and Washington as discussed above.

•
In January 2017, we signed a joint venture agreement with the North Carolina Medical Society, working in conjunction with the North Carolina Community Health Center, to collaborate on a patient-focused approach to Medicaid under the reform plan enacted in the State of North Carolina. The newly created health plan, Carolina Complete Health, was created to establish, organize and operate a physician-led health plan to provide Medicaid managed care services in North Carolina.

•
In January 2017, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the Pennsylvania Department of Human Services to serve Medicaid recipients enrolled in the HealthChoices program in three zones. Pending regulatory approval and successful completion of a readiness review, the three-year agreement is expected to commence June 1, 2017.

•
In January 2017, our Indiana subsidiary, Managed Health Services, began operating under a contract with the Indiana Family & Social Services Administration to provide risk-based managed care services for enrollees in the Healthy Indiana Plan and Hoosier Healthwise programs.

•
In January 2017, our Nebraska subsidiary, Nebraska Total Care, began operating under a contract with the Nebraska Department of Health and Human Services' Division of Medicaid and Long Term Care as one of three managed care organizations to administer its new Heritage Health Program for Medicaid, ABD, CHIP, Foster Care and LTC enrollees.

•
In January 2017, we continued our participation as a qualified health plan issuer in the Arizona Health Insurance Marketplace and exited the Health Net preferred provider organization offerings in Arizona.

•
In November 2016, our Georgia subsidiary, Peach State Health Plan, was awarded a statewide managed care contract to continue serving members enrolled in the Georgia Families managed care program, including PeachCare for Kids and Planning for Healthy Babies. Through the new contract, Peach State Health Plan will be one of four managed care organizations providing medical, behavioral, dental and vision health benefits for its members. The contract is expected to become effective July 1, 2017.

•
In November 2016, our Nevada subsidiary, Silver Summit Health Plan, was selected to serve Medicaid recipients enrolled in Nevada's Medicaid managed care program. The contract is expected to commence on July 1, 2017, pending regulatory approval and successful completion of a readiness review.

•
In October 2016, our Missouri subsidiary, Home State Health, was selected to provide managed care services to MO HealthNet Managed Care beneficiaries. Under the new contract, Home State Health expects to serve MO HealthNet Managed Care beneficiaries in each of the state's 114 counties and the City of St. Louis. The contract is expected to commence May 1, 2017.

•
In September 2016, the Alabama legislature approved the funding needed to create its regional care organization (RCO) structure. Our subsidiary, AHA Administrative Services, has contracted with five nonprofit RCOs in Alabama to provide management services. Operations are expected to commence October 1, 2017.

•
In August 2016, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the department of Human Services and Aging to serve enrollees in the Community HealthChoices program statewide. Expected contract commencement dates vary by zone, starting January 2018, and will be fully implemented by January 2019, pending regulatory approval.

•
In July 2016, it was announced that the Department of Defense awarded our wholly-owned subsidiary, Health Net Federal Services, the TRICARE West Region contract. We currently administer services for the TRICARE program in the North Region. In connection with this latest generation of TRICARE contracts, the Department of Defense has consolidated the prior North, South and West TRICARE regions into two: the West and East Regions (the East combining the current North and South Regions). We expect health care delivery for this new contract to begin in the second half of 2017.

•
In May 2016, our specialty solutions division, Envolve, Inc. was selected by Maryland Care Inc. d/b/a Maryland Physicians Care MCO to provide health plan management services for its Medicaid operations in Maryland effective July 1, 2017.

MEMBERSHIP

From December 31, 2014 to December 31, 2016, we increased our managed care membership by 7.4 million, or 182%. The following table sets forth our membership by state:

	December 31,
	2016	2015	2014
Arizona	598,300	440,900	204,000
Arkansas	58,600	41,900	38,400
California	2,973,500	186,000	163,900
Florida	716,100	510,400	425,700
Georgia	488,000	408,600	389,100
Illinois	237,700	207,500	87,800
Indiana	285,800	282,100	197,700
Kansas	139,700	141,000	143,300
Louisiana	472,800	381,900	152,900
Massachusetts	48,300	61,500	48,400
Michigan	2,000	4,800	—
Minnesota	9,400	9,600	9,500
Mississippi	310,200	302,200	108,700
Missouri	105,700	95,100	71,000
New Hampshire	77,400	71,400	62,700
New Mexico	7,100	—	—
Ohio	316,000	302,700	280,100
Oregon	217,800	98,700	—
South Carolina	122,500	104,000	109,700
Tennessee	21,700	20,000	21,000
Texas	1,072,400	983,100	971,000
Vermont	1,600	1,700	—
Washington	238,400	209,400	194,400
Wisconsin	73,800	77,100	83,200
Total at-risk membership	8,594,800	4,941,600	3,762,500
TRICARE eligibles	2,847,000	—	—
Non-risk membership	—	166,300	298,400
Total	11,441,800	5,107,900	4,060,900

The following table sets forth our membership by line of business:

	December 31,
	2016	2015	2014
Medicaid:
TANF, CHIP & Foster Care	5,630,000	3,763,400	2,981,900
ABD & LTC	785,400	478,600	438,700
Behavioral Health	466,600	456,800	197,000
Commercial	1,239,100	146,100	93,500
Medicare & Duals (1)	334,300	37,400	10,400
Correctional	139,400	59,300	41,000
Total at-risk membership	8,594,800	4,941,600	3,762,500
TRICARE eligibles	2,847,000	—	—
Non-risk membership	—	166,300	298,400
Total	11,441,800	5,107,900	4,060,900

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans.

At December 31, 2016, we served 1,080,500 members in Medicaid expansion programs in ten states compared to 449,000 members in eight states at December 31, 2015, and 201,300 members in six states at December 31, 2014. At December 31, 2016, we served 372,800 dual-eligible members, compared to 204,800 and 164,600 at December 31, 2015 and 2014, respectively. At December 31, 2016, we served 537,200 members in Health Insurance Marketplaces, compared to 146,100 and 74,500 at December 31, 2015 and 2014, respectively.

From December 31, 2015 to December 31, 2016, our membership increased as a result of:

•	the acquisition of Health Net;

•	organic growth in many of our states, including Florida, Georgia, Oregon, and Texas;

•	product and geographic expansions in Louisiana and Washington;

•	market growth and additional penetration in the Health Insurance Marketplace, which included a private option Medicaid expansion in New Hampshire; and

•	the commencement of correctional healthcare service contracts in Florida and New Mexico.

From December 31, 2014 to December 31, 2015, our membership increased as a result of:

•	product and geographic expansions in Arizona, Florida, Louisiana, Mississippi, and Texas;

•	the acquisition of Agate Resources, Inc., our Oregon subsidiary;

•	the commencement of HIP 2.0 program in Indiana;

•	the commencement of Health Insurance Marketplaces in certain regions of Illinois, and Oregon;

•	organic growth in California, Georgia, Illinois, Ohio; and

•	the commencement of correctional healthcare service contracts in Mississippi and Vermont.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for each of the three years ended December 31, 2016, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data):

	2016	2015	2014	% Change 2015-2016	% Change 2014-2015
Premium	$35,399	$19,389	$14,198	83%	37%
Service	2,180	1,876	1,469	16%	28%
Premium and service revenues	37,579	21,265	15,667	77%	36%
Premium tax and health insurer fee	3,028	1,495	893	103%	67%
Total revenues	40,607	22,760	16,560	78%	37%
Medical costs	30,636	17,242	12,678	78%	36%
Cost of services	1,864	1,621	1,280	15%	27%
Selling, general and administrative expenses	3,676	1,802	1,298	104%	39%
Amortization of acquired intangible assets	147	24	16	n.m.	50%
Premium tax expense	2,563	1,151	698	123%	65%
Health insurer fee expense	461	215	126	114%	71%
Earnings from operations	1,260	705	464	79%	52%
Investment and other income (expense), net	(103)	(8)	(7)	n.m.	(14)%
Earnings from continuing operations, before income tax expense	1,157	697	457	66%	53%
Income tax expense	599	339	196	77%	73%
Earnings from continuing operations, net of income tax	558	358	261	56%	37%
Discontinued operations, net of income tax expense (benefit)	3	(1)	3	n.m.	(133)%
Net earnings	561	357	264	57%	35%
(Earnings) loss attributable to noncontrolling interests	1	(2)	7	(150)%	129%
Net earnings attributable to Centene Corporation	$562	$355	$271	58%	31%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$559	$356	$268	57%	33%
Discontinued operations, net of income tax expense (benefit)	3	(1)	3	n.m.	(133)%
Net earnings	$562	$355	$271	58%	31%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$3.41	$2.89	$2.23	18%	30%
Discontinued operations	0.02	(0.01)	0.02	n.m.	(150)%
Total diluted earnings per common share	$3.43	$2.88	$2.25	19%	28%

n.m.: not meaningful

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Revenues

Total revenues increased 78% in the year ended December 31, 2016, over the corresponding period in 2015, primarily as a result of the acquisition of Health Net, growth in the Health Insurance Marketplace business, and the impact from expansions, acquisitions or new programs in many of our states in 2016 and 2015. During the year ended December 31, 2016, we received Medicaid premium rate adjustments which yielded a net 1% composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the year ended December 31, 2016 was 86.5%, a decrease of 240 basis points over the comparable period in 2015. The decrease compared to last year is primarily attributable to the acquisition of Health Net, membership growth in Medicaid expansion and Health Insurance Marketplace products, and improvement in HBR in the higher acuity populations. Also, in the fourth quarter, we recognized additional revenue relating to the retroactive contract amendment that changed the minimum MLR calculation under California's Medicaid expansion program, which reduced our 2016 HBR by 50 basis points.

Cost of Services

Cost of services increased by $243 million in the year ended December 31, 2016, compared to the corresponding period in 2015. This was primarily due to the acquisition of Health Net and growth in our correctional business, partially offset by lower pharmacy costs to external customers. The cost of service ratio for the year ended December 31, 2016 was 85.5%, compared to 86.4% in 2015. The decrease is primarily due to the acquisition of Health Net, which operates at a lower cost of service ratio.

Selling, General and Administrative Expenses

SG&A increased by $1,874 million in the year ended December 31, 2016, compared to the corresponding period in 2015.  This was primarily due to the acquisition of Health Net, acquisition related expenses, restructuring and integration costs, and the impact from expansions, acquisitions, or new programs in many of our states in 2016 and 2015. During the year ended December 31, 2016, we recorded approximately $234 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.98. During the year ended December 31, 2015, we recorded approximately $27 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.14. We also recorded expense of $50 million in 2016 for contribution commitments to our charitable foundation.

The consolidated SG&A expense ratio was 9.8% for the year ended December 31, 2016 compared to 8.5% for the year ended December 31, 2015. The consolidated SG&A expense ratio excluding Health Net acquisition related expenses was 9.2% for the year ended December 31, 2016 compared to 8.3% for the year ended December 31, 2015. The increase in the SG&A expense ratio is primarily attributable to the addition of the Health Net business, which operates at a higher SG&A expense ratio due to a higher mix of commercial and Medicare business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2016	2015
Investment income	$109	$27
Earnings from equity method investments	5	8
Interest expense	(217)	(43)
Other income (expense), net	$(103)	$(8)

The increase in investment income in 2016 reflects an increase in investment balances over 2015, primarily due to the acquisition of Health Net. Interest expense increased during the year ended December 31, 2016 by $174 million primarily reflecting the issuance of an additional $2,400 million in Senior Notes in February 2016 in connection with the financing of the Health Net transaction. Interest expense also increased due to the issuance of an additional $500 million in Senior Notes in June 2016, the assumption of Health Net's $400 million in Senior Notes, and the issuance of the $1,200 million in Senior Notes in November 2016. These increases were partially offset by the redemption of the Centene $425 million 5.75% Senior Notes and the Health Net $400 million 6.375% Senior Notes in November 2016 and December 2016, respectively. In addition, the Company incurred $11 million associated with the early redemption of the Centene 5.75% Senior Notes due 2017 and the Health Net 6.375% Senior Notes due 2017, which was recorded in Interest expense.

Income Tax Expense

Our effective tax rate for the year ended December 31, 2016 was 51.8% compared to 48.6% in 2015. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the HIF, limitations on the deductibility of compensation, and the non-deductibility of certain acquisition related costs incurred in connection with the acquisition of Health Net.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$37,722	$20,644	83%
Specialty Services	9,037	7,080	28%
Eliminations	(6,152)	(4,964)	(24)%
Consolidated Total	$40,607	$22,760	78%
Earnings from Operations
Managed Care	$1,070	$513	109%
Specialty Services	190	192	(1)%
Consolidated Total	$1,260	$705	79%

Managed Care

Total revenues increased 83% in the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of the acquisition of Health Net and expansions or new programs in many of our states, particularly California, Florida, Georgia, Indiana, Louisiana, Mississippi, Oregon, Texas, and Washington. Earnings from operations increased $557 million between years primarily reflecting the acquisition of Health Net and product and geographical expansions in many of our states.

Specialty Services

Total revenues increased 28% in the year ended December 31, 2016, compared to the year ended December 31, 2015, resulting primarily from the acquisition of Health Net, growth in our behavioral health and correctional services businesses, and increased services associated with membership growth in the Managed Care segment. Earnings from operations decreased $2 million in the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower earnings in our specialty pharmacy, home health, and behavioral health businesses as well as increased utilization in several specialty services businesses, partially offset by an increase in earnings related to our pharmacy benefits management and correctional services businesses, and the Health Net acquisition.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total Revenues

Total revenues increased 37% in the year ended December 31, 2015, over the corresponding period in 2014, primarily as a result of the impact from expansions or new programs in many of our states, particularly Florida, Illinois, Indiana, Louisiana, Mississippi, Ohio and Texas. During the year ended December 31, 2015, we received Medicaid premium rate adjustments which yielded a net 1% composite change across all of our markets.

Operating Expenses

Medical Costs

The consolidated HBR for the year ended December 31, 2015 of 88.9% was a decrease of 40 basis points over the comparable period in 2014. The decrease compared to the previous year is primarily attributable to improvement in medical expense in the high acuity populations (LTC/MMP) and membership growth in Medicaid expansion programs and Health Insurance Marketplace, which operate at a lower HBR than traditional Medicaid businesses.

Cost of Services

Cost of services increased by $341 million in the year ended December 31, 2015, compared to the corresponding period in 2014. This was primarily due to growth in the AcariaHealth business. The cost of service ratio for the year ended December 31, 2015, was 86.4% compared to 87.1% in 2014.

Selling, General and Administrative Expenses

SG&A increased by $504 million in the year ended December 31, 2015, compared to the corresponding period in 2014. This was primarily due to expenses for additional staff and facilities to support our membership growth. During the year ended December 31, 2015, we recorded approximately $27 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.14.

During the first quarter of 2015, we recorded a gain of $10 million on the settlement of contingent consideration related to the Community Health Solutions (CHS) transaction. We also recorded expense of $10 million for a contribution to our charitable foundation during the first quarter of 2015.

Also during 2015, we experienced higher than anticipated opt-out rates and member attrition in the new Michigan dual demonstration program, resulting in lower than expected membership and lower blended premium rates. As a result, the fair value of estimated contingent consideration was reduced from $50 million to $16 million, and we recorded a gain of $34 million in SG&A. In connection with the lower membership and revenue outlook, we conducted an impairment analysis of the identifiable intangible assets and goodwill, resulting in a reduction of goodwill and intangible assets of $38 million which was recorded in SG&A. The Company's initial allocation of fair value resulted in goodwill and intangible assets of $52 million. At December 31, 2015, the Company had goodwill of $11 million and other identifiable intangible assets of $1 million, net of $2 million of amortization, remaining on the balance sheet.

The consolidated SG&A expense ratio for the years ended December 31, 2015 and 2014 was 8.5% and 8.3%, respectively. The SG&A ratio for the year ended December 31, 2015 was 8.3% excluding the impact of the Health Net acquisition related expenses. The increase over the prior year is primarily related to the expansion of our Health Insurance Marketplace business which operates at a higher SG&A ratio and incurred higher open enrollment costs in the fourth quarter of 2015.

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

Income Tax Expense

Our effective tax rate for the year ended December 31, 2015 was 48.6%, compared to 42.9% in 2014. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2015	2014	% Change 2014-2015
Total Revenues
Managed Care	$20,644	$14,835	39%
Specialty Services	7,080	4,804	47%
Eliminations	(4,964)	(3,079)	(61)%
Consolidated Total	$22,760	$16,560	37%
Earnings from Operations
Managed Care	$513	$353	45%
Specialty Services	192	111	73%
Consolidated Total	$705	$464	52%

Managed Care

Total revenues increased 39% in the year ended December 31, 2015, primarily as a result of expansions or new programs in many of our states, particularly Florida, Illinois, Indiana, Louisiana, Mississippi, Ohio and Texas. Earnings from operations increased $160 million between years primarily reflecting growth in the business.

Specialty Services

Total revenues increased 47% in the year ended December 31, 2015, resulting primarily from increased services associated with membership growth in the Managed Care segment and growth in our pharmacy businesses. Earnings from operations increased $81 million in the year ended December 31, 2015, primarily reflecting growth in the specialty services provided to our increased Managed Care membership.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2016, 2015 and 2014, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$1,851	$658	$1,223
Net cash used in investing activities	(2,397)	(813)	(848)
Net cash provided by financing activities	2,717	305	198
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net increase in cash and cash equivalents	$2,170	$150	$572

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility.  Cash flows from operating activities for 2016 were $1,851 million, or 3.3 times net earnings, compared to $658 million in 2015. The cash provided by operations in 2016 was primarily due to net earnings, an increase in accounts payable and accrued expenses and medical claims liabilities, and a decrease in other assets and premium and related receivables. Additionally, cash provided by operations was increased by approximately $445 million in the fourth quarter due to the finalization of the opening balance sheet and respective cash flows for the eight day period from the March 24, 2016 acquisition date to March 31, 2016.

  Cash flows from operating activities for 2015 decreased to $658 million, compared to $1,223 million in 2014. The cash provided by operations in 2015 and 2014 was primarily related to net earnings and an increase in medical claims liabilities resulting from growth in the business, partially offset by increases in premium and related receivables.

Cash flows from operations in each year were impacted by the timing of payments we received from our states. States may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. Specifically, at December 31, 2016, the State of Illinois was behind in processing capitation for several months. We continue to monitor the receivable balance and work with the state on the timing of payments.

The reimbursement of the HIF from our state customers may be settled as a separate payment or monthly in combination with our other premium payments. The vast majority of our state customers are settling the reimbursement through a separate payment after verification of each state's portion of our HIF, resulting in an increase in Premium and Related Receivables at December 31, 2016. During 2016, we paid the 2016 annual HIF totaling $513 million. This negatively impacted our cash flows as we have not been reimbursed from many of our state customers. Similarly, during 2015, we paid the 2015 annual HIF invoice totaling $220 million. The table below details the impact to cash flows from operations from the timing of payments from our states ($ in millions).

	Year Ended December 31,
	2016	2015	2014
(Increase) decrease in premium and related receivables	$74	$(360)	$(463)
Increase (decrease) in unearned revenue	43	(27)	129
Net increase (decrease) in operating cash flow	$117	$(387)	$(334)

Cash Flows Used in Investing Activities

Investing activities used cash of $2,397 million for the year ended December 31, 2016, and $813 million in the comparable period in 2015. Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long term investments and capital expenditures.

In March 2016, we acquired Health Net for approximately $5,990 million, including the assumption of $703 million of debt. The total consideration for the acquisition was $5,287 million, consisting of Centene common shares valued at $3,038 million, $2,247 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

We spent $306 million and $150 million in the year ended December 31, 2016 and 2015, respectively, on capital expenditures for system enhancements and market expansions.

As of December 31, 2016, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.2 years. We had unregulated cash and investments of $264 million at December 31, 2016, compared to $78 million at December 31, 2015. Unregulated cash and investments include cost and equity method investments and company owned life insurance contracts.

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

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $2,717 million, $305 million and $198 million in 2016, 2015 and 2014, respectively. Financing activities in 2016, 2015 and 2014 are discussed below.

2016

During 2016, our financing activities primarily related to the proceeds from the issuance of Senior Notes in February 2016 associated with the Health Net acquisition, the issuance of additional Senior Notes in June 2016 and November 2016, partially offset by the redemption of our 5.75% Senior Notes due 2017, the redemption of our 6.375% Senior Notes due 2017, and the repayment of amounts outstanding under our Revolving Credit Facility.

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

In November 2016, we issued an additional $1,200 million of 4.75% Senior Notes due 2025. We used the net proceeds to redeem our $425 million of 5.75% Senior Notes due 2017 and Health Net's $400 million of 6.375% Senior Notes due 2017, to repay amounts outstanding under our Revolving Credit Facility, to pay related fees and expenses and for general purposes.

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

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016, and 3.0 to 1.0 on and subsequent to December 31, 2016. As of December 31, 2016, we had $100 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of December 31, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $71 million as of December 31, 2016, which were not part of our revolving credit facility. We also had letters of credit for $45 million (valued at the December 31, 2016 conversion rate), or €42 million, representing our proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.42% as of December 31, 2016. In addition, we had outstanding surety bonds of $365 million as of December 31, 2016.

The indentures governing our various maturities of senior notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. As of December 31, 2016, we were in compliance with all covenants.

At December 31, 2016, we had working capital, defined as current assets less current liabilities, of a negative $258 million, compared to a negative $24 million at December 31, 2015. We manage our short term and long term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short term requirements as needed.

At December 31, 2016, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 44.1%, compared to 36.0% at December 31, 2015. Excluding the $64 million non-recourse mortgage note, our debt to capital ratio was 43.7% as of December 31, 2016, compared to 34.7% at December 31, 2015.  The increase in the ratio over the prior year is due to the financing associated with the Health Net acquisition. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to 8 million shares of common stock from time to time on the open market or through privately negotiated transactions. We have 3 million available shares remaining under the program for repurchases as of December 31, 2016. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2016, 2015 or 2014.

During the year ended December 31, 2016, 2015 and 2014, we received dividends of $121 million, $11 million, and $50 million, respectively, from our regulated subsidiaries.

2017 Expectations

During 2017, we expect to make net capital contributions to our insurance subsidiaries of approximately $250 million associated with our growth and spend approximately $520 million in additional capital expenditures primarily associated with system integration and enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2017 and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$3,929	$3,929	$—	$—	$—
Debt and interest	6,458	276	564	1,883	3,735
Operating lease obligations	631	133	221	165	112
Purchase obligations	827	446	289	92	—
Other long term liabilities (1)	—	—	—	—	—
Total	$11,845	$4,784	$1,074	$2,140	$3,847

(1) Our Consolidated Balance Sheet as of December 31, 2016, includes $869 million of other long term liabilities. This consists primarily of long term deferred income taxes, liabilities under our deferred compensation plan, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

Commitments

In addition, in connection with obtaining regulatory approval of the Health Net acquisition from the California Department of Insurance and the California Department of Managed Health Care, we committed to certain undertakings (the Undertakings). The Undertakings included, among other items, operational commitments around premiums, dividend restrictions, minimum Risk Based Capital (RBC) levels, local offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, we agreed to, among other things:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition;

•	build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people;

•
contribute $65 million to improve enrollee health outcomes ($10 million over 10 years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the health care delivery system ($50 million over five years), (of which, the present value of $61 million was expensed in the year ended December 31, 2016 and classified as SG&A expenses in the Consolidated Statements of Operations); and

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.
The undertakings require significant investments by us, may restrict or impose additional material costs on our future obligations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Our operations are conducted through our subsidiaries. As managed care organizations, most of our subsidiaries are subject to state regulations and other requirements that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity’s level of statutory net income and statutory capital and surplus.

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2016, our subsidiaries had aggregate statutory capital and surplus of $4,529 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,259 million. During the year ended December 31, 2016, we contributed $467 million of net statutory capital to our subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage (including Kentucky Spirit) to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurance fee).

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the required amount as specified in the undertaking.

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2016, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2016, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,259 million in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2016, we had $4,712 million of goodwill and $1,545 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	1 - 20 years
Developed technology	5 years

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

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors. The fair value of all reporting units with material amounts of goodwill was substantially in excess of the carrying value as of our annual impairment testing date, with the exception of reporting units that were recently acquired without excess fair value on the acquisition date and our home health business, which maintains $267 million of goodwill. During 2016, events and circumstances led to unfavorable results in the home health business, which indicated that the goodwill might be impaired. We completed a quantitative analysis, and the estimate of future undiscounted cash flows indicated that such carrying amounts were expected to be recovered. To the extent the undiscounted cash flows are not sufficient in future periods, the reporting unit could be at risk for impairment.

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

 We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been received or adjudicated as of the reporting period to the estimate of the total ultimate incurred costs. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See “Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations or cash flows.” These approaches are consistently applied to each period presented.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2016 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(1.00)%	$229	(1.00)%	$(58)
(0.75)	172	(0.75)	(43)
(0.50)	114	(0.50)	(29)
(0.25)	57	(0.25)	(14)
0.25	(57)	0.25	14
0.50	(113)	0.50	29
0.75	(169)	0.75	43
1.00	(225)	1.00	58
(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $25 million for the year ended December 31, 2016, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance, January 1, net	$2,298	$1,723	$1,112
Acquisitions	1,482	79	—
Incurred related to:
Current year	30,946	17,471	12,820
Prior years	(310)	(229)	(142)
Total incurred	30,636	17,242	12,678

Paid related to:
Current year	28,532	15,279	11,122
Prior years	1,960	1,467	945
Total paid	30,492	16,746	12,067
Balance, December 31, net	3,924	2,298	1,723
Reinsurance recoverable	5	—	—
Balance, December 31,	$3,929	$2,298	$1,723
Days in claims payable (1)	42	44	44

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2016 will be known by the end of 2017.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $39 million, $47 million and $26 million of the “Incurred related to: Prior years” was recorded as a reduction to premium revenues in 2016, 2015 and 2014, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

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

Revenue Recognition

Our health plans generate revenues primarily from premiums received from the states in which we operate health plans. We generally receive a fixed premium per member per month pursuant to our state contracts and recognize premium revenues during the period in which we are obligated to provide services to our members at the amount reasonably estimable. In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of its membership. Generally, the risk score is determined by the State analyzing submissions of processed claims data to determine the acuity of our membership relative to the entire state's Medicaid membership. We estimate the amount of risk adjustment based upon the processed claims data submitted and expected to be submitted to CMS and record revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premium to the state in the event profits exceed established levels. We estimate the effect of these programs and recognize reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

Revenues are recorded based on membership and eligibility data provided by the states, which is adjusted on a monthly basis by the states for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. We continuously review and updates those estimates as new information becomes available. It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

Our Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. We and the health care providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS and record revenues on a risk adjusted basis.

Our specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. We recognize revenue related to administrative services under the T-3 TRICARE government-sponsored managed care support contract in the North Region for the DoD's TRICARE program (T-3 contract) on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual HIF. If we are able to negotiate reimbursement of portions of these premium taxes or the HIF, we recognize revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the “gross-up” to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2016, we had short term investments of $505 million and long term investments of $4,683 million, including restricted deposits of $138 million. The short term investments generally consist of highly liquid securities with maturities between three and 12 months. The long term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2016, the fair value of our fixed income investments would decrease by approximately $155 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,100 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,100 million of our long term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2016, the fair value of our debt would decrease by approximately $107 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.”

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
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centene Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centene Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2017

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,930	$1,760
Premium and related receivables	3,098	1,279
Short term investments	505	176
Other current assets	832	390
Total current assets	8,365	3,605
Long term investments	4,545	1,927
Restricted deposits	138	115
Property, software and equipment, net	797	518
Goodwill	4,712	842
Intangible assets, net	1,545	155
Other long term assets	95	177
Total assets	$20,197	$7,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$3,929	$2,298
Accounts payable and accrued expenses	3,763	976
Return of premium payable	614	207
Unearned revenue	313	143
Current portion of long term debt	4	5
Total current liabilities	8,623	3,629
Long term debt	4,651	1,216
Other long term liabilities	869	170
Total liabilities	14,143	5,015
Commitments and contingencies
Redeemable noncontrolling interests	145	156
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; authorized 400,000,000 shares; 178,134,306 issued and 171,919,071 outstanding at December 31, 2016, and 126,855,477 issued and 120,342,981 outstanding at December 31, 2015	—	—
Additional paid-in capital	4,190	956
Accumulated other comprehensive loss	(36)	(10)
Retained earnings	1,920	1,358
Treasury stock, at cost (6,215,235 and 6,512,496 shares, respectively)	(179)	(147)
Total Centene stockholders’ equity	5,895	2,157
Noncontrolling interest	14	11
Total stockholders’ equity	5,909	2,168
Total liabilities and stockholders’ equity	$20,197	$7,339
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Premium	$35,399	$19,389	$14,198
Service	2,180	1,876	1,469
Premium and service revenues	37,579	21,265	15,667
Premium tax and health insurer fee	3,028	1,495	893
Total revenues	40,607	22,760	16,560
Expenses:
Medical costs	30,636	17,242	12,678
Cost of services	1,864	1,621	1,280
Selling, general and administrative expenses	3,676	1,802	1,298
Amortization of acquired intangible assets	147	24	16
Premium tax expense	2,563	1,151	698
Health insurer fee expense	461	215	126
Total operating expenses	39,347	22,055	16,096
Earnings from operations	1,260	705	464
Other income (expense):
Investment and other income	114	35	28
Interest expense	(217)	(43)	(35)
Earnings from continuing operations, before income tax expense	1,157	697	457
Income tax expense	599	339	196
Earnings from continuing operations, net of income tax expense	558	358	261
Discontinued operations, net of income tax expense (benefit) of $2, $(1), and $1, respectively	3	(1)	3
Net earnings	561	357	264
(Earnings) loss attributable to noncontrolling interests	1	(2)	7
Net earnings attributable to Centene Corporation	$562	$355	$271

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$559	$356	$268
Discontinued operations, net of income tax expense (benefit)	3	(1)	3
Net earnings	$562	$355	$271

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$3.50	$2.99	$2.30
Discontinued operations	0.02	(0.01)	0.03
Basic earnings per common share	$3.52	$2.98	$2.33

Diluted:
Continuing operations	$3.41	$2.89	$2.23
Discontinued operations	0.02	(0.01)	0.02
Diluted earnings per common share	$3.43	$2.88	$2.25

Weighted average number of common shares outstanding:
Basic	159,567,607	119,100,744	116,345,764
Diluted	163,975,407	123,066,370	120,360,212

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net earnings	$561	$357	$264
Reclassification adjustment, net of tax	(2)	—	—
Change in unrealized gain (loss) on investments, net of tax	(22)	(4)	3
Defined benefit pension plan net gain arising during the period, net of tax	1	—	—
Foreign currency translation adjustments, net of tax	(3)	(5)	(1)
Other comprehensive earnings (loss)	(26)	(9)	2
Comprehensive earnings	535	348	266
Comprehensive (earnings) loss attributable to the noncontrolling interests	1	(2)	7
Comprehensive earnings attributable to Centene Corporation	$536	$346	$273

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2013	117,346,430	$—	$594	$(3)	$732	6,707,952	$(89)	$9	$1,243
Net earnings (loss)	—	—	—	—	271	—	—	(1)	270
Other comprehensive earnings, net of $1 tax	—	—	—	2	—	—	—	—	2
Common stock issued for acquisitions	4,486,434	—	170	—	—	(1,492,738)	20	—	190
Common stock issued for employee benefit plans	2,442,000	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	626,234	(29)	—	(29)
Stock compensation expense	—	—	48	—	—	—	—	—	48
Excess tax benefits from stock compensation	—	—	19	—	—	—	—	—	19
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Balance, December 31, 2014	124,274,864	$—	$840	$(1)	$1,003	5,841,448	$(98)	$(1)	$1,743
Net earnings	—	—	—	—	355	—	—	—	355
Other comprehensive earnings (loss), net of $3 tax	—	—	—	(9)	—	—	—	—	(9)
Common stock issued for acquisitions	—	—	8	—	—	(247,580)	4	—	12
Common stock issued for employee benefit plans	2,580,613	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	918,628	(53)	—	(53)
Stock compensation expense	—	—	71	—	—	—	—	—	71
Excess tax benefits from stock compensation	—	—	25	—	—	—	—	—	25
Contribution from noncontrolling interest	—	—	—	—	—	—	—	11	11
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, December 31, 2015	126,855,477	$—	$956	$(10)	$1,358	6,512,496	$(147)	$11	$2,168
Net earnings	—	—	—	—	562	—	—	1	563
Other comprehensive earnings (loss), net of $(14) tax	—	—	—	(26)	—	—	—	—	(26)
Common stock issued for acquisitions	48,218,310	—	3,074	—	—	(1,375,596)	31	—	3,105
Common stock issued for employee benefit plans	3,060,519	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	1,078,335	(63)	—	(63)
Stock compensation expense	—	—	148	—	—	—	—	—	148
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Balance, December 31, 2016	178,134,306	$—	$4,190	$(36)	$1,920	6,215,235	$(179)	$14	$5,909

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$561	$357	$264
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	278	111	89
Stock compensation expense	148	71	48
Debt extinguishment costs	(7)	—	—
Deferred income taxes	92	(17)	(42)
Gain on contingent consideration	(5)	(44)	—
Goodwill and intangible adjustment	—	38	—
Changes in assets and liabilities
Premium and related receivables	74	(360)	(463)
Other assets	167	(102)	(7)
Medical claims liabilities	145	536	609
Unearned revenue	43	(27)	129
Accounts payable and accrued expenses	402	39	506
Other long term liabilities	(61)	51	89
Other operating activities, net	14	5	1
Net cash provided by operating activities	1,851	658	1,223
Cash flows from investing activities:
Capital expenditures	(306)	(150)	(103)
Purchases of investments	(2,450)	(1,321)	(1,015)
Sales and maturities of investments	1,656	669	406
Investments in acquisitions, net of cash acquired	(1,297)	(18)	(136)
Other investing activities, net	—	7	—
Net cash used in investing activities	(2,397)	(813)	(848)
Cash flows from financing activities:
Proceeds from borrowings	8,946	1,925	1,875
Payment of long term debt	(6,076)	(1,583)	(1,674)
Common stock repurchases	(63)	(53)	(29)
Debt issuance costs	(76)	(4)	(7)
Other financing activities, net	(14)	20	33
Net cash provided by financing activities	2,717	305	198
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net increase in cash and cash equivalents	2,170	150	572
Cash and cash equivalents, beginning of period	1,760	1,610	1,038
Cash and cash equivalents, end of period	$3,930	$1,760	$1,610
Supplemental disclosures of cash flow information:
Interest paid	$165	$55	$40
Income taxes paid	$556	$328	$237
Equity issued in connection with acquisitions	$3,105	$12	$190

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-national healthcare enterprise operating in two segments: Managed Care and Specialty Services. The Managed Care segment provides Medicaid and Medicaid-related health plan coverage to individuals through the government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long Term Care (LTC), Foster Care, dual-eligible individuals (Duals) in Medicare Special Needs Plans and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program (ABD), Medicare, and the Health Insurance Marketplace. The Company also offers a variety of individual, small group, and large group commercial health care products, both to employers and directly to members in the Managed Care segment. The Specialty Services segment consists of our specialty companies offering auxiliary healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. The Specialty Service segment also includes the Government Contracts business which includes the Company's government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program in the North Region, the Military Family and Life Counseling (MFLC) contract with the DoD, and other health care related government contracts, including the Patient Centered Community Care (PC3) contract with the U.S. Department of Veterans Affairs (VA).

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, Inc. (Health Net) a publicly traded managed care organization that delivers health care services through health plans and government-sponsored managed care plans. The transaction was valued at approximately $5,990 million, including the assumption of $703 million of outstanding debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets.

On February 2, 2015, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed February 19, 2015 to stockholders of record on February 12, 2015. All share and per share information presented in this Form 10-K has been adjusted for the two-for-one stock split.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Centene Corporation and all majority owned subsidiaries and subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All material intercompany balances and transactions have been eliminated. The assets, liabilities and results of operations of Kentucky Spirit Health Plan (Kentucky Spirit) are classified as discontinued operations for all periods presented.

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2016 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets. Management obtains quoted market prices and other observable inputs for these disclosures. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and related receivables, medical claims liability, accounts payable and accrued expenses, unearned revenue, and certain other current assets and liabilities are carried at cost, which approximates fair value because of their short term nature.

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

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of our floating rate debt approximates fair value since the interest rates adjust based on market rate adjustments.

•	Interest rate swap: Estimated based on third-party market prices based on the forward 3-month LIBOR curve.

•	Contingent consideration: Estimated based on expected achievement of metrics included in the acquisition agreement considering circumstances that exist as of the acquisition date.

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

Fixed Asset	Depreciation Period
Buildings and land improvements	5 - 40 years
Computer hardware and software	2 - 7 years
Furniture and equipment	3 - 10 years
Land improvements	3 - 20 years
Leasehold improvements	1 - 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of purchased contract rights, provider contracts, customer relationships, trade names, developed technologies and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	1 - 20 years
Developed technology	5 years

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

The Company tests goodwill for impairment using a fair value approach. The Company is required to test for impairment at least annually, absent a triggering event, which could include a significant decline in operating performance that would require an impairment assessment. Absent any impairment indicators, the Company performs its goodwill impairment testing during the fourth quarter of each year. The Company recognizes an impairment charge for any amount by which the carrying amount of goodwill exceeds its implied fair value.

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

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans. The Company generally receives a fixed premium per member per month pursuant to its state contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment, or risk score, based on the acuity of its membership. Generally, the risk score is determined by the State analyzing submissions of processed claims data to determine the acuity of the Company's membership relative to the entire state's Medicaid membership. The Company estimates the amount of risk adjustment based upon the processed claims data submitted and expected to be submitted to Centers for Medicare and Medicaid Services (CMS) and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

The Company's contracts with states may require us to maintain a minimum health benefits ratio (HBR) or may require us to share profits excess of certain levels. In certain circumstances, our plans may be required to return premium to the state in the event profits exceed established levels. We estimate the effect of these programs and recognize reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

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

The Company's Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. The Company and the health care providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis.

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the T-3 TRICARE government-sponsored managed care support contract in the North Region for the DoD's TRICARE program (T-3 contract) on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, the Company adjusts revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF). If the Company is able to negotiate reimbursement of portions of these premium taxes or the HIF, it recognizes revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the “gross-up” to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations.

Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “three Rs”, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual medical loss ratio (MLR) and cost-sharing reductions. Each of the three R programs are taken into consideration to determine if the Company's estimated annual medical costs are less than the minimum loss ratio and require an adjustment to premium revenue to meet the minimum MLR.

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

The Company’s accounting policies for the programs are as follows:

Risk Adjustment

The permanent risk adjustment program established by the ACA transfers funds from qualified individual and small group insurance plans with below average risk scores to those plans with above average risk scores within each state. The Company estimates the receivable or payable under the risk adjustment program based on its estimated risk score compared to the state average risk score. The Company may record a receivable or payable as an adjustment to Premium revenue to reflect the year to date impact of the risk adjustment based on its best estimate. The Company expects to refine its estimate as new information becomes available. As of December 31, 2016 and 2015, the Company recorded a payable of $425 million and $108 million, respectively, associated with risk adjustment.

Reinsurance

The ACA established a transitional three-year reinsurance program whereby the Company’s claims costs incurred for qualified members will be reimbursed when they exceed a specific threshold. For the 2016 benefit year, qualified member claims that exceeded $90,000 entitled the Company to reimbursement from the programs at 50% coinsurance. The Company accounts for reinsurance recoveries as a reduction of Medical Costs based on each individual case that exceeds the reinsurance threshold established by the program. As of December 31, 2016 and 2015, the Company recorded a receivable of $122 million and $24 million, respectively, associated with reinsurance.

Risk Corridor

The temporary, three-year risk corridor program established by the ACA applies to qualified individual and small group health plans operating both inside and outside of the Health Insurance Marketplace. The risk corridor program limits the Company’s gains and losses in the Health Insurance Marketplace by comparing certain medical and administrative costs to a target amount and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from the federal government. The Company records a risk corridor receivable or payable as an adjustment to premium revenue on a year to date basis based on where its estimated annual costs fall within the risk corridor range. As of December 31, 2016 and 2015, the Company recorded a payable of $3 million and $4 million, respectively, associated with risk corridor.

Minimum Medical Loss Ratio

Additionally, the ACA established a minimum annual MLR for the Health Insurance Marketplace. Each of the three R programs described above are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to premium revenue to meet the minimum MLR. As of December 31, 2016 and 2015, the Company recorded a payable of $18 million and $15 million, respectively, associated with minimum MLR.

Cost-sharing Reductions (CSRs)

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with an FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL level when services are provided by an Indian Health Service. In order to compensate issuers for reduced cost sharing provided to enrollees, CMS pays an advance CSR payment to the Company each month based on the Company’s certification data provided at the time of the qualified health plan application. After the close of the benefit year, the Company is required to provide CMS with data on the value of the CSRs provided to enrollees based on either a ‘simplified’ or ‘standard’ approach. A reconciliation will occur in order to calculate the difference between the Company’s CSR advance payments received and the value of CSRs provided to enrollees. This reconciliation will produce either a payable or receivable to/from CMS. The Company has elected the standard methodology approach. As of December 31, 2016 and 2015, the Company recorded a payable of $147 million and $40 million, respectively, associated with CSRs.

Premium and Related Receivables and Unearned Revenue

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and related receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectibility of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Amounts receivable under federal contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract.

Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2016	2015	2014
Allowances, beginning of year	$10	$5	$1
Amounts charged to expense	33	12	8
Write-offs of uncollectible receivables	(14)	(7)	(4)
Allowances, end of year	$29	$10	$5

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The current contracts expire on various dates between February 28, 2017 and December 31, 2022. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the state of California, where the percentage of the Company's total revenue was 21%, 3% and 2% for the years ended December 31, 2016, 2015 and 2014, respectively; the state of Florida, where the percentage of the Company's total revenue was 14% for the years ended December 31, 2015 and 2014; and the state of Texas, where the percentage of the Company's total revenue was 13%, 22% and 25% for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in the revenue percentage for the state of Texas compared to prior periods is attributable to the overall growth in the Company's revenues as a result of the Health Net acquisition.

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

Stock Based Compensation

The fair value of the Company's employee share options and similar instruments are estimated using the Black-Scholes option-pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits related to stock compensation are presented as a cash inflow from financing activities for the years ended December 31, 2015 and 2014 and as a cash inflow from operating activities for the year ended December 31, 2016 due to the prospective adoption of employee share-based payment guidance in 2016. The Company accounts for forfeitures when they occur.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The ASU also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered, as currently required, or to account for forfeitures when they occur. Finally, the ASU modifies the current exception to liability classification of an award when an employer uses a net-settlement feature to withhold shares to meet the employee's minimum statutory tax withholding requirement. The new standard is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of 2016. The adoption of this ASU decreased the Company's income tax expense by $14 million in 2016 and increased diluted shares outstanding by approximately one million shares. Excess tax benefits related to stock compensation are now presented as cash flows from operating activities rather than as cash flows from financing activities, this aspect of the guidance has been adopted prospectively. In connection with the adoption, the Company has elected to account for forfeitures as they occur.

In May 2015, the FASB issued an ASU which expands the disclosure requirements for insurance companies that issue short-duration contracts. The new standard will increase the level of disclosure around the Company's Medical Claims Liability to include the following: claims development by year; claim frequency; a rollforward of the claims liability; and a description of methods and assumptions used for determining the liability. It is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company has adopted this guidance in the current fiscal year.

Recent Accounting Guidance Not Yet Adopted

In January 2017, the FASB issued an ASU simplifying the test for goodwill impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. Thus, an entity will no longer be required to compare the implied fair value of a reporting unit’s goodwill to its carrying amount. Instead, under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The impairment charge should be limited to the total amount of goodwill allocated to that reporting unit. Under the new guidance, an entity still has the option to first perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for an entity’s annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect of the new goodwill impairment guidance.

In November 2016, the FASB issued an ASU clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect of the new statement of cash flows guidance.

In August 2016, the FASB issued an ASU which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of the new statement of cash flows guidance.

In February 2016, the FASB issued an ASU which introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of the new lease guidance.

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new effective date is for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect of the new revenue recognition guidance. The majority of the Company's revenues are derived from insurance contracts and are excluded from the new standard, therefore the new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company has determined that there are no other recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations or cash flows.

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

The total consideration for the acquisition was $5,287 million, consisting of Centene common shares valued at $3,038 million (based on Centene's stock price of $62.70), $2,247 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service. Each Health Net share was converted into 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash. In total, 48,449,444 shares of Centene common stock were issued in connection with the transaction. The cash portion of the acquisition consideration was funded through the issuance of long-term debt as further discussed in Note 11, Debt. For the year ended December 31, 2016, the Company also recognized acquisition related expenses of $234 million that were recorded in selling, general and administrative (SG&A) expense in the Consolidated Statements of Operations.

The acquisition of Health Net has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of all the assets acquired and liabilities assumed was finalized in the fourth quarter of 2016.

Since the initial allocation of purchase price, the Company made adjustments and reclassifications to the fair value of certain assets and liabilities acquired, including the premium and related receivables, medical claims liability, accrued liabilities, return of premium payable and deferred taxes, resulting in a net increase of $258 million to goodwill. The Company's allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of March 24, 2016, is as follows ($ in millions):

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$956
Premium and related receivables (a)	1,890
Short term investments	74
Other current assets	524
Long term investments	2,037
Restricted deposits	30
Property, software and equipment, net	41
Intangible assets (b)	1,530
Other long term assets	136
Total assets acquired	7,218

Medical claims liability (c)	1,482
Borrowings under revolving credit facility	285
Accounts payable and accrued expenses (c) (d)	2,297
Return of premium payable	435
Unearned revenue	130
Long term deferred tax liabilities (e)	311
Long term debt (f)	418
Other long term liabilities	432
Total liabilities assumed	5,790

Total identifiable net assets	1,428
Goodwill (g)	3,859
Total assets acquired and liabilities assumed	$5,287

Significant fair value adjustments are noted as follows:

(a)
The fair value of premium and related receivables approximated their historical cost, with the exception of the risk corridor receivable associated with the Health Insurance Marketplace. The fair value of the risk corridor receivable was estimated at $9 million.

(b)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also utilized in estimating the fair value of certain intangible assets. The Company has finalized its fair value of intangibles to be $1,530 million with a weighted average life of 12 years. This final fair value of intangibles is approximately $30 million higher than the preliminary fair value of intangibles and the weighted average life increased by two years, which resulted in an immaterial true-up of intangible amortization recorded during the fourth quarter of 2016. The Company identified intangible assets including purchased contract rights, provider contracts, trade names and developed technology.

(c)
Medical claims liability and accounts payable and accrued expenses include $160 million of reserves associated with substance abuse rehabilitation claims primarily related to periods prior to the acquisition date.

(d)
Accounts payable and accrued expenses include approximately $253 million related to premium deficiency reserves based on cost trends existing prior to the acquisition date. The premium deficiency reserves are primarily associated with losses in the individual commercial business, largely in California, unfavorable performance in the Arizona commercial business as well as unfavorable performance in the Medicare business primarily in Oregon and Arizona.

(e)	The deferred tax liabilities are presented net of $365 million of deferred tax assets.

(f)
Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Health Net's $400 million Senior Notes assumed in the acquisition was $418 million. The $18 million increase will be amortized as a reduction to interest expense over the remaining life of the debt. In November 2016, this debt was redeemed as discussed in Note 11, Debt.

(g)
The acquisition resulted in $3,859 million of goodwill related primarily to buyer specific synergies expected from the acquisition and the assembled workforce of Health Net. This goodwill is not deductible for income tax purposes. The Company assigned $3,317 million of goodwill to the Managed Care segment and $542 million of goodwill to the Specialty Services segment.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights	$1,095	13
Provider contracts	181	11
Trade names	150	10
Developed technology	104	5
Total intangible assets acquired	$1,530	12

Statement of Operations

From the acquisition date through December 31, 2016, the Company's Consolidated Statements of Operations include total Health Net revenues of $13,454 million. It is impracticable to determine the effect on net income resulting from the Health Net acquisition for the year ended December 31, 2016, as the Company immediately integrated Health Net into its ongoing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma total revenues for the year ended December 31, 2016 were $44,280 million. The following table presents supplemental pro forma information for the year ended December 31, 2015 ($ in millions, except per share data).

December 31, 2015
Total revenues	$38,826
Net earnings attributable to Centene Corporation	$245
Diluted earnings per share	$1.43

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2015 and is not a projection of future results. It is impracticable for the Company to determine the pro forma earnings information for the year ended December 31, 2016 due to the nature of obtaining that information as the Company immediately integrated Health Net into its ongoing operations.

The unaudited pro forma financial information reflects the historical results of Centene and Health Net adjusted as if the acquisition had occurred on January 1, 2015, primarily for the following:

•	Additional interest income associated with adjusting the amortized cost of Health Net's investment portfolio to fair value.

•	Elimination of historical Health Net intangible asset amortization expense and addition of amortization expense based on the current values of identifiable intangible assets.

•	Adjustments to premium revenue related to the risk corridor receivables associated with the Health Insurance Marketplace to align with Centene's accounting policies.

•	Interest expense associated with financing the acquisition and amortization of the fair value adjustment to Health Net's debt.

•	Additional stock compensation expense related to the amortization of the fair value increase to Health Net rollover stock awards.

•	Increased tax expense due to the assumption that Centene would be subject to the IRS Regulation 162(m)(6) beginning in 2015.

•	Elimination of acquisition related costs.

Restructuring Related Charges

In connection with the Health Net acquisition, the Company undertook a restructuring plan as a result of the integration of Health Net's operations into its business, resulting in a reduction in workforce beginning in 2016 and expected to continue through early 2017. The restructuring related costs are classified as SG&A expenses in the Consolidated Statements of Operations. Changes in the restructuring liability for the year ended December 31, 2016 were as follows ($ in millions):

	December 31, 2016
	Employee Termination Costs	Stock Based Compensation	Total
Total accrued restructuring costs as of December 31, 2015	$—	$—	$—
Charges incurred	46	43	89
Paid/settled	(28)	(43)	(71)
Total accrued restructuring costs as of December 31, 2016	$18	$—	$18

For the year ended December 31, 2016, the Company recorded employee termination costs of $46 million and stock based compensation of $43 million in the Managed Care Segment. The Company expects to record a total of approximately $51 million of employee termination costs and $45 million of stock based compensation in connection with the acquisition, the majority of which was expensed in 2016. The remainder is to be incurred in early 2017.

Commitments

In connection with obtaining regulatory approval of the Health Net acquisition from the California Department of Insurance and the California Department of Managed Health Care, the Company committed to certain undertakings (the Undertakings). The Undertakings included, among other items, operational commitments around premiums, dividend restrictions, minimum Risk Based Capital (RBC) levels, local offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, the Company agreed to, among other things:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition;

•	build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people;

•
contribute $65 million to improve enrollee health outcomes ($10 million over 10 years), support locally based consumer assistance programs ($5 million over five years) and strengthen the health care delivery system ($50 million over five years), (of which, the present value of $61 million was expensed in the year ended December 31, 2016, and classified as SG&A expenses in the Consolidated Statements of Operations); and

•	invest $75 million of its investment portfolio in vehicles supporting California’s health care infrastructure.

4. Acquisitions and Noncontrolling Interest

Acquisitions

Health Net. On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers health care services through health plans and government-sponsored managed care plans. See Note 3, Health Net, for further discussion on the acquisition.

Agate Resources, Inc. In September 2015, the Company completed the acquisition of Agate Resources, Inc. (Agate) for $114 million. Agate is a diversified holding company that offers primarily Medicaid and other healthcare products and services to Oregon residents. The fair value of consideration of $114 million consists of initial cash consideration of $93 million, the present value of future cash payments of $12 million to be paid out over a three year period, and the fair value of estimated contingent consideration of $9 million. A portion of the contingent consideration is based on the achievement of underwriting targets and is being paid in cash over a three year period; the remainder is based on the net proceeds of a retrospective rate adjustment, which was settled in 2016.

The Company's allocation of fair value resulted in goodwill of $42 million and other identifiable intangible assets of $39 million. The goodwill is not deductible for income tax purposes. The acquisition is recorded in the Managed Care segment.

Noncontrolling Interest

The Company has consolidated subsidiaries where it maintains less than 100% ownership. The Company’s ownership interest for each subsidiary as of December 31, are as follows:

	2016	2015	2014
Celtic Insurance Company	100%	75%	100%
Cenpatico Integrated Care	80%	80%	80%
Centurion	51%	51%	51%
Home State Health Plan	95%	95%	95%
The Practice (Group) Limited (TPG) (1)	75%	49%	49%
U.S. Medical Management	68%	68%	68%

(1)    In 2016, the Company purchased a controlling interest in TPG for $8 million.

Net income attributable to Centene Corporation and transfers from (to) noncontrolling interest entities are as follows ($ in millions):

	Year Ended December 31,
	2016	2015	2014
Net earnings attributable to Centene Corporation	$559	$356	$268
Transfers from (to) the noncontrolling interest:
Increase in equity for distributions from and consolidation of noncontrolling interest	2	11	—
Reclassification to redeemable noncontrolling interest	—	1	(9)
Net transfers from (to) noncontrolling interest	2	12	(9)
Changes from net earnings attributable to Centene Corporation and net transfers from (to) the noncontrolling interest	$561	$368	$259

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

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows ($ in millions):

Balance, December 31, 2015	$156
Noncontrolling interest related to TPG acquisition	3
Noncontrolling interest repurchased related to Celtic Insurance Company	(12)
Net losses attributable to noncontrolling interest	(2)
Balance, December 31, 2016	$145

Pro forma disclosures related to the acquisitions other than Health Net (see Note 3, Health Net) have been excluded as they were deemed to be immaterial.

5. Short term and Long term Investments, Restricted Deposits

Short term and long term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$364	$—	$(1)	$363	$431	$—	$(2)	$429
Corporate securities	1,933	12	(13)	1,932	859	2	(8)	853
Restricted certificates of deposit	5	—	—	5	5	—	—	5
Restricted cash equivalents	6	—	—	6	78	—	—	78
Municipal securities	1,767	1	(35)	1,733	496	2	(1)	497
Asset backed securities	317	1	(1)	317	163	—	(1)	162
Residential mortgage backed securities	219	1	(5)	215	66	1	—	67
Commercial mortgage backed securities	343	—	(5)	338	40	—	—	40
Cost and equity method investments	163	—	—	163	71	—	—	71
Life insurance contracts	116	—	—	116	16	—	—	16
Total	$5,233	$15	$(60)	$5,188	$2,225	$5	$(12)	$2,218

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2016, 95% of the Company’s investments in rated securities carry an investment grade rating by S&P and Moody’s. At December 31, 2016, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.7 years at December 31, 2016.
In January 2016, the Company completed a 19% investment in a data analytics business, and as a result, issued the selling stockholders 1.1 million shares of Centene common stock, valued at $68 million. The investment is being accounted for using the equity method of accounting due to the Company's significant influence of the business.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2016				December 31, 2015
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$215	$—	$2	$(2)	$294	$—	$14
Corporate securities	(12)	1,020	(1)	39	(6)	561	(2)	41
Municipal securities	(35)	1,423	—	30	(1)	208	—	5
Asset backed securities	(1)	101	—	18	(1)	121	—	8
Residential mortgage backed securities	(5)	188	—	—	—	30	—	—
Commercial mortgage backed securities	(5)	271	—	—	—	34	—	—
Total	$(59)	$3,218	$(1)	$89	$(10)	$1,248	$(2)	$68

As of December 31, 2016, the gross unrealized losses were generated from 1,881 positions out of a total of 2,845 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

During the years ended December 31, 2016, 2015 and 2014, the company recognized $5 million, $8 million and $6 million, respectively, of income from equity method investments.

The contractual maturities of short term and long term investments and restricted deposits are as follows ($ in millions):

	December 31, 2016				December 31, 2015
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$500	$500	$91	$91	$176	$176	$93	$93
One year through five years	1,982	1,974	47	47	1,662	1,654	22	22
Five years through ten years	1,101	1,089	—	—	267	268	—	—
Greater than ten years	633	617	—	—	5	5	—	—
Asset-backed securities	879	870	—	—	—	—	—	—
Total	$5,095	$5,050	$138	$138	$2,110	$2,103	$115	$115

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

The following table summarizes fair value measurements by level at December 31, 2016, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$3,930	$—	$—	$3,930
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$221	$15	$—	$236
Corporate securities	—	1,932	—	1,932
Municipal securities	—	1,733	—	1,733
Asset backed securities	—	317	—	317
Residential mortgage backed securities	—	215	—	215
Commercial mortgage backed securities	—	338	—	338
Total investments	$221	$4,550	$—	$4,771
Restricted deposits available for sale:
Cash and cash equivalents	$6	$—	$—	$6
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	127	—	—	127
Total restricted deposits	$138	$—	$—	$138
Other long term assets:
Interest rate swap agreements	$—	$4	$—	$4
Total assets at fair value	$4,289	$4,554	$—	$8,843

Liabilities
Other long term liabilities:
Interest rate swap agreements	$—	$62	$—	$62
Total liabilities at fair value	$—	$62	$—	$62

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At December 31, 2016, there were $1 million of transfers from Level I to Level II and $45 million of transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $279 million and $87 million as of December 31, 2016 and December 31, 2015, respectively.

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2016	2015
Land	$113	$104
Building	271	223
Computer software	377	237
Computer hardware	179	105
Furniture and office equipment	126	92
Leasehold improvements	173	108
	1,239	869
Less accumulated depreciation	(442)	(351)
Property, software and equipment, net	$797	$518

As of December 31, 2016 and 2015, the Company had assets acquired under capital leases included above of $5 million and $6 million, net of accumulated amortization of $4 million and $4 million, respectively. Amortization on assets under capital leases charged to expense is included in depreciation expense. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $101 million, $78 million and $65 million, respectively.

8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2014	$276	$478	$754
Acquisitions and purchase accounting adjustments	103	3	106
Impairment	(18)	—	(18)
Balance as of December 31, 2015	361	481	842
Acquisitions and purchase accounting adjustments	3,331	542	3,873
Translation impact	(3)	—	(3)
Balance as of December 31, 2016	$3,689	$1,023	$4,712

Goodwill was related to the acquisitions and finalization of fair value allocations discussed in Note 3, Health Net and Note 4, Acquisitions and Noncontrolling Interest.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2016	2015	2016	2015
Purchased contract rights	$1,171	$71	12.6	8.8
Provider contracts	285	103	10.7	11.1
Customer relationships	22	26	8.2	8.1
Trade names	163	12	9.6	7.3
Developed technology	110	5	5.0	5.0
Intangible assets	1,751	217	11.5	9.8
Less accumulated amortization:
Purchased contract rights	(95)	(21)
Provider contracts	(55)	(24)
Customer relationships	(21)	(14)
Trade names	(17)	(2)
Developed technology	(18)	(1)
Total accumulated amortization	(206)	(62)
Intangible assets, net	$1,545	$155

Amortization expense was $147 million, $24 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2017	$155
2018	152
2019	152
2020	150
2021	133

9. Medical Claims Liability

The following table summarizes the change in medical claims liability by operating segment ($ in millions):

	Managed Care	Specialty Services	Consolidated Total
Balance, January 1, 2014, net	$1,101	$11	$1,112
Incurred related to:
Current year	12,468	352	12,820
Prior years	(141)	(1)	(142)
Total incurred	12,327	351	12,678
Paid related to:
Current year	10,796	326	11,122
Prior years	936	9	945
Total paid	11,732	335	12,067
Balance, December 31, 2014, net	$1,696	$27	$1,723
Acquisitions	79	—	79
Incurred related to:
Current year	16,974	497	17,471
Prior years	(223)	(6)	(229)
Total incurred	16,751	491	17,242
Paid related to:
Current year	14,826	453	15,279
Prior years	1,448	19	1,467
Total paid	16,274	472	16,746
Balance at December 31, 2015, net	$2,252	$46	$2,298
Acquisitions	1,482	—	1,482
Incurred related to:
Current year	30,073	873	30,946
Prior years	(303)	(7)	(310)
Total incurred	29,770	866	30,636
Paid related to:
Current year	27,714	818	28,532
Prior years	1,921	39	1,960
Total paid	29,635	857	30,492
Balance at December 31, 2016, net	$3,869	$55	$3,924
Reinsurance recoverable	5	—	5
Balance, December 31, 2016	$3,874	$55	$3,929

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $39 million, $47 million, and $26 million of the “Incurred related to: Prior years” was recorded as a reduction to premium revenues in 2016, 2015 and 2014, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

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

Information about incurred and paid claims development as of December 31, 2016 is included in the table below and is inclusive of claims incurred and paid related to the Health Net business prior and subsequent to the acquisition date. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2016 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2014 (unaudited)	2015 (unaudited)	2016
Managed Care:
2014	$23,790	$23,472	$23,468
2015		30,122	29,833
2016			33,782
	Total incurred claims		$87,083

Specialty Services:
2014	$352	$348	$346
2015		497	492
2016			873
	Total incurred claims		$1,711

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2014 (unaudited)	2015 (unaudited)	2016
Managed Care:
2014	$20,415	$22,895	$23,450
2015		27,211	29,539
2016			30,225
	Total payment of incurred claims		$83,214
	Managed Care medical claims liability		$3,869
Specialty Services:
2014	$326	$346	$346
2015		453	492
2016			818
	Total payment of incurred claims		$1,656
Specialty Services medical claims liability			$55

	Consolidated total, net of reinsurance		$3,924

Incurred claims and allocated claim adjustment expenses, net of reinsurance, IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2016 are included in the following table and are inclusive of the acquired Health Net business. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims

Managed Care:
2014	$23,468	$2	121.0
2015	29,833	52	153.4
2016	33,782	3,001	164.9
Specialty Services:
2014	$346	$—	2.7
2015	492	—	3.1
2016	873	49	6.3

10. Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “three Rs,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual MLR and cost sharing reductions. Each of the three R programs are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to Premium revenue to meet the minimum MLR.

During 2016, the Company recognized a $51 million net pre-tax benefit related to the reconciliation of 2015 risk adjustment and reinsurance programs.

The Company's receivables (payables) for each of these programs are as follows at each year ended ($ in millions):

	December 31, 2016	December 31, 2015
Risk adjustment	$(425)	$(108)
Reinsurance	122	24
Risk corridor	(3)	(4)
Minimum MLR	(18)	(15)
Cost sharing reductions	(147)	(40)

11. Debt

Debt consists of the following ($ in millions):

	December 31, 2016	December 31, 2015
$425 million 5.75% Senior notes, due June 1, 2017	$—	$428
$1,400 million 5.625% Senior notes, due February 15, 2021	1,400	—
$1,000 million 4.75% Senior notes, due May 15, 2022	1,008	500
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	—
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	—
Fair value of interest rate swap agreements	(58)	9
Senior notes	4,550	937
Revolving credit agreement	100	225
Mortgage notes payable	64	67
Capital leases and other	18	6
Debt issuance costs	(77)	(14)
Total debt	4,655	1,221
Less current portion	(4)	(5)
Long term debt	$4,651	$1,216

Senior Notes

In December 2016, the Company redeemed the outstanding principal balance on the $400 million 6.375% Senior Notes, due June 1, 2017, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $411 million. The Company recognized a loss on extinguishment of debt of $3 million on the redemption of these notes.

In November 2016, the Company redeemed the outstanding principal balance on the $425 million 5.75% Senior Notes due June 1, 2017, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $447 million. The Company recognized a loss on extinguishment of debt of $10 million on the redemption of these notes. The Company also recognized a gain of $2 million on the termination of the $250 million interest rate swap agreement associated with these notes.

In November 2016, the Company issued $1,200 million in aggregate principal amount of 4.75% Senior Notes due 2025 ($1,200 million Notes). The Company used the net proceeds of the offering to redeem its 5.75% Senior Notes due 2017 and Health Net Inc.'s 6.375% Senior Notes due 2017, to repay amounts outstanding under its Revolving Credit Facility, to pay related fees and expenses and for general corporate purposes.

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

In connection with the closing of the Health Net acquisition, the Company assumed the $400 million in aggregate principal amount of Health Net's 6.375% Senior Notes due 2017, recorded at acquisition date fair value of $418 million. These Senior Notes were redeemed in December 2016.

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

The indentures governing the $1,400 Million Notes, the $1,000 million of 4.75% Senior Notes due 2022, the $1,000 Million Notes and the $1,200 Million Notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. At December 31, 2016, the Company was in compliance with all covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $2,100 million of notional amount of interest rate swap agreements consisting of:

•	$600 million expiring on February 15, 2021;

•	$500 million expiring on May 15, 2022; and,

•	$1,000 million expiring on February 15, 2024.

Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of the three month LIBOR plus 3.92% adjusted quarterly. At December 31, 2016, the weighted average rate was 4.83%.

The Swap Agreements are formally designated and qualify as fair value hedges and are recorded at fair value in the Consolidated Balance Sheets in other assets and/or other liabilities. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statement of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

The fair values of the Swap Agreements as of December 31, 2016 were assets of $4 million and liabilities of $62 million, and are included in other long term assets and other long term liabilities, respectively in the Consolidated Balance Sheet. The fair value of the Swap Agreements as of December 31, 2015 were assets of $11 million and liabilities of $2 million, and are included in other long term assets and other long term liabilities, respectively in the Consolidated Balance Sheet. The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

Revolving Credit Agreement

In connection with the closing of the Health Net acquisition in March 2016, the Company's existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of December 31, 2016, the Company had $100 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.5%, and the Company was in compliance with all covenants.

The revolving credit facility contains both non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 prior to December 31, 2016 and 3.0 to 1.0 on and subsequent to December 31, 2016. As of December 31, 2016, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Also, upon the closing of the Health Net acquisition, the Company assumed, fully repaid $285 million in outstanding borrowings under, and terminated the existing Health Net revolving credit facility.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $64 million at December 31, 2016 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $173 million at December 31, 2016.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $71 million as of December 31, 2016, which were not part of the revolving credit facility. The Company also had letters of credit for $45 million (valued at December 31, 2016 conversion rate), or €42 million, representing its proportional share of the letters of credit issued to support Ribera Salud's outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.42% as of December 31, 2016. The Company had outstanding surety bonds of $365 million as of December 31, 2016.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2017	$4
2018	4
2019	16
2020	4
2021	1,404
Thereafter	3,350
Total	$4,782

The fair value of outstanding debt was approximately $4,676 million and $1,239 million at December 31, 2016 and 2015, respectively.

12. Stockholders' Equity

The Company has 10,000,000 authorized shares of preferred stock at $.001 par value. At December 31, 2016, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 8,000,000 shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 3,335,448 available shares remaining under the program for repurchases as of December 31, 2016. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2016, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy statutory tax withholding obligations. As part of this plan, the Company repurchased 1,078,335 shares at an aggregate cost of $63 million in 2016 and 918,628 shares at an aggregate cost of $53 million in 2015. These shares are included in the Company's treasury stock.

In March 2016, the Company issued 48,449,444 shares of Centene stock, with a fair value of approximately $3,038 million.

In January 2016, the Company completed a 19% investment in a data analytics business and issued 1,144,462 shares of Centene common stock to the selling stockholders. The investment is being accounted for using the equity method of accounting, due to the Company's significant influence on the business.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2016 and 2015, Centene's subsidiaries, including Kentucky Spirit, had aggregate statutory capital and surplus of $4,529 million and $2,284 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $2,259 million and $1,195 million, respectively. As of December 31, 2016, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $2,259 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2016	2015	2014
Current provision
Federal	$485	$332	$225
State and local	22	26	13
Total current provision	507	358	238
Deferred provision	92	(19)	(42)
Total income tax expense	$599	$339	$196

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense for the years ended December 31 is as follows ($ in millions):

	2016	2015	2014
Earnings from continuing operations, before income tax expense	$1,157	$697	$457
(Earnings) loss attributable to flow through noncontrolling interest	(8)	1	4
Earnings from continuing operations, less noncontrolling interest, before income tax expense	1,149	698	461

Tax provision at the U.S. federal statutory rate	402	244	162
State income taxes, net of federal income tax benefit	10	15	6
Nondeductible compensation	23	2	(13)
ACA Health Insurer Fee	162	75	44
Other, net	2	3	(3)
Income tax expense	$599	$339	$196

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2016	2015
Deferred tax assets:
Medical claims liability	$66	$27
Nondeductible liabilities	39	14
Net operating loss and tax credit carryforwards	101	22
Compensation accruals	156	73
Acquisition costs	—	10
Premium and related receivables	79	36
Other	14	9
Deferred tax assets	455	191
Valuation allowance	(86)	(11)
Net deferred tax assets	$369	$180

Deferred tax liabilities:
Intangible assets	$577	$46
Prepaid assets	17	8
Fixed assets and intangibles	65	31
Investments in joint ventures	11	6
Other	2	2
Deferred tax liabilities	672	93
Net deferred tax assets (liabilities)	$(303)	$87

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and foreign net operating loss and tax credit carryforwards. The $75 million increase in valuation allowance primarily relates to acquired federal and state net operating loss carryforwards from the Health Net transaction.

Federal net operating loss carryforwards of $59 million expire beginning in 2020 through 2036; state net operating loss and tax credit carryforwards of $37 million expire beginning in 2017 through 2036. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2016	2015
Gross unrecognized tax benefits, beginning of period	$5	$4
Gross increases:
Current year tax positions	6	1
Acquired reserves	93	—
Gross decreases:
Prior year tax positions	(1)	—
Statute of limitation lapses	(1)	—
Gross unrecognized tax benefits, end of period	$102	$5

Uncertain tax positions increased $93 million due to the acquisition of Health Net. As of December 31, 2016, $87 million of unrecognized tax benefits could impact our effective tax rate in future periods, if recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $5 million as a result of audit settlements and the expiration of statutes of limitations in certain major jurisdictions.

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. For the year ended December 31, 2016, the Company recognized net interest expense and penalties related to uncertain positions of $1 million. The Company had $5 million and $1 million of accrued interest and penalties for uncertain tax positions as of December 31, 2016 and 2015, respectively.

The company files tax returns for federal as well as numerous state tax jurisdictions. As of December 31, 2016, Health Net is under federal examination for tax years 2011 through 2013. Additionally, tax years subject to federal examination for both Centene and Health Net are 2014 through 2016.

In September 2014, the Internal Revenue Service issued final regulations related to the compensation deduction limitation applicable to certain health insurance issuers. The new regulations provided additional information regarding the definition of a health insurance issuer. As a result of this change in regulation, tax benefits of $14 million related to 2013 were recorded during the 2014 period. The Company finalized the 2013 federal audit in the third quarter of 2016 and sustained its compensation deduction limitation position.

As of December 31, 2016 and 2015, the Company had $12 million and $8 million, respectively, of undistributed earnings from non-U.S. subsidiaries that are intended to be reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. The amount of U.S. tax that would be payable on the eventual remittance of such earnings is not material to the Company’s financial statements.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 6,224,268 shares available for future awards. However, 5,376,101 are legacy Health Net shares and based on the terms of the Health Net acquisition, these shares are only available for awards to legacy Health Net employees and new Centene employees. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to 10 years for restricted stock or restricted stock unit awards. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. In addition, the Company incorporated retirement provisions in our stock-based compensation agreements beginning in 2016. The total compensation cost that has been charged against income for the stock incentive plans was $148 million, $71 million and $48 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company adopted ASU 2016-09 during the fourth quarter of 2016, effective prospectively as of the beginning of the 2016 fiscal year. As a result, excess tax benefits are now recorded in income tax expense in the period in which the exercise or vesting occurs. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $67 million, $24 million and $17 million for the years ended December 31, 2016, 2015 and 2014, respectively. In connection with the adoption of the new standard, we have also elected to recognize forfeitures as they occur.

Option activity for the year ended December 31, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ in millions)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2015	677,408	$11.88
Granted	40,000	59.94
Exercised	(397,040)	12.25
Forfeited	—	—
Outstanding as of December 31, 2016	320,368	$17.44	$13	2.9

Exercisable as of December 31, 2016	280,368	$11.37	$13	1.9

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Expected life (in years)	4.8	—	—
Risk-free interest rate	1.6%	—	—
Expected volatility	39.0%	—	—
Expected dividend yield	—	—	—

(1) No options were awarded in the years ended December 31, 2015 and 2014.

For options granted in the year ended December 31, 2016, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. The expected volatility is primarily based on historical volatility levels. The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Weighted-average fair value of options granted	$59.94	$—	$—
Total intrinsic value of stock options exercised ($ in millions)	$19	$28	$17

(1) No options were awarded in the years ended December 31, 2015 and 2014.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2015	4,122,003	$48.65
Granted	2,120,101	57.71
Converted (1)	1,285,674	62.70
Vested	(2,546,543)	50.00
Forfeited	(190,894)	47.65
Non-vested balance as of December 31, 2016	4,790,341	$55.75

(1) Health Net awards converted in connection with the acquisition.

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2016, 2015 and 2014, was $147 million, $112 million and $82 million, respectively.

As of December 31, 2016, there was $233 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.4 years.

The Company maintains an employee stock purchase plan and issued 118,293 shares, 86,819 shares, and 76,088 shares in 2016, 2015 and 2014, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $37 million, $19 million and $12 million during the years ended December 31, 2016, 2015 and 2014, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $137 million, $64 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows ($ in millions):

2017	$128
2018	117
2019	105
2020	92
2021	75
Thereafter	114
$631

In connection with obtaining regulatory approval of the Health Net acquisition from the California Department of Insurance and the California Department of Managed Health Care, the Company committed to certain undertakings. See Note 3, Health Net for further details.

18. Contingencies
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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

Kentucky

On July 5, 2013, the Company's subsidiary, Kentucky Spirit, terminated its contract with the Commonwealth of Kentucky (the Commonwealth). Kentucky Spirit believed it had a contractual right to terminate the contract and filed a lawsuit in Franklin Circuit Court seeking a declaration of this right. In response, the Commonwealth alleged that Kentucky Spirit's exit constituted a material breach of contract. The Commonwealth sought to recover substantial damages and to enforce its rights under Kentucky Spirit's $25 million performance bond. The Commonwealth asserted that the Commonwealth's expenditures due to Kentucky Spirit's departure range from $28 million to $40 million plus interest, and that the associated CMS expenditures range from $92 million to $134 million. Kentucky Spirit disputed the Commonwealth's alleged damages on several grounds. Prior to terminating the contract, Kentucky Spirit filed a legal complaint in April 2013, amended in October 2014, in Franklin Circuit Court seeking damages against the Commonwealth for losses sustained due to the Commonwealth's alleged breaches.

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

On November 3, 2016, all parties entered into a settlement agreement with respect to all lawsuits and complaints associated with the aforementioned contract termination. Under the terms of the settlement agreement, Kentucky Spirit received an immaterial cash payment from the Commonwealth's actuarial firm and each party dismissed all claims related to the litigation with prejudice. In addition, the Commonwealth and Kentucky Spirit have agreed that neither party acted in bad faith; that the parties took reasonable positions in light of the applicable contractual language; and that the parties acted in good faith in attempting to address a difficult situation.

California

The Company's California subsidiary, Health Net of California, Inc. (Health Net California), has been named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 20, 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. The Company expects an initial status conference shortly. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

Federal Securities Class Action

On November 14, 2016, a putative federal securities class action was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. The Company denies any wrongdoing and is vigorously defending itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

Civil Investigative Demand

On December 15, 2016, a Civil Investigative Demand (CID) was issued to Health Net by the United States Department of Justice regarding Health Net’s submission of risk adjustment claims to the CMS under Parts C and D of Medicare. The CID may be related to a federal qui tam lawsuit filed under seal in 2011 naming more than a dozen health insurers including Health Net. The lawsuit was recently unsealed when the Department of Justice intervened in the case with respect to one of the insurers (not Health Net). The Company is complying with the CID and will vigorously defend any lawsuits. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter.

Miscellaneous Proceedings

Excluding the matters discussed above, the Company is also routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•
periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments or the False Claims Act, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996;

•
litigation arising out of general business activities, such as tax matters, disputes related to health care benefits coverage or reimbursement, putative securities class actions and medical malpractice, privacy, real estate, intellectual property and employment-related claims;

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

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except per share data):

	2016	2015	2014
Earnings (loss) attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$559	$356	$268
Discontinued operations, net of tax	3	(1)	3
Net earnings	$562	$355	$271

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	159,567,607	119,100,744	116,345,764
Common stock equivalents (as determined by applying the treasury stock method)	4,407,800	3,965,626	4,014,448
Weighted average number of common shares and potential dilutive common shares outstanding	163,975,407	123,066,370	120,360,212

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$3.50	$2.99	$2.30
Discontinued operations	0.02	(0.01)	0.03
Basic earnings per common share	$3.52	$2.98	$2.33

Diluted:
Continuing operations	$3.41	$2.89	$2.23
Discontinued operations	0.02	(0.01)	0.02
Diluted earnings per common share	$3.43	$2.88	$2.25

The calculation of diluted earnings (loss) per common share for 2016, 2015 and 2014 excludes the impact of 126,212 shares, 7,247 shares and 207,980 shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information as of and for the year ended December 31, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$37,523	$3,084	$—	$40,607
Total revenues internal customers	199	5,953	(6,152)	—
Total revenues	37,722	9,037	(6,152)	40,607
Earnings from operations	1,070	190	—	1,260
Total assets	17,962	2,235	—	20,197

Segment information as of and for the year ended December 31, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$20,544	$2,216	$—	$22,760
Total revenues internal customers	100	4,864	(4,964)	—
Total revenues	20,644	7,080	(4,964)	22,760
Earnings from operations	513	192	—	705
Total assets	6,202	1,137	—	7,339

Segment information as of and for the year ended December 31, 2014, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$14,775	$1,785	$—	$16,560
Total revenues internal customers	60	3,019	(3,079)	—
Total revenues	14,835	4,804	(3,079)	16,560
Earnings from operations	353	111	—	464
Total assets	4,706	1,118	—	5,824

21. Quarterly Selected Financial Information
(In millions, except share data)
(Unaudited)

	For the Quarter Ended (1)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$6,953	$10,897	$10,846	$11,911
Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense	(15)	171	148	255
Discontinued operations, net of income tax expense (benefit)	(1)	(1)	(1)	6
Net earnings (loss)	$(16)	$170	$147	$261

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$(0.12)	$1.00	$0.87	$1.49
Discontinued operations	(0.01)	—	(0.01)	0.04
Basic earnings per common share	$(0.13)	$1.00	$0.86	$1.53

Diluted:
Continuing operations	$(0.12)	$0.98	$0.84	$1.45
Discontinued operations	(0.01)	(0.01)	—	0.04
Diluted earnings per common share	$(0.13)	$0.97	$0.84	$1.49

Weighted average number of common shares outstanding:
Basic	125,543,076	170,558,778	170,774,587	171,143,624
Diluted	125,543,076	174,848,996	175,495,339	175,511,179

(1) The Company early adopted ASU 2016-09 during the fourth quarter of 2016. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, prior periods have been restated accordingly. Refer to Note 2, Summary of Significant Accounting Policies.

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$5,131	$5,506	$5,821	$6,302
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	64	88	92	112
Discontinued operations, net of income tax expense (benefit)	(1)	—	1	(1)
Net earnings	$63	$88	$93	$111

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.54	$0.74	$0.77	$0.94
Discontinued operations	(0.01)	—	0.01	(0.01)
Basic earnings per common share	$0.53	$0.74	$0.78	$0.93

Diluted:
Continuing operations	$0.52	$0.72	$0.75	$0.91
Discontinued operations	(0.01)	—	0.01	(0.01)
Diluted earnings per common share	$0.51	$0.72	$0.76	$0.90

22. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5	$4
Short term investments, at fair value (amortized cost $1 and $5, respectively)	1	5
Other current assets	29	25
Total current assets	35	34
Long term investments, at fair value (amortized cost $19 and $6, respectively)	19	6
Investment in subsidiaries	10,674	3,435
Other long term assets	52	35
Total assets	$10,780	$3,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$78	$13
Long term debt	4,573	1,147
Other long term liabilities	75	26
Total liabilities	4,726	1,186

Redeemable noncontrolling interest	145	156

Stockholders' equity:
Preferred stock, $.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; authorized 400,000,000 shares; 178,134,306 issued and 171,919,071 outstanding at December 31, 2016, and 126,855,477 issued and 120,342,981 outstanding at December 31, 2015	—	—
Additional paid-in capital	4,190	956
Accumulated other comprehensive loss	(36)	(10)
Retained earnings	1,920	1,358
Treasury stock, at cost (6,215,235 and 6,512,496 shares, respectively)	(179)	(147)
Total Centene stockholders' equity	5,895	2,157
Noncontrolling interest	14	11
Total stockholders' equity	5,909	2,168
Total liabilities and stockholders' equity	$10,780	$3,510

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except share data)

	Year Ended December 31,
	2016	2015	2014
Expenses:
Selling, general and administrative expenses	$10	$9	$3
Gain on contingent consideration	(5)	(44)	—
Other income (expense):
Investment and other income	2	(5)	1
Interest expense	(201)	(39)	(30)
Earnings (loss) before income taxes	(204)	(9)	(32)
Income tax benefit	(76)	(26)	(8)
Net earnings (loss) before equity in subsidiaries	(128)	17	(24)
Equity in earnings from subsidiaries	686	341	285
Net earnings	558	358	261
(Earnings) loss attributable to noncontrolling interests	1	(2)	7
Net earnings attributable to Centene	$559	$356	$268

Net earnings per share from continuing operations:
Basic earnings per common share	$3.50	$2.99	$2.30
Diluted earnings per common share	$3.41	$2.89	$2.23
Weighted average number of shares outstanding:
Basic	159,567,607	119,100,744	116,345,764
Diluted	163,975,407	123,066,370	120,360,212

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(646)	$462	$317
Cash flows from investing activities:
Capital contributions to subsidiaries, net of dividends	(566)	(660)	(384)
Purchases of investments	(112)	(17)	(32)
Sales and maturities of investments	169	9	14
Investments in acquisitions	(2,248)	(113)	(137)
Other investing activities, net	—	7	—
Net cash used in investing activities	(2,757)	(774)	(539)
Cash flows from financing activities:
Proceeds from borrowings	8,934	1,925	1,875
Payment of long term debt	(5,377)	(1,575)	(1,650)
Common stock repurchases	(63)	(53)	(29)
Debt issuance costs	(76)	(4)	(7)
Other financing activities, net	(14)	20	33
Net cash provided by financing activities	3,404	313	222
Net increase in cash and cash equivalents	1	1	—
Cash and cash equivalents, beginning of period	4	3	3
Cash and cash equivalents, end of period	$5	$4	$3

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

Due to our centralized cash management function, cash flows generated by our unrestricted subsidiaries are transferred to the parent company to the extent required, primarily to repay borrowings on the parent company's revolving credit facility, make acquisitions, fund capital contributions to subsidiaries and fund its operations. During the year ended December 31, 2016, operating cash flows were negatively impacted by the funding of the Health Net acquisition related expenses as well as refinancing the $400 million of Health Net Senior Notes. These Senior Notes were redeemed in December 2016. During the years ended December 31, 2015 and 2014, cash flows received by the parent from unrestricted subsidiaries were $445 million and $341 million, respectively, and were included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation. Certain amounts in the parent company only financial statements have been reclassified to conform to the 2016 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Note B - Dividends

During 2016, 2015 and 2014, the Registrant received dividends from its regulated subsidiaries totaling $121 million, $11 million and $50 million, respectively, reflected as investing cash flows.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - On March 24, 2016, we acquired Health Net, Inc. Management has finalized our evaluation of the internal controls and has integrated Health Net's internal controls over financial reporting with our existing internal controls over financial reporting. This integration has led to changes in the internal controls over financial reporting for us and the acquired Health Net business.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Centene Corporation:
We have audited Centene Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centene Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Centene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centene Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 20, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Proposal One: Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2017 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2017 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2017 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Agreement and Plan of Merger, dated as of July 2, 2015, by and among Centene Corporation, Health Net, Inc. Chopin Merger Sub I, Inc., and Chopin Merger Sub II, Inc.		8-K	July 7, 2015	2.1

3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.1d		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	October 26, 2015	3.1

3.2		By-laws of Centene Corporation, as amended effective as of October 25, 2016		8-K	October 27, 2016	3.2

4.1		Indenture, dated April 29, 2014, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto)		8-K	April 29, 2014	4.1

4.2		Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 5.625% Senior Notes due 2021 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.1

4.3		Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 6.125% Senior Notes due 2024 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.2

4.4		Indenture, dated June 14, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto)		8-K	June 14, 2016	4.1

4.5		Indenture, dated November 9, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2025 (including Form of Global Note as Exhibit A thereto)		8-K	November 9, 2016	4.1

10.1	*	1998 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.10

10.2	*	1999 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.11

10.3	*	2000 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.12

10.4	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-K	February 22, 2016	10.4

10.5	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan		8-K	April 30, 2010	10.1

10.6	*	Amended and Restated 2012 Stock Incentive Plan		8-K	April 22, 2014	10.1

10.7	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.8	*	Centene Corporation Employee Deferred Compensation Plan		10-K	February 22, 2010	10.10

10.9	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.10	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.11	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.11a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.11b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.11c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.11d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.11e	*	Amendment No. 5 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	December 14, 2016	10.1

10.12	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.12a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.12b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.13	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.14	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.15	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.16	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.17	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.18	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.19	*	Form of Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.13

10.20	*	Form of Restricted Stock Unit Agreement #2	X

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.20

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 22, 2016	10.21

10.23	*	Form of Performance Based Restricted Stock Unit Agreement #3	X

10.24	*	Form of Long-Term Incentive Plan Agreement #1		8-K	February 7, 2008	10.1

10.25	*	Form of Long-Term Incentive Plan Agreement #2	X

10.26		Credit Agreement dated as of May 21, 2013 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		8-K	May 22, 2013	10.1

10.26a		Amended No. 1 to Amended and Restated Credit Agreement dated as of July 15, 2014 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		10-Q	October 28, 2014	10.3

10.26b		Amended No. 2 to Amended and Restated Credit Agreement dated as of July 20, 2015 among Centene Corporation, the various financial institutions party hereto and Barclays Bank PLC		10-K	February 22, 2016	10.23b

10.27		Voting Agreement, dated as of July 2, 2015, by and between Centene Corporation and Jay M. Gellert		8-K	July 7, 2015	10.1

10.28		Registration Rights Agreement, dated February 11, 2016, by and among Centene Escrow Corporation, Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers, relating to the Company’s 5.625% Senior Notes due 2021		8-K	February 11, 2016	10.1

10.29		Registration Rights Agreement, dated February 11, 2016, by and among Centene Escrow Corporation, Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers, relating to the Company’s 6.125% Senior Notes due 2024		8-K	February 11, 2016	10.2

12.1		Computation of ratio of earnings to fixed charges	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333-197213, 333-196037, 333-193205, 333-187741 and 333-209252) and on Form S-8 (File Numbers 333-210376, 333-197737, 333-180976, 333-108467, 333-90976, 333-83190)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2017.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 21, 2017.

Signature	Title

/s/ Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)
Michael F. Neidorff

/s/ Jeffrey A. Schwaneke	Executive Vice President and Chief Financial Officer (principal financial officer)
Jeffrey A. Schwaneke

/s/ Christopher R. Isaak	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Christopher R. Isaak

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Robert K. Ditmore	Director
Robert K. Ditmore

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Vicki B. Escarra	Director
Vicki B. Escarra

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ John R. Roberts	Director
John R. Roberts

/s/ David L. Steward	Director
David L. Steward

/s/ Tommy G. Thompson	Director
Tommy G. Thompson