Form 10-Q
period 2017-03-31
CENTENE CORP
filed 2017-04-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
(314) 725-4477

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of April 14, 2017, the registrant had 172,277,703 shares of common stock outstanding.

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

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition of Health Net, Inc. (Health Net), will not be realized, or will not be realized within the expected time period, including, but not limited to, as a result of conditions, terms, obligations or restrictions imposed by regulators in connection with their approval of, or consent to, the acquisition;

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

i

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

ii

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, Health Net acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2017	2016

GAAP net earnings (loss) from continuing operations	$139	$(15)
Amortization of acquired intangible assets	40	9
Health Net acquisition related expenses	5	189
Penn Treaty assessment expense	47	—
Income tax effects of adjustments (1)	(34)	(87)
Adjusted net earnings from continuing operations	$197	$96

GAAP diluted earnings (loss) per share (EPS)	$0.79	$(0.12)
Amortization of acquired intangible assets (2)	0.14	0.04
Health Net acquisition related expenses (3)	0.02	0.82
Penn Treaty assessment expense (4)	0.17	—
Adjusted Diluted EPS from continuing operations	$1.12	$0.74

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)	The amortization of acquired intangible assets per diluted share are net of an income tax benefit of $0.09 and $0.03 for the three months ended March 31, 2017 and 2016, respectively.

(3)	The Health Net acquisition related expenses per diluted share are net of an income tax benefit of $0.01 and $0.64 for the three months ended March 31, 2017 and 2016, respectively.

(4)
The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.09 for the three months ended March 31, 2017. For a further discussion of the Penn Treaty assessment, see Note 9, Contingencies.

	Three Months Ended March 31,
	2017	2016

GAAP selling, general and administrative expenses	$1,091	$722
Health Net acquisition related expenses	5	189
Penn Treaty assessment expense	47	—
Adjusted selling, general and administrative expenses	$1,039	$533

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,839	$3,930
Premium and related receivables	3,121	3,098
Short-term investments	725	505
Other current assets	723	832
Total current assets	9,408	8,365
Long-term investments	4,636	4,545
Restricted deposits	140	138
Property, software and equipment, net	841	797
Goodwill	4,712	4,712
Intangible assets, net	1,504	1,545
Other long-term assets	121	95
Total assets	$21,362	$20,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$4,290	$3,929
Accounts payable and accrued expenses	4,275	4,377
Unearned revenue	633	313
Current portion of long-term debt	4	4
Total current liabilities	9,202	8,623
Long-term debt	4,643	4,651
Other long-term liabilities	1,295	869
Total liabilities	15,140	14,143
Commitments and contingencies
Redeemable noncontrolling interests	138	145
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized 400,000,000 shares; 178,669,935 issued and 172,271,202 outstanding at March 31, 2017, and 178,134,306 issued and 171,919,071 outstanding at December 31, 2016	—	—
Additional paid-in capital	4,224	4,190
Accumulated other comprehensive loss	(21)	(36)
Retained earnings	2,059	1,920
Treasury stock, at cost (6,398,733 and 6,215,235 shares, respectively)	(192)	(179)
Total Centene stockholders’ equity	6,070	5,895
Noncontrolling interest	14	14
Total stockholders’ equity	6,084	5,909
Total liabilities and stockholders’ equity	$21,362	$20,197
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Premium	$10,638	$5,986
Service	527	425
Premium and service revenues	11,165	6,411
Premium tax and health insurer fee	559	542
Total revenues	11,724	6,953
Expenses:
Medical costs	9,322	5,311
Cost of services	441	367
Selling, general and administrative expenses	1,091	722
Amortization of acquired intangible assets	40	9
Premium tax expense	590	450
Health insurer fee expense	—	74
Total operating expenses	11,484	6,933
Earnings from operations	240	20
Other income (expense):
Investment and other income	41	15
Interest expense	(62)	(33)
Earnings from continuing operations, before income tax expense	219	2
Income tax expense	87	16
Earnings (loss) from continuing operations, net of income tax expense	132	(14)
Discontinued operations, net of income tax (benefit)	—	(1)
Net earnings (loss)	132	(15)
(Earnings) loss attributable to noncontrolling interests	7	(1)
Net earnings (loss) attributable to Centene Corporation	$139	$(16)

Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense	$139	$(15)
Discontinued operations, net of income tax (benefit)	—	(1)
Net earnings (loss)	$139	$(16)

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.81	$(0.12)
Discontinued operations	—	(0.01)
Basic earnings (loss) per common share	$0.81	$(0.13)

Diluted:
Continuing operations	$0.79	$(0.12)
Discontinued operations	—	(0.01)
Diluted earnings (loss) per common share	$0.79	$(0.13)

Weighted average number of common shares outstanding:
Basic	172,073,968	125,543,076
Diluted	175,836,290	125,543,076
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net earnings (loss)	$132	$(15)
Reclassification adjustment, net of tax	—	1
Change in unrealized gain on investments, net of tax	14	18
Foreign currency translation adjustments	1	1
Other comprehensive earnings	15	20
Comprehensive earnings	147	5
Comprehensive (earnings) loss attributable to noncontrolling interests	7	(1)
Comprehensive earnings attributable to Centene Corporation	$154	$4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

Three Months Ended March 31, 2017

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2016	178,134,306	$—	$4,190	$(36)	$1,920	6,215,235	$(179)	$14	$5,909
Comprehensive Earnings:
Net earnings	—	—	—	—	139	—	—	—	139
Other comprehensive earnings, net of $8 tax	—	—	—	15	—	—	—	—	15
Common stock issued for employee benefit plans	535,629	—	2	—	—	—	—	—	2
Common stock repurchases	—	—	—	—	—	183,498	(13)	—	(13)
Stock compensation expense	—	—	32	—	—	—	—	—	32
Balance, March 31, 2017	178,669,935	$—	$4,224	$(21)	$2,059	6,398,733	$(192)	$14	$6,084

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$132	$(15)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	86	35
Stock compensation expense	32	51
Deferred income taxes	(51)	(17)
Gain on contingent consideration	—	(1)
Changes in assets and liabilities
Premium and related receivables	59	(174)
Other assets	89	(46)
Medical claims liabilities	358	196
Unearned revenue	320	(64)
Accounts payable and accrued expenses	(237)	35
Other long-term liabilities	459	192
Other operating activities, net	1	4
Net cash provided by operating activities	1,248	196
Cash flows from investing activities:
Capital expenditures	(83)	(45)
Purchases of investments	(594)	(212)
Sales and maturities of investments	349	203
Investments in acquisitions, net of cash acquired	—	(782)
Other investing activities, net	(1)	—
Net cash used in investing activities	(329)	(836)
Cash flows from financing activities:
Proceeds from long-term debt	560	3,790
Payments of long-term debt	(560)	(1,388)
Common stock repurchases	(13)	(22)
Debt issuance costs	—	(51)
Other financing activities, net	3	(13)
Net cash (used in) provided by financing activities	(10)	2,316
Net increase in cash and cash equivalents	909	1,676
Cash and cash equivalents, beginning of period	3,930	1,760
Cash and cash equivalents, end of period	$4,839	$3,436
Supplemental disclosures of cash flow information:
Interest paid	$72	$3
Income taxes paid	$2	$33
Equity issued in connection with acquisitions	$—	$3,105

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2016. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2016 audited financial statements have been omitted from these interim financial statements where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2016 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2017 presentation. The Company adopted Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. Among other elements, the ASU requires an entity to recognize all excess tax benefits and deficiencies related to stock-based compensation expense as income tax expense or benefit in the statements of operations. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, prior periods have been restated accordingly. The adoption resulted in a decrease to income tax expense of $1 million for the three months ended March 31, 2016.

In January 2017, the Company reclassified Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan from the Specialty Services segment to the Managed Care segment due to a reorganization of the Arizona management structure following the Health Net integration. As a result, the financial results of Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented.

On March 24, 2016, the Company completed the acquisition of Health Net, Inc. (Health Net) for $6.0 billion, including the assumption of debt. The acquisition was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation of all the assets acquired and liabilities assumed was finalized in the fourth quarter of 2016. As a result of the completion of the Health Net acquisition, the Company's results of operations for the three months ended March 31, 2016 include the results of operations of Health Net from March 24, 2016 to March 31, 2016.

Accounting Guidance Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued an ASU which changes the period over which premiums on callable debt securities are amortized. The new standard requires the premiums on callable debt securities to be amortized to the earliest call date rather than to the contractual maturity date of the instrument. The new guidance more closely aligns the amortization period of premiums to expectations incorporated in the market pricing on the underlying securities. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new effective date is for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently analyzing selected contracts to determine the impact of the new guidance and anticipates adopting the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative-effect adjustment to retained earnings in the period of initial application. The Company also plans to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. The majority of the Company's revenues are derived from insurance contracts and are excluded from the new standard; therefore, the new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$365	$—	$(1)	$364	$364	$—	$(1)	$363
Corporate securities	2,034	14	(9)	2,039	1,933	12	(13)	1,932
Restricted certificates of deposit	5	—	—	5	5	—	—	5
Restricted cash equivalents	12	—	—	12	6	—	—	6
Municipal securities	1,908	3	(22)	1,889	1,767	1	(35)	1,733
Asset-backed securities	331	1	(1)	331	317	1	(1)	317
Residential mortgage-backed securities	231	1	(5)	227	219	1	(5)	215
Commercial mortgage-backed securities	347	1	(5)	343	343	—	(5)	338
Cost and equity method investments	169	—	—	169	163	—	—	163
Life insurance contracts	122	—	—	122	116	—	—	116
Total	$5,524	$20	$(43)	$5,501	$5,233	$15	$(60)	$5,188

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2017, 96% of the Company’s investments in rated securities carry an investment grade rating by S&P and Moody’s. At March 31, 2017, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4.0 years at March 31, 2017.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2017				December 31, 2016
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$311	$—	$3	$(1)	$215	$—	$2
Corporate securities	(9)	806	—	30	(12)	1,020	(1)	39
Municipal securities	(22)	1,177	—	39	(35)	1,423	—	30
Asset-backed securities	(1)	127	—	14	(1)	101	—	18
Residential mortgage-backed securities	(4)	175	(1)	16	(5)	188	—	—
Commercial mortgage-backed securities	(4)	258	(1)	15	(5)	271	—	—
Total	$(41)	$2,854	$(2)	$117	$(59)	$3,218	$(1)	$89

As of March 31, 2017, the gross unrealized losses were generated from 1,682 positions out of a total of 2,985 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	March 31, 2017				December 31, 2016
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$656	$656	$92	$92	$500	$500	$91	$91
One year through five years	1,967	1,967	48	48	1,982	1,974	47	47
Five years through ten years	1,636	1,621	—	—	1,101	1,089	—	—
Greater than ten years	216	216	—	—	633	617	—	—
Asset-backed securities	909	901	—	—	879	870	—	—
Total	$5,384	$5,361	$140	$140	$5,095	$5,050	$138	$138

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

The following table summarizes fair value measurements by level at March 31, 2017, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$4,839	$—	$—	$4,839
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237	$4	$—	$241
Corporate securities	—	2,039	—	2,039
Municipal securities	—	1,889	—	1,889
Asset-backed securities	—	331	—	331
Residential mortgage-backed securities	—	227	—	227
Commercial mortgage-backed securities	—	343	—	343
Total investments	$237	$4,833	$—	$5,070
Restricted deposits available for sale:
Cash and cash equivalents	$12	$—	$—	$12
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	123	—	—	123
Total restricted deposits	$140	$—	$—	$140
Other long-term assets: Interest rate swap agreements	$—	$3	$—	$3
Total assets at fair value	$5,216	$4,836	$—	$10,052
Liabilities
Other long term liabilities:
Interest rate swap agreements	$—	$72	$—	$72
Total liabilities at fair value	$—	$72	$—	$72

The following table summarizes fair value measurements by level at December 31, 2016, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$3,930	$—	$—	$3,930
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$221	$15	$—	$236
Corporate securities	—	1,932	—	1,932
Municipal securities	—	1,733	—	1,733
Asset-backed securities	—	317	—	317
Residential mortgage-backed securities	—	215	—	215
Commercial mortgage-backed securities	—	338	—	338
Total investments	$221	$4,550	$—	$4,771
Restricted deposits available for sale:
Cash and cash equivalents	$6	$—	$—	$6
Certificates of deposit	5	—	—	5
U.S. Treasury securities and obligations of U.S. government corporations and agencies	127	—	—	127
Total restricted deposits	$138	$—	$—	$138
Other long-term assets:
Interest rate swap agreements	$—	$4	$—	$4
Total assets at fair value	$4,289	$4,554	$—	$8,843
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$62	$—	$62
Total liabilities at fair value	$—	$62	$—	$62

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At March 31, 2017, there were $4 million of transfers from Level I to Level II and $15 million of transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $291 million and $279 million as of March 31, 2017 and December 31, 2016, respectively.

4. Medical Claims Liability

In January 2017, the Company reclassified Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan from the Specialty Services segment to the Managed Care segment due to a reorganization of the Arizona management structure following the Health Net integration. As a result, the financial results of Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented. Due to this change in segment reporting, the Specialty Services segment now has an insignificant amount of medical claims liability and therefore disclosures related to medical claims liabilities have been aggregated and are presented on a consolidated basis.

The following table summarizes the change in medical claims liability ($ in millions):

	Three Months Ended March 31,
	2017	2016
Balance, January 1	$3,929	$2,298
Less: Reinsurance Recoverable	5	—
Balance, January 1, net	3,924	2,298
Acquisitions	—	1,370
Incurred related to:
Current year	9,557	5,478
Prior years	(235)	(167)
Total incurred	9,322	5,311
Paid related to:
Current year	5,973	3,391
Prior years	2,991	1,725
Total paid	8,964	5,116
Balance at March 31, net	4,282	3,863
Plus: Reinsurance Recoverable	8	—
Balance, March 31	$4,290	$3,863

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $3 million and $17 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in the three months ended March 31, 2017 and 2016, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2017 was $3,288 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

5. Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “three Rs,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual medical loss ratio (MLR) and cost sharing reductions. Each of the three R programs are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to Premium revenue to meet the minimum MLR. The 2016 benefit year was the final year for transitional reinsurance and risk corridor. No additional balances were recorded for the 2017 benefit year for these programs.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	March 31, 2017	December 31, 2016
Risk adjustment	$(735)	$(425)
Reinsurance	90	122
Risk corridor	(5)	(3)
Minimum MLR	(13)	(18)
Cost sharing reductions	(199)	(147)

6. Debt

Debt consists of the following ($ in millions):

	March 31, 2017	December 31, 2016
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,008	1,008
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
Fair value of interest rate swap agreements	(69)	(58)
Total senior notes	4,539	4,550
Revolving credit agreement	100	100
Mortgage notes payable	63	64
Capital leases and other	18	18
Debt issuance costs	(73)	(77)
Total debt	4,647	4,655
Less current portion	(4)	(4)
Long-term debt	$4,643	$4,651

Senior Notes

The indentures governing the senior notes listed in the table above, contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. At March 31, 2017, the Company was in compliance with all covenants.

Interest Rate Swaps

In February 2017 and in connection with the November 2016 issuance of $1,200 million of 4.75% Senior Notes, due January 15, 2025 ($1,200 Million Notes), the Company entered into interest rate swap agreements for a notional amount of $600 million, at floating rates of interest based on the one month LIBOR plus 2.53%. Gains and losses due to the changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1,200 Million Notes.

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The Company has $2,700 million of notional amount of interest rate swap agreements consisting of:

•$600 million expiring on February 15, 2021;
•$500 million expiring on May 15, 2022;
•$1,000 million expiring on February 15, 2024; and
•$600 million expiring on January 15, 2025.

Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the three or one month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At March 31, 2017, the weighted average rate was 4.62%.

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

Revolving Credit Agreement

The Company has an unsecured $1,000 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of March 31, 2017, the Company had $100 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.5%.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0 on and subsequent to December 31, 2016. As of March 31, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio, and the Company was in compliance with all covenants.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $71 million as of March 31, 2017, which were not part of the revolving credit facility. The Company also had letters of credit for $45 million (valued at March 31, 2017 conversion rate), or €42 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.42% as of March 31, 2017. The Company had outstanding surety bonds of $397 million as of March 31, 2017.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Earnings (loss) attributable to Centene Corporation:
Earnings (loss) from continuing operations, net of tax	$139	$(15)
Discontinued operations, net of tax	—	(1)
Net earnings (loss)	$139	$(16)

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	172,073,968	125,543,076
Common stock equivalents (as determined by applying the treasury stock method)	3,762,322	—
Weighted average number of common shares and potential dilutive common shares outstanding	175,836,290	125,543,076

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.81	$(0.12)
Discontinued operations	—	(0.01)
Basic earnings (loss) per common share	$0.81	$(0.13)

Diluted:
Continuing operations	$0.79	$(0.12)
Discontinued operations	—	(0.01)
Diluted earnings (loss) per common share	$0.79	$(0.13)

The calculation of diluted earnings (loss) per common share for the three months ended March 31, 2017 and 2016 excludes the impact of 55,170 and 6,742,714 shares (before application of the treasury stock method), respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

8. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

In January 2017, the Company reclassified Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan from the Specialty Services segment to the Managed Care segment due to a reorganization of the Arizona management structure following the Health Net integration. As a result, the financial results of Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented.

Segment information for the three months ended March 31, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$11,115	$609	$—	$11,724
Total revenues from internal customers	11	2,333	(2,344)	—
Total revenues	$11,126	$2,942	$(2,344)	$11,724
Earnings from operations	$187	$53	$—	$240

Segment information for the three months ended March 31, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$6,517	$436	$—	$6,953
Total revenues from internal customers	34	1,448	(1,482)	—
Total revenues	$6,551	$1,884	$(1,482)	$6,953
Earnings (loss) from operations	$(19)	$39	$—	$20

9. Contingencies

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

Federal Securities Class Action

On November 14, 2016, a putative federal securities class action was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. On March 1, 2017, the court entered an order transferring the matter to the U.S. District Court for the Eastern District of Missouri. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. The Company denies any wrongdoing and is vigorously defending itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

Guaranty Fund Assessment

Under state guaranty association laws, certain insurance companies can be assessed for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In March 2017, the court issued the final liquidation order, and as a result, in the three months ended March 31, 2017, the Company recognized $47 million representing its undiscounted estimated share of the guaranty association assessment as selling, general and administrative expenses.

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

EXECUTIVE OVERVIEW

General

We are a diversified, multi-national healthcare enterprise that provides services to government sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.

Results of operations depend on our ability to manage expenses associated with health benefits (including estimated costs incurred) and selling, general and administrative (SG&A) costs. We measure operating performance based upon two key ratios. The health benefits ratio (HBR) represents medical costs as a percentage of premium revenues, excluding premium tax and health insurer fee revenues that are separately billed, and reflects the direct relationship between the premium received and the medical services provided. The SG&A expense ratio represents SG&A costs as a percentage of premium and service revenues, excluding premium tax and health insurer fee revenues that are separately billed.

Health Net Acquisition

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. The transaction was valued at $6.0 billion, including the assumption of debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets. Due to the size of this acquisition, the primary drivers of the quarter over quarter variances discussed throughout this section are related to the acquisition of Health Net.

Regulatory Trends and Uncertainties

The U.S. Presidential administration and certain members of Congress had affirmatively indicated that they will pursue full repeal of or significant amendment to the Affordable Care Act (ACA). However, in the first quarter of 2017, the House Republican leaders retracted the legislation to repeal the ACA from consideration by the House of Representatives due to concerns that the bill would not pass. Overall, the impact of the new U.S. Presidential administration is not yet clear. There are various contingents within Congress with varying agendas, and it will take time to see if any resolution can be reached. There are still discussions of a repeal and replace bill, but the ultimate outcome remains uncertain. Even if the ACA is not amended or repealed, the new administration could propose changes impacting implementation of the ACA. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

First Quarter 2017 Highlights

Our financial performance for the first quarter of 2017 are summarized as follows:

•	Managed care membership of 12.1 million, an increase of 605,000 members, or 5% year over year.

•	Total revenues of $11.7 billion, representing 69% growth year over year.

•	Health benefits ratio of 87.6%, compared to 88.7% in 2016.

•
SG&A expense ratio of 9.8%, or 9.3% excluding the Penn Treaty assessment and Health Net acquisition related expenses, for the first quarter of 2017, compared to 11.3%, or 8.3% excluding Health Net acquisition related expenses, in the first quarter of 2016.

•	Operating cash flows of $1,248 million.

•	Diluted earnings (loss) per share (EPS) for the first quarter of 2017 of $0.79, compared to $(0.12) for the first quarter of 2016.

•	Adjusted Diluted EPS for the first quarter of 2017 of $1.12, compared to $0.74 for the first quarter of 2016.

Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2017	2016
GAAP diluted EPS	$0.79	$(0.12)
Amortization of acquired intangible assets	0.14	0.04
Health Net acquisition related expenses	0.02	0.82
Penn Treaty assessment expense	0.17	—
Adjusted Diluted EPS from continuing operations	$1.12	$0.74
In the three months ended March 31, 2017, we recognized $47 million for our estimated share of the undiscounted guaranty association assessment resulting from a court ordered liquidation of the Pennsylvania based Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty) as SG&A expenses.

The following items contributed to our revenue and membership growth over the last year:

•
Arizona. In January 2017, we continued our participation as a qualified health plan issuer in the Arizona Health Insurance Marketplace and exited the Health Net preferred provider organization offerings in Arizona.

•
Centurion. In April 2016, Centurion began providing correctional healthcare services for the Florida Department of Corrections in Regions 1, 2 and 3. In June 2016, Centurion began operating under two new contracts with the State of New Mexico Corrections Department to provide correctional medical healthcare services and pharmacy services.

•	Health Insurance Marketplace. In January 2017, we added over 500,000 new members across our Health Insurance Marketplace service areas.

•
Health Net. On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net for approximately $6.0 billion, including the assumption of debt. This strategic acquisition broadened our service offerings, providing expansion in both Medicaid and Medicare programs. This acquisition provided further diversification across our markets and products through the addition of commercial products and government sponsored care under federal contracts with the Department of Defense (DoD) and the U.S. Department of Veteran's Affairs (VA), as well as Medicare Advantage. Health Net's operations are primarily concentrated in the states of California, Arizona, Oregon, and Washington.

•
Indiana. In January 2017, our Indiana subsidiary, Managed Health Services, began operating under a contract with the Indiana Family & Social Services Administration to provide risk-based managed care services for enrollees in the Healthy Indiana Plan and Hoosier Healthwise programs.

•	Louisiana. In July 2016, our Louisiana subsidiary, Louisiana Healthcare Connections began serving Medicaid expansion members.

•
Nebraska. In January 2017, our Nebraska subsidiary, Nebraska Total Care, began operating under a contract with the Nebraska Department of Health and Human Services' Division of Medicaid and Long Term Care as one of three managed care organizations to administer its new Heritage Health Program for Medicaid, ABD, CHIP, Foster Care and LTC enrollees.

•
Texas. In November 2016, our Texas subsidiary, Superior HealthPlan, Inc., began operating under a new contract with the Texas HHSC to serve STAR Kids Medicaid population in seven delivery areas, more than any other successful bidder.

•
Washington. In April 2016, our Washington subsidiary, Coordinated Care of Washington, began operating as the sole contractor with the Washington State Health Care Authority to provide foster care services through the Apple Health Foster Care contract.

We expect the following items to contribute to our future growth potential:

•	We expect to realize the full year benefit in 2017 from the Health Net acquisition completed on March 24, 2016.

•
We expect to realize the full year benefit in 2017 of business commenced during 2016 in Florida, Louisiana, New Mexico, Texas and Washington, and Health Insurance Marketplace membership growth in January 2017, as discussed above.

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

•
In January 2017, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the Pennsylvania Department of Human Services to serve Medicaid recipients enrolled in the HealthChoices program in three zones. Expected contract commencement dates vary by zone, starting January 2018, and will be fully implemented by January 2019, pending regulatory approval and successful completion of a readiness review.

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

•
In August 2016, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the Pennsylvania Department of Human Services to serve enrollees in the Community HealthChoices program statewide. Expected contract commencement dates vary by zone, starting January 2018, and will be fully implemented by January 2019, pending regulatory approval and successful completion of a readiness review.

•
In July 2016, it was announced that the Department of Defense awarded our wholly-owned subsidiary, Health Net Federal Services, the TRICARE West Region contract. We currently administer services for the TRICARE program in the North Region. In connection with this latest generation of TRICARE contracts, the Department of Defense has consolidated the prior North, South and West TRICARE regions into two: the West and East Regions (the East combining the current North and South Regions). We expect health care delivery for this new contract to begin on January 1, 2018.

•
In May 2016, our specialty solutions subsidiary, Envolve, Inc., was selected by Maryland Care Inc. d/b/a Maryland Physicians Care MCO to provide health plan management services for its Medicaid operations in Maryland effective July 1, 2017.

In February 2017, our Alabama subsidiary withdrew our contracts with five nonprofit regional care organizations in Alabama to provide management services due to uncertainty in the political environment. Subsequent to our withdrawal, the governor of Alabama resigned.

MEMBERSHIP

From March 31, 2016 to March 31, 2017, we increased our managed care membership by 605,000, or 5%.  The following table sets forth the Company's membership by state for its managed care organizations:

	March 31, 2017	December 31, 2016	March 31, 2016
Arizona	684,300	598,300	607,000
Arkansas	98,100	58,600	50,700
California	2,980,100	2,973,500	3,125,400
Florida	872,000	716,100	660,800
Georgia	568,300	488,000	495,500
Illinois	253,800	237,700	239,100
Indiana	335,800	285,800	290,300
Kansas	133,100	139,700	141,100
Louisiana	484,100	472,800	381,200
Massachusetts	44,200	48,300	52,400
Michigan	2,100	2,000	2,600
Minnesota	9,500	9,400	9,500
Mississippi	349,500	310,200	328,300
Missouri	106,100	105,700	100,000
Nebraska	79,200	—	—
New Hampshire	77,800	77,400	81,500
New Mexico	7,100	7,100	—
Ohio	328,900	316,000	314,000
Oregon	211,900	217,800	209,000
South Carolina	121,900	122,500	107,700
Tennessee	21,900	21,700	20,100
Texas	1,243,900	1,072,400	1,036,700
Vermont	1,600	1,600	1,500
Washington	254,400	238,400	226,500
Wisconsin	71,700	73,800	78,400
Total at-risk membership	9,341,300	8,594,800	8,559,300
TRICARE eligibles	2,804,100	2,847,000	2,819,700
Non-risk membership	—	—	161,400
Total	12,145,400	11,441,800	11,540,400

The following table sets forth our membership by line of business:

	March 31, 2017	December 31, 2016	March 31, 2016
Medicaid:
TANF, CHIP & Foster Care	5,714,100	5,630,000	5,464,200
ABD & LTC	825,600	785,400	757,600
Behavioral Health	466,900	466,600	456,500
Commercial	1,864,700	1,239,100	1,487,900
Medicare & Duals (1)	328,100	334,300	334,100
Correctional	141,900	139,400	59,000
Total at-risk membership	9,341,300	8,594,800	8,559,300
TRICARE eligibles	2,804,100	2,847,000	2,819,700
Non-risk membership	—	—	161,400
Total	12,145,400	11,441,800	11,540,400

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans.

The following table sets forth additional membership statistics, which are included in the membership information above:

	March 31, 2017	March 31, 2016
Dual-eligible	458,700	435,100
Health Insurance Marketplace	1,188,700	683,000
Medicaid Expansion	1,091,300	984,900

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2017 and 2016, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2017 and 2016 is as follows ($ in millions, except per share data):

	Three Months Ended March 31,
	2017	2016	% Change 2016-2017
Premium	$10,638	$5,986	78%
Service	527	425	24%
Premium and service revenues	11,165	6,411	74%
Premium tax and health insurer fee	559	542	3%
Total revenues	11,724	6,953	69%
Medical costs	9,322	5,311	76%
Cost of services	441	367	20%
Selling, general and administrative expenses	1,091	722	51%
Amortization of acquired intangible assets	40	9	344%
Premium tax expense	590	450	31%
Health insurer fee expense	—	74	(100)%
Earnings from operations	240	20	n.m.
Investment and other income (expense), net	(21)	(18)	(17)%
Earnings from continuing operations, before income tax expense	219	2	n.m.
Income tax expense	87	16	444%
Earnings (loss) from continuing operations, net of income tax expense	132	(14)	n.m.
Discontinued operations, net of income tax (benefit)	—	(1)	100%
Net earnings (loss)	132	(15)	n.m.
(Earnings) loss attributable to noncontrolling interests	7	(1)	n.m.
Net earnings (loss) attributable to Centene Corporation	$139	$(16)	n.m.

Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense	$139	$(15)	n.m.
Discontinued operations, net of income tax (benefit)	—	(1)	100%
Net earnings (loss)	$139	$(16)	n.m.

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$0.79	$(0.12)	n.m.
Discontinued operations	—	(0.01)	100%
Total diluted earnings (loss) per common share	$0.79	$(0.13)	n.m.
n.m.: not meaningful

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total Revenues

Total revenues increased 69% in the three months ended March 31, 2017 over the corresponding period in 2016 primarily due to the acquisition of Health Net, as well as the impact from expansions and new programs in many of our states in 2016 and 2017, and growth in the Health Insurance Marketplace business in 2017. During the three months ended March 31, 2017, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

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

The HBR for the three months ended March 31, 2017 was 87.6%, compared to 88.7% in the same period in 2016. The decrease compared to last year is primarily attributable to the acquisition of Health Net, which operates at a lower HBR due to a greater mix of commercial business and growth in the Health Insurance Marketplace business in 2017.

Cost of Services

Cost of services increased by $74 million in the three months ended March 31, 2017, compared to the corresponding period in 2016. This was primarily due to the acquisition of Health Net and growth in our correctional business, partially offset by lower pharmacy sales to external customers. The cost of service ratio for the three months ended March 31, 2017, was 83.7%, compared to 86.4% in the same period in 2016.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $369 million in the three months ended March 31, 2017, compared to the corresponding period in 2016. This was primarily due to the acquisition of Health Net as well as the impact from expansions and new programs in many of our states in 2016 and 2017, partially offset by a reduction in Health Net acquisition related expenses. In addition, in the three months ended March 31, 2017, we recognized $47 million for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio was 9.8%, or 9.3% excluding the Penn Treaty assessment and Health Net acquisition related expenses, for the first quarter of 2017, compared to 11.3%, or 8.3% excluding Health Net acquisition related expenses, in the first quarter of 2016. The increase in the SG&A expense ratio excluding the Penn Treaty assessment and Health Net acquisition related expenses is primarily attributable to the addition of the Health Net business, which operates at a higher SG&A ratio due to a greater mix of commercial and Medicare business.

Health Insurer Fee Expense

Due to the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the three months ended March 31, 2017, compared to $74 million for the three months ended March 31, 2016.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2017	2016
Investment and other income	$41	$15
Interest expense	(62)	(33)
Other income (expense), net	$(21)	$(18)

The increase in investment income in 2017 reflects an increase in investment balances over 2016. Interest expense increased in 2017 compared to 2016, reflecting the issuance of an additional $2,400 million in Senior Notes in February 2016 in connection with the financing of the Health Net transaction, the issuance of an additional $500 million in Senior Notes in June 2016, and the issuance of the $1,200 million in Senior Notes in November 2016. These increases were partially offset by the redemption of the $425 million 5.75% Senior Notes in November 2016.

Income Tax Expense

For the three months ended March 31, 2017, we recorded income tax expense of $87 million on pre-tax earnings of $219 million, or an effective tax rate of 39.7%. The current quarter effective tax rate reflects the impact of the health insurer fee moratorium. For the three months ended March 31, 2016, we recorded income tax expense of $16 million on pre-tax earnings of $2 million, primarily as a result of the non-deductibility of the health insurer fee expense as well as the non-deductibility of certain acquisition costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$11,126	$6,551	70%
Specialty Services	2,942	1,884	56%
Eliminations	(2,344)	(1,482)	(58)%
Consolidated Total	$11,724	$6,953	69%
Earnings (loss) from Operations
Managed Care	$187	$(19)	n.m.
Specialty Services	53	39	36%
Consolidated Total	$240	$20	n.m.

In January 2017, we reclassified Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan from the specialty segment to the Managed Care segment due to a reorganization of the Arizona management structure following the Health Net integration. As a result, the financial results of Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented.

Managed Care

Total revenues increased 70% in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily as a result of the acquisition of Health Net, as well as expansions, new programs and growth in many of our states, particularly Florida, Georgia, Louisiana, Nebraska, and Texas. Earnings from operations increased $206 million between years primarily reflecting the impact of the Health Net acquisition, including decreased acquisition related expenses in 2017, partially offset by the Penn Treaty assessment expense and increased amortization expense incurred in the first quarter of 2017.

Specialty Services

Total revenues increased 56% in the three months ended March 31, 2017, compared to the corresponding period in 2016, resulting primarily from the acquisition of Health Net, growth in our correctional services business, and increased services associated with membership growth in the Managed Care segment. Earnings from operations increased $14 million in the three months ended March 31, 2017, compared to the corresponding period in 2016, primarily due to the acquisition of Health Net.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,248	$196
Net cash used in investing activities	(329)	(836)
Net cash (used in) provided by financing activities	(10)	2,316
Net increase in cash and cash equivalents	$909	$1,676

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1,248 million in the three months ended March 31, 2017, compared to cash provided of $196 million in the comparable period in 2016. The cash provided by operating activities in 2017 was primarily due to net earnings, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska health plan, an increase in other long-term liabilities driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2017 and an increase in unearned revenue primarily due to the receipt of several April capitation payments in March.

Cash flows provided by operations in 2016 was primarily related to an increase in medical claims liabilities resulting from the growth in the business and an increase in other long-term liabilities, partially offset by increases in premium and related receivables.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $329 million for the three months ended March 31, 2017, and $836 million in the comparable period in 2016. Cash flows used in investing activities in 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

We spent $83 million and $45 million in the three months ended March 31, 2017 and 2016, respectively, on capital expenditures for system enhancements and market expansions.

As of March 31, 2017, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. We had unregulated cash and investments of $306 million at March 31, 2017, compared to $264 million at December 31, 2016.

Cash Flows (Used in) Provided by Financing Activities

Our financing activities used cash of $10 million in the three months ended March 31, 2017, compared to providing cash of $2,316 million in the comparable period in 2016. During 2017, our net financing activities primarily related to common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units.

During 2016, our financing activities primarily related to the proceeds from the issuance of Senior Notes associated with the Health Net acquisition.

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

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0 on and subsequent to December 31, 2016. As of March 31, 2017, we had $100 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of March 31, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $71 million as of March 31, 2017, which were not part of our revolving credit facility. We also had letters of credit for $45 million (valued at the March 31, 2017 conversion rate), or €42 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.42% as of March 31, 2017. In addition, we had outstanding surety bonds of $397 million as of March 31, 2017.

The indentures governing our various maturities of senior notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. As of March 31, 2017, we were in compliance with all covenants.

In February 2017 and in connection with the November 2016 issuance of $1,200 million of 4.75% Senior Notes, due January 15, 2025 ($1,200 Million Notes), the Company entered into interest rate swap agreements for a notional amount of $600 million, at floating rates of interest based on the one month LIBOR plus 2.53%. Gains and losses due to the changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedges portion of the underlying debt and are recorded as an adjustment to the $1,200 Million Notes.

At March 31, 2017, we had working capital, defined as current assets less current liabilities, of $206 million, compared to negative $258 million at December 31, 2016. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2017, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 43.3%, compared to 44.1% at December 31, 2016. Excluding the $63 million non-recourse mortgage note, our debt to capital ratio was 43.0% as of March 31, 2017, compared to 43.7% at December 31, 2016. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2017 Expectations

During the remainder of 2017, we expect to make net capital contributions to our insurance subsidiaries of approximately $160 million associated with our growth and spend approximately $415 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2017 and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2017, our subsidiaries had aggregate statutory capital and surplus of $4,691 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,231 million. During the three months ended March 31, 2017, we received net dividends of $26 million from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2017, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of March 31, 2017, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,231 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 1, Organization and Operations, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2017, we had short-term investments of $725 million and long-term investments of $4,776 million, including restricted deposits of $140 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2017, the fair value of our fixed income investments would decrease by approximately $167 million.  Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2017, the fair value of our debt would decrease by approximately $139 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see “Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.”

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 57%. We are therefore exposed to risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTC, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Finally, changes in these programs could reduce the number of persons enrolled in or eligible for these programs or increase our administrative or healthcare costs under these programs. For example, maintaining current eligibility levels could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial position and cash flows.

Our Medicare programs are subject to a variety of risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our quality star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations or cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2017 marketplace for individual products may be less stable than in 2016 because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we expect to serve in 2017. Also, member behavior could be influenced by uncertainty of potential changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as Affordable Care Act (ACA).

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

The implementation of the ACA, as well as potential repeal of or changes to the ACA, could materially and adversely affect our results of operations, financial position and cash flows.

In March 2010, the ACA was enacted. While the constitutionality of the ACA was generally upheld by the Supreme Court in 2012, the Court determined that states could elect to opt out of the Medicaid expansion portion of ACA without losing all federal money for their existing Medicaid programs.

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government pays the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of March 31, 2017, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. The ACA additionally required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

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

There are numerous steps regulators required for continued implementation of the ACA, including the promulgation of a substantial number of new and potentially more onerous federal regulations. For example, in April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.

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

Changes to, or repeal of, the ACA, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the new administration could propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation enacted under the new administration cannot be predicted.

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

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. For example, under the ACA, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs which could materially and adversely affect our results of operations, financial position and cash flows.

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

We compete for members principally on the basis of size and quality of provider networks, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided, among others. In addition, the impact of the ACA and potential growth in our segment may attract new competitors.

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

We, along with all other companies involved in public health care programs are the subject of fraud and abuse investigations from time to time. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, VA and other federal health care programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government and the federal Anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal Anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

As of March 31, 2017, we had consolidated indebtedness of approximately $4,647 million, which is significantly greater than the indebtedness that we have previously had. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2017
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2017	15,941	$61.27	—	3,335,448
February 1 - February 28, 2017	149,209	67.76	—	3,335,448
March 1 - March 31, 2017	18,348	67.48	—	3,335,448
Total	183,498	$67.17	—	3,335,448
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 25, 2017.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)