Form 10-Q
period 2017-06-30
CENTENE CORP
filed 2017-07-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒

As of July 14, 2017, the registrant had 172,475,653 shares of common stock outstanding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

GAAP net earnings from continuing operations	$254	$171	$393	$156
Amortization of acquired intangible assets	39	43	79	52
Health Net acquisition related expenses	1	25	6	214
Penn Treaty assessment expense	—	—	47	—
Income tax effects of adjustments (1)	(14)	(14)	(48)	(101)
Adjusted net earnings from continuing operations	$280	$225	$477	$321

GAAP diluted earnings per share (EPS)	$1.44	$0.98	$2.23	$1.02
Amortization of acquired intangible assets (2)	0.14	0.15	0.28	0.20
Health Net acquisition related expenses (3)	0.01	0.16	0.03	0.89
Penn Treaty assessment expense (4)	—	—	0.17	—
Adjusted Diluted EPS from continuing operations	$1.59	$1.29	$2.71	$2.11

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)
The amortization of acquired intangible assets per diluted share are net of an income tax benefit of $0.08 and $0.10 for the three months ended June 30, 2017 and 2016, respectively and $0.17 and $0.14 for the six months ended June 30, 2017 and 2016, respectively.

(3)
The Health Net acquisition related expenses per diluted share are net of an income tax benefit (expense) of $0.00 and $(0.02) for the three months ended June 30, 2017 and 2016, respectively and $0.01 and $0.52 for the six months ended June 30, 2017 and 2016, respectively.

(4)
The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.09 for the six months ended June 30, 2017. For a further discussion of the Penn Treaty assessment, see Note 9, Contingencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

GAAP selling, general and administrative expenses	$1,065	$949	$2,156	$1,671
Health Net acquisition related expenses	1	25	6	214
Penn Treaty assessment expense	—	—	47	—
Adjusted selling, general and administrative expenses	$1,064	$924	$2,103	$1,457

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,425	$3,930
Premium and related receivables	3,901	3,098
Short-term investments	586	505
Other current assets	736	832
Total current assets	9,648	8,365
Long-term investments	4,816	4,545
Restricted deposits	137	138
Property, software and equipment, net	912	797
Goodwill	4,712	4,712
Intangible assets, net	1,466	1,545
Other long-term assets	149	95
Total assets	$21,840	$20,197

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$4,170	$3,929
Accounts payable and accrued expenses	4,238	4,377
Unearned revenue	554	313
Current portion of long-term debt	4	4
Total current liabilities	8,966	8,623
Long-term debt	4,716	4,651
Other long-term liabilities	1,630	869
Total liabilities	15,312	14,143
Commitments and contingencies
Redeemable noncontrolling interests	136	145
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized 400,000 shares; 178,900 issued and 172,467 outstanding at June 30, 2017, and 178,134 issued and 171,919 outstanding at December 31, 2016	—	—
Additional paid-in capital	4,258	4,190
Accumulated other comprehensive earnings (loss)	1	(36)
Retained earnings	2,313	1,920
Treasury stock, at cost (6,433 and 6,215 shares, respectively)	(194)	(179)
Total Centene stockholders’ equity	6,378	5,895
Noncontrolling interest	14	14
Total stockholders’ equity	6,392	5,909
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$21,840	$20,197
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Premium	$10,905	$9,688	$21,543	$15,674
Service	536	588	1,063	1,013
Premium and service revenues	11,441	10,276	22,606	16,687
Premium tax and health insurer fee	513	621	1,072	1,163
Total revenues	11,954	10,897	23,678	17,850
Expenses:
Medical costs	9,413	8,385	18,735	13,696
Cost of services	456	515	897	882
Selling, general and administrative expenses	1,065	949	2,156	1,671
Amortization of acquired intangible assets	39	43	79	52
Premium tax expense	543	498	1,133	948
Health insurer fee expense	—	130	—	204
Total operating expenses	11,516	10,520	23,000	17,453
Earnings from operations	438	377	678	397
Other income (expense):
Investment and other income	45	32	86	47
Interest expense	(62)	(52)	(124)	(85)
Earnings from continuing operations, before income tax expense	421	357	640	359
Income tax expense	169	187	256	203
Earnings from continuing operations, net of income tax expense	252	170	384	156
Discontinued operations, net of income tax (benefit)	—	(1)	—	(2)
Net earnings	252	169	384	154
Loss attributable to noncontrolling interests	2	1	9	—
Net earnings attributable to Centene Corporation	$254	$170	$393	$154

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$254	$171	$393	$156
Discontinued operations, net of income tax (benefit)	—	(1)	—	(2)
Net earnings	$254	$170	$393	$154

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.47	$1.00	$2.28	$1.05
Discontinued operations	—	—	—	(0.01)
Basic earnings per common share	$1.47	$1.00	$2.28	$1.04

Diluted:
Continuing operations	$1.44	$0.98	$2.23	$1.02
Discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per common share	$1.44	$0.97	$2.23	$1.01

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$252	$169	$384	$154
Reclassification adjustment, net of tax	(1)	—	(1)	1
Change in unrealized gain on investments, net of tax	20	34	34	52
Foreign currency translation adjustments	3	(1)	4	—
Other comprehensive earnings	22	33	37	53
Comprehensive earnings	274	202	421	207
Comprehensive loss attributable to noncontrolling interests	2	1	9	—
Comprehensive earnings attributable to Centene Corporation	$276	$203	$430	$207

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Six Months Ended June 30, 2017

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2016	178,134	$—	$4,190	$(36)	$1,920	6,215	$(179)	$14	$5,909
Comprehensive Earnings:
Net earnings	—	—	—	—	393	—	—	—	393
Other comprehensive earnings, net of $19 tax	—	—	—	37	—	—	—	—	37
Common stock issued for employee benefit plans	766	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	218	(15)	—	(15)
Stock compensation expense	—	—	62	—	—	—	—	—	62
Balance, June 30, 2017	178,900	$—	$4,258	$1	$2,313	6,433	$(194)	$14	$6,392

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$384	$154
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	173	111
Stock compensation expense	62	83
Deferred income taxes	(58)	(13)
Changes in assets and liabilities
Premium and related receivables	(696)	(1,121)
Other assets	65	(36)
Medical claims liabilities	243	188
Unearned revenue	241	(50)
Accounts payable and accrued expenses	(257)	(8)
Other long-term liabilities	781	463
Other operating activities, net	4	6
Net cash provided by (used in) operating activities	942	(223)
Cash flows from investing activities:
Capital expenditures	(181)	(94)
Purchases of investments	(1,294)	(956)
Sales and maturities of investments	990	593
Investments in acquisitions, net of cash acquired	—	(862)
Other investing activities, net	(1)	—
Net cash used in investing activities	(486)	(1,319)
Cash flows from financing activities:
Proceeds from long-term debt	810	5,711
Payments of long-term debt	(762)	(3,124)
Common stock repurchases	(15)	(27)
Debt issuance costs	—	(59)
Other financing activities, net	6	(9)
Net cash provided by financing activities	39	2,492
Net increase in cash and cash equivalents	495	950
Cash and cash equivalents, beginning of period	3,930	1,760
Cash and cash equivalents, end of period	$4,425	$2,710
Supplemental disclosures of cash flow information:
Interest paid	$99	$36
Income taxes paid	$205	$222
Equity issued in connection with acquisitions	$—	$3,105

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

Certain 2016 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2017 presentation. The Company adopted Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. Among other elements, the ASU requires an entity to recognize all excess tax benefits and deficiencies related to stock-based compensation expense as income tax expense or benefit in the statements of operations. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, prior periods have been adjusted accordingly. The adoption resulted in a decrease to income tax expense of $1 million and $2 million for the three and six months ended June 30, 2016.

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

On March 24, 2016, the Company completed the acquisition of Health Net, Inc. (Health Net) for $6.0 billion, including the assumption of debt. The acquisition was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation of all the assets acquired and liabilities assumed was finalized in the fourth quarter of 2016. As a result of the completion of the Health Net acquisition, the Company's results of operations for the six months ended June 30, 2016 include the results of operations of Health Net from March 24, 2016 to June 30, 2016.

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

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new effective date is for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently analyzing selected contracts to determine the impact of the new guidance and anticipates adopting the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative-effect adjustment to retained earnings in the period of initial application. The Company also plans to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. The majority of the Company's revenues are derived from insurance contracts and are excluded from the new standard; therefore, the new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$329	$—	$(1)	$328	$364	$—	$(1)	$363
Corporate securities	2,048	17	(6)	2,059	1,933	12	(13)	1,932
Restricted certificates of deposit	4	—	—	4	5	—	—	5
Restricted cash equivalents	8	—	—	8	6	—	—	6
Municipal securities	1,923	11	(8)	1,926	1,767	1	(35)	1,733
Asset-backed securities	373	1	—	374	317	1	(1)	317
Residential mortgage-backed securities	231	1	(4)	228	219	1	(5)	215
Commercial mortgage-backed securities	322	1	(4)	319	343	—	(5)	338
Cost and equity method investments	167	—	—	167	163	—	—	163
Life insurance contracts	126	—	—	126	116	—	—	116
Total	$5,531	$31	$(23)	$5,539	$5,233	$15	$(60)	$5,188

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2017, 94% of the Company’s investments in rated securities carry an investment grade rating by S&P and Moody’s. At June 30, 2017, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.9 years at June 30, 2017.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2017				December 31, 2016
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$263	$—	$3	$(1)	$215	$—	$2
Corporate securities	(6)	662	—	22	(12)	1,020	(1)	39
Municipal securities	(8)	743	—	36	(35)	1,423	—	30
Asset-backed securities	—	146	—	13	(1)	101	—	18
Residential mortgage-backed securities	(3)	154	(1)	16	(5)	188	—	—
Commercial mortgage-backed securities	(2)	188	(2)	14	(5)	271	—	—
Total	$(20)	$2,156	$(3)	$104	$(59)	$3,218	$(1)	$89

As of June 30, 2017, the gross unrealized losses were generated from 1,375 positions out of a total of 3,096 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	June 30, 2017				December 31, 2016
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$524	$524	$82	$82	$500	$500	$91	$91
One year through five years	2,058	2,066	55	55	1,982	1,974	47	47
Five years through ten years	1,674	1,678	—	—	1,101	1,089	—	—
Greater than ten years	212	213	—	—	633	617	—	—
Asset-backed securities	926	921	—	—	879	870	—	—
Total	$5,394	$5,402	$137	$137	$5,095	$5,050	$138	$138

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

The following table summarizes fair value measurements by level at June 30, 2017, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$4,425	$—	$—	$4,425
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$137	$66	$—	$203
Corporate securities	—	2,059	—	2,059
Municipal securities	—	1,926	—	1,926
Asset-backed securities	—	374	—	374
Residential mortgage-backed securities	—	228	—	228
Commercial mortgage-backed securities	—	319	—	319
Total investments	$137	$4,972	$—	$5,109
Restricted deposits available for sale:
Cash and cash equivalents	$8	$—	$—	$8
Certificates of deposit	4	—	—	4
U.S. Treasury securities and obligations of U.S. government corporations and agencies	125	—	—	125
Total restricted deposits	$137	$—	$—	$137
Other long-term assets: Interest rate swap agreements	$—	$5	$—	$5
Total assets at fair value	$4,699	$4,977	$—	$9,676
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$53	$—	$53
Total liabilities at fair value	$—	$53	$—	$53

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At June 30, 2017, there were $55 million of transfers from Level I to Level II and no transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $293 million and $279 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the change in medical claims liability ($ in millions):

	Six Months Ended June 30,
	2017	2016
Balance, January 1	$3,929	$2,298
Less: Reinsurance Recoverable	5	—
Balance, January 1, net	3,924	2,298
Acquisitions	—	1,462
Incurred related to:
Current year	19,087	13,940
Prior years	(352)	(244)
Total incurred	18,735	13,696
Paid related to:
Current year	15,477	11,626
Prior years	3,022	1,880
Total paid	18,499	13,506
Balance at June 30, net	4,160	3,950
Plus: Reinsurance Recoverable	10	—
Balance, June 30	$4,170	$3,950

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, in the six months ended June 30, 2017 and 2016, respectively, approximately $4 million and $16 million was recorded as a reduction from premium revenues resulting from development within "Incurred related to: Prior years" due to minimum HBR and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2017 was $3,124 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

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

The Company recognized a $48 million net pre-tax benefit related to the reconciliation of the 2016 risk adjustment program during the second quarter of 2017 and a $70 million net pre-tax benefit related to the reconciliation of the 2015 risk adjustment and reinsurance programs during the second quarter of 2016.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	June 30, 2017	December 31, 2016
Risk adjustment	$(866)	$(425)
Reinsurance	90	122
Risk corridor	(7)	(3)
Minimum MLR	(27)	(18)
Cost sharing reductions	(280)	(147)

6. Debt

Debt consists of the following ($ in millions):

	June 30, 2017	December 31, 2016
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,007	1,008
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
Fair value of interest rate swap agreements	(48)	(58)
Total senior notes	4,559	4,550
Revolving credit agreement	150	100
Mortgage notes payable	63	64
Capital leases and other	18	18
Debt issuance costs	(70)	(77)
Total debt	4,720	4,655
Less current portion	(4)	(4)
Long-term debt	$4,716	$4,651

Senior Notes

The indentures governing the senior notes listed in the table above, contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. At June 30, 2017, the Company was in compliance with all covenants.

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

•$600 million expiring on February 15, 2021;
•$500 million expiring on May 15, 2022;
•$1,000 million expiring on February 15, 2024; and
•$600 million expiring on January 15, 2025.

Under the Swap Agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the three or one month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At June 30, 2017, the weighted average rate was 4.75%.

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

Revolving Credit Agreement

The Company has an unsecured $1,000 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of June 30, 2017, the Company had $150 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.75%.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0 on and subsequent to December 31, 2016. As of June 30, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio, and the Company was in compliance with all covenants.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $52 million as of June 30, 2017, which were not part of the revolving credit facility. The Company also had letters of credit for $42 million (valued at June 30, 2017 conversion rate), or €38 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.32% as of June 30, 2017. The Company had outstanding surety bonds of $390 million as of June 30, 2017.

7. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except shares in thousands and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$254	$171	$393	$156
Discontinued operations, net of tax	—	(1)	—	(2)
Net earnings	$254	$170	$393	$154

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	172,357	170,559	172,215	148,051
Common stock equivalents (as determined by applying the treasury stock method)	4,063	4,290	3,905	4,147
Weighted average number of common shares and potential dilutive common shares outstanding	176,420	174,849	176,120	152,198

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.47	$1.00	$2.28	$1.05
Discontinued operations	—	—	—	(0.01)
Basic earnings per common share	$1.47	$1.00	$2.28	$1.04

Diluted:
Continuing operations	$1.44	$0.98	$2.23	$1.02
Discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per common share	$1.44	$0.97	$2.23	$1.01

The calculation of diluted earnings per common share for the three and six months ended June 30, 2017 excludes the impact of 5 thousand and 40 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and six months ended June 30, 2016 excludes the impact of 48 thousand and 51 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended June 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$11,341	$613	$—	$11,954
Total revenues from internal customers	11	2,412	(2,423)	—
Total revenues	$11,352	$3,025	$(2,423)	$11,954
Earnings from operations	$374	$64	$—	$438

Segment information for the three months ended June 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$10,234	$663	$—	$10,897
Total revenues from internal customers	54	1,411	(1,465)	—
Total revenues	$10,288	$2,074	$(1,465)	$10,897
Earnings from operations	$337	$40	$—	$377

Segment information for the six months ended June 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$22,456	$1,222	$—	$23,678
Total revenues from internal customers	22	4,745	(4,767)	—
Total revenues	$22,478	$5,967	$(4,767)	$23,678
Earnings from operations	$561	$117	$—	$678

Segment information for the six months ended June 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$16,751	$1,099	$—	$17,850
Total revenues from internal customers	88	2,859	(2,947)	—
Total revenues	$16,839	$3,958	$(2,947)	$17,850
Earnings from operations	$318	$79	$—	$397

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

California

The Company's California subsidiary, Health Net of California, Inc. (Health Net California), has been named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. An initial status conference was held in June 2017 wherein the Court set a schedule for challenges to the pleadings. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

Federal Securities Class Action

In November 2016, a putative federal securities class action was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. In March 2017, the court entered an order transferring the matter to the U.S. District Court for the Eastern District of Missouri. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. The Company denies any wrongdoing and is vigorously defending itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

Civil Investigative Demand

In December 2016, a Civil Investigative Demand (CID) was issued to Health Net by the United States Department of Justice regarding Health Net’s submission of risk adjustment claims to the CMS under Parts C and D of Medicare. The CID may be related to a federal qui tam lawsuit filed under seal in 2011 naming more than a dozen health insurers including Health Net. The lawsuit was unsealed in February 2017 when the Department of Justice intervened in the case with respect to one of the insurers (not Health Net). The Company is complying with the CID and will vigorously defend any lawsuits. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter.

Guaranty Fund Assessment

Under state guaranty association laws, certain insurance companies can be assessed for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In March 2017, the court issued the final liquidation order, and as a result, during the first quarter of 2017, the Company recognized $47 million representing its undiscounted estimated share of the guaranty association assessment as selling, general and administrative expenses.

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

Health Net Acquisition

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. The transaction was valued at $6.0 billion, including the assumption of debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets. Due to the size of this acquisition, one of the primary drivers of the six month ended variances discussed throughout this section are related to the acquisition of Health Net.

Regulatory Trends and Uncertainties

The U.S. Presidential administration and certain members of Congress had affirmatively indicated that they would pursue full repeal of or significant amendment to the Affordable Care Act (ACA). In May, the House of Representatives approved legislation, known as the American Health Care Act, to repeal and replace major components of the ACA. In June, the Senate released its draft of the new national healthcare legislation, known as the Better Care Reconciliation Act (BCRA) of 2017. In July, the Senate majority leader released revisions to the BCRA. There are still complex steps needed to be taken before any form of the new healthcare legislation becomes final. Most recently, the Senate majority leader indicated the BCRA will not be successful in repealing and replacing the ACA as the bill faces opposition in the Senate. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

Second Quarter 2017 Highlights

Our financial performance for the second quarter of 2017 are summarized as follows:

•	Managed care membership of 12.2 million, an increase of 788,300 members, or 7% year over year.

•	Total revenues of $12.0 billion, representing 10% growth year over year.

•	Health benefits ratio of 86.3%, compared to 86.6% in 2016.

•	SG&A expense ratio of 9.3% for the second quarter of 2017, compared to 9.2% for the second quarter of 2016.

•	Adjusted SG&A expense ratio of 9.3% for the second quarter of 2017, compared to 9.0% for the second quarter of 2016.

•	Operating cash flows of $(306) million, primarily reflecting an increase in premium and related receivables due to the timing of June capitation payments from several of our states.

•
Diluted earnings per share (EPS) for the second quarter of 2017 of $1.44, compared to $0.98 for the second quarter of 2016. The second quarter of 2017 includes a $0.17 per diluted share net benefit related to the 2016 risk adjustment reconciliation under the ACA in connection with our Health Insurance Marketplace business. In comparison, the second quarter of 2016 includes a $0.19 per diluted share net benefit related to the 2015 risk adjustment and reinsurance reconciliations under the ACA in connection with our Health Insurance Marketplace business.

•	Adjusted Diluted EPS for the second quarter of 2017 of $1.59, compared to $1.29 for the second quarter of 2016.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended June 30,
	2017	2016
GAAP diluted EPS	$1.44	$0.98
Amortization of acquired intangible assets	0.14	0.15
Health Net acquisition related expenses	0.01	0.16
Adjusted Diluted EPS from continuing operations	$1.59	$1.29
The following items contributed to our revenue and membership growth over the last year:

•
Arizona. In January 2017, we continued our participation as a qualified health plan issuer in the Arizona Health Insurance Marketplace and exited the Health Net preferred provider organization offerings in Arizona.

•
Centurion. In April 2016, Centurion began providing correctional healthcare services for the Florida Department of Corrections in Regions 1, 2 and 3. In June 2016, Centurion began operating under two new contracts with the State of New Mexico Corrections Department to provide correctional medical healthcare services and pharmacy services. In June 2017, Centurion began operating under an expanded contract to provide correctional healthcare services for the Florida Department of Corrections in South Florida.

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

•
Indiana. In January 2017, our Indiana subsidiary, Managed Health Services, began operating under a contract with the Indiana Family & Social Services Administration to continue providing risk-based managed care services for enrollees in the Healthy Indiana Plan and Hoosier Healthwise programs.

•	Louisiana. In July 2016, our Louisiana subsidiary, Louisiana Healthcare Connections, began serving Medicaid expansion members.

•	Missouri. In May 2017, our Missouri subsidiary, Home State Health, began providing managed care services to MO HealthNet Managed Care beneficiaries under an expanded statewide contract.

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

•
In July 2017, our Georgia subsidiary, Peach State Health Plan, began operating under a statewide managed care contract to continue serving members enrolled in the Georgia Families managed care program, including PeachCare for Kids and Planning for Healthy Babies. Through the new contract, Peach State Health Plan is one of four managed care organizations providing medical, behavioral, dental and vision health benefits for its members.

•	In July 2017, our Nevada subsidiary, SilverSummit Healthplan, began serving Medicaid recipients enrolled in Nevada's Medicaid managed care program.

•	In July 2017, our specialty solutions subsidiary, Envolve, Inc., began providing health plan management services for Medicaid operations in Maryland.

•
In June 2017, our Mississippi subsidiary, Magnolia Health, was selected by the Mississippi Division of Medicaid to continue serving Medicaid recipients enrolled in the Mississippi Coordinated Access Network (MississippiCAN). Pending regulatory approval, the new three-year agreement, which also includes the option of two one-year extensions, is expected to commence midyear 2018.

•
In June 2017, we announced that we are expanding our offerings in the 2018 Health Insurance Marketplace. We are planning to enter Kansas, Missouri and Nevada in 2018, and expanding our footprint in six existing markets: Florida, Georgia, Indiana, Ohio, Texas, and Washington.

•
In May 2017, our Washington subsidiary, Coordinated Care of Washington, was selected by the Washington State Health Care Authority to provide managed care services to Apple Health's Fully Integrated Managed Care (FIMC) beneficiaries in the North Central Region. The contract is expected to commence January 1, 2018.

•
In January 2017, we signed a joint venture agreement with the North Carolina Medical Society, working in conjunction with the North Carolina Community Health Center Association, to collaborate on a patient-focused approach to Medicaid under the reform plan enacted in the State of North Carolina. The newly created health plan, Carolina Complete Health, was created to establish, organize and operate a physician-led health plan to provide Medicaid managed care services in North Carolina.

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

The future growth items listed above are partially offset by the following items:

•
In January 2018, the State of California will no longer include costs for in-home support services (IHSS) in its Medicaid contracts. In June 2017, the governor approved the removal of these services from managed care and returned responsibility for the IHSS program costs back to the counties.

•	In Georgia and Indiana, we have recently been successful in reprocuring contracts. However, the Medicaid programs were expanded to include additional insurers, which could reduce our market share.

MEMBERSHIP

From June 30, 2016 to June 30, 2017, we increased our managed care membership by 788,300, or 7%. The following table sets forth the Company's membership by state for its managed care organizations:

	June 30, 2017	December 31, 2016	June 30, 2016
Arizona	669,500	598,300	597,700
Arkansas	91,900	58,600	52,800
California	2,925,800	2,973,500	3,097,600
Florida	871,100	716,100	726,200
Georgia	540,400	488,000	493,300
Illinois	254,600	237,700	234,700
Indiana	340,000	285,800	291,000
Kansas	130,000	139,700	144,800
Louisiana	484,600	472,800	375,300
Massachusetts	54,100	48,300	47,100
Michigan	2,300	2,000	2,200
Minnesota	9,500	9,400	9,500
Mississippi	343,600	310,200	323,800
Missouri	278,300	105,700	102,900
Nebraska	78,800	—	—
New Hampshire	77,100	77,400	79,700
New Mexico	7,100	7,100	7,100
Ohio	332,700	316,000	319,000
Oregon	213,600	217,800	221,500
South Carolina	121,000	122,500	113,700
Tennessee	22,200	21,700	20,800
Texas	1,226,800	1,072,400	1,037,000
Vermont	1,600	1,600	1,600
Washington	248,500	238,400	239,700
Wisconsin	70,800	73,800	76,100
Total at-risk membership	9,395,900	8,594,800	8,615,100
TRICARE eligibles	2,823,200	2,847,000	2,815,700
Total	12,219,100	11,441,800	11,430,800

The following table sets forth our membership by line of business:

	June 30, 2017	December 31, 2016	June 30, 2016
Medicaid:
TANF, CHIP & Foster Care	5,854,400	5,630,000	5,541,200
ABD & LTC	843,500	785,400	757,500
Behavioral Health	466,500	466,600	455,800
Commercial	1,743,600	1,239,100	1,391,500
Medicare & Duals (1)	327,500	334,300	332,600
Correctional	160,400	139,400	136,500
Total at-risk membership	9,395,900	8,594,800	8,615,100
TRICARE eligibles	2,823,200	2,847,000	2,815,700
Total	12,219,100	11,441,800	11,430,800

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans.

The following table sets forth additional membership statistics, which are included in the membership information above:

	June 30, 2017	December 31, 2016	June 30, 2016
Dual-eligible	467,500	441,400	436,100
Health Insurance Marketplace	1,084,600	537,200	617,700
Medicaid Expansion	1,101,900	1,080,500	1,004,200

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2017 and 2016, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2017 and 2016 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change 2016-2017	2017	2016	% Change 2016-2017
Premium	$10,905	$9,688	13%	$21,543	$15,674	37%
Service	536	588	(9)%	1,063	1,013	5%
Premium and service revenues	11,441	10,276	11%	22,606	16,687	35%
Premium tax and health insurer fee	513	621	(17)%	1,072	1,163	(8)%
Total revenues	11,954	10,897	10%	23,678	17,850	33%
Medical costs	9,413	8,385	12%	18,735	13,696	37%
Cost of services	456	515	(11)%	897	882	2%
Selling, general and administrative expenses	1,065	949	12%	2,156	1,671	29%
Amortization of acquired intangible assets	39	43	(9)%	79	52	52%
Premium tax expense	543	498	9%	1,133	948	20%
Health insurer fee expense	—	130	(100)%	—	204	(100)%
Earnings from operations	438	377	16%	678	397	71%
Investment and other income (expense), net	(17)	(20)	15%	(38)	(38)	—
Earnings from continuing operations, before income tax expense	421	357	18%	640	359	78%
Income tax expense	169	187	(10)%	256	203	26%
Earnings from continuing operations, net of income tax expense	252	170	48%	384	156	146%
Discontinued operations, net of income tax (benefit)	—	(1)	100%	—	(2)	100%
Net earnings	252	169	49%	384	154	149%
Loss attributable to noncontrolling interests	2	1	100%	9	—	n.m.
Net earnings attributable to Centene Corporation	$254	$170	49%	$393	$154	155%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$254	$171	49%	$393	$156	152%
Discontinued operations, net of income tax (benefit)	—	(1)	100%	—	(2)	100%
Net earnings	$254	$170	49%	$393	$154	155%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$1.44	$0.98	47%	$2.23	$1.02	119%
Discontinued operations	—	(0.01)	100%	—	(0.01)	100%
Total diluted earnings per common share	$1.44	$0.97	48%	$2.23	$1.01	121%
n.m.: not meaningful

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total Revenues

Total revenues increased 10% in the three months ended June 30, 2017 over the corresponding period in 2016 primarily due to growth in the Health Insurance Marketplace business in 2017 and expansions and new programs in many of our states in 2016 and 2017, partially offset by lower membership in the commercial business in California as a result of margin improvement actions taken last year, the moratorium of the Health Insurer Fee in 2017, and lower specialty pharmacy revenues.

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

The HBR for the three months ended June 30, 2017 was 86.3%, compared to 86.6% in the same period in 2016. The decrease compared to last year is primarily attributable to growth in the Health Insurance Marketplace business, which operates at a lower HBR.

Cost of Services

Cost of services decreased by $59 million in the three months ended June 30, 2017, compared to the corresponding period in 2016. This was primarily due to lower specialty pharmacy sales and decreased costs associated with our federal services business, partially offset by growth in our correctional business. The cost of service ratio for the three months ended June 30, 2017, was 85.1%, compared to 87.6% in the same period in 2016.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $116 million in the three months ended June 30, 2017, compared to the corresponding period in 2016. This was due to expansions, new programs and growth in many of our states in 2016 and 2017 and increased variable compensation expenses related to the performance of the business in 2017.

The SG&A expense ratio was 9.3% for the second quarter of 2017, compared to 9.2% in the second quarter of 2016. The increase in the SG&A expense ratio is primarily attributable to higher variable compensation expenses based on the performance of the business in 2017 and increased business expansion costs, partially offset by higher Health Net acquisition related expenses in 2016.

The Adjusted SG&A expense ratio was 9.3% for the second quarter of 2017, compared to 9.0% in the second quarter of 2016. The increase in the Adjusted SG&A expense ratio is primarily attributable to higher variable compensation expenses based on the performance of the business in 2017 and increased business expansion costs.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the three months ended June 30, 2017, compared to $130 million for the three months ended June 30, 2016.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2017	2016
Investment and other income	$45	$32
Interest expense	(62)	(52)
Other income (expense), net	$(17)	$(20)

The increase in investment income in 2017 reflects higher interest rates and investment balances over 2016, as well as interest income from the state of Illinois related to capitation payment delays. Interest expense increased in 2017 compared to 2016, reflecting a net increase in borrowings.

Income Tax Expense

For the three months ended June 30, 2017, we recorded income tax expense of $169 million on pre-tax earnings of $421 million, or an effective tax rate of 40.1%. The current quarter effective tax rate reflects the impact of the health insurer fee moratorium. For the three months ended June 30, 2016, we recorded income tax expense of $187 million on pre-tax earnings of $357 million, or an effective tax rate of 52.4%, which reflects the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$11,352	$10,288	10%
Specialty Services	3,025	2,074	46%
Eliminations	(2,423)	(1,465)	(65)%
Consolidated Total	$11,954	$10,897	10%
Earnings from Operations
Managed Care	$374	$337	11%
Specialty Services	64	40	60%
Consolidated Total	$438	$377	16%

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

Managed Care

Total revenues increased 10% in the three months ended June 30, 2017, compared to the corresponding period in 2016, primarily as a result of expansions, new programs, and growth in many of our states, particularly Arizona, Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, and Texas. Earnings from operations increased $37 million between years primarily reflecting growth in the Health Insurance Marketplace business.

Specialty Services

Total revenues increased 46% in the three months ended June 30, 2017, compared to the corresponding period in 2016, resulting primarily from the continued integration of Health Net into our specialty services, increased services associated with membership growth in the Managed Care segment, and growth in our correctional services business. Earnings from operations increased $24 million in the three months ended June 30, 2017, compared to the corresponding period in 2016, primarily due to increased profitability associated with our federal services business.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Total Revenues

Total revenues increased 33% in the six months ended June 30, 2017 over the corresponding period in 2016 primarily as a result of the acquisition of Health Net, as well as the impact of growth in the Health Insurance Marketplace business in 2017 and expansions and new programs in many of our states in 2016 and 2017, partially offset by lower membership in the commercial business in California as a result of margin improvement actions taken last year, the moratorium of the Health Insurer Fee in 2017, and lower specialty pharmacy revenues. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee revenue for the six months ended June 30, 2017, compared to $242 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

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

The HBR for the six months ended June 30, 2017, was 87.0%, compared to 87.4% in the same period in 2016. The decrease compared to last year is primarily attributable to growth in the Health Insurance Marketplace business, which operates at a lower HBR.

Cost of Services

Cost of services increased by $15 million in the six months ended June 30, 2017, compared to the corresponding period in 2016. This was primarily due to growth in our correctional business and the acquisition of Health Net, partially offset by lower specialty pharmacy sales. The cost of service ratio for the six months ended June 30, 2017, was 84.4%, compared to 87.1% in the same period in 2016.

Selling, General & Administrative Expenses

SG&A increased by $485 million in the six months ended June 30, 2017, compared to the corresponding period in 2016. This was primarily due to the acquisition of Health Net and the impact of new programs in many of our states in 2016 and 2017, partially offset by a decrease in acquisition related expenses. In addition, in the six months ended June 30, 2017, we recognized $47 million for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio for the six months ended June 30, 2017 was 9.5%, compared to 10.0% for the six months ended June 30, 2016. The decrease in the SG&A expense ratio is primarily attributable to the Health Net acquisition related expenses, partially offset by the Penn Treaty assessment and the addition of the Health Net business, which operates at a higher SG&A expense ratio due to a greater mix of commercial and Medicare business.

The Adjusted SG&A expense ratio for the six months ended June 30, 2017 was 9.3%, compared to 8.7% for the six months ended June 30, 2016. The increase in the Adjusted SG&A expense ratio is primarily attributable to the addition of the Health Net business, which operates at a higher SG&A expense ratio due to a greater mix of commercial and Medicare business.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the six months ended June 30, 2017, compared to $204 million for the six months ended June 30, 2016.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2017	2016
Investment and other income	$86	$47
Interest expense	(124)	(85)
Other income (expense), net	$(38)	$(38)

The increase in investment income in 2017 reflects higher interest rates and investment balances over 2016, as well as interest income from the state of Illinois related to capitation payment delays. Interest expense increased during the six months ended June 30, 2017 by $39 million due to an increase in net borrowings, primarily related to the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction.

Income Tax Expense

For the six months ended June 30, 2017, we recorded income tax expense of $256 million on pre-tax earnings of $640 million, or an effective tax rate of 40.0%. The current effective tax rate reflects the impact of the health insurer fee moratorium. For the six months ended June 30, 2016, we recorded income tax expense of $203 million on pre-tax earnings of $359 million, or an effective tax rate of 56.5%, which reflects the non-deductibility of the health insurer fee expense as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

As previously discussed, Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan were reclassified to the Managed Care segment in January 2017. The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions) and reflects the above change:

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$22,478	$16,839	33%
Specialty Services	5,967	3,958	51%
Eliminations	(4,767)	(2,947)	(62)%
Consolidated Total	$23,678	$17,850	33%
Earnings from Operations
Managed Care	$561	$318	76%
Specialty Services	117	79	48%
Consolidated Total	$678	$397	71%

Managed Care

Total revenues increased 33% in the six months ended June 30, 2017, compared to the corresponding period in 2016, primarily as a result of the acquisition of Health Net and expansions or new programs in many of our states, particularly Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, and Texas. Earnings from operations increased $243 million between years primarily reflecting the impact of the Health Net acquisition, including decreased acquisition related expenses in 2017.

Specialty Services

Total revenues increased 51% in the six months ended June 30, 2017, compared to the corresponding period in 2016, resulting primarily from the acquisition of Health Net, the continued integration of Health Net into our specialty services, increased services associated with membership growth in the Managed Care segment, and growth in our correctional services business. Earnings from operations increased $38 million in the six months ended June 30, 2017, compared to the corresponding period in 2016, primarily due to the acquisition of Health Net.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$942	$(223)
Net cash used in investing activities	(486)	(1,319)
Net cash provided by financing activities	39	2,492
Net increase in cash and cash equivalents	$495	$950

Cash Flows Provided by (Used in) Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $942 million in the six months ended June 30, 2017, compared to cash used of $223 million in the comparable period in 2016. The cash provided by operating activities in 2017 was primarily due to net earnings, an increase in other long-term liabilities driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2017, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska health plan, and an increase in unearned revenue primarily due to the receipt of several July capitation payments in June. Cash flows provided by operating activities were partially offset by an increase in premium and related receivables of $696 million, primarily due to the timing of June capitation payments from several of our states.

Cash flows used in operations in 2016 reflects an increase in premium and related receivables of approximately $600 million due to the timing of June capitation payments from several of our states (substantially all of which was collected in July 2016).

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

Cash Flows Used in Investing Activities

Investing activities used cash of $486 million for the six months ended June 30, 2017, and $1,319 million in the comparable period in 2016. Cash flows used in investing activities in 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

We spent $181 million and $94 million in the six months ended June 30, 2017 and 2016, respectively, on capital expenditures for system enhancements and market expansions.

As of June 30, 2017, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. We had unregulated cash and investments of $291 million at June 30, 2017, compared to $264 million at December 31, 2016.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $39 million in the six months ended June 30, 2017, compared to providing cash of $2,492 million in the comparable period in 2016. During 2017, our financing activities primarily related to increased borrowings on our revolving credit agreement.

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

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0 on and subsequent to December 31, 2016. As of June 30, 2017, we had $150 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of June 30, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $52 million as of June 30, 2017, which were not part of our revolving credit facility. We also had letters of credit for $42 million (valued at the June 30, 2017 conversion rate), or €38 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.32% as of June 30, 2017. In addition, we had outstanding surety bonds of $390 million as of June 30, 2017.

The indentures governing our various maturities of senior notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. As of June 30, 2017, we were in compliance with all covenants.

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

At June 30, 2017, we had working capital, defined as current assets less current liabilities, of $682 million, compared to negative $258 million at December 31, 2016. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2017, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 42.5%, compared to 44.1% at December 31, 2016. Excluding the $63 million non-recourse mortgage note, our debt to capital ratio was 42.1% as of June 30, 2017, compared to 43.7% at December 31, 2016. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2017 Expectations

During the remainder of 2017, we expect to make net capital contributions to our insurance subsidiaries of approximately $117 million associated with our growth and spend approximately $300 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2017 and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2017, our subsidiaries had aggregate statutory capital and surplus of $4,828 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,219 million. During the six months ended June 30, 2017, we received net dividends of $78 million from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the California Department of Managed Health Care (DMHC) to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the required amount as specified in the undertaking.

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2017, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of June 30, 2017, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,219 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 1, Organization and Operations, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2017, we had short-term investments of $586 million and long-term investments of $4,953 million, including restricted deposits of $137 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2017, the fair value of our fixed income investments would decrease by approximately $167 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2017, the fair value of our debt would decrease by approximately $132 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting  -  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government pays the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of June 30, 2017, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations.

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

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. Currently, the moratorium is only in place for the 2017 calendar year and the $14.3 billion payment will resume in 2018 for the fiscal year 2017. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenue. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenue from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenue from the fee calculation. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

In addition, the U.S. Court of Appeals for the D.C. circuit has granted a motion to put on hold the suit brought by House Republicans during the Obama administration in House v. Price, which challenged the government’s payment of cost-sharing subsidies under the ACA, until the new administration and Congress decide how they want to proceed with the case, including whether to seek policy changes included in an ACA repeal or replacement that affect the issues under review in this case. The new administration requested another ninety (90) day extension on May 22, 2017 to decide how it wanted to proceed with the suit, resulting in continued uncertainty for the Health Insurance Marketplace.

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

We, along with all other companies involved in public health care programs are the subject of fraud and abuse investigations from time to time. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, VA and other federal health care programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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
We are in the process of integrating a large number of processes, policies, procedures, operations, technologies and systems, including sales, pricing, and marketing, among other things. In addition, the businesses of Centene and Health Net will continue to maintain a presence in St. Louis, Missouri and Woodland Hills, California, respectively. The substantial majority of these costs will be non-recurring expenses related to the acquisition (including financing of the acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We are also incurring transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

As of June 30, 2017, we had consolidated indebtedness of approximately $4,720 million, which is significantly greater than the indebtedness that we have previously had. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2017
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30, 2017	11,392	$71.44	—	3,335,448
May 1 - May 31, 2017	15,590	75.67	—	3,335,448
June 1 - June 30, 2017	7,745	75.10	—	3,335,448
Total	34,727	$74.15	—	3,335,448
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3,335,448 shares. No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Centene Corporation 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2017).

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 25, 2017.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)