Form 10-Q
period 2017-09-30
CENTENE CORP
filed 2017-10-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “small reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 13, 2017, the registrant had 172,566,531 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing or incorporated by reference herein are forward-looking statements. We intend such forward looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof) in connection with, among other things, any discussion of future operating or financial performance. In particular, these statements include without limitation statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions, including our proposed acquisition of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) (Proposed Fidelis Acquisition or Fidelis Care Transaction), investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A. “Risk Factors.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on federally facilitated and state based Health Insurance Marketplaces;

•	tax matters;

•	disasters or major epidemics;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our or Fidelis Care's contracts with federal or state governments (including but not limited to Medicaid, Medicare, and TRICARE);

•	the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;

•	challenges to our or Fidelis Care's contract awards;

•	cyber-attacks or other privacy or data security incidents;

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition (Health Net Acquisition) of Health Net, Inc. (Health Net), and the Proposed Fidelis Acquisition, will not be realized, or will not be realized within the expected time period, including, but not limited to, as a result of any failure to obtain any regulatory, governmental or third party consents or approvals in connection with the proposed acquisition (including any such approvals under the New York Non-For-Profit Corporation Law) or any conditions, terms, obligations or restrictions imposed in connection with the receipt of such consents or approvals;

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for the Health Net Acquisition;

i

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with obtaining any regulatory, governmental or third party consents or approvals for the Proposed Fidelis Acquisition;

•
disruption caused by significant completed and pending acquisitions, including the Health Net Acquisition and the Proposed Fidelis Acquisition, making it more difficult to maintain business and operational relationships;

•
the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions, including among others, the Health Net Acquisition and the Proposed Fidelis Acquisition;

•	the risk that acquired businesses, including Health Net and Fidelis Care, will not be integrated successfully;

•	the risk that the conditions to the completion of the Proposed Fidelis Acquisition may not be satisfied or completed on a timely basis, or at all;

•	the risk that, following completion of the Proposed Fidelis Acquisition, the combined company may not be able to effectively manage its expanded operations;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•
our ability to achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that can impact revenue and future growth;

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

GAAP net earnings from continuing operations	$205	$148	$598	$304
Amortization of acquired intangible assets	38	43	117	95
Acquisition related expenses	7	10	13	224
Penn Treaty assessment expense	9	—	56	—
Income tax effects of adjustments (1)	(20)	(5)	(68)	(106)
Adjusted net earnings from continuing operations	$239	$196	$716	$517

GAAP diluted earnings per share (EPS)	$1.16	$0.84	$3.39	$1.90
Amortization of acquired intangible assets (2)	0.14	0.16	0.42	0.36
Acquisition related expenses (3)	0.02	0.12	0.05	0.97
Penn Treaty assessment expense (4)	0.03	—	0.20	—
Adjusted Diluted EPS from continuing operations	$1.35	$1.12	$4.06	$3.23

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)
The amortization of acquired intangible assets per diluted share are net of an income tax benefit of $0.07 and $0.09 for the three months ended September 30, 2017 and 2016, respectively and $0.24 and $0.23 for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Acquisition related expenses per diluted share are net of an income tax benefit (expense) of $0.02 and $(0.06) for the three months ended September 30, 2017 and 2016, respectively and $0.03 and $0.43 for the nine months ended September 30, 2017 and 2016, respectively.

(4)
The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.02 and $0.12 for the three and nine months ended September 30, 2017, respectively. For a further discussion of the Penn Treaty assessment, see Note 11, Contingencies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

GAAP selling, general and administrative expenses	$1,030	$940	$3,186	$2,611
Acquisition related expenses	7	10	13	224
Penn Treaty assessment expense	9	—	56	—
Adjusted selling, general and administrative expenses	$1,014	$930	$3,117	$2,387

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,281	$3,930
Premium and related receivables	3,955	3,098
Short-term investments	595	505
Other current assets	829	832
Total current assets	9,660	8,365
Long-term investments	4,927	4,545
Restricted deposits	138	138
Property, software and equipment, net	1,003	797
Goodwill	4,712	4,712
Intangible assets, net	1,428	1,545
Other long-term assets	132	95
Total assets	$22,000	$20,197

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$4,333	$3,929
Accounts payable and accrued expenses	4,804	4,377
Unearned revenue	568	313
Current portion of long-term debt	4	4
Total current liabilities	9,709	8,623
Long-term debt	4,717	4,651
Other long-term liabilities	901	869
Total liabilities	15,327	14,143
Commitments and contingencies
Redeemable noncontrolling interests	20	145
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; authorized 400,000 shares; 179,033 issued and 172,566 outstanding at September 30, 2017, and 178,134 issued and 171,919 outstanding at December 31, 2016	—	—
Additional paid-in capital	4,310	4,190
Accumulated other comprehensive earnings (loss)	9	(36)
Retained earnings	2,518	1,920
Treasury stock, at cost (6,467 and 6,215 shares, respectively)	(197)	(179)
Total Centene stockholders’ equity	6,640	5,895
Noncontrolling interest	13	14
Total stockholders’ equity	6,653	5,909
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$22,000	$20,197
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Premium	$10,850	$9,625	$32,393	$25,299
Service	571	590	1,634	1,603
Premium and service revenues	11,421	10,215	34,027	26,902
Premium tax and health insurer fee	477	631	1,549	1,794
Total revenues	11,898	10,846	35,576	28,696
Expenses:
Medical costs	9,543	8,376	28,278	22,072
Cost of services	437	504	1,334	1,386
Selling, general and administrative expenses	1,030	940	3,186	2,611
Amortization of acquired intangible assets	38	43	117	95
Premium tax expense	510	512	1,643	1,460
Health insurer fee expense	—	129	—	333
Total operating expenses	11,558	10,504	34,558	27,957
Earnings from operations	340	342	1,018	739
Other income (expense):
Investment and other income	51	33	137	80
Interest expense	(65)	(57)	(189)	(142)
Earnings from continuing operations, before income tax expense	326	318	966	677
Income tax expense	125	169	381	372
Earnings from continuing operations, net of income tax expense	201	149	585	305
Discontinued operations, net of income tax benefit	—	(1)	—	(3)
Net earnings	201	148	585	302
(Earnings) loss attributable to noncontrolling interests	4	(1)	13	(1)
Net earnings attributable to Centene Corporation	$205	$147	$598	$301

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$205	$148	$598	$304
Discontinued operations, net of income tax benefit	—	(1)	—	(3)
Net earnings	$205	$147	$598	$301

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.19	$0.87	$3.47	$1.95
Discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per common share	$1.19	$0.86	$3.47	$1.93

Diluted:
Continuing operations	$1.16	$0.84	$3.39	$1.90
Discontinued operations	—	—	—	(0.02)
Diluted earnings per common share	$1.16	$0.84	$3.39	$1.88

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$201	$148	$585	$302
Reclassification adjustment, net of tax	—	(1)	(1)	—
Change in unrealized gain on investments, net of tax	7	5	41	57
Foreign currency translation adjustments	1	(1)	5	(1)
Other comprehensive earnings	8	3	45	56
Comprehensive earnings	209	151	630	358
Comprehensive (earnings) loss attributable to noncontrolling interests	4	(1)	13	(1)
Comprehensive earnings attributable to Centene Corporation	$213	$150	$643	$357

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Nine Months Ended September 30, 2017

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2016	178,134	$—	$4,190	$(36)	$1,920	6,215	$(179)	$14	$5,909
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	598	—	—	(1)	597
Other comprehensive earnings, net of $23 tax	—	—	—	45	—	—	—	—	45
Common stock issued for employee benefit plans	899	—	8	—	—	—	—	—	8
Common stock repurchases	—	—	—	—	—	252	(18)	—	(18)
Stock compensation expense	—	—	99	—	—	—	—	—	99
Purchase of noncontrolling interest	—	—	13	—	—	—	—	—	13
Balance, September 30, 2017	179,033	$—	$4,310	$9	$2,518	6,467	$(197)	$13	$6,653

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$585	$302
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	264	189
Stock compensation expense	99	112
Deferred income taxes	(32)	(17)
Changes in assets and liabilities
Premium and related receivables	(749)	(906)
Other assets	(39)	7
Medical claims liabilities	406	15
Unearned revenue	255	301
Accounts payable and accrued expenses	205	99
Other long-term liabilities	45	156
Other operating activities, net	—	1
Net cash provided by operating activities	1,039	259
Cash flows from investing activities:
Capital expenditures	(301)	(211)
Purchases of investments	(1,720)	(1,528)
Sales and maturities of investments	1,335	955
Investments in acquisitions, net of cash acquired	—	(848)
Net cash used in investing activities	(686)	(1,632)
Cash flows from financing activities:
Proceeds from long-term debt	1,170	6,956
Payments of long-term debt	(1,124)	(4,257)
Common stock repurchases	(18)	(29)
Purchase of noncontrolling interest	(33)	(14)
Debt issuance costs	—	(59)
Other financing activities, net	2	(3)
Net cash (used in) provided by financing activities	(3)	2,594
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	351	1,222
Cash and cash equivalents, beginning of period	3,930	1,760
Cash and cash equivalents, end of period	$4,281	$2,982
Supplemental disclosures of cash flow information:
Interest paid	$210	$113
Income taxes paid	$358	$394
Equity issued in connection with acquisitions	$—	$3,105

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share data)
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2016. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2016 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2016 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2017 presentation. The Company adopted Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. Among other elements, the ASU requires an entity to recognize all excess tax benefits and deficiencies related to stock-based compensation expense as income tax expense or benefit in the statements of operations. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, prior periods have been adjusted accordingly. The adoption resulted in a decrease to income tax expense of $2 million and $4 million for the three and nine months ended September 30, 2016.

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

On March 24, 2016, the Company completed the acquisition of Health Net, Inc. (Health Net) for $6.0 billion, including the assumption of debt. The acquisition was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation of all the assets acquired and liabilities assumed was finalized in the fourth quarter of 2016. As a result of the completion of the Health Net acquisition, the Company's results of operations for the nine months ended September 30, 2016 include the results of operations of Health Net from March 24, 2016 to September 30, 2016.

Accounting Guidance Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (FASB) issued an ASU which amends the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting. In addition, the new standard enhances the understandability of hedge results and simplifies the application of hedge accounting in certain situations. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued an ASU which changes the period over which premiums on callable debt securities are amortized. The new standard requires the premiums on callable debt securities to be amortized to the earliest call date rather than to the contractual maturity date of the instrument. The new guidance more closely aligns the amortization period of premiums to expectations incorporated in the market pricing on the underlying securities. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model, unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company anticipates adopting the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative-effect adjustment to retained earnings in the period of initial application. The Company also plans to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. The majority of the Company's revenues are derived from insurance contracts and are excluded from the new standard. While the Company continues to analyze contracts within the scope of the standard, the new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. Fidelis Care Transaction

In September 2017, the Company signed a definitive agreement under which Fidelis Care will become the Company's health plan in New York State. Under the terms of the agreement, the Company will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments.

3. Acquisitions and Noncontrolling Interest

In August 2017, the Company acquired the remaining 32% interest of U.S. Medical Management (USMM), a management services organization and provider of in-home health services for high acuity populations, for $86 million in total consideration. The transaction consideration consisted of $33 million of cash, $33 million of deferred consideration and $20 million related to the settlement of a receivable from the former noncontrolling interest holder.

Redeemable Noncontrolling Interest

As a result of put option agreements, noncontrolling interest is considered redeemable and is classified in the Redeemable Noncontrolling Interest section of the Consolidated Balance Sheets.

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows ($ in millions):

Balance, December 31, 2016	$145
Noncontrolling interest purchased related to USMM	(115)
Contribution from redeemable noncontrolling interest	2
Net losses attributable to noncontrolling interests	(12)
Balance, September 30, 2017	$20

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$330	$—	$(1)	$329	$364	$—	$(1)	$363
Corporate securities	2,098	18	(6)	2,110	1,933	12	(13)	1,932
Restricted certificates of deposit	4	—	—	4	5	—	—	5
Restricted cash equivalents	6	—	—	6	6	—	—	6
Municipal securities	1,979	16	(6)	1,989	1,767	1	(35)	1,733
Asset-backed securities	376	2	—	378	317	1	(1)	317
Residential mortgage-backed securities	309	1	(4)	306	219	1	(5)	215
Commercial mortgage-backed securities	238	1	(3)	236	343	—	(5)	338
Cost and equity method investments	171	—	—	171	163	—	—	163
Life insurance contracts	131	—	—	131	116	—	—	116
Total	$5,642	$38	$(20)	$5,660	$5,233	$15	$(60)	$5,188

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain cost and equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2017, 95% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2017, the Company held certificates of deposit, life insurance contracts and cost and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4.1 years at September 30, 2017.

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2017				December 31, 2016
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$277	$—	$3	$(1)	$215	$—	$2
Corporate securities	(4)	587	(2)	83	(12)	1,020	(1)	39
Municipal securities	(4)	457	(2)	96	(35)	1,423	—	30
Asset-backed securities	—	126	—	13	(1)	101	—	18
Residential mortgage-backed securities	(3)	190	(1)	49	(5)	188	—	—
Commercial mortgage-backed securities	(1)	99	(2)	31	(5)	271	—	—
Total	$(13)	$1,736	$(7)	$275	$(59)	$3,218	$(1)	$89

As of September 30, 2017, the gross unrealized losses were generated from 1,201 positions out of a total of 3,192 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	September 30, 2017				December 31, 2016
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$533	$533	$65	$65	$500	$500	$91	$91
One year through five years	2,149	2,162	73	73	1,982	1,974	47	47
Five years through ten years	1,680	1,687	—	—	1,101	1,089	—	—
Greater than ten years	219	220	—	—	633	617	—	—
Asset-backed securities	923	920	—	—	879	870	—	—
Total	$5,504	$5,522	$138	$138	$5,095	$5,050	$138	$138

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

The following table summarizes fair value measurements by level at September 30, 2017, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$4,281	$—	$—	$4,281
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201	$—	$—	$201
Corporate securities	—	2,110	—	2,110
Municipal securities	—	1,989	—	1,989
Asset-backed securities	—	378	—	378
Residential mortgage-backed securities	—	306	—	306
Commercial mortgage-backed securities	—	236	—	236
Total investments	$201	$5,019	$—	$5,220
Restricted deposits available for sale:
Cash and cash equivalents	$6	$—	$—	$6
Certificates of deposit	4	—	—	4
U.S. Treasury securities and obligations of U.S. government corporations and agencies	128	—	—	128
Total restricted deposits	$138	$—	$—	$138
Other long-term assets: Interest rate swap agreements	$—	$4	$—	$4
Total assets at fair value	$4,620	$5,023	$—	$9,643
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$53	$—	$53
Total liabilities at fair value	$—	$53	$—	$53

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At September 30, 2017, there were no transfers from Level I to Level II and $14 million of transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $302 million and $279 million as of September 30, 2017 and December 31, 2016, respectively.

6. Medical Claims Liability

In January 2017, the Company reclassified Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan from the Specialty Services segment to the Managed Care segment due to a reorganization of the Arizona management structure following the Health Net integration. As a result, the financial results of Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented. Due to this change in segment reporting, the Specialty Services segment now has an insignificant amount of medical claims liability, and therefore disclosures related to medical claims liabilities have been aggregated and are presented on a consolidated basis.

The following table summarizes the change in medical claims liability ($ in millions):

	Nine Months Ended September 30,
	2017	2016
Balance, January 1	$3,929	$2,298
Less: Reinsurance Recoverable	5	—
Balance, January 1, net	3,924	2,298
Acquisitions	—	1,453
Incurred related to:
Current year	28,666	22,372
Prior years	(388)	(300)
Total incurred	28,278	22,072
Paid related to:
Current year	24,787	20,121
Prior years	3,099	1,935
Total paid	27,886	22,056
Balance at September 30, net	4,316	3,767
Plus: Reinsurance Recoverable	17	—
Balance, September 30	$4,333	$3,767

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum HBR and other return of premium programs, we recorded approximately $4 million as an increase to premium revenues in the nine months ended September 30, 2017 and approximately $27 million as a reduction to premium revenues in the nine months ended September 30, 2016.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2017 was $3,292 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

7. Affordable Care Act

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

During the second quarter of 2017, the Company recognized a $48 million net pre-tax benefit related to the reconciliation of the 2016 risk adjustment program compared to a $70 million net pre-tax benefit related to the reconciliation of the 2015 risk adjustment and reinsurance programs during the second quarter of 2016.

The Company's net receivables (payables) for each of these programs are as follows ($ in millions):

	September 30, 2017	December 31, 2016
Risk adjustment	$(609)	$(425)
Reinsurance	15	122
Risk corridor	(8)	(3)
Minimum MLR	(1)	(18)
Cost sharing reductions	(180)	(147)

8. Debt

Debt consists of the following ($ in millions):

	September 30, 2017	December 31, 2016
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,007	1,008
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
Fair value of interest rate swap agreements	(49)	(58)
Total senior notes	4,558	4,550
Revolving credit agreement	150	100
Mortgage notes payable	62	64
Capital leases and other	17	18
Debt issuance costs	(66)	(77)
Total debt	4,721	4,655
Less current portion	(4)	(4)
Long-term debt	$4,717	$4,651

Senior Notes

The indentures governing the senior notes listed in the table above, contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. At September 30, 2017, the Company was in compliance with all covenants.

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

•$600 million expiring on February 15, 2021;
•$500 million expiring on May 15, 2022;
•$1,000 million expiring on February 15, 2024; and
•$600 million expiring on January 15, 2025.

Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the three or one month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At September 30, 2017, the weighted average rate was 4.91%.

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

Revolving Credit Agreement

The Company has an unsecured $1,000 million revolving credit facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The agreement has a maturity date of March 24, 2021. As of September 30, 2017, the Company had $150 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.75%.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0 on and subsequent to December 31, 2016. As of September 30, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio, and the Company was in compliance with all covenants.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $51 million as of September 30, 2017, which were not part of the revolving credit facility. The Company also had letters of credit for $45 million (valued at September 30, 2017 conversion rate), or €38 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.33% as of September 30, 2017. The Company had outstanding surety bonds of $404 million as of September 30, 2017.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company's revolving credit agreement. The Company has guaranteed completion of the construction project associated with the loan.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except shares in thousands and per share data in dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$205	$148	$598	$304
Discontinued operations, net of tax	—	(1)	—	(3)
Net earnings	$205	$147	$598	$301

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	172,508	170,775	172,314	155,681
Common stock equivalents (as determined by applying the treasury stock method)	4,407	4,720	4,100	4,376
Weighted average number of common shares and potential dilutive common shares outstanding	176,915	175,495	176,414	160,057

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$1.19	$0.87	$3.47	$1.95
Discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per common share	$1.19	$0.86	$3.47	$1.93

Diluted:
Continuing operations	$1.16	$0.84	$3.39	$1.90
Discontinued operations	—	—	—	(0.02)
Diluted earnings per common share	$1.16	$0.84	$3.39	$1.88

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2017 excludes the impact of 4 thousand and 27 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for the three and nine months ended September 30, 2016 excludes the impact of 57 thousand and 66 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended September 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$11,248	$650	$—	$11,898
Total revenues from internal customers	11	2,367	(2,378)	—
Total revenues	$11,259	$3,017	$(2,378)	$11,898
Earnings from operations	$238	$102	$—	$340

Segment information for the three months ended September 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$10,175	$671	$—	$10,846
Total revenues from internal customers	56	1,524	(1,580)	—
Total revenues	$10,231	$2,195	$(1,580)	$10,846
Earnings from operations	$309	$33	$—	$342

Segment information for the nine months ended September 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$33,704	$1,872	$—	$35,576
Total revenues from internal customers	33	7,112	(7,145)	—
Total revenues	$33,737	$8,984	$(7,145)	$35,576
Earnings from operations	$799	$219	$—	$1,018

Segment information for the nine months ended September 30, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$26,926	$1,770	$—	$28,696
Total revenues from internal customers	144	4,383	(4,527)	—
Total revenues	$27,070	$6,153	$(4,527)	$28,696
Earnings from operations	$627	$112	$—	$739

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

California

The Company's California subsidiary, Health Net of California, Inc. (Health Net California), has been named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. An initial status conference was held in June 2017 wherein the Court set a schedule for challenges to the pleadings. In September 2017, the Company filed a demurrer seeking to dismiss the complaint, and a motion to strike the allegations seeking retroactive relief. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

Federal Securities Class Action

In November 2016, a putative federal securities class action was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. In March 2017, the court entered an order transferring the matter to the U.S. District Court for the Eastern District of Missouri. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. In July 2017, the lead plaintiff filed a Consolidated Class Action Complaint. The Company filed a motion to dismiss this complaint in September 2017. The Company denies any wrongdoing and is vigorously defending itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

Medicare Parts C and D Matter

In December 2016, a Civil Investigative Demand (CID) was issued to Health Net by the United States Department of Justice regarding Health Net’s submission of risk adjustment claims to CMS under Parts C and D of Medicare. The CID may be related to a federal qui tam lawsuit filed under seal in 2011 naming more than a dozen health insurers including Health Net. The lawsuit was unsealed in February 2017 when the Department of Justice intervened in the case with respect to one of the insurers (not Health Net). The Company is complying with the CID and will vigorously defend any lawsuits. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter.

Veterans Administrative Matter

In October 2017, a CID was issued to Health Net Federal Services, LLC (HNFS) by the United States Department of Justice. The CID seeks documents and interrogatory responses concerning whether HNFS submitted, or caused to be submitted, excessive, duplicative or otherwise improper claims to the U.S. Department of Veterans Affairs under a contract to arrange health care services for veterans. The contract began in late 2014. In 2016, modifications to the contract were made to allow for possible duplicate billings with a reconciliation period at the end of the contract term. The Company is complying with the CID and believes it has been meeting its contractual obligations. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter.

Guaranty Fund Assessment

Under state guaranty association laws, certain insurance companies can be assessed for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In March 2017, the court issued the final liquidation order, and as a result, during the nine months ended September 30, 2017, the Company recognized $56 million representing its undiscounted estimated share of the guaranty association assessment as selling, general and administrative expenses.

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

12. Subsequent Event

On October 1, 2017, the Company acquired 80% of a national, full-service specialty pharmacy, providing service to patients with certain chronic respiratory and digestive conditions. The purchase price consists of $53 million in cash paid at closing, $7 million in deferred consideration, and up to an additional $32 million of contingent consideration to be paid upon meeting certain performance metrics.

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

Fidelis Care Transaction

In September 2017, we signed a definitive agreement under which New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) will become the Company's health plan in New York State upon closing. Under the terms of the agreement, we will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments. This transaction is expected to close in the first quarter of 2018, subject to various closing conditions and receipt of New York regulatory approvals, including approvals under the New York Not-for-Profit Corporation Law. In October 2017, we announced the early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to market conditions, we expect to fund the transaction with approximately $2.3 billion of new equity, including share consideration, and approximately $1.6 billion of new long-term debt.

Health Net Acquisition

On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. The transaction was valued at $6.0 billion, including the assumption of debt. The acquisition allows the Company to offer a more comprehensive and scalable portfolio of solutions and provides opportunity for additional growth across the combined company's markets. Due to the size of this acquisition, one of the primary drivers of the nine month ended variances discussed throughout this section are related to the acquisition of Health Net.

Regulatory Trends and Uncertainties

The U.S. Presidential administration and certain members of Congress had affirmatively indicated that they would pursue full repeal of or significant amendment to the Affordable Care Act (ACA). In September, four Senators released the newest version of a repeal and replace healthcare bill known as the Graham-Cassidy bill, which proposed a block grant program to shift health care administration from the Federal government to state governments. Ultimately, the bill was not voted on by the Senate in September as it met opposition from Senate Republicans.

In October, the President signed an executive order, allowing trade associations and other groups to establish health plans exempt from certain ACA requirements, which may be sold across state lines. Also, in October, the Trump Administration announced that the federal government will stop funding cost sharing reduction (CSR) subsidies. Although the Federal Government has announced the discontinuance of CSR funding, various court challenges or actions by congress may continue the payments for all or a portion of the fourth quarter. Additionally, a deal was subsequently reached by bipartisan Senators to restore CSR payments for two years in exchange for more ACA state flexibility. There are no guarantees the deal will reach the Senate floor for vote. However, if the CSR payments from the Federal Government for the fourth quarter 2017 are not received, we expect the lack of those payments to have a $0.07 to $0.12 per diluted share impact on our 2017 earnings. This is the result of payments received through September 30, 2017 in our various states being sufficient to cover our full year CSR expectations. For 2018, all of our states have approved premium rates that assumed no CSR funding. Despite the removal of the CSRs, individuals below 400% of the federal poverty level (our target market) will still have access to subsidies through the Advance Premium Tax Credit (APTC).

We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

Third Quarter 2017 Highlights

Our financial performance for the third quarter of 2017 is summarized as follows:

•	Managed care membership of 12.3 million, an increase of 874,900 members, or 8% year over year.

•	Total revenues of $11.9 billion, representing 10% growth year over year.

•	Health benefits ratio of 88.0%, compared to 87.0% in 2016.

•	SG&A expense ratio of 9.0% for the third quarter of 2017, compared to 9.2% for the third quarter of 2016.

•	Adjusted SG&A expense ratio of 8.9% for the third quarter of 2017, compared to 9.1% for the third quarter of 2016.

•	Operating cash flows of $97 million.

•	Diluted earnings per share (EPS) for the third quarter of 2017 of $1.16, compared to $0.84 for the third quarter of 2016.

•	Adjusted Diluted EPS for the third quarter of 2017 of $1.35, compared to $1.12 for the third quarter of 2016.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2017	2016
GAAP diluted EPS	$1.16	$0.84
Amortization of acquired intangible assets	0.14	0.16
Acquisition related expenses	0.02	0.12
Penn Treaty assessment expense	0.03	—
Adjusted Diluted EPS from continuing operations	$1.35	$1.12
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

•
Georgia. In July 2017, our Georgia subsidiary, Peach State Health Plan, began operating under a statewide managed care contract to continue serving members enrolled in the Georgia Families managed care program, including PeachCare for Kids and Planning for Healthy Babies. Through the new contract, Peach State Health Plan is one of four managed care organizations providing medical, behavioral, dental and vision health benefits for its members.

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

•	Louisiana. In July 2016, our Louisiana subsidiary, Louisiana Healthcare Connections, began serving Medicaid expansion members.

•	Maryland. In July 2017, our specialty solutions subsidiary, Envolve, Inc., began providing health plan management services for Medicaid operations in Maryland.

•	Missouri. In May 2017, our Missouri subsidiary, Home State Health, began providing managed care services to MO HealthNet Managed Care beneficiaries under an expanded statewide contract.

•
Nebraska. In January 2017, our Nebraska subsidiary, Nebraska Total Care, began operating under a contract with the Nebraska Department of Health and Human Services' Division of Medicaid and Long Term Care as one of three managed care organizations to administer its new Heritage Health Program for Medicaid, ABD, CHIP, Foster Care and LTC enrollees.

•	Nevada. In July 2017, our Nevada subsidiary, SilverSummit Healthplan, began serving Medicaid recipients enrolled in Nevada's Medicaid managed care program.

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

We expect the following items to contribute to our future growth potential:

•
We expect to realize the full year benefit in 2017 of business commenced during 2016 in Florida, Louisiana, New Mexico, Texas and Washington, and the Health Insurance Marketplace membership growth in January 2017, as discussed above.

•	We expect to realize the full year benefit in 2018 of business commenced during 2017 in Florida, Georgia, Maryland, Missouri and Nevada, as discussed above.

•
In September 2017, we signed a definitive agreement under which Fidelis Care will become the Company's health plan in New York State upon closing. Under the terms of the agreement, we will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments. This transaction is expected to close in the first quarter of 2018, subject to various closing conditions and receipt of New York regulatory approvals, including approvals under the New York Not-for-Profit Corporation Law.

•
In August 2017, our Illinois subsidiary, IlliniCare Health, was awarded the state-wide contract for the Medicaid Managed Care Program including children who are in need through the Department of Children and Family Services (DCFS)/Youth in Care by the Illinois Department of Healthcare and Family Services (HFS). The new agreement has a four-year term, with the option to renew the contract for up to an additional four years, and is expected to commence on January 1, 2018.

•
In August 2017, Centurion was recommended for a contract award by the Tennessee Department of Correction to continue providing inmate health services. This contract is expected to commence in the first quarter of 2018.

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

•
In January 2017, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, was selected by the Pennsylvania Department of Human Services to serve Medicaid recipients enrolled in the HealthChoices program in three zones. Expected contract commencement dates vary by zone, pending regulatory approval and successful completion of a readiness review.

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

•	In Indiana, we were successful in reprocuring our existing contract. However, the Medicaid program was expanded to include additional insurers, which could reduce our market share.

In October 2017, the Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2018 rating year. The 2018 rating year will affect quality bonus payments for Medicare Advantage plans in 2019. The results indicate that one of Health Net of California, Inc.'s Medicare Advantage plans (H0562) will move to a 3.5 Star rating from a 4.0 Star rating for the 2018 rating year. The effect of this Star rating change would lower our parent Star rating for the 2018 rating year from 4.0 Stars to 3.5 Stars. The reduction in the Star rating for Health Net California is the result of a 2015 program audit. Health Net California's underlying rating reflects 4.0 Star performance; however, CMS lowered a single measure (BAPP – Beneficiary Access and Performance Problem) because of a penalty associated with a plan audit in 2015, which caused a decline in the overall score to 3.5 Stars. While overall quality measures improved on a year-over-year basis, such improvement was insufficient to compensate for the lower BAPP measure. The penalty related to the 2015 program audit will only impact the 2018 rating year and will not have a continuing impact on the Star ratings in future rating years. We intend to appeal. Our commitment to quality remains as strong as ever. We are working to evaluate and mitigate the potential impact on our revenue in 2019 as a result of the lowered 2018 rating and working to implement year-over-year quality improvements. We believe we will return to a 4.0 Star parent rating in future periods.

MEMBERSHIP

From September 30, 2016 to September 30, 2017, we increased our managed care membership by 874,900, or 8%. The following table sets forth the Company's membership by state for its managed care organizations:

	September 30, 2017	December 31, 2016	September 30, 2016
Arizona	659,500	598,300	601,500
Arkansas	89,900	58,600	57,700
California	2,928,600	2,973,500	3,004,500
Florida	852,600	716,100	732,700
Georgia	476,400	488,000	498,000
Illinois	251,000	237,700	236,700
Indiana	322,900	285,800	289,600
Kansas	127,300	139,700	145,100
Louisiana	483,300	472,800	455,600
Massachusetts	48,300	48,300	45,300
Michigan	2,400	2,000	2,100
Minnesota	9,500	9,400	9,400
Mississippi	335,600	310,200	313,900
Missouri	272,100	105,700	104,700
Nebraska	79,200	—	—
Nevada	16,800	—	—
New Hampshire	76,400	77,400	78,400
New Mexico	7,100	7,100	7,100
Ohio	336,500	316,000	319,500
Oregon	209,700	217,800	218,400
South Carolina	118,600	122,500	119,700
Tennessee	22,100	21,700	21,600
Texas	1,236,700	1,072,400	1,041,600
Vermont	1,600	1,600	1,700
Washington	239,600	238,400	240,500
Wisconsin	70,200	73,800	75,100
Total at-risk membership	9,273,900	8,594,800	8,620,400
TRICARE eligibles	2,823,200	2,847,000	2,815,700
Non-risk membership	213,900	—	—
Total	12,311,000	11,441,800	11,436,100

The following table sets forth our membership by line of business:

	September 30, 2017	December 31, 2016	September 30, 2016
Medicaid:
TANF, CHIP & Foster Care	5,809,400	5,630,000	5,583,900
ABD & LTC	850,300	785,400	754,900
Behavioral Health	467,400	466,600	465,300
Commercial	1,657,800	1,239,100	1,333,000
Medicare & Duals (1)	331,000	334,300	333,500
Correctional	158,000	139,400	149,800
Total at-risk membership	9,273,900	8,594,800	8,620,400
TRICARE eligibles	2,823,200	2,847,000	2,815,700
Non-risk membership	213,900	—	—
Total	12,311,000	11,441,800	11,436,100

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans.

The following table sets forth additional membership statistics, which are included in the membership information above:

	September 30, 2017	December 31, 2016	September 30, 2016
Dual-eligible (2)	475,300	441,400	437,500
Health Insurance Marketplace	1,024,000	537,200	582,600
Medicaid Expansion	1,105,000	1,080,500	1,048,500

(2) Membership includes dual-eligible ABD & LTC and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2017 and 2016, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2017 and 2016 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change 2016-2017	2017	2016	% Change 2016-2017
Premium	$10,850	$9,625	13%	$32,393	$25,299	28%
Service	571	590	(3)%	1,634	1,603	2%
Premium and service revenues	11,421	10,215	12%	34,027	26,902	26%
Premium tax and health insurer fee	477	631	(24)%	1,549	1,794	(14)%
Total revenues	11,898	10,846	10%	35,576	28,696	24%
Medical costs	9,543	8,376	14%	28,278	22,072	28%
Cost of services	437	504	(13)%	1,334	1,386	(4)%
Selling, general and administrative expenses	1,030	940	10%	3,186	2,611	22%
Amortization of acquired intangible assets	38	43	(12)%	117	95	23%
Premium tax expense	510	512	—%	1,643	1,460	13%
Health insurer fee expense	—	129	(100)%	—	333	(100)%
Earnings from operations	340	342	(1)%	1,018	739	38%
Investment and other income (expense), net	(14)	(24)	42%	(52)	(62)	16%
Earnings from continuing operations, before income tax expense	326	318	3%	966	677	43%
Income tax expense	125	169	(26)%	381	372	2%
Earnings from continuing operations, net of income tax expense	201	149	35%	585	305	92%
Discontinued operations, net of income tax benefit	—	(1)	100%	—	(3)	100%
Net earnings	201	148	36%	585	302	94%
(Earnings) loss attributable to noncontrolling interests	4	(1)	n.m.	13	(1)	n.m.
Net earnings attributable to Centene Corporation	$205	$147	39%	$598	$301	99%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$205	$148	39%	$598	$304	97%
Discontinued operations, net of income tax benefit	—	(1)	100%	—	(3)	100%
Net earnings	$205	$147	39%	$598	$301	99%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$1.16	$0.84	38%	$3.39	$1.90	78%
Discontinued operations	—	—	—%	—	(0.02)	100%
Total diluted earnings per common share	$1.16	$0.84	38%	$3.39	$1.88	80%
n.m.: not meaningful

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total Revenues

Total revenues increased 10% in the three months ended September 30, 2017 over the corresponding period in 2016 primarily due to growth in the Health Insurance Marketplace business in 2017 and expansions and new programs in many of our states in 2016 and 2017. This was partially offset by the moratorium of the Health Insurer Fee in 2017, lower membership in the commercial business in California as a result of margin improvement actions taken last year, and the addition of a competitor in Georgia.

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

The HBR for the three months ended September 30, 2017 was 88.0%, compared to 87.0% in the same period in 2016. The increase compared to last year is primarily a result of new or expanded health plans, which initially operate at a higher HBR, an increase in higher acuity members, and a premium rate reduction for California Medicaid Expansion effective July 1, 2017.

Cost of Services

Cost of services decreased by $67 million in the three months ended September 30, 2017, compared to the corresponding period in 2016. This was primarily due to lower specialty pharmacy sales and decreased costs associated with our federal services business, partially offset by growth in our correctional business. The cost of service ratio for the three months ended September 30, 2017, was 76.5%, compared to 85.4% in the same period in 2016. The decrease in the cost of service ratio is primarily due to decreased costs associated with our federal services business and the results of the shared savings programs in our home health business.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $90 million in the three months ended September 30, 2017, compared to the corresponding period in 2016. This was due to expansions, new programs and growth in many of our states in 2016 and 2017 and increased variable compensation expenses related to the performance of the business in 2017.

The SG&A expense ratio was 9.0% for the third quarter of 2017, compared to 9.2% in the third quarter of 2016. The year-over-year decrease in the SG&A expense ratio reflects the leveraging of expenses over higher revenues in 2017.

The Adjusted SG&A expense ratio was 8.9% for the third quarter of 2017, compared to 9.1% in the third quarter of 2016. The year-over-year decrease in the Adjusted SG&A expense ratio reflects the leveraging of expenses over higher revenues in 2017.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the three months ended September 30, 2017, compared to $129 million for the three months ended September 30, 2016.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2017	2016
Investment and other income	$51	$33
Interest expense	(65)	(57)
Other income (expense), net	$(14)	$(24)

The increase in investment income in 2017 reflects higher interest rates and investment balances over 2016, as well as interest income from the state of Illinois related to capitation payment delays. Interest expense increased in 2017 compared to 2016, reflecting a net increase in borrowings.

Income Tax Expense

For the three months ended September 30, 2017, we recorded income tax expense of $125 million on pre-tax earnings of $326 million, or an effective tax rate of 38.3%. The current quarter effective tax rate reflects the impact of the health insurer fee moratorium. For the three months ended September 30, 2016, we recorded income tax expense of $169 million on pre-tax earnings of $318 million, or an effective tax rate of 53.1%, which reflects the non-deductibility of the health insurer fee expense.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$11,259	$10,231	10%
Specialty Services	3,017	2,195	37%
Eliminations	(2,378)	(1,580)	(51)%
Consolidated Total	$11,898	$10,846	10%
Earnings from Operations
Managed Care	$238	$309	(23)%
Specialty Services	102	33	209%
Consolidated Total	$340	$342	(1)%

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

Managed Care

Total revenues increased 10% in the three months ended September 30, 2017, compared to the corresponding period in 2016, primarily as a result of expansions, new programs, and growth in many of our states, particularly Arizona, Florida, Indiana, Missouri, Nebraska, and Texas. Earnings from operations decreased $71 million between years primarily a result of new or expanded health plans, which initially operate at a higher HBR and incur start-up costs, an increase in higher acuity members, and a premium rate reduction for California Medicaid Expansion effective July 1, 2017.

Specialty Services

Total revenues increased 37% in the three months ended September 30, 2017, compared to the corresponding period in 2016, resulting primarily from the continued integration of Health Net into our specialty services, increased services associated with membership growth in the Managed Care segment, and growth in our home health services and correctional businesses. Earnings from operations increased $69 million in the three months ended September 30, 2017, compared to the corresponding period in 2016, primarily due to increased profitability associated with our federal services, behavioral health, and home health services businesses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Total Revenues

Total revenues increased 24% in the nine months ended September 30, 2017 over the corresponding period in 2016 primarily as a result of the acquisition of Health Net, as well as the impact of growth in the Health Insurance Marketplace business in 2017 and expansions and new programs in many of our states in 2016 and 2017. This was partially offset by the moratorium of the Health Insurer Fee in 2017, lower membership in the commercial business in California as a result of margin improvement actions taken last year, and lower specialty pharmacy revenues. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee revenue for the nine months ended September 30, 2017, compared to $379 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

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

The HBR for the nine months ended September 30, 2017, was 87.3%, compared to 87.2% in the same period in 2016. The increase compared to last year is primarily a result of new or expanded health plans, which initially operate at a higher HBR, and an increase in higher acuity members. These increases were partially offset by growth in the Health Insurance Marketplace business, which operates at a lower HBR.

Cost of Services

Cost of services decreased by $52 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016. This was primarily due to lower specialty pharmacy sales, partially offset by growth in our correctional business and the acquisition of Health Net. The cost of service ratio for the nine months ended September 30, 2017, was 81.6%, compared to 86.5% in the same period in 2016. The decrease in the cost of service ratio is primarily due to decreased costs associated with our federal services business and the results of the shared savings programs in our home health business.

Selling, General & Administrative Expenses

SG&A increased by $575 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016. This was primarily due to the acquisition of Health Net and the impact of new programs in many of our states in 2016 and 2017, partially offset by a decrease in acquisition related expenses. In addition, in the nine months ended September 30, 2017, we recognized $56 million for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio for the nine months ended September 30, 2017 was 9.4%, compared to 9.7% for the nine months ended September 30, 2016. The decrease in the SG&A expense ratio is primarily attributable to lower acquisition related expenses, partially offset by the Penn Treaty assessment and the addition of the Health Net business, which operates at a higher SG&A expense ratio due to a greater mix of commercial and Medicare business.

The Adjusted SG&A expense ratio for the nine months ended September 30, 2017 was 9.2%, compared to 8.9% for the nine months ended September 30, 2016. The increase in the Adjusted SG&A expense ratio is primarily attributable to the addition of the Health Net business, which operates at a higher SG&A expense ratio due to a greater mix of commercial and Medicare business.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the nine months ended September 30, 2017, compared to $333 million for the nine months ended September 30, 2016.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2017	2016
Investment and other income	$137	$80
Interest expense	(189)	(142)
Other income (expense), net	$(52)	$(62)

The increase in investment income in 2017 reflects higher interest rates and investment balances over 2016, as well as interest income from the state of Illinois related to capitation payment delays. Interest expense increased during the nine months ended September 30, 2017 by $47 million due to an increase in net borrowings, primarily related to the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction.

Income Tax Expense

For the nine months ended September 30, 2017, we recorded income tax expense of $381 million on pre-tax earnings of $966 million, or an effective tax rate of 39.4%. The current effective tax rate reflects the impact of the health insurer fee moratorium. For the nine months ended September 30, 2016, we recorded income tax expense of $372 million on pre-tax earnings of $677 million, or an effective tax rate of 54.9%, which reflects the non-deductibility of the health insurer fee expense as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

As previously discussed, Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan were reclassified to the Managed Care segment in January 2017. The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions) and reflects the above change:

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$33,737	$27,070	25%
Specialty Services	8,984	6,153	46%
Eliminations	(7,145)	(4,527)	(58)%
Consolidated Total	$35,576	$28,696	24%
Earnings from Operations
Managed Care	$799	$627	27%
Specialty Services	219	112	96%
Consolidated Total	$1,018	$739	38%

Managed Care

Total revenues increased 25% in the nine months ended September 30, 2017, compared to the corresponding period in 2016, primarily as a result of the acquisition of Health Net and expansions or new programs in many of our states, particularly Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, Ohio, and Texas. Earnings from operations increased $172 million between years primarily reflecting the impact of the Health Net acquisition, including decreased acquisition related expenses in 2017.

Specialty Services

Total revenues increased 46% in the nine months ended September 30, 2017, compared to the corresponding period in 2016, resulting primarily from the acquisition of Health Net, the continued integration of Health Net into our specialty services, increased services associated with membership growth in the Managed Care segment, and growth in our correctional and home health services businesses. Earnings from operations increased $107 million in the nine months ended September 30, 2017, compared to the corresponding period in 2016, primarily due to the acquisition of Health Net.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$1,039	$259
Net cash used in investing activities	(686)	(1,632)
Net cash (used in) provided by financing activities	(3)	2,594
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	$351	$1,222

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1,039 million in the nine months ended September 30, 2017, compared to $259 million in the comparable period in 2016. The cash provided by operating activities in 2017 was primarily due to net earnings, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska and Nevada health plans, and an increase in unearned revenue primarily due to the receipt of October capitation payments in September. Cash flows provided by operating activities were partially offset by an increase in premium and related receivables of $749 million, primarily related to the timing of a capitation payment from one of our states and capitation payment delays from the state of Illinois.

Cash flows provided by operations in 2016 was primarily due to net earnings and an increase in unearned revenue and other liabilities, partially offset by an increase in premium and related receivables.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $686 million for the nine months ended September 30, 2017, and $1,632 million in the comparable period in 2016. Cash flows used in investing activities in 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

We spent $301 million and $211 million in the nine months ended September 30, 2017 and 2016, respectively, on capital expenditures for system enhancements and market expansions.

As of September 30, 2017, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. We had unregulated cash and investments of $308 million at September 30, 2017, compared to $264 million at December 31, 2016.

Cash Flows (Used in) Provided by Financing Activities

Our financing activities used cash of $3 million in the nine months ended September 30, 2017, compared to providing cash of $2,594 million in the comparable period in 2016. During 2017, our net financing activities primarily related to the purchase of noncontrolling interest and common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units, partially offset by increased borrowings on our revolving credit agreement.

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

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.0 to 1.0 on and subsequent to December 31, 2016. As of September 30, 2017, we had $150 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of September 30, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $51 million as of September 30, 2017, which were not part of our revolving credit facility. We also had letters of credit for $45 million (valued at the September 30, 2017 conversion rate), or €38 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.33% as of September 30, 2017. In addition, we had outstanding surety bonds of $404 million as of September 30, 2017.

The indentures governing our various maturities of senior notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. As of September 30, 2017, we were in compliance with all covenants.

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

In October 2017, we entered into a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. We expect to begin drawing on the construction loan in early 2018.

At September 30, 2017, we had working capital, defined as current assets less current liabilities, of negative $49 million, compared to negative $258 million at December 31, 2016. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2017, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.5%, compared to 44.1% at December 31, 2016. Excluding the $62 million non-recourse mortgage note, our debt to capital ratio was 41.2% as of September 30, 2017, compared to 43.7% at December 31, 2016. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2017 Expectations

During the remainder of 2017, we expect to make net capital contributions to our insurance subsidiaries of approximately $73 million associated with our growth and spend approximately $175 million in additional capital expenditures primarily associated with system enhancements and market expansions. These amounts are expected to be funded by unregulated cash flow generation in 2017 and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us. In addition, as discussed above, subject to market conditions, we expect to fund the Fidelis Care transaction with approximately $2.3 billion of new equity, including share consideration, and approximately $1.6 billion of new long-term debt.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2017, our subsidiaries had aggregate statutory capital and surplus of $5,005 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,227 million. During the nine months ended September 30, 2017, we received net dividends of $26 million from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2017, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of September 30, 2017, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,227 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 1, Organization and Operations, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2017, we had short-term investments of $595 million and long-term investments of $5,065 million, including restricted deposits of $138 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2017, the fair value of our fixed income investments would decrease by approximately $170 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2017, the fair value of our debt would decrease by approximately $129 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see “Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.”

INFLATION

Historically, the inflation rate for medical care costs has been higher than the overall inflation rate for all items. We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical and hospital costs through our state savings initiatives and contracts with independent providers of healthcare services. Through these contracted care providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services. Additionally, our contracts with states require actuarially sound premiums that include healthcare cost trend.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company. Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our” or similar terms and “Centene” (i) prior to the closing of the Proposed Fidelis Acquisition, refer to Centene Corporation, together with its consolidated subsidiaries, without giving effect to the Proposed Fidelis Acquisition, and (ii) upon and after the closing of the Proposed Fidelis Acquisition, refer to us, after giving effect to the Proposed Fidelis Acquisition.

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

Payments from government payors may be delayed in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our quality star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. As previously announced, CMS recently published Medicare star quality ratings for the 2018 rating year. The achievement of star ratings of four or higher for the 2018 rating year qualifies Medicare Advantage plans for quality bonus payments in 2019. The results from CMS indicate that Health Net of California, Inc.'s Medicare Advantage plan (H0562) will move to a 3.5 star rating from a 4.0 star rating for the 2018 rating year. The effect of this star rating change will lower the Company's parent star rating for the 2018 rating year from 4.0 stars to 3.5 stars and therefore, our plans that use the parent rating as well as the Medicare Advantage plan (H0562) will not be eligible for the quality bonus payments in 2019. These lowered star ratings for the 2018 rating year for the Medicare Advantage plan (H0562) and the Company may reduce the attractiveness of the affected plans and our other offerings to members, reduce revenue from the affected plan and impact our Medicare expansion efforts, which are a strategic focus for the Company. We continue to evaluate the potential impact of the lowered ratings on our revenue and expansion efforts in 2019. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenue, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2017 marketplace for individual products may be less stable than in 2016 because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we expect to serve in 2017 or have announced plans to change their Health Insurance Marketplace product offerings in 2018. Also, member behavior could be influenced by uncertainty of potential changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as Affordable Care Act (ACA).

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government pays the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of September 30, 2017, 31 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage commencing in January 2014. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. However, the functioning of the Health Insurance Marketplaces could be subject to significant changes as a result of new legislation, regulation or executive action, and we cannot predict when any such changes could be implemented and how any such changes could impact our business and results of operations.

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

The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents and we began operations under the program beginning January 1, 2014. As of August 2017, seven states had approved Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law.

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

In addition, the U.S. Court of Appeals for the D.C. circuit has granted a motion to put on hold the suit brought by House Republicans during the Obama administration in House v. Price, which challenged the government’s payment of cost-sharing subsidies under the ACA, until the new administration and Congress decide how they want to proceed with the case, including whether to seek policy changes included in an ACA repeal or replacement that affect the issues under review in this case. The new administration requested another ninety (90) day extension on May 22, 2017 to decide how it wanted to proceed with the suit, and on August 1, 2017 the U.S. Court of Appeals granted certain states the right to intervene in the suit, which events result in continued uncertainty for the Health Insurance Marketplace.

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

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality star ratings; or require changes to the way we do business. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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

Our growth strategy includes, without limitation, the acquisition and expansion of health plans participating in government sponsored healthcare programs and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected or may not achieve timely profitability. We also face the risk that we will not be able to effectively integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems and we may need to divert more management resources to integration than we planned.

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

We compete for members principally on the basis of size and quality of provider networks, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided, as well as technology companies, new joint ventures, technology firms, financial services firms, consulting firms and other non-traditional competitors. In addition, the impact of the ACA and potential growth in our segment may attract new competitors.

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

•
unanticipated changes in federal or state laws or regulations, including changes with respect to government healthcare programs as well as changes with respect to the ACA and any regulations enacted thereunder; and

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

The size of our business following the acquisition of Health Net is significantly larger than the size of either our or Health Net’s respective businesses prior to the acquisition. Our ability to successfully manage the expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. We will also have to manage our expanded operations in compliance with certain undertakings with regulators that were agreed to in connection with the approval of the acquisition. These undertakings require significant investments by us, may restrict or impose additional material costs on our future operations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms. There can be no assurances that we will be successful in managing our expanded operations or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We are significantly more leveraged today than we have previously been.

As of September 30, 2017, we had consolidated indebtedness of approximately $4,721 million, which is significantly greater than the indebtedness that we have previously had. We may further increase our indebtedness in the future, including by increasing the size of our existing revolving credit facility or other financing sources. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our existing revolving credit facility requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

The Proposed Fidelis Acquisition may not occur, and if it does, it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the Proposed Fidelis Acquisition will occur and will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP) from and after the Proposed Fidelis Acquisition, this expectation is based on assumptions about our and Fidelis Care’s business and preliminary estimates, which may change materially. Certain other amounts to be paid in connection with the Proposed Fidelis Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Proposed Fidelis Acquisition and cause a decrease in the market price of our common stock. In addition, the Proposed Fidelis Acquisition may not occur. In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Proposed Fidelis Acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Proposed Fidelis Acquisition and cause a decrease in the market price of our common stock.

The Proposed Fidelis Acquisition is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Proposed Fidelis Acquisition could have material adverse effects on our business.

The completion of the Proposed Fidelis Acquisition is subject to a number of conditions, including, among others, the receipt of certain regulatory approvals, which make the completion and timing of the completion of the Proposed Fidelis Acquisition uncertain. Also, either we or Fidelis Care may terminate the asset purchase agreement if the Proposed Fidelis Acquisition has not been consummated by July 1, 2018 (or September 1, 2018 if the extension is exercised), except that this right to terminate the asset purchase agreement will not be available to any party whose failure to fulfill any obligation under the asset purchase agreement has been the cause of or resulted in the failure of the Proposed Fidelis Acquisition to be consummated on or before that date.

If the Proposed Fidelis Acquisition is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits that we could have realized had the Proposed Fidelis Acquisition been completed, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•
if the asset purchase agreement is terminated and our board of directors (Board) seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into any transaction on terms equivalent to or more attractive than the terms that we and Fidelis Care have agreed to in the asset purchase agreement;

•	time and resources committed by our management to matters relating to the Proposed Fidelis Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;

•	we may experience negative reactions from the financial markets or from our customers or employees; and

•
we will be required to pay our costs relating to the Proposed Fidelis Acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the Proposed Fidelis Acquisition is completed.

In addition, if the Proposed Fidelis Acquisition is not completed, we could be subject to litigation related to any failure to complete the Proposed Fidelis Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the asset purchase agreement. If any such risk materializes, it could adversely impact our ongoing business.

Similarly, delays in the completion of the Proposed Fidelis Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Proposed Fidelis Acquisition and cause us not to realize some or all of the benefits that we expect to achieve if the Proposed Fidelis Acquisition is successfully completed within its expected timeframe. We cannot assure you that the conditions to the closing of the Proposed Fidelis Acquisition will be satisfied or waived or that the Proposed Fidelis Acquisition will be consummated.

Centene and Fidelis Care are each subject to business uncertainties and contractual restrictions while the proposed acquisition is pending, which could adversely affect the business and operations of us or the combined company.

In connection with the pendency of the Proposed Fidelis Acquisition, it is possible that some customers, suppliers and other persons with whom we or Fidelis Care has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Fidelis Care, as the case may be, as a result of the Proposed Fidelis Acquisition, which could negatively affect our current or the combined company’s future revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Proposed Fidelis Acquisition is completed.

Under the terms of the asset purchase agreement, Fidelis Care is subject to certain restrictions on the conduct of its business prior to completing the Proposed Fidelis Acquisition, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect Fidelis Care’s business and operations prior to the completion of the Proposed Fidelis Acquisition.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Proposed Fidelis Acquisition.

The Proposed Fidelis Acquisition is subject to the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or the combined company or, if not obtained, could prevent completion of the Proposed Fidelis Acquisition.

Before the Proposed Fidelis Acquisition may be completed, any approvals, consents or clearances required in connection with the Proposed Fidelis Acquisition must have been obtained, in each case, under applicable law, including pursuant to the insurance laws, not-for-profit laws and, in some instances, state healthcare laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Proposed Fidelis Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company's business. Under the asset purchase agreement, we and Fidelis Care have agreed to use our reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that (i) we may not be required to agree to any term, limitation, restriction or requirement that, individually or in the aggregate, (a) would have or could reasonably be expected to have a material and adverse effect on the financial condition, results of operations or business of us or Fidelis Care, in each case, as currently conducted, (b) would or could reasonably be expected to have a material and adverse effect on any lines or types of business, in the aggregate, in which we or Fidelis Care shall be permitted to engage or (c) would have or could reasonably be expected to have a material and adverse effect on the overall benefits that we reasonably expect to derive from the consummation of the Proposed Fidelis Acquisition and (ii) Fidelis Care may not be required to agree to any term, limitation, restriction or requirement that, individually or in the aggregate, would have or could reasonably be expected to have a material and adverse effect on the overall benefits that Fidelis Care reasonably expects to derive from the consummation of the Proposed Fidelis Acquisition.

In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Proposed Fidelis Acquisition, and such conditions, terms, obligations or restrictions may delay completion of the Proposed Fidelis Acquisition or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Proposed Fidelis Acquisition. Regulators may impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the Proposed Fidelis Acquisition.

Uncertainties associated with the Proposed Fidelis Acquisition may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.

We and Fidelis Care are each dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the completion of the Proposed Fidelis Acquisition will depend in part upon the ability of each of us and Fidelis Care to retain key management personnel and other key employees. Prior to completion of the Proposed Fidelis Acquisition, current and prospective employees of each of us and Fidelis Care may experience uncertainty about their roles within the combined company following the completion of the Proposed Fidelis Acquisition, which may have an adverse effect on the ability of each of us and Fidelis Care to attract or retain key management and other key personnel. In addition, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of each of us and Fidelis Care to the same extent that we and Fidelis Care have previously been able to attract or retain their own employees.

Completion of the Proposed Fidelis Acquisition may trigger change in control or other provisions in certain agreements to which Fidelis Care is a party, which may have an adverse impact on the combined company's business and results of operations.

The completion of the Proposed Fidelis Acquisition may trigger change in control and other provisions in certain agreements to which Fidelis Care is a party. If we and Fidelis Care are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Fidelis Care are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Fidelis Care or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company's business and results of operations.

The combined company may be unable to successfully integrate our business with the assets acquired in the Proposed Fidelis Acquisition and realize the anticipated benefits of the Proposed Fidelis Acquisition.

The success of the Proposed Fidelis Acquisition will depend, in part, on the combined company’s ability to successfully combine our business and the assets acquired in the Proposed Fidelis Acquisition, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of its common stock may be harmed. Additionally, rating agencies may take negative actions against the combined company.

The Proposed Fidelis Acquisition involves the integration of certain assets of Fidelis Care with our existing business, which is expected to be a complex, costly and time-consuming process. The integration may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Proposed Fidelis Acquisition;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;

•	decreases in premiums paid under government sponsored healthcare programs by any state in which the combined company operates; and

•	unforeseen expenses or delays associated with the Proposed Fidelis Acquisition.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

The integration of Fidelis Care with our business may result in unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. These integration matters could have an adverse effect on (i) each of us and Fidelis Care during this transition period and (ii) the combined company for an undetermined period after completion of the Proposed Fidelis Acquisition. In addition, any actual cost savings of the Proposed Fidelis Acquisition could be less than anticipated.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Proposed Fidelis Acquisition.

Following the completion of the Proposed Fidelis Acquisition, the size of the combined company’s business will be significantly larger than the current size of our business. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful or may not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Proposed Fidelis Acquisition.

The combined company is expected to incur substantial expenses related to the completion of the Proposed Fidelis Acquisition and the integration of our business with Fidelis Care.

The combined company is expected to incur substantial expenses in connection with the completion of the Proposed Fidelis Acquisition and the integration of our business with substantially all of the assets of Fidelis Care. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our businesses and Fidelis Care will continue to maintain a presence in St. Louis, Missouri and New York, New York, respectively. The substantial majority of these costs will be non-recurring expenses related to the Proposed Fidelis Acquisition (including financing of the Proposed Fidelis Acquisition), facilities and systems consolidation costs. The combined company may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the Proposed Fidelis Acquisition, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s costs in connection with the financing of the Proposed Fidelis Acquisition. These incremental transaction and acquisition-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

We will incur additional indebtedness to finance the Proposed Fidelis Acquisition.

In connection with the Proposed Fidelis Acquisition, we expect to incur approximately $1.6 billion in additional indebtedness, assuming we do not use the option to fund up to $500 million of the acquisition consideration in our common stock and assuming we issue approximately $2.3 billion of new equity. The combined company will have consolidated indebtedness of approximately $6.3 billion, which is greater than our current indebtedness prior to the Proposed Fidelis Acquisition. The increased indebtedness of the combined company in comparison to ours on a historical basis could adversely affect us in a number of ways, including:

•	affecting our ability to pay or refinance its debts as they become due during adverse economic, financial market and industry conditions;

•	requiring us to use a larger portion of its cash flow for debt service, reducing funds available for other purposes;

•	causing us to be less able to take advantage of business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	affecting our ability to obtain additional financing;

•	decreasing our profitability and/or cash flow;

•	causing us to be disadvantaged compared to competitors with less leverage;

•	resulting in a downgrade in our credit rating or any of our indebtedness or our subsidiaries which could increase the cost of further borrowings; and

•	limiting our ability to borrow additional funds in the future to fund working capital, capital expenditures and other general corporate purposes.

The financing arrangements that the combined company will enter into in connection with the Proposed Fidelis Acquisition may, under certain circumstances, contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.

We intend to incur additional indebtedness in connection with the Proposed Fidelis Acquisition. We expect that the agreements governing the indebtedness incurred in connection with the Proposed Fidelis Acquisition will contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

•	payments in respect of, or redemptions or acquisitions of, debt or equity issued by the combined company or its subsidiaries, including the payment of dividends on our common stock;

•	incurring additional indebtedness;

•	incurring guarantee obligations;

•	paying dividends;

•	creating liens on assets;

•	entering into sale and leaseback transactions;

•	making investments, loans or advances;

•	entering into hedging transactions;

•	engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and

•	engaging in certain transactions with affiliates.
In addition, the combined company will be required to maintain a minimum amount of excess availability as set forth in these agreements.

The combined company’s ability to maintain minimum excess availability in future periods will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the combined company’s control. The ability to comply with this covenant in future periods will also depend on the combined company’s ability to successfully implement its overall business strategy and realize contemplated synergies.

Various risks, uncertainties and events beyond the combined company’s control could affect its ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements and to foreclose upon any collateral securing such indebtedness. Under these circumstances, the combined company might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the combined company’s ability to incur additional indebtedness and to take other actions might significantly impair its ability to obtain other financing.

We have obtained commitment letters for the senior unsecured budge loan facility. However, neither the definitive loan documents, nor the terms of any debt financing in lieu of such bridge financing, have been finalized.

Future issuances and sales of additional shares of preferred or common stock, including shares issued in connection with the Proposed Fidelis Acquisition, could reduce the market price of our shares of common stock.

Subject to market conditions, we intend to fund the purchase price for the Proposed Fidelis Acquisition with $2.3 billion of new equity, including shares paid as consideration. Any such issuances and sales of our preferred or common stock could have the effect of depressing the market price for our common stock. Further, the sale of shares to finance a portion of the purchase price for the Proposed Fidelis Acquisition will be subject to market conditions and could be negatively impacted by a decline in the market price for our common stock. In addition, in the future we may issue additional securities to raise capital or in connection with acquisitions. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. Further, shares of preferred stock may be issued from time to time in one or more series as our Board may from time to time determine each such series to be distinctively designated. The issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2017
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2017	12,259	$82.29	—	3,335,448
August 1 - August 31, 2017	17,030	81.59	—	3,335,448
September 1 - September 30, 2017	4,784	90.50	—	3,335,448
Total	34,073	$83.09	—	3,335,448
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

2.1*
Asset Purchase Agreement, dated as of September 12, 2017, between Centene Corporation and New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 12, 2017.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Taxonomy Instance Document.

101.2	XBRL Taxonomy Extension Schema Document.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	XBRL Taxonomy Extension Label Linkbase Document.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Asset Purchase Agreement have been omitted from this Report and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 24, 2017.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)