Form 10-K
period 2017-12-31
CENTENE CORP
filed 2018-02-20
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2017, was $13.8 billion.
As of February 16, 2018, the registrant had 173,495,595 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2018 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof) in connection with, among other things, any discussion of future operating or financial performance. In particular, these statements include without limitation statements about our market opportunity, growth strategy, competition, expected activities and future acquisitions, including our proposed acquisition of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) (Proposed Fidelis Acquisition or Fidelis Care Transaction), investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Legal Proceedings,” and Part I, Item 1A. “Risk Factors.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, including but not limited to:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased healthcare costs;

•	changes in economic, political or market conditions;

•
changes in federal or state laws or regulations, including changes with respect to government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any regulations enacted thereunder that may result from changing political conditions;

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

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition (Health Net Acquisition) of Health Net, Inc. (Health Net), and the Proposed Fidelis Acquisition, will not be realized, or will not be realized within the expected time period, including, but not limited to, as a result of any failure to obtain any regulatory, governmental or third party consents or approvals in connection with the Proposed Fidelis Acquisition (including any such approvals under the New York Non-For-Profit Corporation Law) or any conditions, terms, obligations or restrictions imposed in connection with the receipt of such consents or approvals;

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

•
failure to obtain or receive any required regulatory approvals, consents or clearances for the Proposed Fidelis Acquisition, and the risk that, even if so obtained or received, regulatory authorities impose conditions on the completion of the transaction that could require the exertion of management's time and our resources or otherwise have an adverse effect on Centene;

•	business uncertainties and contractual restrictions while the Proposed Fidelis Acquisition is pending, which could adversely affect our business and operations;

•	change of control provisions or other provisions in certain agreements to which Fidelis Care is a party, which may be triggered by the completion of the Proposed Fidelis Acquisition;

•	loss of management personnel and other key employees due to uncertainties associated with the Proposed Fidelis Acquisition;

•	the risk that, following completion of the Proposed Fidelis Acquisition, the combined company may not be able to effectively manage its expanded operations;

•	restrictions and limitations that may stem from the financing arrangements that the combined company will enter into in connection with the Proposed Fidelis Acquisition;

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items (in millions, except per share data in dollars):

	Year Ended December 31,
	2017	2016	2015

GAAP net earnings from continuing operations	$828	$559	$356
Amortization of acquired intangible assets	156	147	24
Acquisition related expenses	20	234	27
Penn Treaty assessment expense	56	—	—
Cost sharing reductions	22	—	—
Income Tax Reform	(125)	—	—
Charitable contribution (1)	40	50	—
California minimum medical loss ratio change	—	(195)	—
Debt extinguishment	—	11	—
Income tax effects of adjustments (2)	(108)	(79)	(20)
Adjusted net earnings from continuing operations	$889	$727	$387

GAAP diluted earnings per share (EPS) from continuing operations	$4.69	$3.41	$2.89
Amortization of acquired intangible assets (3)	0.56	0.57	0.11
Acquisition related expenses (4)	0.07	0.98	0.14
Penn Treaty assessment expense (5)	0.20	—	—
Cost sharing reductions (6)	0.08	—	—
Income Tax Reform	(0.71)	—	—
Charitable contribution (7)	0.14	0.19	—
California minimum medical loss ratio change (8)	—	(0.76)	—
Debt extinguishment (9)	—	0.04	—
Adjusted Diluted EPS from continuing operations	$5.03	$4.43	$3.14

(1)
In connection with the favorable impact of the Tax Cuts and Jobs Act (Income Tax Reform) passed in late 2017 and the additional revenue associated with the California minimum medical loss ratio (MLR) change in 2016, the Company made charitable commitments to its foundation in 2017 and 2016, respectively.

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results. There is no additional income tax effect from Income Tax Reform.

(3)	Amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.32, $0.33, and $0.08 for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Acquisition related expenses per diluted share are net of an income tax benefit of $0.04, $0.45 and $0.08 for the years ended December 31, 2017, 2016 and 2015, respectively.

i

(5)	The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.12 for the year ended December 31, 2017.

(6)	The cost sharing reduction (CSR) expense per diluted share is net of an income tax benefit of $0.04 for the year ended December 31, 2017.

(7)	The charitable contributions per diluted share are net of an income tax benefit of $0.09 and $0.11 for the years ended December 31, 2017 and 2016, respectively.

(8)
The impact associated with the retroactive contract amendment received in the fourth quarter of 2016 that changed the minimum MLR calculation per diluted share is net of the income tax expense of $(0.43) for the year ended December 31, 2016.

(9)	The debt extinguishment cost per diluted share is net of the income tax benefit of $0.03 for the year ended December 31, 2016.

	Year Ended December 31,
	2017	2016	2015
GAAP selling, general and administrative expenses	$4,446	$3,676	$1,802
Acquisition related expenses	20	234	27
Penn Treaty assessment expense	56	—	—
Charitable contribution	40	50	—
Adjusted selling, general and administrative expenses	$4,330	$3,392	$1,775

	Year Ended December 31,
	2017	2016
Net earnings from continuing operations attributable to Centene Corporation	$828	$559
Income tax expense	326	599
Interest expense	255	217
Depreciation and amortization	362	281
Non-cash stock compensation expense	135	148
Adjusted EBITDA (1)	$1,906	$1,804

(1) Adjusted EBITDA represents net earnings attributable to Centene Corporation excluding income tax expense, interest expense, depreciation, amortization (excluding senior note premium amortization) and non-cash compensation expense.

ii

PART I
ITEM 1. Business

OVERVIEW

We are a diversified, multi-national healthcare enterprise that provides a portfolio of services to government sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services. We believe our local approach, including member and provider services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities. Our health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

In September 2017, we signed a definitive agreement under which Fidelis Care will become our health plan in New York State. Under the terms of the agreement, we will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments.

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized and commercial programs including Medicaid, the State Children’s Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Medicare, Foster Care, Supplemental Security Income Program, also known as the Aged, Blind or Disabled, or collectively ABD, and Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicare and Medicaid. In addition, our commercial operations, which include our members through the Health Insurance Marketplace, are included within the Managed Care segment. Our Specialty Services segment consists of our specialty companies offering diversified healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups, military service members and their families, and other commercial organizations, as well as to our own subsidiaries. For the year ended December 31, 2017, our Managed Care and Specialty Services segments accounted for 95% and 5%, respectively, of our total external revenues.

Our membership totaled 12.2 million as of December 31, 2017. For the year ended December 31, 2017, our total revenues and net earnings from continuing operations attributable to Centene were $48.4 billion and $828 million, respectively, and our total cash flow from operations was $1.5 billion.

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

INDUSTRY

We provide a full spectrum of managed healthcare products and services, primarily through Medicaid (which includes CHIP, LTSS, Foster Care, ABD and MMP), Medicare, and commercial products. We currently have operations domestically and internationally.

Medicaid

Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs - one for each U.S. state, each U.S. territory and the District of Columbia. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Many states have selected Medicaid managed care as a means of delivering quality healthcare and controlling costs. We refer to these states as mandatory managed care states.

Established in 1972 and authorized by Title XVI of the Social Security Act, ABD covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients. In addition, ABD recipients typically utilize more services as a result of their health status.

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

LTSS is a Medicaid product that covers Institutional/Residential Care (Nursing Facilities, Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living, such as bathing, dressing and transferring. The most common HCBS services include personal care, adult day care, non-emergent transportation, home-delivered meals and personal emergency response systems. LTSS services are provided for individuals requiring nursing home level of care, receiving waiver services, or entitled to state Medicaid LTSS benefits. The largest group receiving LTSS, by spending, are older individuals and individuals with physical disabilities ($98 billion in 2015), followed by individuals with intellectual and developmental disabilities ($44 billion in 2015), those with serious mental illness and/or serious emotional disturbance ($9 billion in 2015) and other populations ($7 billion in 2015). States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries. According to the National Association of States United for Aging and Disabilities, 20 states utilize some form of LTSS up from eight in 2004.

The majority of youth and children in foster care qualify for Medicaid, most commonly through Title IV-E of the Social Security Act, which provides funding to support safe and stable out-of-home care for children who are removed from their homes. The federal government has enacted legislation establishing guidelines and requirements for state child welfare agencies related to the health and well-being of children in foster care, including the provision of grants and technical assistance to enable states to meet these needs and make explicit connections with state Medicaid. In addition, the Affordable Care Act requires states to make former foster care children eligible for Medicaid until they reach the age of 26, provided that they turned 18 while in foster care, and were enrolled in Medicaid at that time.

CMS estimated the total Medicaid market was approximately $566 billion in 2016, and estimated the market will grow to $929 billion by 2025. Medicaid spending increased by 3.9% in 2016 and is projected to increase at an average annual rate of 5.7% between 2017 and 2025.

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

We believe recognition of the value of managed care as a means of delivering improved health outcomes for Medicaid beneficiaries and effectively controlling costs will continue to strengthen. A growing number of states have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach. As a result, we believe a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid, CHIP, LTSS, Foster Care and ABD populations.

Medicare

We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries as well as through employer and union groups. We provide or arrange healthcare benefits for services normally covered by Medicare, plus a broad range of healthcare benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Many of our Medicare Advantage members pay no monthly premium to us for these additional benefits.

We provide a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with CMS under the Medicare Advantage program authorized under Title XVIII of the Social Security Act.

A portion of Medicare beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 10.7 million dual-eligible enrollees in 2017. These dual-eligible members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD, LTSS, MMP and Medicare Advantage Dual Special Needs Plan lines of business.

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star ratings (calculated in 2013), Medicare Advantage plans are required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment. The methodology and measures included in the Star ratings system can be modified by CMS annually and Star ratings thresholds are based on performance of Medicare Advantage plans nationally.

CMS estimated the total Medicare market was approximately $679 billion in 2016, and estimate the market will grow to approximately $1.3 trillion by 2025. Medicare spending increased 5.1% in fiscal 2016 and is projected to increase at an average annual rate of 7.3% between 2017 and 2025.

Commercial

We offer commercial healthcare products to individuals and large and small employer groups as well as products to individuals through the Health Insurance Marketplace. Our health maintenance organization (HMO) plans offer comprehensive benefits generally for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. We offer HMO plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she selects a primary care physician (PCP) from among the physicians participating in our network. Our preferred provider organization (PPO) plans offer coverage for services received from any healthcare provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and copayments or coinsurance. Our point of service (POS) plans and our elect open access (EOA) plans blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower copayments (particularly within the medical group), but also have coverage, generally at higher copayment or coinsurance levels or with coverage limitations, for services received outside the network. Our Exclusive Provider Organization (EPO) plans and Healthcare Service Plans (HSPs) similarly blend elements of traditional HMO and PPO plans.

In 2010, the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (ACA), were enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision (Medicaid Expansion). The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government paid the entire costs for Medicaid Expansion coverage for newly eligible beneficiaries from 2014 through 2016, and 95% of the costs in 2017. Assuming that the current program remains in effect unchanged, in 2018 the federal share is scheduled to decline to 94%; in 2019 it would be 93%; and it would be 90% in 2020 and subsequent years.

Health Insurance Marketplaces are a key component of the ACA and provide an opportunity for individuals and small businesses to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option currently default to a federally-facilitated Marketplace. Premium and cost sharing subsidies are available to make coverage more affordable and access to Marketplaces is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with coverage that varies based on premiums and out-of-pocket costs. Premium subsidies are provided to families without access to other coverage and with incomes between 100-400% of the federal poverty level to help them purchase insurance through the Marketplaces. These subsidies are offered on a sliding scale basis.

International

We currently have a growing international presence in Spain and the United Kingdom. Our joint venture in Spain, Ribera Salud S.A. (Ribera Salud), is a health management group mainly operating in the health administrations concession sector. Ribera Salud also has other controlling and noncontrolling interests in Spain, Latin America, and Slovakia. In the United Kingdom, we own a controlling interest in The Practice (Group) Limited (TPG), one of the largest provider networks in the United Kingdom. TPG delivers medical and community based services in the primary care sector of the National Health Service (NHS), which is the publicly funded, national healthcare system for England.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

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

•
Strong Historic Operating Performance. We have increased revenues as we have grown in existing markets, expanded into new markets and broadened our product offerings. We entered the Wisconsin market in 1984 as a single health plan and have grown to serve 29 states. Our operating performance has been demonstrated by the following:

	2017	2016	% Change 2016 - 2017
Total membership (in millions)	12.2	11.4	7%
Total revenues ($ in billions)	$48.4	$40.6	19%
Net earnings from continuing operations attributable to Centene Corporation ($ in millions)	$828	$559	48%
Diluted earnings per share (EPS)	$4.69	$3.41	38%
Adjusted Diluted EPS	$5.03	$4.43	14%
Adjusted EBITDA	$1,906	$1,804	6%

For the year ended December 31, 2017, total revenues of $48.4 billion produced a five year Compound Annual Growth Rate (CAGR) of 43%.

•
Financial Strength and Scale. Our size and scale allow us to grow, diversify and invest in our businesses through strategic acquisitions and investments in technology and other resources that support our business and help us navigate the changing healthcare landscape.

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

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health management, care management software, correctional healthcare services, dental benefits management, commercial programs, home-based primary care services, life and health management, vision benefits management, pharmacy benefits management, specialty pharmacy and telehealth services. With the acquisition of Health Net, we further broadened our service offerings in 2016, which added government-sponsored care under its federal contracts with the Department of Defense (DoD) and the U.S. Department of Veterans Affairs (VA), as well as Medicare Advantage. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs.

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

•
Quality and Innovation. Our innovative medical management programs focus on improving quality of care in areas that have the greatest impact on our members. We concentrate on serving the whole person to impact outcomes and costs. We recognize the importance of member-focused delivery of quality managed care services and have developed award winning education and outreach programs including the CentAccount program, On.Demand Diabetes, Start Smart For Your Baby, and MemberConnections.

 OUR BUSINESS STRATEGY

Key components of our current business strategy include:

•
Increase Penetration of Existing State Markets. We seek to continue to increase our Medicaid, Medicare and Health Insurance Marketplace membership in states in which we currently operate through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2017, we began providing managed care services to MO HealthNet Managed Care beneficiaries under an expanded statewide contract. Also, in 2017, we expanded our Medicare Advantage footprint into four of our existing states. In 2018, we expanded Medicare Advantage further into nine of our existing states.

•
Diversify Business Lines. We seek to broaden our business lines into areas that complement our existing business to enable us to grow and diversify our revenues. In 2017, we served managed care members in 27 states through approximately 300 product solutions. We are constantly evaluating new opportunities for expansion both domestically and abroad. For example, in 2016, we acquired Health Net, which broadened our service offerings and added government-sponsored care. We employ a disciplined acquisition strategy that is based on defined criteria including internal rate of return, accretion to earnings per share, market leadership and compatibility with our information systems. We engage our executives in the relevant operational units or functional areas to ensure consistency between the diligence and integration process.

•
Address Emerging State Needs. We work to assist the states in which we operate in addressing the operating challenges they face. We seek to assist the states in balancing premium rates, benefit levels, member eligibility, policies and practices, provider compensation and minimizing fraud, waste, and abuse. By helping states structure appropriate programs to cover a wide range of populations including Medicaid, CHIP, LTSS, ABD, Intellectual or Developmental Disabilities (IDD), behavioral health and specialty services, among others. We seek to ensure that we are able to continue to provide those services on terms that achieve targeted gross margins, provide an acceptable return and grow our business.

•
Develop and Acquire Additional Markets. We continue to leverage our experience to identify and develop new domestic and international markets by seeking both to acquire existing business and to build our own operations. Domestically, we focus expansion in states where Medicaid recipients are mandated to enroll in managed care organizations because we believe member enrollment levels are more predictable in these states. In addition, we provide solutions to states looking to deliver the highest quality of care within their budgetary constraints. In 2016, we increased our ownership interest to 75% in The Practice (Group) Limited (TPG), one of the largest provider networks for NHS England. In 2017, we expanded into Maryland, Nebraska and Nevada. Also in 2017, we signed a definitive agreement under which Fidelis Care will become our health plan in New York State.

•
Leverage Established Infrastructure to Enhance Operating Efficiencies. We intend to continue to invest in infrastructure to further drive efficiencies in operations and to add functionality to improve the service provided to members and other organizations at a low cost. Information technology (IT) investments complement our overall efficiency goals by increasing the automated processing of transactions and growing the base of decision-making analytical tools. We believe that our centralized functions and common systems enable us to add members and markets quickly and economically.

•
Maintain Operational Discipline. We seek to operate in markets that allow us to meet our internal metrics including membership growth, plan size, market leadership and operating efficiency. We use multiple techniques to monitor and reduce our medical costs, including on-site hospital review by staff nurses and involvement of medical management in significant cases. Our executive dashboard is utilized to quickly identify cost drivers and medical trends. Our management team regularly evaluates the financial impact of proposed changes in provider relationships, contracts, changes in membership and mix of members, potential state rate changes and cost reduction initiatives. We may divest contracts or health plans in markets where the environment, over a long-term basis, does not allow us to meet our targeted performance levels. For example, due to under performance, we exited the Arizona individual PPO business, effective January 1, 2017. In addition, in 2016, we took various rate and product design actions for 2017 to address issues and improve profitability in connection with certain lines of business acquired with the Health Net Acquisition.

Substantially all of our revenues are derived from operations within the United States and its territories, and all of our long-lived assets are based in the United States and its territories. We generally receive a fixed premium per member per month pursuant to our state contracts. Our managed care subsidiaries in California and Texas had revenues from their respective state governments that each exceeded 10% of our consolidated total revenues in 2017. In addition, the federal government is a significant customer to our Specialty Services segment due to our Federal Services business.

MANAGED CARE

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs in working with state governments. Among the benefits we are able to provide to the states with which we contract are:

•
Significant cost savings and budget predictability compared to state paid reimbursement for services. We bring experience relating to quality of care improvement methods, utilization management procedures, an efficient claims payment system, and provider performance reporting, as well as managers and staff experienced in using these key elements to improve the quality of and access to care. We generally receive a contracted premium on a per member basis and are responsible for the medical costs and, as a result, provide budget predictability.

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

•
Improved quality and medical outcomes. We have implemented programs to enhance the ability of providers to improve the quality of healthcare delivered to our members including On.Demand Diabetes, Start Smart for your Baby, Living Well With Sickle Cell and The CentAccount Program.

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

•
Care management for complex populations. Through our experience with Medicaid populations and long-time presence in states with experience in long-term care for children and adolescents in the foster care system, we have developed care management, service coordination and crisis prevention/response programs that increase opportunities for successful outcomes for members. This experience has led to partnerships with specialized networks and community advocates as states transition to managed care programs for vulnerable and complex populations.

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from customer to customer and program to program, our health plans generally provide the following services:

•	primary and specialty physician care

•	inpatient and outpatient hospital care

•	emergency and urgent care

•	prenatal care

•	laboratory and x-ray services

•	home-based primary care

•	transportation assistance

•	vision care

•	dental care

•	immunizations

•	prescriptions and limited over-the-counter drugs

•	specialty pharmacy

•	provision of durable medical equipment

•	behavioral health and substance abuse services

•	24-hour nurse advice line

•	therapies

•	social work services

•	care coordination

We also provide a comprehensive set of education and outreach programs to inform, assist and incentivize members to access quality, appropriate healthcare services in an efficient manner. Many of these programs have been recognized with awards for their excellence in education, outreach and/or case management techniques. These awards include Case In Point, Hermes Awards, U.S. Environmental Protection Agency and National Health Information Awards.

•
Start Smart For Your Baby, or Start Smart, is our award winning prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low-birth-weight babies, identify high-risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.

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

•
The ScriptAssist for Hepatitis C Adherence Program seeks to empower patients towards Hepatitis C virus treatment success through a series of telephonic interventions. Goals of the program include preventing premature treatment discontinuation due to medication side effects and access to therapy. Through its family of companies, Envolve clinicians and AcariaHealth patient care coordinators collaborate throughout a patient’s treatment course to ensure appropriate therapy management and regimen access.

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

•
The Diabetes Management Program is a robust holistic program designed to improve the quality of life for our members living with diabetes. The program employs advanced analytics to identify members and provide individualized diabetes-related education and health assessments, support with self-management, and assistance accessing care.

•
On.Demand Diabetes is a diabetes management support product designed to eliminate diabetic supply waste while increasing compliance and improving health outcomes for members with diabetes. On.Demand provides cellular-enabled blood glucose meters and test strips to the testing diabetic population. On.Demand automatically monitors all member tests and provides an appropriate level of intervention in the event of dangerous glucose readings or member non-compliance. Additionally, On.Demand’s proprietary algorithm analyzes each member’s testing patterns and automatically replenishes testing supplies to ensure there are no gaps in the member’s ability to effectively monitor their condition.

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

•
Opioid Risk Classification Algorithm (ORCA) is designed to identify members at risk for an opioid abuse diagnosis based on a series of critical social and clinical indicators. Providers will leverage this risk score to flag members for case management and other appropriate interventions. High risk members identified by ORCA will receive educational outreach to provide evidenced-based resources to support pain addiction.

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

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals usually are for one to three-year periods and renew automatically for successive one-year terms, but generally are subject to termination by either party upon prior written notice. In the absence of a contract, we typically pay providers at applicable state or federal reimbursement levels, depending on the product (e.g., Medicaid or Medicare). We pay providers under a variety of methods, including fee-for-service, capitation arrangements, and value-based arrangements.

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

•
Under value-based arrangements, providers are paid under a capitated or fee-for-service arrangement. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based upon cost and quality measures.

In addition, we maintain a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract. Services are provided on a fee-for-service basis. We also maintain a provider network in support of VA's Patient Centered Community Care (PC3) program.

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

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base. The following are among the services we provide to support physicians:

•
Provider Engagement Performance Tools and Processes lead to measurable improvements in quality and health outcomes, healthcare costs, and member satisfaction. High quality and performance levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have rolled out a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panel. Our specialists meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcomes. Our tools also allow the physician and others to see where they stand within their value-based contract.

•
Integrated Care Model is member-centric and managed by one care manager assigned to a member who looks at the total care for the member in a holistic manner. This single care manager will coordinate all care for that member including behavioral health, medical health, and home-based primary care in accordance with an individualized, integrated care plan. This care manager also coordinates meetings with the member's integrated care team to assess and alter the care plan as needed. This results in better outcomes and improvement in member satisfaction.

•
Provider Portal provides claims and eligibility research, prior authorizations, member panels, care gaps, patient analytics, and provider analytics meant to drive provider engagement and better patient outcomes. Performance is supplied via a secure, user-friendly web-based provider portal.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as behavioral health management, care management software, dental benefits management, home-based primary care services, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, dental, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services and durable medical equipment.

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

We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, clinical databases and our membership and claims processing system to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these programs include:

•	use of nationally recognized Interqual or Milliman criteria to help ensure our members receive the right level of care in the most appropriate setting;

•	pre-authorized high-risk mediation and services that are commonly over or inappropriately prescribed;

•	member education and the provision of appropriate and easily accessed urgent care services to help members avoid unnecessary and costly emergency room visits and improve their healthcare experience;

•
emphasis on care management and care coordination where clinicians, such as nurses and social workers who are employed to assist high-risk and other selected members with the coordination of healthcare services that meet their specific needs;

•	disease management for chronic illnesses, such as asthma and diabetes through a comprehensive, multidisciplinary and collaborative approach;

•	prenatal case management for women with high-risk pregnancies to help them deliver full, healthy infants; and

•
pharmacy treatment compliance programs driven by evidence-based clinical policies and focused on identifying the appropriate medication in the correct dose, delivered in an efficient format and utilized for the correct duration.

We provide reporting on a regular basis using our data warehouse. State and Health Employer Data and Information Set (HEDIS) reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by Plan Quality Improvement Committees and our corporate medical management and quality improvement teams.

In an effort to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by the National Committee for Quality Assurance (NCQA).

It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we often pursue accreditation by independent organizations that have been established to promote healthcare quality. The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics. While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We currently have NCQA health plan accreditation in 19 of 22 eligible states.

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. For the 2018 Star rating (calculated in 2017 for the quality bonus payment in 2019), our California D-SNP, Oregon HMO, Oregon PPO, and Arizona D-SNP contracts received 4.0 out of 5.0 Stars. The California HMO, Ohio, Texas, and Wisconsin D-SNPs, and Oregon Trillium HMO contracts were measured at 3.5 Stars, and our Arizona HMO and Florida D-SNP contracts received 3.0 Stars. In addition, for the 2018 Star rating, we carry a 3.5 Star parent organization rating. We are currently appealing the 2018 Star rating.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare strategy and complement our core Managed Care business. Our provision of specialty services diversifies our revenue stream, enhances the quality of health outcomes for our members and others, and allows Centene to manage costs. Our Envolve brand brings together our extensive portfolio of specialty healthcare solutions. Envolve leverages our collective expertise in pharmacy solutions; health, triage, wellness and disease management; and vision and dental services, to provide integrated and comprehensive healthcare for members. Our specialty services are provided primarily as follows:

•
Pharmacy Solutions. Envolve Pharmacy Solutions utilizes innovative, flexible solutions and customized care management. We offer traditional pharmacy benefits management as well as comprehensive specialized pharmacy benefit services through our specialty pharmacy, AcariaHealth. Our traditional pharmacy benefits management program offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a low cost strategy that helps optimize clients' pharmacy benefits. Services that we provide include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, online drug management tools, mail order pharmacy services, home delivery services, analytics and clinical consulting and patient and physician intervention. AcariaHealth offers specialized care management services for complex diseases and enhances the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes.

•
Health, Triage, Wellness, and Disease Management Services. Envolve PeopleCare brings together our behavioral health, nurse advice, telehealth, and health, wellness and disease guidance programs, allowing for a focus on individual health management through education and empowerment. Our life and health management programs specialize to encourage healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs. We offer telehealth services where members engage with customer service representatives and nursing staff who provide health education and triage advice and offer continuous access to health plan functions. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

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

•
Correctional Healthcare Services. Centurion, our joint venture subsidiary with MHM Services Inc., provides comprehensive healthcare services to individuals incarcerated in Florida, Massachusetts, Minnesota, Mississippi, New Mexico, Tennessee and Vermont state correctional facilities.

•
Home-based Primary Care. U.S. Medical Management (USMM) provides home-based primary care services for high acuity populations and participates as an Accountable Care Organization (ACO) through the CMS Medicare Shared Savings Program.

•
Integrated Long-Term Care. LifeShare provides home and community-based support for people with intellectual and developmental disabilities, children in the child welfare system and people of all ages and abilities, with a focus on those that are often marginalized by society. In addition, LifeShare operates school-based programs that focus on students with special needs.

•
Management Services. Envolve provides comprehensive management services for managed care organizations and partners with organizations to offer coordinated healthcare services and programs to their members.

•
Federal Services. Health Net Federal Services (HNFS) has a Managed Support Contract in the West Region for the DoD TRICARE program. The services that are provided are structured as cost reimbursement arrangements for healthcare costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses. HNFS also supports the PC3 program, which provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. Additionally, our wholly owned subsidiary, MHN Government Services, is party to a MFLC contract that was awarded by the DoD to implement, administer and monitor the non-medical counseling MFLC program.

We currently have NCQA accreditation and URAC accreditation for several of our specialty companies.

CORPORATE COMPLIANCE

Our Ethics and Compliance program assists the organization in developing effective internal controls that promote prevention and detection of fraud, waste and abuse and resolution of instances of conduct that do not conform to federal and state law and private payor healthcare program requirements, as well as our own ethics and business policies. Responsibilities also include the ongoing maintenance of our privacy program and oversight of the Health Insurance Portability and Accountability Act (HIPAA) as they pertain to us and our business units from a compliance, business, and technical perspective.

Three standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines, the CMS Chapter Guidance and the Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General (OIG). Our program contains each of the seven elements suggested by the Sentencing Guidelines and the OIG guidance. These key components are:

•	written standards of conduct;

•	designation of compliance officers and compliance committees;

•	effective training and education;

•	effective lines for reporting and communication;

•	enforcement of standards through well publicized disciplinary guidelines and actions;

•	internal monitoring and auditing; and

•	prompt response to detected offenses and development of corrective action plans.

The goal of our program is to build a culture of ethics and compliance, which is assessed periodically to measure the values and engagement of the organization. Our Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Conduct Policy (Code of Conduct), Compliance Program description and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for our Board of Directors' Audit Committee Chairman to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations anonymously. Furthermore, the Board of Directors has established a Corporate Compliance committee that, among other things, reviews ethics and compliance reports on a quarterly basis.

COMPETITION

We operate in a highly competitive environment in an industry subject to ongoing significant changes resulting from the ACA, business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal and state healthcare reform legislation described under the heading "Regulation." In addition, changes to the political environment may drive additional changes to the competitive landscape.

In our business, our principal competitors for customers, members, and providers consist of the following types of organizations:

•
Medicaid Managed Care Organizations that focus on providing healthcare services to Medicaid recipients. These organizations consist of national and regional organizations, as well as not-for-profits and smaller organizations that operate in one city or state and are owned by providers, primarily hospitals.

•
National and Regional Commercial Managed Care Organizations that have Medicaid and Medicare members in addition to members in private commercial plans. Some of these organizations offer a range of specialty services including pharmacy benefits management, behavioral health management, health management, and nurse triage call support centers.

•
Primary Care Case Management Programs that are established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited medical management oversight.

•	Accountable Care Organizations that consist of groups of doctors, hospitals, and other healthcare providers, who come together to give coordinated high quality care to their patients.

We compete with other managed care organizations and specialty companies for state, federal, and commercial contracts. In addition, the impact of the ACA and potential growth in our segment may attract new competitors including technology companies, new joint ventures, financial services firms, consulting firms and other non-traditional competitors. Before granting a contract, state and federal government agencies consider many factors. These factors include quality of care, financial condition, stability and resources and established or scalable infrastructure with a demonstrated ability to deliver services and establish adequate provider networks. Our specialty companies compete with other providers, such as disease management companies, individual health insurance companies, and pharmacy benefits managers for non-governmental contracts.

We also compete to enroll new members and retain existing members. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the quality of care and services offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other healthcare industry participants.

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

REGULATION

Our operations are comprehensively regulated at local, state, and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. States have implemented National Association of Insurance Commissioners (NAIC) model regulations, requiring governance practices and risk and solvency assessment reporting. States have adopted these or similar measures to enhance regulations relating to corporate governance and internal controls of HMOs and insurance companies. We are required to maintain a risk management framework and file reports with state insurance regulators.

Regulatory agencies generally have substantial discretion to issue regulations and interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state and federal or national levels. For example, the current administration and certain members of Congress have indicated that they may continue to pursue significant amendments to the ACA. Even if the ACA is not amended or repealed, the current administration could propose changes impacting implementation of the ACA. The ultimate content and timing of any legislation enacted under the current administration that would affect the ACA remains uncertain.

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a "fee") on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"); the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and the optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the implementation of the ACA, as well as the potential repeal of, or changes to, the ACA, see the risk factor below entitled “The implementation of Health Reform Legislation, as well as potential repeal of or changes to Health Reform Legislation, could materially and adversely affect our results of operations, financial position and cash flows.”

Our regulated subsidiaries are licensed to operate as health maintenance organizations (HMOs), preferred provider organizations (PPOs), third party administrators, utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments, departments of insurance, boards of pharmacy and other healthcare providers, and departments of health that oversee the activities of managed care organizations and health plans providing or arranging to provide services to enrollees.

The process for obtaining authorization to operate as a managed care organization, health insurance plan, pharmacy or provider organizations is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, proper billing, complaint procedures, and an adequate provider network and procedures for covering emergency medical conditions. For example, under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including without limitation changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

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

Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program. Our Medicaid programs are regulated and administered by various state regulatory bodies. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicaid is administered at the federal level by CMS. Comprehensive legislation, specifically Title XVIII of the Social Security Act, governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the healthcare providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS contracts and regulations.

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

Our healthcare providers must be licensed to practice medicine and do business as care providers in the state in which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing or other applicable entity. Furthermore, they cannot be excluded from participation at both the state and federal levels. Our facilities are periodically reviewed by state departments of health and other regulatory agencies to ensure the environment is safe to provide care.

We must also comply with laws and regulations related to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. Money laundering is a method of attempting to conceal the origins of money gained through illegal activity and is itself a crime that can result in substantial criminal and civil sanctions including fines and imprisonment. To ensure compliance with anti-money laundering laws and regulations, it is our policy to conduct business only with legitimate customers and counterparties whose funds are derived from legitimate commercial activity. In addition, as a result of our international operations, we are also subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us and/or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts.

State and Federal Contracts

In addition to being a licensed insurance company or HMO, in order to be a Medicaid managed care organization in each of the states in which we operate, we generally must operate under a contract with the state's Medicaid agency. States generally either use a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. Under these state Medicaid program contracts, we receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state. In addition, several of our Medicaid contracts require us to maintain Medicare Advantage special needs plans, which are regulated by CMS, for dual eligible individuals within the state. We also contract with states to provide healthcare services to correctional facilities.

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

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Counseling program, the U.S. Department of Veterans Affairs Patient Centered Community Care program and certain other healthcare-related government contracts.

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

Our health plans operate through individual state contracts, generally with an initial term of one to five years. The contracts often have renewal or extension terms or are renewable through the state's reprocurement process. The contracts generally are subject to termination for cause, an event of default or lack of funding, among other things.

Marketplace Contracts

We operate in 15 states under federally-facilitated and state-based Marketplace contracts with CMS that expire annually. In 2018, we began operating under Marketplace contracts in Kansas, Missouri and Nevada. We expect to begin operating under a Marketplace contract in New York, pending the closing of the Fidelis Care Transaction.

We operate under a contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as "Arkansas Works"). We also operate under a contract with the New Hampshire Department of Health and Human Services to participate in the Medicaid expansion model that New Hampshire has adopted (referred to as the “Premium Assistance Program”).

Privacy Regulations

We are subject to various international, federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, the Health Insurance Portability and Accountability Act (HIPAA), the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

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

In addition, we process and maintain personal card data, particularly in connection with our Marketplace business. As a result, we must maintain compliance with the Payment Card Industry (PCI) Data Security Standard, which is a multifaceted security standard intended to optimize the security of credit, debit and cash card transactions and protect cardholders against misuse of their personal information.

Other Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace and commercial products. The fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our waste, fraud and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

EMPLOYEES

As of December 31, 2017, we had approximately 33,700 employees. None of our employees are represented by a union. We believe our relationships with our employees are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 16, 2018:

Name	Age	Position
Michael F. Neidorff	75	Chairman and Chief Executive Officer
Christopher D. Bowers	62	Executive Vice President, Markets
Cynthia J. Brinkley	58	President and Chief Operating Officer
Mark J. Brooks	48	Executive Vice President and Chief Information Officer
Jesse N. Hunter	42	Executive Vice President and Chief Strategy Officer
Christopher R. Isaak	51	Senior Vice President, Corporate Controller and Chief Accounting Officer
Jeffrey A. Schwaneke	42	Executive Vice President, Chief Financial Officer and Treasurer
Keith H. Williamson	65	Executive Vice President, General Counsel and Secretary

Michael F. Neidorff. Mr. Neidorff has served as our Chairman and Chief Executive Officer since November 2017. From May 2004 to November 2017, he served as Chairman, President and Chief Executive Officer. From May 1996 to May 2004, he served as President, Chief Executive Officer and as a member of our Board of Directors.

Christopher D. Bowers. Mr. Bowers has served as our Executive Vice President of Markets since November 2016. From March 2007 to November 2016, he served as our Senior Vice President of Health Plans.

Cynthia J. Brinkley. Ms. Brinkley has served as our President and Chief Operating Officer since November 2017. From January 2016 to November 2017, she served as Executive Vice President, Global Corporate Development. From November 2014 to January 2016, she served as Executive Vice President, International Operations and Business Integration. Prior to joining Centene, she served as Vice President of Global Human Resources at General Motors from 2011 to 2013.

Mark J. Brooks. Mr. Brooks has served as our Executive Vice President and Chief Information Officer since November 2017. From April 2016 to November 2017, he served as Senior Vice President and Chief Information Officer. Prior to joining Centene, he served as the Chief Information Officer at Health Net from 2012 to 2016.

Jesse N. Hunter. Mr. Hunter has served as our Executive Vice President and Chief Strategy Officer since November 2017. From January 2016 to November 2017, he served as Executive Vice President, Products. From December 2012 to January 2016, he served as Executive Vice President, Chief Business Development Officer. From February 2012 to December 2012, he served as our Executive Vice President, Operations.

Christopher R. Isaak. Mr. Isaak has served as our Senior Vice President, Corporate Controller and Chief Accounting Officer since April 2016. Prior to joining Centene, he served as Vice President, Corporate Controller at TTM Technologies from 2015 to 2016 and Vice President, Corporate Controller at Viasystems Group, Inc. from 2006 to 2015 and served as Chief Accounting Officer from 2010 to 2015.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 57%. We are therefore exposed to risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

Payments from government payors may be delayed in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenues or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. As previously announced, CMS recently published Medicare Star ratings for the 2018 rating year. The achievement of Star ratings of four or higher for the 2018 rating year qualifies Medicare Advantage plans for quality bonus payments in 2019. The results from CMS indicate that Health Net of California, Inc.'s Medicare Advantage plan (H0562) will move to a 3.5 Star rating from a 4.0 Star rating for the 2018 rating year. The effect of this Star rating change will lower our parent Star rating for the 2018 rating year from 4.0 stars to 3.5 stars and, therefore, our plans that use the parent rating as well as the Medicare Advantage plan (H0562) will not be eligible for the quality bonus payments in 2019. These lowered Star ratings for the 2018 rating year for the Medicare Advantage plan (H0562) and the Company may reduce the attractiveness of the affected plans and our other offerings to members, reduce revenue from the affected plan and impact our Medicare expansion efforts, which are a strategic focus for the Company. We continue to evaluate the potential impact of the lowered ratings on our revenues and expansion efforts in 2019. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2018 marketplace for individual products may continue to be less stable than in previous years because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we expect to serve in 2018 or have announced plans to change their Health Insurance Marketplace product offerings in 2018. Also, member behavior could be influenced by the repeal of the ACA's individual mandate in the Tax Cuts and Jobs Act of 2017 (TCJA), and further uncertainty surrounding other potential changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as Affordable Care Act (ACA).

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government pays the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share begins to decline, ending at 90% for 2020 and subsequent years. As of December 31, 2017, 32 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. This change and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the repeal of the individual mandate in the TCJA, we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk corridor, reinsurance and risk adjustment ("three Rs") provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, the three Rs may not be adequately funded. Moreover, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, require us to increase premium rates or result in funding issues under the three Rs. These potential exits and other continued volatility in this market may be further exacerbated by the conclusion of the risk corridor and reinsurance programs as of January 1, 2017. Our continued success in the exchanges is dependent on our ability to successfully respond to these changes in the market over time. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, the three Rs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

The U.S. Department of Health and Human Services (HHS) has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents and we began operations under the program beginning January 1, 2014. As of December 31, 2017, seven states had approved Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law.

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. However, the $14.3 billion payment resumes in 2018 for the fiscal year 2017. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenues. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenues from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenues from the fee calculation. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

In addition, House v. Hargan (previously v. Burwell, et al., and v. Price, et al.), the suit that was brought by House Republicans, was settled in December 2017. The new administration's decision to stop the cost sharing subsidies rendered further challenge to the cost sharing subsidy payments unnecessary. While 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government, the new administration's decision to end payments could affect our earnings.

Changes to, or repeal of, portions or the entirety of the ACA, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the new administration could propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation enacted under the new administration cannot be predicted.

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

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance or entitlement programs. We provide these and other healthcare services under contracts with government entities in the areas in which we operate. Our government contracts are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When our contracts with the government expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment and agreement to maintain a Medicare plan in the state and financial standards, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

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

In connection with start-up operations and system migrations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates. As a result of these factors, start-up operations may decrease our profitability. In addition, we are planning to expand our business internationally and we will be subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

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

Operations in a limited number of states have accounted for most of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenues and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. For example, states we currently serve may open the bidding for their Medicaid program to other health insurers through a request for proposal process. Our inability to continue to operate in any of the states in which we operate could harm our business.

Competition may limit our ability to increase penetration of the markets that we serve.

We compete for members principally on the basis of size and quality of provider networks, benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided, as well as technology companies, new joint ventures, financial services firms, consulting firms and other non-traditional competitors. In addition, the administration of the ACA has the potential to shift the competitive landscape in our segment.

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

From time to time healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, our wholly owned subsidiary, Health Net Life Insurance Company (“HNL”), is and may continue to be subject to such disputes with respect to HNL’s payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. HNL expects to vigorously defend its claims payment practices. Nevertheless, in the event HNL receives an adverse finding in any related legal proceeding or from a regulator, or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, our financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, under such circumstances we may incur significant expenses and may be unable to operate our business effectively.

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

From time to time we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations and/or cash flows and may affect our reputation. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

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

We, along with all other companies involved in public healthcare programs are the subject of fraud and abuse investigations from time to time. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, VA and other federal healthcare programs and federally funded state health programs. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators. Federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority. In the event we fail to comply with the extensive federal and state fraud and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could have an adverse effect on our business.

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

The market price of our common stock may decline as a result of significant acquisitions.

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of acquisitions if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of acquired businesses with ours are not realized, or if the transaction costs related to the acquisitions and integrations are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

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
The integration of Health Net’s business with our existing business is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the acquisition of Health Net. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including changes with respect to government healthcare programs, the ACA and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the acquisition and/or integration.

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
We are in the process of integrating a large number of processes, policies, procedures, operations, technologies and systems, including sales, pricing, and marketing, among other things. In addition, the businesses of Centene and Health Net will continue to maintain a presence in St. Louis, Missouri and Woodland Hills, California, respectively. The substantial majority of these costs will be non-recurring expenses related to the acquisition (including financing of the acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We are also incurring transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition.

As of December 31, 2017, we had consolidated indebtedness of approximately $4,699 million. We may further increase our indebtedness in the future. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

Although we currently anticipate that the Proposed Fidelis Acquisition will occur and will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP) from and after the Proposed Fidelis Acquisition, this expectation is based on assumptions about our and Fidelis Care’s business and preliminary estimates, which may change materially. As a result, should the Proposed Fidelis Acquisition occur, certain other amounts to be paid in connection with the Proposed Fidelis Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Proposed Fidelis Acquisition and cause a decrease in the market price of our common stock. The Proposed Fidelis Acquisition may not occur as a result. In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Proposed Fidelis Acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Proposed Fidelis Acquisition and cause a decrease in the market price of our common stock.

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

Before the Proposed Fidelis Acquisition may be completed, any approvals, consents or clearances required in connection with the Proposed Fidelis Acquisition must have been obtained, in each case, under applicable law, including pursuant to the insurance laws, not-for-profit laws and, in some instances, state healthcare laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Proposed Fidelis Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company's business. Under the asset purchase agreement, we have agreed with Fidelis Care to use our reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that (i) we may not be required to agree to any term, limitation, restriction or requirement that, individually or in the aggregate, (a) would have or could reasonably be expected to have a material and adverse effect on the financial condition, results of operations or business of us or Fidelis Care, in each case, as currently conducted, (b) would or could reasonably be expected to have a material and adverse effect on any lines or types of business, in the aggregate, in which we or Fidelis Care shall be permitted to engage or (c) would have or could reasonably be expected to have a material and adverse effect on the overall benefits that we reasonably expect to derive from the consummation of the Proposed Fidelis Acquisition and (ii) Fidelis Care may not be required to agree to any term, limitation, restriction or requirement that, individually or in the aggregate, would have or could reasonably be expected to have a material and adverse effect on the overall benefits that Fidelis Care reasonably expects to derive from the consummation of the Proposed Fidelis Acquisition.

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

Uncertainties associated with the Proposed Fidelis Acquisition may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

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

The completion of the Proposed Fidelis Acquisition may trigger change in control and other provisions in certain agreements to which Fidelis Care is a party. If we are unable to negotiate waivers of those provisions with Fidelis Care, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers with Fidelis Care, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Fidelis Care or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company's business and results of operations.

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

The combined company is expected to incur substantial expenses in connection with the completion of the Proposed Fidelis Acquisition and the integration of our business with substantially all of the assets of Fidelis Care. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our businesses and Fidelis Care will continue to maintain a presence in St. Louis, Missouri and New York, New York, respectively. The substantial majority of these costs will be non-recurring expenses related to the Proposed Fidelis Acquisition (including financing of the Proposed Fidelis Acquisition), facilities and systems consolidation costs. The combined company may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the Proposed Fidelis Acquisition, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s costs in connection with the financing of the Proposed Fidelis Acquisition. These incremental transaction and acquisition related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

Subject to market conditions, we intend to fund the purchase price for the Proposed Fidelis Acquisition with $2.3 billion of new equity, including shares paid as consideration. Any such issuances and sales of our preferred or common stock could have the effect of depressing the market price for our common stock. Further, any sale of shares to finance a portion of the purchase price for the Proposed Fidelis Acquisition will be subject to market conditions and could be negatively impacted by a decline in the market price for our common stock. In addition, in the future we may issue additional securities to raise capital or in connection with acquisitions. We often acquire interests in other companies by using a combination of cash and our common stock or just our common stock. Further, shares of preferred stock may be issued from time to time in one or more series as our Board may from time to time determine each such series to be distinctively designated. The issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

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

Item 3. Legal Proceedings

A description of the legal proceedings to which we and our subsidiaries are a party is contained in Note 18 to the consolidated financial statements included in Part II of this Annual Report on Form 10-K, and is incorporated herein by reference.

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

	2018 Stock Price (through February 16, 2018)		2017 Stock Price		2016 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$112.42	$97.61	$73.23	$56.00	$68.42	$47.36
Second Quarter			85.80	69.20	71.53	55.60
Third Quarter			98.72	79.06	75.57	63.37
Fourth Quarter			104.65	83.56	67.41	50.00

As of February 16, 2018, there were 1,083 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In 2009, our Board of Directors extended our stock repurchase program. The program authorizes the repurchase of up to 8 million shares of our common stock from time to time on the open market or through privately negotiated transactions. We have 3 million available shares remaining under the program for repurchases as of December 31, 2017. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. During the year ended December 31, 2017, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2017 (shares in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2017	6	$91.63	—	3,335
November 1 – November 30, 2017	12	93.24	—	3,335
December 1 – December 31, 2017	456	100.36	—	3,335
Total	474	$100.07	—	3,335

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3 million shares. No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2012 to December 31, 2017 with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index over the same period. The graph assumes an investment of $100 on December 31, 2012 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index and the Standard & Poor's Supercomposite Managed Healthcare Index and assumes the reinvestment of any dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
Centene Corporation	$100.00	$143.80	$253.32	$321.02	$275.66	$492.10
New York Stock Exchange Composite Index	100.00	123.18	128.37	120.13	130.95	151.70
S&P Supercomposite Managed Healthcare Index	100.00	145.12	193.00	231.69	273.88	389.61

Centene Corporation closing stock price	$20.50	$29.48	$51.93	$65.81	$56.51	$100.88
Centene Corporation annual shareholder return	3.5%	43.8%	76.2%	26.7%	(14.1)%	78.5%

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

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. Information presented herein is from continuing operations only and excludes the discontinued operations of Kentucky Spirit.

	Year Ended December 31,
(From Continuing Operations)	2017	2016	2015	2014	2013
	(In millions, except share data in dollars and membership data)
Income Statement Data:
Total Revenues	$48,382	$40,607	$22,760	$16,560	$10,863
Earnings from continuing operations, net of income tax expense	$828	$559	$356	$268	$161

Per Share Data:
Net income attributable to Centene from continuing operations:
Basic	$4.80	$3.50	$2.99	$2.30	$1.49
Diluted	$4.69	$3.41	$2.89	$2.23	$1.43

Other Information (unaudited):
Health benefits ratio (1)	87.3%	86.5%	88.9%	89.3%	88.6%
Selling, general and administrative expense ratio (2)	9.7%	9.8%	8.5%	8.3%	8.8%
Membership	12,207,100	11,441,800	5,107,900	4,060,900	2,879,800

Consolidated Balance Sheet Data:
Cash and cash equivalents, Investments and Restricted deposits	$10,050	$9,118	$3,978	$3,167	$1,915
Total assets	21,855	20,197	7,339	5,824	3,519
Medical claims liability	4,286	3,929	2,298	1,723	1,112
Long-term debt	4,695	4,651	1,216	874	655
Total stockholders' equity	6,864	5,909	2,168	1,743	1,243
_______________
(1) Health benefits ratio represents medical costs as a percentage of premium revenue.
(2) Selling, general and administrative (SG&A) expense ratio represents SG&A expenses as a percentage of premium and service revenues.

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

Fidelis Care Transaction

In September 2017, we signed a definitive agreement under which New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care), will become our health plan in New York State upon closing. Under the terms of the agreement, we will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments. This transaction is expected to close in the second quarter of 2018, subject to various closing conditions and receipt of New York regulatory approvals, including approvals under the New York Not-for-Profit Corporation Law. In October 2017, we announced the early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to market conditions, we expect to fund the transaction with approximately $2.3 billion of new equity, including share consideration, and approximately $1.6 billion of new long-term debt.

Regulatory Trends and Uncertainties

In October 2017, the President signed an executive order allowing trade associations and other groups to establish health plans exempt from certain ACA requirements, which may be sold across state lines. Also, in October 2017, the Trump Administration announced that the federal government would stop funding cost sharing reduction (CSR) subsidies. Additionally, a deal was subsequently reached by bipartisan Senators to restore CSR payments for two years in exchange for more ACA state flexibility. There are no guarantees the deal will reach the Senate floor for vote. The lack of CSR payments from the Federal Government for the fourth quarter of 2017 resulted in expense of $0.08 per diluted share included in our 2017 earnings. The limited impact is the result of payments received through September 30, 2017 in our various states being nearly sufficient to cover our full year CSR expectations. For 2018, all of our states have approved premium rates that assumed no CSR funding. Despite the removal of the CSRs, individuals below 400% of the federal poverty level (our target market) will still have access to subsidies through the Advance Premium Tax Credit (APTC). We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

In December 2017, the Tax Cuts and Jobs Act (Income Tax Reform) was signed into law by the President. The modified tax code includes a lower corporate tax rate and changes to certain credits and deductions, including the limitations to the deductibility of interest expense. The enactment of Income Tax Reform resulted in a benefit of $0.71 per diluted share to our 2017 earnings related to the adjustment of the income tax rate on our net deferred tax liabilities. In addition, the Income Tax Reform bill repealed the individual mandate requirement of the ACA beginning in 2019.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2017 Highlights

Our financial performance for 2017 is summarized as follows:

•	Year-end managed care membership of 12.2 million, an increase of 765,300 members, or 7% over 2016.

•	Total revenues of $48.4 billion, representing 19% growth year-over-year.

•	HBR of 87.3% for 2017, compared to 86.5% for 2016.

•	SG&A expense ratio of 9.7% for 2017, compared to 9.8% for 2016.

•	Adjusted SG&A expense ratio of 9.5% for 2017, compared to 9.0% for 2016.

•	Operating cash flows of $1,489 million, or 1.8 times net earnings, for 2017.

•	Diluted EPS of $4.69 for 2017, compared to $3.41 for 2016.

•	Adjusted Diluted EPS of $5.03 for 2017, compared to $4.43 for 2016.

On March 24, 2016, we acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. Due to the size of this acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the acquisition of Health Net.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2017	2016

GAAP diluted EPS from continuing operations	$4.69	$3.41
Amortization of acquired intangible assets	0.56	0.57
Acquisition related expenses	0.07	0.98
Penn Treaty assessment expense	0.20	—
Cost sharing reductions	0.08	—
Income Tax Reform	(0.71)	—
Charitable contribution	0.14	0.19
California minimum MLR change	—	(0.76)
Debt extinguishment	—	0.04
Adjusted Diluted EPS from continuing operations	$5.03	$4.43

The following items contributed to our revenue and membership growth:

•
Arizona. In January 2017, we continued our participation as a qualified health plan issuer in the Arizona Health Insurance Marketplace and exited the Health Net preferred provider organization offerings in Arizona.

•
Centurion. In April 2016, Centurion began providing correctional healthcare services for the Florida Department of Corrections in three regions. In June 2016, Centurion began operating under two new contracts with the State of New Mexico Corrections Department to provide correctional medical healthcare services and pharmacy services. In June 2017, Centurion began operating under an expanded contract to provide correctional healthcare services for the Florida Department of Corrections in South Florida, expanding our services statewide.

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

•	Louisiana. In July 2016, Louisiana Healthcare Connections began serving Medicaid expansion members.

•	Maryland. In July 2017, our specialty solutions subsidiary, Envolve, Inc., began providing health plan management services for Medicaid operations in Maryland.

•	Missouri. In May 2017, our Missouri subsidiary, Home State Health, began providing managed care services to MO HealthNet Managed Care beneficiaries under an expanded statewide contract.

•
Nebraska. In January 2017, our Nebraska subsidiary, Nebraska Total Care, began operating under a contract with the Nebraska Department of Health and Human Services' Division of Medicaid and Long-Term Care as one of three managed care organizations to administer its new Heritage Health Program for Medicaid, ABD, CHIP, Foster Care and LTSS enrollees.

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

The growth items listed above are partially offset by the following items:

•
In Georgia and Indiana, we were recently successful in reprocuring contracts. However, the Medicaid programs were expanded to include additional insurers, which has reduced our market share. In addition, we are no longer serving LTSS members in Arizona.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the full year benefit in 2018 of business commenced during 2017 in Florida, Maryland, Missouri and Nevada, as discussed above.

•
In February 2018, our Arkansas subsidiary, Arkansas Total Care began managing a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities. Arkansas Total Care will assume full-risk on this population beginning in January 2019.

•
In January 2018, our New Mexico subsidiary, Western Sky Community Care, was awarded a statewide contract in New Mexico for the Centennial Care 2.0 Program. The new contract is expected to commence membership operations in January 2019.

•
In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program including children who are in need through the Department of Children and Family Services (DCFS)/Youth in Care by the Illinois Department of Healthcare and Family Services (HFS). Implementation dates vary by region and will be fully implemented statewide by April 2018. Foster Care will be implemented by July 2018.

•
In January 2018, we expanded our offerings in the 2018 Health Insurance Marketplace. We entered Kansas, Missouri and Nevada, and expanded our footprint in the following six existing markets: Florida, Georgia, Indiana, Ohio, Texas, and Washington.

•	In January 2018, we expanded our offerings in Medicare. We entered Arkansas, Indiana, Kansas, Louisiana, Missouri, Pennsylvania, South Carolina, and Washington and expanded our footprint in Ohio.

•
In January 2018, our subsidiary, Health Net Federal Services, began operating under the TRICARE West Region contract to provide administrative services to Military Health System eligible beneficiaries.

•
In January 2018, our Washington subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health's Fully Integrated Managed Care (FIMC) beneficiaries in the North Central Region.

•
In January 2018, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, began serving enrollees in the Community HealthChoices program. Contract commencement dates vary by zone and will be fully implemented statewide by January 2020.

•
In September 2017, we signed a definitive agreement under which Fidelis Care will become our health plan in New York State upon closing. Under the terms of the agreement, we will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments. This transaction is expected to close in the second quarter of 2018, subject to various closing conditions and receipt of New York regulatory approvals, including approvals under the New York Not-for-Profit Corporation Law.

•
In August 2017, Centurion was recommended for a contract award by the Tennessee Department of Correction to continue providing inmate health services. This contract is expected to commence in the third quarter of 2018.

•
In June 2017, our Mississippi subsidiary, Magnolia Health, was selected by the Mississippi Division of Medicaid to continue serving Medicaid recipients enrolled in the Mississippi Coordinated Access Network (MississippiCAN). Pending regulatory approval, the new three-year agreement, which also includes the option of two one-year extensions, is expected to commence mid-2018.

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

•	In addition, we will no longer be serving Medicaid members in Massachusetts.

In October 2017, the Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2018 ratings year. The 2018 ratings year will affect quality bonus payments for Medicare Advantage plans in 2019. The results indicate that one of Health Net of California, Inc.'s Medicare Advantage plans (H0562) will move to a 3.5 Star rating from a 4.0 Star rating for the 2018 ratings year. The effect of this Star rating change would lower our parent Star rating for the 2018 ratings year from 4.0 Stars to 3.5 Stars. The reduction in the Star rating for Health Net California is the result of a 2015 program audit. Health Net California's underlying rating reflects 4.0 Star performance; however, CMS lowered a single measure (BAPP – Beneficiary Access and Performance Problem) because of a penalty associated with a plan audit in 2015, which caused a decline in the overall score to 3.5 Stars. While overall quality measures improved on a year-over-year basis, such improvement was insufficient to compensate for the lower BAPP measure. The penalty related to the 2015 program audit will only impact the 2018 ratings year and will not have a continuing impact on the Star ratings in future rating years. We are currently appealing. Our commitment to quality remains as strong as ever. We are working to evaluate and mitigate the potential impact on our revenues in 2019 as a result of the lowered 2018 rating and working to implement year-over-year quality improvements. We believe we will return to a 4.0 Star parent rating in future periods.

MEMBERSHIP

From December 31, 2015 to December 31, 2017, we increased our managed care membership by 7.1 million, or 139%. The following table sets forth our membership by state:

	December 31,
	2017	2016	2015
Arizona	640,500	598,300	440,900
Arkansas	85,700	58,600	41,900
California	2,877,800	2,973,500	186,000
Florida	848,800	716,100	510,400
Georgia	483,600	488,000	408,600
Illinois	239,500	237,700	207,500
Indiana	304,500	285,800	282,100
Kansas	129,100	139,700	141,000
Louisiana	485,500	472,800	381,900
Massachusetts	43,000	48,300	61,500
Michigan	2,500	2,000	4,800
Minnesota	9,400	9,400	9,600
Mississippi	329,900	310,200	302,200
Missouri	269,400	105,700	95,100
Nebraska	79,700	—	—
Nevada	34,900	—	—
New Hampshire	74,800	77,400	71,400
New Mexico	7,100	7,100	—
Ohio	332,700	316,000	302,700
Oregon	205,200	217,800	98,700
South Carolina	117,800	122,500	104,000
Tennessee	22,200	21,700	20,000
Texas	1,233,500	1,072,400	983,100
Vermont	1,600	1,600	1,700
Washington	237,800	238,400	209,400
Wisconsin	70,200	73,800	77,100
Total at-risk membership	9,166,700	8,594,800	4,941,600
TRICARE eligibles	2,824,100	2,847,000	—
Non-risk membership	216,300	—	166,300
Total	12,207,100	11,441,800	5,107,900

The following table sets forth our membership by line of business:

	December 31,
	2017	2016	2015
Medicaid:
TANF, CHIP & Foster Care	5,807,300	5,630,000	3,763,400
ABD & LTSS	846,200	785,400	478,600
Behavioral Health	463,700	466,600	456,800
Total Medicaid	7,117,200	6,882,000	4,698,800
Commercial	1,558,300	1,239,100	146,100
Medicare & MMP (1)	333,700	334,300	37,400
Correctional	157,500	139,400	59,300
Total at-risk membership	9,166,700	8,594,800	4,941,600
TRICARE eligibles	2,824,100	2,847,000	—
Non-risk membership	216,300	—	166,300
Total	12,207,100	11,441,800	5,107,900

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	December 31,
	2017	2016	2015
Dual-eligible (2)	474,500	441,400	204,800
Health Insurance Marketplace	959,600	537,200	146,100
Medicaid Expansion	1,091,500	1,080,500	449,000

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare membership in the table above.

From December 31, 2016 to December 31, 2017, our membership increased as a result of:

•	membership growth in our Health Insurance Marketplace service areas;

•	the commencement of health plan management services for Medicaid operations in Maryland;

•	an expanded statewide managed care contract in Missouri; and

•	the commencement of new managed care contracts in Nebraska and Nevada.

From December 31, 2015 to December 31, 2016, our membership increased as a result of:

•	the acquisition of Health Net;

•	organic growth in many of our states, including Florida, Georgia, Oregon, and Texas;

•	product and geographic expansions in Louisiana and Washington;

•	market growth and additional penetration in the Health Insurance Marketplace, which included a private option Medicaid expansion in New Hampshire; and

•	the commencement of correctional healthcare service contracts in Florida and New Mexico.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for each of the three years ended December 31, 2017, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data in dollars):

	2017	2016	2015	% Change 2016-2017	% Change 2015-2016
Premium	$43,353	$35,399	$19,389	22%	83%
Service	2,267	2,180	1,876	4%	16%
Premium and service revenues	45,620	37,579	21,265	21%	77%
Premium tax and health insurer fee	2,762	3,028	1,495	(9)%	103%
Total revenues	48,382	40,607	22,760	19%	78%
Medical costs	37,851	30,636	17,242	24%	78%
Cost of services	1,847	1,864	1,621	(1)%	15%
Selling, general and administrative expenses	4,446	3,676	1,802	21%	104%
Amortization of acquired intangible assets	156	147	24	6%	n.m.
Premium tax expense	2,883	2,563	1,151	12%	123%
Health insurer fee expense	—	461	215	(100)%	114%
Earnings from operations	1,199	1,260	705	(5)%	79%
Investment and other income (expense), net	(65)	(103)	(8)	37%	n.m.
Earnings from continuing operations, before income tax expense	1,134	1,157	697	(2)%	66%
Income tax expense	326	599	339	(46)%	77%
Earnings from continuing operations, net of income tax	808	558	358	45%	56%
Discontinued operations, net of income tax expense (benefit)	—	3	(1)	(100)%	n.m.
Net earnings	808	561	357	44%	57%
(Earnings) loss attributable to noncontrolling interests	20	1	(2)	n.m.	(150)%
Net earnings attributable to Centene Corporation	$828	$562	$355	47%	58%

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$828	$559	$356	48%	57%
Discontinued operations, net of income tax expense (benefit)	—	3	(1)	(100)%	n.m.
Net earnings	$828	$562	$355	47%	58%

Diluted earnings (loss) per common share attributable to Centene Corporation:
Continuing operations	$4.69	$3.41	$2.89	38%	18%
Discontinued operations	—	0.02	(0.01)	n.m.	n.m.
Total diluted earnings per common share	$4.69	$3.43	$2.88	37%	19%

n.m.: not meaningful

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues

Total revenues increased 19% in the year ended December 31, 2017, over the corresponding period in 2016, primarily as a result of a full year of Health Net's results, as well as the impact of growth in the Health Insurance Marketplace business in 2017 and expansions and new programs in many of our states in 2016 and 2017. This was partially offset by the moratorium of the health insurer fee in 2017, lower membership in the commercial business in California as a result of margin improvement actions taken in 2016, and lower specialty pharmacy revenues. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not recognize health insurer fee revenue in 2017, compared to $531 million recognized in 2016. During the year ended December 31, 2017, we received Medicaid premium rate adjustments which yielded an approximate net 1% composite change across all of our markets.

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

The HBR for the year ended December 31, 2017 was 87.3%, an increase of 80 basis points over the comparable period in 2016. The increase compared to last year was primarily a result of the $195 million of revenue recognized in 2016 relating to the minimum MLR change in California, which reduced the 2016 HBR by 50 basis points, a premium rate reduction for California Medicaid Expansion effective July 1, 2017, an increase in flu related costs over 2016, and the impact of new or expanded health plans, which initially operate at a higher HBR. These increases were partially offset by growth in the Health Insurance Marketplace business, which operates at a lower HBR.

Cost of Services

Cost of services decreased by $17 million in the year ended December 31, 2017, compared to the corresponding period in 2016. This was primarily due to lower specialty pharmacy sales and decreased costs associated with our federal services business, partially offset by growth in our correctional business. The cost of service ratio for the year ended December 31, 2017 was 81.5%, compared to 85.5% in 2016. The decrease in the cost of service ratio is primarily due to decreased costs associated with our federal services business and the results of the shared savings programs in our home-based primary care business.

Selling, General and Administrative Expenses

SG&A increased by $770 million in the year ended December 31, 2017, compared to the corresponding period in 2016. This was primarily a result of:

•	a full year of the Health Net business in our 2017 results;

•	the impact of new programs in many of our states in 2016 and 2017;

•	higher business expansion costs;

•	additional expense recognized for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty; and

•	higher variable compensation expenses based on the performance of the business in 2017.

The increases above are partially offset by a decrease in acquisition related expenses of $214 million.

The SG&A expense ratio was 9.7% for the year ended December 31, 2017, compared to 9.8% for the year ended December 31, 2016. The decrease in the SG&A expense ratio was primarily attributable to lower acquisition related expenses, partially offset by higher business expansion costs over 2016, the Penn Treaty assessment and our results including a full year of the Health Net business, which operates at a higher SG&A expense ratio due to a greater mix of commercial and Medicare business.

The Adjusted SG&A expense ratio was 9.5% for the year ended December 31, 2017, compared to 9.0% for the year ended December 31, 2016. The increase in the Adjusted SG&A expense ratio was primarily attributable to higher business expansion costs over 2016 and a full year of the Health Net business in our 2017 results, which operates at a higher SG&A expense ratio due to a greater mix of commercial and Medicare business.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not recognize health insurer fee expense for the year ended December 31, 2017, compared to $461 million recognized for the year ended December 31, 2016.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2017	2016
Investment income	$187	$109
Earnings from equity method investments	3	5
Interest expense	(255)	(217)
Other income (expense), net	$(65)	$(103)

The increase in investment income in 2017 reflects higher interest rates and investment balances over 2016, as well as interest income from the State of Illinois related to capitation payment delays. Interest expense increased during the year ended December 31, 2017 by $38 million due to an increase in net borrowings, primarily related to the issuance of an additional $2.4 billion in Senior Notes in February 2016 in connection with the financing of the Health Net transaction.

Income Tax Expense

For the year ended December 31, 2017, we recorded income tax expense of $326 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 28.7%. The effective tax rate reflects the effect of Income Tax Reform and the health insurer fee moratorium. For the year ended December 31, 2017, we recorded lower income tax expense of $125 million related to the provisional effect of the income tax rate reduction, primarily represented as a reduction to our deferred income tax liabilities. For the year ended December 31, 2016, we recorded income tax expense of $599 million on pre-tax earnings of $1.2 billion, or an effective tax rate of 51.8%, which reflects the non-deductibility of the health insurer fee expense as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$45,842	$38,382	19%
Specialty Services	12,055	8,377	44%
Eliminations	(9,515)	(6,152)	(55)%
Consolidated Total	$48,382	$40,607	19%
Earnings from Operations
Managed Care	$917	$1,077	(15)%
Specialty Services	282	183	54%
Consolidated Total	$1,199	$1,260	(5)%

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

Managed Care

Total revenues increased 19% in the year ended December 31, 2017, compared to the corresponding period in 2016, primarily as a result of a full year of the Health Net business in our 2017 results and growth, expansions or new programs in many of our states, particularly Arkansas, Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, Ohio, and Texas, partially offset by the health insurer fee moratorium. Earnings from operations decreased $160 million between years primarily as a result of the $195 million of revenue recognized in 2016 relating to the minimum MLR change in California, the health insurer fee moratorium in 2017, and new or expanded health plans, which initially operate at a higher HBR and incur start-up costs. These drivers were partially offset by $214 million of lower acquisition related expenses and growth in the Health Insurance Marketplace business.

Specialty Services

Total revenues increased 44% in the year ended December 31, 2017, compared to the corresponding period in 2016, resulting primarily from the a full year of the Health Net business in our 2017 results, the continued integration of Health Net into our specialty services, increased services associated with membership growth in the Managed Care segment, and growth in our correctional services and home-based primary care businesses. Earnings from operations increased $99 million between years primarily due to a full year of the Health Net business in our 2017 results.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Revenues

Total revenues increased 78% in the year ended December 31, 2016, over the corresponding period in 2015, primarily as a result of the acquisition of Health Net, growth in the Health Insurance Marketplace business, and the impact from expansions, acquisitions or new programs in many of our states in 2016 and 2015. During the year ended December 31, 2016, we received Medicaid premium rate adjustments which yielded a net 1% composite rate change across all of our markets.

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

Selling, General and Administrative Expenses

SG&A increased by $1.9 billion in the year ended December 31, 2016, compared to the corresponding period in 2015. This was primarily due to the acquisition of Health Net, acquisition related expenses, restructuring and integration costs, and the impact from expansions, acquisitions, or new programs in many of our states in 2016 and 2015. During the year ended December 31, 2016, we recorded approximately $234 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.98. During the year ended December 31, 2015, we recorded approximately $27 million of Health Net acquisition related expenses, which reduced our diluted earnings per share by $0.14. We also recorded expense of $50 million in 2016 for contribution commitments to our charitable foundation.

The SG&A expense ratio was 9.8% for the year ended December 31, 2016 compared to 8.5% for the year ended December 31, 2015. The Adjusted SG&A expense ratio was 9.0% for the year ended December 31, 2016 compared to 8.3% for the year ended December 31, 2015. The increase in the SG&A expense ratio is primarily attributable to the addition of the Health Net business, which operates at a higher SG&A expense ratio due to a higher mix of commercial and Medicare business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2016	2015
Investment income	$109	$27
Earnings from equity method investments	5	8
Interest expense	(217)	(43)
Other income (expense), net	$(103)	$(8)

The increase in investment income in 2016 reflects an increase in investment balances over 2015, primarily due to the acquisition of Health Net. Interest expense increased during the year ended December 31, 2016 by $174 million primarily reflecting the issuance of an additional $2,400 million in Senior Notes in February 2016 in connection with the financing of the Health Net transaction. Interest expense also increased due to the issuance of an additional $500 million in Senior Notes in June 2016, the assumption of Health Net's $400 million in Senior Notes, and the issuance of the $1,200 million in Senior Notes in November 2016. These increases were partially offset by the redemption of the Centene $425 million 5.75% Senior Notes and the Health Net $400 million 6.375% Senior Notes in November 2016 and December 2016, respectively. In addition, we incurred $11 million associated with the early redemption of the Centene 5.75% Senior Notes due 2017 and the Health Net 6.375% Senior Notes due 2017, which was recorded in interest expense.

Income Tax Expense

For the year ended December 31, 2016, we recorded income tax expense of $599 million on pre-tax earnings of $1.2 billion, or an effective tax rate of 51.8%. For the year ended December 31, 2015, we recorded income tax expense of $339 million on pre-tax earnings of $697 million, or an effective tax rate of 48.6%. The effective tax rate is higher than the applicable statutory rate primarily as a result of the non-deductibility of the health insurer fee expense, limitations on the deductibility of compensation, and the non-deductibility of certain acquisition related costs incurred in connection with the acquisition of Health Net.

Segment Results

As previously discussed, Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan were reclassified to the Managed Care segment in January 2017. The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions) and reflects the above change:

	2016	2015	% Change 2015-2016
Total Revenues
Managed Care	$38,382	$20,966	83%
Specialty Services	8,377	6,757	24%
Eliminations	(6,152)	(4,963)	(24)%
Consolidated Total	$40,607	$22,760	78%
Earnings from Operations
Managed Care	$1,077	$531	103%
Specialty Services	183	174	5%
Consolidated Total	$1,260	$705	79%

Managed Care

Total revenues increased 83% in the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of the acquisition of Health Net and expansions or new programs in many of our states, particularly California, Florida, Georgia, Indiana, Louisiana, Mississippi, Oregon, Texas, and Washington. Earnings from operations increased $546 million between years primarily reflecting the acquisition of Health Net and product and geographical expansions in many of our states.

Specialty Services

Total revenues increased 24% in the year ended December 31, 2016, compared to the year ended December 31, 2015, resulting primarily from the acquisition of Health Net, growth in our behavioral health and correctional services businesses, and increased services associated with membership growth in the Managed Care segment. Earnings from operations increased $9 million in the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to an increase in earnings related to our pharmacy benefits management and correctional services businesses and the Health Net acquisition, partially offset by lower earnings in our specialty pharmacy and home-based primary care businesses, as well as increased utilization in several specialty services businesses.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2017, 2016 and 2015, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$1,489	$1,851	$658
Net cash used in investing activities	(1,265)	(2,397)	(813)
Net cash (used in) provided by financing activities	(82)	2,717	305
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—
Net increase in cash and cash equivalents	$142	$2,170	$150

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Cash flows from operating activities for 2017 were $1.5 billion, or 1.8 times net earnings, compared to $1.9 billion in 2016. The cash provided by operations in 2017 was primarily due to net earnings, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska and Nevada health plans.

Cash flows from operating activities for 2016 was $1.9 billion, compared to $658 million in 2015. Cash provided by operations in 2016 was primarily due to net earnings, an increase in accounts payable and accrued expenses and medical claims liabilities, and a decrease in other assets and premium and trade receivables. Additionally, cash provided by operations in 2016 was increased by approximately $445 million due to the timing of cash receipts shortly following the acquisition date. The cash provided by operations in 2015 was primarily related to net earnings and an increase in medical claims liabilities resulting from growth in the business, partially offset by increases in premium and trade receivables.

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

	Year Ended December 31,
	2017	2016	2015
(Increase) decrease in premium and trade receivables	$(50)	$74	$(360)
Increase (decrease) in unearned revenue	19	43	(27)
Net increase (decrease) in operating cash flow	$(31)	$117	$(387)

Cash Flows Used in Investing Activities

Investing activities used cash of $1.3 billion for the year ended December 31, 2017, $2.4 billion in 2016, and $813 million in 2015. Cash flows used in investing activities in 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

We spent $422 million and $306 million in the year ended December 31, 2017 and 2016, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of December 31, 2017, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.3 years. We had unregulated cash and investments of $310 million at December 31, 2017, compared to $264 million at December 31, 2016. Unregulated cash and investments include equity method investments and company owned life insurance contracts.

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

Cash flows used in investing activities in 2015 primarily consisted of additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments and capital expenditures.

Cash Flows (Used in) Provided by Financing Activities

Our financing activities used cash of $82 million in 2017, compared to providing cash of $2.7 billion and $305 million in 2016 and 2015, respectively. Financing activities in 2017, 2016 and 2015 are discussed below.

2017

During 2017, our net financing activities primarily related to common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units and the purchase of noncontrolling interest, partially offset by increased borrowings on our revolving credit agreement. In December 2017, we amended and increased our $1,000 million unsecured revolving credit facility (Revolving Credit Facility) to $1,500 million.

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

In connection with the closing of the Health Net acquisition on March 24, 2016, our then-existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with the Revolving Credit Facility. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate.

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

In November 2016, we issued $1,200 million of 4.75% Senior Notes due 2025 ($1,200 Million Notes). We used the net proceeds to redeem our $425 million of 5.75% Senior Notes due 2017 and Health Net's $400 million of 6.375% Senior Notes due 2017, to repay amounts outstanding under our Revolving Credit Facility, to pay related fees and expenses and for general purposes.

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

Liquidity Metrics

In December 2017, we amended and increased our $1,000 million revolving credit facility to $1,500 million. The agreement has a maturity date of December 14, 2022. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of December 31, 2017, we had $150 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of December 31, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $77 million as of December 31, 2017, which were not part of our revolving credit facility. We also had letters of credit for $45 million (valued at the December 31, 2017 conversion rate), or €38 million, representing our proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.31% as of December 31, 2017. In addition, we had outstanding surety bonds of $404 million as of December 31, 2017.

The indentures governing our various maturities of senior notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. As of December 31, 2017, we were in compliance with all covenants.

In October 2017, we executed a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of December 31, 2017, we had no borrowing outstanding under the loan. We expect to begin drawing on the construction loan in 2018.

In February 2017 and in connection with the November 2016 issuance of $1,200 Million Notes, we entered into interest rate swap agreements for a notional amount of $600 million, at floating rates of interest based on the one month LIBOR plus 2.53%. Gains and losses due to the changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1,200 Million Notes.

At December 31, 2017, we had working capital, defined as current assets less current liabilities, of a negative $629 million, compared to a negative $258 million at December 31, 2016. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At December 31, 2017, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 40.6%, compared to 44.1% at December 31, 2016. Excluding the $61 million non-recourse mortgage note, our debt to capital ratio was 40.3% as of December 31, 2017, compared to 43.7% at December 31, 2016. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to 8 million shares of common stock from time to time on the open market or through privately negotiated transactions. We have 3 million available shares remaining under the program for repurchases as of December 31, 2017. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2017, 2016 or 2015.

During the year ended December 31, 2017, 2016 and 2015, we received dividends of $312 million, $121 million, and $11 million, respectively, from our regulated subsidiaries.

2018 Expectations

In the second quarter of 2018, we expect to complete the Proposed Fidelis Acquisition, for approximately $3.75 billion. In connection with the upcoming closing of the acquisition, we expect to issue approximately $2.3 billion of new equity and approximately $1.6 billion of new debt. The proceeds of the debt issuance will be held in escrow until the closing of the Proposed Fidelis Acquisition.

During 2018, we expect to make net capital contributions to our insurance subsidiaries of approximately $325 million associated with our growth and spend approximately $706 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Also, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$4,286	$4,286	$—	$—	$—
Debt and interest	6,217	276	564	2,962	2,415
Operating lease obligations	793	169	287	182	155
Purchase obligations	246	148	49	33	16
Other long-term liabilities (1)	—	—	—	—	—
Total	$11,542	$4,879	$900	$3,177	$2,586

(1) Our Consolidated Balance Sheet as of December 31, 2017, includes $952 million of other long-term liabilities. This consists primarily of long-term deferred income taxes, liabilities under our deferred compensation plan, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

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

•
contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which the present value of $61 million was expensed in the year ended December 31, 2016 and classified as SG&A expenses in the Consolidated Statements of Operations; and

•	invest $75 million of its investment portfolio in vehicles supporting California’s healthcare infrastructure.
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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2017, our subsidiaries had aggregate statutory capital and surplus of $5,153 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,251 million. During the year ended December 31, 2017, we contributed $26 million of net statutory capital to our subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the required amount as specified in the undertaking.

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2017, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2017, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,251 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere herein. Our accounting policies regarding intangible assets, medical claims liability and revenue recognition are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2017, we had $4,749 million of goodwill and $1,398 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technologies	5 years

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

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims incurred during a given period that have been received or adjudicated as of the reporting period to the estimate of the total ultimate incurred costs. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See “Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.” These approaches are consistently applied to each period presented.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2017 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(1.00)%	$257	(1.00)%	$(65)
(0.75)	192	(0.75)	(49)
(0.50)	128	(0.50)	(33)
(0.25)	64	(0.25)	(16)
0.25	(63)	0.25	16
0.50	(127)	0.50	33
0.75	(189)	0.75	49
1.00	(252)	1.00	65
(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $31 million for the year ended December 31, 2017, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Balance, January 1,	$3,929	$2,298	$1,723
Reinsurance recoverable	5	—	—
Balance, January 1, net	3,924	2,298	1,723
Acquisitions	—	1,482	79
Incurred related to:
Current year	38,225	30,946	17,471
Prior years	(374)	(310)	(229)
Total incurred	37,851	30,636	17,242

Paid related to:
Current year	34,196	28,532	15,279
Prior years	3,311	1,960	1,467
Total paid	37,507	30,492	16,746
Balance, December 31, net	4,268	3,924	2,298
Reinsurance recoverable	18	5	—
Balance, December 31,	$4,286	$3,929	$2,298
Days in claims payable (1)	41	42	44

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2017 will be known by the end of 2018.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $1 million, $39 million and $47 million of the “Incurred related to: Prior years” was recorded as a reduction to premium revenues in 2017, 2016 and 2015, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

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

•
Increased emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected patients with the coordination of healthcare services in order to meet a patient's specific healthcare needs.

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

Our Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. We and the healthcare providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS and record revenues on a risk adjusted basis.

Our specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. We recognize revenue related to administrative services under the TRICARE government-sponsored managed care support contract on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2017, we had short-term investments of $531 million and long-term investments of $5,447 million, including restricted deposits of $135 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2017, the fair value of our fixed income investments would decrease by approximately $187 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2017, the fair value of our debt would decrease by approximately $123 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Centene Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2005.

St. Louis, Missouri
February 20, 2018

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,072	$3,930
Premium and trade receivables	3,413	3,215
Short-term investments	531	505
Other current assets	687	715
Total current assets	8,703	8,365
Long-term investments	5,312	4,545
Restricted deposits	135	138
Property, software and equipment, net	1,104	797
Goodwill	4,749	4,712
Intangible assets, net	1,398	1,545
Other long-term assets	454	95
Total assets	$21,855	$20,197
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$4,286	$3,929
Accounts payable and accrued expenses	4,165	3,763
Return of premium payable	549	614
Unearned revenue	328	313
Current portion of long-term debt	4	4
Total current liabilities	9,332	8,623
Long-term debt	4,695	4,651
Other long-term liabilities	952	869
Total liabilities	14,979	14,143
Commitments and contingencies
Redeemable noncontrolling interests	12	145
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; authorized 400,000 shares; 180,379 issued and 173,437 outstanding at December 31, 2017, and 178,134 issued and 171,919 outstanding at December 31, 2016	—	—
Additional paid-in capital	4,349	4,190
Accumulated other comprehensive loss	(3)	(36)
Retained earnings	2,748	1,920
Treasury stock, at cost (6,942 and 6,215 shares, respectively)	(244)	(179)
Total Centene stockholders’ equity	6,850	5,895
Noncontrolling interest	14	14
Total stockholders’ equity	6,864	5,909
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$21,855	$20,197
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Premium	$43,353	$35,399	$19,389
Service	2,267	2,180	1,876
Premium and service revenues	45,620	37,579	21,265
Premium tax and health insurer fee	2,762	3,028	1,495
Total revenues	48,382	40,607	22,760
Expenses:
Medical costs	37,851	30,636	17,242
Cost of services	1,847	1,864	1,621
Selling, general and administrative expenses	4,446	3,676	1,802
Amortization of acquired intangible assets	156	147	24
Premium tax expense	2,883	2,563	1,151
Health insurer fee expense	—	461	215
Total operating expenses	47,183	39,347	22,055
Earnings from operations	1,199	1,260	705
Other income (expense):
Investment and other income	190	114	35
Interest expense	(255)	(217)	(43)
Earnings from continuing operations, before income tax expense	1,134	1,157	697
Income tax expense	326	599	339
Earnings from continuing operations, net of income tax expense	808	558	358
Discontinued operations, net of income tax expense (benefit)	—	3	(1)
Net earnings	808	561	357
(Earnings) loss attributable to noncontrolling interests	20	1	(2)
Net earnings attributable to Centene Corporation	$828	$562	$355

Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	$828	$559	$356
Discontinued operations, net of income tax expense (benefit)	—	3	(1)
Net earnings	$828	$562	$355

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$4.80	$3.50	$2.99
Discontinued operations	—	0.02	(0.01)
Basic earnings per common share	$4.80	$3.52	$2.98

Diluted:
Continuing operations	$4.69	$3.41	$2.89
Discontinued operations	—	0.02	(0.01)
Diluted earnings per common share	$4.69	$3.43	$2.88

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$808	$561	$357
Reclassification adjustment, net of tax	(2)	(2)	—
Change in unrealized gain (loss) on investments, net of tax	28	(22)	(4)
Defined benefit pension plan net gain arising during the period, net of tax	1	1	—
Foreign currency translation adjustments	6	(3)	(5)
Other comprehensive earnings (loss)	33	(26)	(9)
Comprehensive earnings	841	535	348
Comprehensive (earnings) loss attributable to the noncontrolling interests	20	1	(2)
Comprehensive earnings attributable to Centene Corporation	$861	$536	$346

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2014	124,275	$—	$840	$(1)	$1,003	5,841	$(98)	$(1)	$1,743
Net earnings	—	—	—	—	355	—	—	—	355
Other comprehensive earnings (loss), net of ($3) tax	—	—	—	(9)	—	—	—	—	(9)
Common stock issued for acquisitions	—	—	8	—	—	(248)	4	—	12
Common stock issued for employee benefit plans	2,580	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	919	(53)	—	(53)
Stock compensation expense	—	—	71	—	—	—	—	—	71
Excess tax benefits from stock compensation	—	—	25	—	—	—	—	—	25
Contribution from noncontrolling interest	—	—	—	—	—	—	—	11	11
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, December 31, 2015	126,855	$—	$956	$(10)	$1,358	6,512	$(147)	$11	$2,168
Net earnings	—	—	—	—	562	—	—	1	563
Other comprehensive earnings (loss), net of ($14) tax	—	—	—	(26)	—	—	—	—	(26)
Common stock issued for acquisitions	48,218	—	3,074	—	—	(1,375)	31	—	3,105
Common stock issued for employee benefit plans	3,061	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	1,078	(63)	—	(63)
Stock compensation expense	—	—	148	—	—	—	—	—	148
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Balance, December 31, 2016	178,134	$—	$4,190	$(36)	$1,920	6,215	$(179)	$14	$5,909
Net earnings	—	—	—	—	828	—	—	—	828
Other comprehensive earnings, net of $15 tax	—	—	—	33	—	—	—	—	33
Common stock issued for employee benefit plans	2,245	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	727	(65)	—	(65)
Stock compensation expense	—	—	135	—	—	—	—	—	135
Purchase of noncontrolling interest	—	—	13	—	—	—	—	—	13
Balance, December 31, 2017	180,379	$—	$4,349	$(3)	$2,748	6,942	$(244)	$14	$6,864

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$808	$561	$357
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	361	278	111
Stock compensation expense	135	148	71
Debt extinguishment costs	—	(7)	—
Deferred income taxes	(108)	92	(17)
Gain on contingent consideration	(1)	(5)	(44)
Goodwill and intangible adjustment	—	—	38
Changes in assets and liabilities
Premium and trade receivables	(50)	74	(360)
Other assets	(146)	167	(102)
Medical claims liabilities	359	145	536
Unearned revenue	19	43	(27)
Accounts payable and accrued expenses	53	402	39
Other long-term liabilities	68	(61)	51
Other operating activities, net	(9)	14	5
Net cash provided by operating activities	1,489	1,851	658
Cash flows from investing activities:
Capital expenditures	(422)	(306)	(150)
Purchases of investments	(2,704)	(2,450)	(1,321)
Sales and maturities of investments	1,899	1,656	669
Investments in acquisitions, net of cash acquired	(50)	(1,297)	(18)
Other investing activities, net	12	—	7
Net cash used in investing activities	(1,265)	(2,397)	(813)
Cash flows from financing activities:
Proceeds from borrowings	1,400	8,946	1,925
Payment of long-term debt	(1,353)	(6,076)	(1,583)
Common stock repurchases	(65)	(63)	(53)
Purchase of noncontrolling interest	(66)	(14)	—
Debt issuance costs	(3)	(76)	(4)
Other financing activities, net	5	—	20
Net cash (used in) provided by financing activities	(82)	2,717	305
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—
Net increase in cash and cash equivalents	142	2,170	150
Cash and cash equivalents, beginning of period	3,930	1,760	1,610
Cash and cash equivalents, end of period	$4,072	$3,930	$1,760
Supplemental disclosures of cash flow information:
Interest paid	$237	$165	$55
Income taxes paid	$496	$556	$328
Equity issued in connection with acquisitions	$—	$3,105	$12

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Centene Corporation, or the Company, is a diversified, multi-national healthcare enterprise operating in two segments: Managed Care and Specialty Services. The Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicare and Medicaid, and the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program (ABD), Medicare, and the Health Insurance Marketplace. The Company also offers a variety of individual, small group, and large group commercial healthcare products, both to employers and directly to members in the Managed Care segment. The Specialty Services segment consists of our specialty companies offering auxiliary healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. The Specialty Service segment also includes the Government Contracts business which includes the Company's government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program, the Military Family and Life Counseling (MFLC) contract with the DoD, and other healthcare related government contracts, including the Patient Centered Community Care (PC3) contract with the U.S. Department of Veterans Affairs (VA).

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2017 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.

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

The Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date; however, these estimates are sometimes preliminary and, in some instances, all information required to value the assets acquired and liabilities assumed may not be available or final as of the end of a reporting period subsequent to the business combination. If the accounting for the business combination is incomplete, provisional amounts are recorded. The provisional amounts are updated during the period determined, up to one year from the acquisition date. The Company includes the results of operations of acquired businesses in the Company's consolidated results prospectively from the date of acquisition.

Acquisition related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds, bank certificates of deposit and savings accounts.

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

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets. Management obtains quoted market prices and other observable inputs for these disclosures. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and trade receivables, medical claims liability, accounts payable and accrued expenses, unearned revenue, and certain other current assets and liabilities are carried at cost, which approximates fair value because of their short-term nature.

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of purchased contract rights, provider contracts, customer relationships, trade names, developed technologies and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technologies	5 years

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

The Company's Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. The Company and the healthcare providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis.

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored managed care support contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based incentives and penalties. For each of the incentives or penalties, the Company adjusts revenue accordingly based on the amount that it has earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium. If the Company is able to negotiate reimbursement of portions of these premium taxes or the HIF, it recognizes revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the “gross-up” to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations.

Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “three Rs”, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual medical loss ratio (MLR) and cost sharing reductions. Each of the three R programs are taken into consideration to determine if the Company's estimated annual medical costs are less than the minimum loss ratio and require an adjustment to premium revenues to meet the minimum MLR.

The Company’s accounting policies for the programs are as follows:

Risk Adjustment

The permanent risk adjustment program established by the ACA transfers funds from qualified individual and small group insurance plans with below average risk scores to those plans with above average risk scores within each state. The Company estimates the receivable or payable under the risk adjustment program based on its estimated risk score compared to the state average risk score. The Company may record a receivable or payable as an adjustment to premium revenues to reflect the year to date impact of the risk adjustment based on its best estimate. The Company expects to refine its estimate as new information becomes available.

Reinsurance

The ACA established a transitional 2014 to 2016 three-year reinsurance program whereby the Company’s claims costs incurred for qualified members will be reimbursed when they exceed a specific threshold. For the 2016 benefit year, qualified member claims that exceeded $90,000 entitled the Company to reimbursement from the programs at 50% coinsurance. The Company accounts for reinsurance recoveries as a reduction of medical costs based on each individual case that exceeds the reinsurance threshold established by the program.

Risk Corridor

The temporary 2014 to 2016 three-year risk corridor program established by the ACA applies to qualified individual and small group health plans operating both inside and outside of the Health Insurance Marketplace. The risk corridor program limits the Company’s gains and losses in the Health Insurance Marketplace by comparing certain medical and administrative costs to a target amount and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from the federal government. The Company records a risk corridor receivable or payable as an adjustment to premium revenues on a year to date basis based on where its estimated annual costs fall within the risk corridor range.

Minimum Medical Loss Ratio

Additionally, the ACA established a minimum annual MLR for the Health Insurance Marketplace. Each of the three R programs described above are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to premium revenues to meet the minimum MLR.

Cost Sharing Reductions (CSRs)

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with an FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL level when services are provided by an Indian Health Service. In order to compensate issuers for reduced cost sharing provided to enrollees, CMS pays an advance CSR payment to the Company each month based on the Company’s certification data provided at the time of the qualified health plan application. After the close of the benefit year, the Company is required to provide CMS with data on the value of the CSRs provided to enrollees based on either a ‘simplified’ or ‘standard’ approach. A reconciliation will occur in order to calculate the difference between the Company’s CSR advance payments received and the value of CSRs provided to enrollees. This reconciliation will produce either a payable or receivable to/from CMS. The Company has elected the standard methodology approach. In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers.

Premium and Trade Receivables and Unearned Revenue

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and trade receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectibility of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Amounts receivable under federal contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract.

Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2017	2016	2015
Allowances, beginning of year	$29	$10	$5
Amounts charged to expense	35	33	12
Write-offs of uncollectible receivables	(40)	(14)	(7)
Allowances, end of year	$24	$29	$10

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. The current contracts expire on various dates between February 28, 2018 and December 31, 2022. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the State of California, where the percentage of the Company's total revenue was 18%, 21% and 3% for the years ended December 31, 2017, 2016 and 2015, respectively; the State of Florida, where the percentage of the Company's total revenue was 14% for the year ended December 31, 2015; and the State of Texas, where the percentage of the Company's total revenue was 12%, 13% and 22% for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, interest rate swaps, credit facilities, interest on capital leases and credit facility fees.

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

Stock Based Compensation

The fair value of the Company's employee share options and similar instruments are estimated using the Black-Scholes option-pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits related to stock compensation are presented as a cash inflow from financing activities for the year ended December 31, 2015 and as a cash inflow from operating activities for the years ended December 31, 2017 and 2016 due to the prospective adoption of employee share-based payment guidance in 2016. The Company accounts for forfeitures when they occur.

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

Recently Adopted Accounting Guidance

In August 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company early adopted the new guidance in the fourth quarter of 2017. The new guidance did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In August 2017, the FASB issued an ASU which amends the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting. In addition, the new standard enhances the understandability of hedge results and simplifies the application of hedge accounting in certain situations. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued an ASU which requires entities to measure equity investments at fair value and recognize any change in fair value in net income. The standard does not apply to equity methods that result in consolidation of the investee and those accounted for under the equity method. The standard also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, early adoption is permitted for this component of the new standard. Companies are required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year in which the guidance is adopted, with the exception of amendments related to equity investments without readily determinable fair values, which will be applied prospectively to all investments that exist as of the date of adoption. The Company adopted the new guidance in the first quarter of 2018. The new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued an ASU which introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The new standard presently requires a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. The FASB has proposed an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the date of initial application. The Company is currently evaluating the effect of the new lease guidance.

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative-effect increase to retained earnings of approximately $17 million. The Company also elected the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. The majority of the Company's revenues are derived from insurance contracts and are excluded from the new standard. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The total consideration for the acquisition was $5,287 million, consisting of Centene common shares valued at $3,038 million (based on Centene's stock price of $62.70), $2,247 million in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service. Each Health Net share was converted into 0.622 of a validly issued, fully paid, non-assessable share of Centene common stock and $28.25 in cash. In total, 48,449 thousand shares of Centene common stock were issued in connection with the transaction. The cash portion of the acquisition consideration was funded through the issuance of long-term debt as further discussed in Note 11, Debt. For the years ended December 31, 2017, 2016 and 2015, the Company also recognized acquisition related expenses of $7 million, $234 million, $27 million respectively, related to the Health Net acquisition, which were recorded in selling, general and administrative (SG&A) expense in the Consolidated Statements of Operations.

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

The Company's allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of March 24, 2016, is as follows ($ in millions):

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$956
Premium and trade receivables (a)	1,890
Short-term investments	74
Other current assets	524
Long-term investments	2,037
Restricted deposits	30
Property, software and equipment, net	41
Intangible assets (b)	1,530
Other long-term assets	136
Total assets acquired	7,218

Medical claims liability (c)	1,482
Borrowings under revolving credit facility	285
Accounts payable and accrued expenses (c) (d)	2,297
Return of premium payable	435
Unearned revenue	130
Long-term deferred tax liabilities (e)	311
Long-term debt (f)	418
Other long-term liabilities	432
Total liabilities assumed	5,790

Total identifiable net assets	1,428
Goodwill (g)	3,859
Total assets acquired and liabilities assumed	$5,287

Significant fair value adjustments are noted as follows:

(a)
The fair value of premium and trade receivables approximated their historical cost, with the exception of the risk corridor receivable associated with the Health Insurance Marketplace. The fair value of the risk corridor receivable was estimated at $9 million.

(b)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after-tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also utilized in estimating the fair value of certain intangible assets. The Company determined the fair value of intangibles to be $1,530 million with a weighted average life of 12 years. Intangible assets include purchased contract rights, provider contracts, trade names and developed technologies.

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

(f)
Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Health Net's $400 million Senior Notes assumed in the acquisition was $418 million. The $18 million increase was initially being amortized as a reduction to interest expense over the remaining life of the debt; however, in November 2016, this debt was redeemed. See further discussion in Note 11, Debt.

(g)
The acquisition resulted in $3,859 million of goodwill related primarily to buyer specific synergies expected from the acquisition and the assembled workforce of Health Net. This goodwill is not deductible for income tax purposes. The Company assigned $3,643 million of goodwill to the Managed Care segment and $216 million of goodwill to the Specialty Services segment.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights	$1,095	13
Provider contracts	181	11
Trade names	150	10
Developed technologies	104	5
Total intangible assets acquired	$1,530	12

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

The unaudited pro forma financial information reflects the historical results of Centene and Health Net adjusted as if the acquisition had occurred on January 1, 2015, primarily for the following:

•	additional interest income associated with adjusting the amortized cost of Health Net's investment portfolio to fair value;

•	elimination of historical Health Net intangible asset amortization expense and addition of amortization expense based on the current values of identifiable intangible assets;

•	adjustments to premium revenues related to the risk corridor receivables associated with the Health Insurance Marketplace to align with Centene's accounting policies;

•	interest expense associated with financing the acquisition and amortization of the fair value adjustment to Health Net's debt;

•	additional stock compensation expense related to the amortization of the fair value increase to Health Net rollover stock awards.

•	increased tax expense due to the assumption that Centene would be subject to the IRS Regulation 162(m)(6) beginning in 2015; and

•	elimination of acquisition related costs.

Restructuring Related Charges

In connection with the Health Net acquisition, the Company undertook a restructuring plan as a result of the integration of Health Net's operations into its business, resulting in a reduction in workforce beginning in 2016 and expected to continue through early 2017. The restructuring related costs are classified as SG&A expenses in the Consolidated Statements of Operations. Changes in the restructuring liability for the years ended December 31, 2016 and 2017 were as follows ($ in millions):

	Employee Termination Costs	Stock Based Compensation	Total
Total accrued restructuring costs as of December 31, 2015	$—	$—	$—
Charges incurred	46	43	89
Paid/settled	(28)	(43)	(71)
Total accrued restructuring costs as of December 31, 2016	$18	$—	$18
Charges incurred	4	3	7
Paid/Settled	(20)	$(3)	(23)
Total accrued restructuring costs as of December 31, 2017	$2	$—	$2

The Company recorded employee termination costs of $46 million and $4 million for the years ended December 31, 2016 and 2017, respectively, and stock based compensation of $43 million and $3 million for the years ended December 31, 2016 and 2017, respectively, in the Managed Care Segment. The Company does not expect to incur any further material employee termination or stock based compensation costs related to the acquisition.

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

•
contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which the present value of $61 million was expensed in the year ended December 31, 2016, and classified as SG&A expenses in the Consolidated Statements of Operations; and

•	invest $75 million of its investment portfolio in vehicles supporting California’s healthcare infrastructure.

4. Acquisitions and Noncontrolling Interest

Acquisitions

Fidelis Care Transaction. In September 2017, the Company signed a definitive agreement under which New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care), (Proposed Fidelis Acquisition or Fidelis Care Transaction) will become the Company's health plan in New York State. Under the terms of the agreement, the Company will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments.

Foundation Care. On October 1, 2017, the Company acquired 80% of a national, full-service specialty pharmacy, providing service to patients with certain chronic respiratory and digestive conditions for $59 million. The fair value of consideration consists of initial cash consideration of $53 million, the present value of deferred consideration of $2 million to be paid out over a two year period, and the fair value of estimated contingent consideration of $4 million. The contingent consideration is based upon meeting certain one-year performance metrics and will not exceed $32 million.

The Company's preliminary allocation of fair value resulted in goodwill of $37 million (which is deductible for income tax purposes) and other identifiable intangible assets of $16 million. The Company has not finalized the allocation of the fair value of assets and liabilities. The acquisition is recorded in the Specialty Services segment.

USMM. In August 2017, the Company acquired the remaining 32% interest of U.S. Medical Management (USMM), a management services organization and provider of home-based primary care services for high acuity populations, for $86 million in total consideration. The transaction consideration consisted of $33 million of cash, $33 million of deferred consideration and $20 million related to the settlement of a receivable from the former noncontrolling interest holder.

Health Net. On March 24, 2016, the Company acquired all of the issued and outstanding shares of Health Net, a publicly traded managed care organization that delivers healthcare services through health plans and government-sponsored managed care plans. See Note 3, Health Net, for further discussion.

Noncontrolling Interest

The Company has consolidated subsidiaries where it maintains less than 100% ownership. The Company’s ownership interest for each subsidiary as of December 31, are as follows:

	2017	2016	2015
Arkansas Total Care	74%	—%	—%
Celtic Insurance Company	100%	100%	75%
Cenpatico Integrated Care	80%	80%	80%
Centurion	51%	51%	51%
Foundation Care (1)	80%	—%	—%
Home State Health Plan	95%	95%	95%
The Practice (Group) Limited (TPG) (2)	75%	75%	49%
U.S. Medical Management (3)	100%	68%	68%

(1) In 2017, the Company purchased a controlling interest in Foundation Care for $59 million.
(2) In 2016, the Company purchased a controlling interest in TPG for $8 million.
(3) In 2017, the Company purchased the remaining interest in USMM for $86 million.

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

A reconciliation of the changes in the Redeemable Noncontrolling Interest is as follows ($ in millions):

Balance, December 31, 2016	$145
Noncontrolling interest purchased related to USMM	(115)
Contribution from noncontrolling interest	2
Net losses attributable to noncontrolling interests	(20)
Balance, December 31, 2017	$12

Pro forma disclosures related to the acquisitions other than Health Net (see Note 3, Health Net) have been excluded as they were deemed to be immaterial.

5. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$311	$—	$(2)	$309	$364	$—	$(1)	$363
Corporate securities	2,208	12	(10)	2,210	1,933	12	(13)	1,932
Restricted certificates of deposit	4	—	—	4	5	—	—	5
Restricted cash equivalents	17	—	—	17	6	—	—	6
Municipal securities	2,085	12	(10)	2,087	1,767	1	(35)	1,733
Asset-backed securities	437	1	(1)	437	317	1	(1)	317
Residential mortgage-backed securities	337	1	(6)	332	219	1	(5)	215
Commercial mortgage- backed securities	272	1	(2)	271	343	—	(5)	338
Equity method investments	176	—	—	176	163	—	—	163
Life insurance contracts	135	—	—	135	116	—	—	116
Total	$5,982	$27	$(31)	$5,978	$5,233	$15	$(60)	$5,188

The Company’s investments are classified as available-for-sale with the exception of life insurance contracts and certain equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2017, 96% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2017, the Company held certificates of deposit, life insurance contracts and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4.0 years at December 31, 2017.
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

The fair value of available-for-sale investments with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2017				December 31, 2016
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$222	$(1)	$79	$(1)	$215	$—	$2
Corporate securities	(6)	1,044	(4)	185	(12)	1,020	(1)	39
Municipal securities	(7)	943	(3)	175	(35)	1,423	—	30
Asset-backed securities	(1)	228	—	28	(1)	101	—	18
Residential mortgage- backed securities	(1)	109	(5)	171	(5)	188	—	—
Commercial mortgage- backed securities	(1)	112	(1)	51	(5)	271	—	—
Total	$(17)	$2,658	$(14)	$689	$(59)	$3,218	$(1)	$89

As of December 31, 2017, the gross unrealized losses were generated from 1,979 positions out of a total of 3,475 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $3 million, $5 million and $8 million, respectively, of income from equity method investments.

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	December 31, 2017				December 31, 2016
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$474	$474	$48	$47	$500	$500	$91	$91
One year through five years	2,424	2,420	88	88	1,982	1,974	47	47
Five years through ten years	1,773	1,779	—	—	1,101	1,089	—	—
Greater than ten years	129	130	—	—	633	617	—	—
Asset-backed securities	1,046	1,040	—	—	879	870	—	—
Total	$5,846	$5,843	$136	$135	$5,095	$5,050	$138	$138

Actual maturities may differ from contractual maturities due to call or prepayment options. Equity method investments and life insurance contracts are included in the five years through ten years category. The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

The Company continuously monitors investments for other-than-temporary impairment. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an impairment loss for equity method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

The following table summarizes fair value measurements by level at December 31, 2017, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$4,072	$—	$—	$4,072
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$195	$—	$—	$195
Corporate securities	—	2,210	—	2,210
Municipal securities	—	2,087	—	2,087
Asset-backed securities	—	437	—	437
Residential mortgage-backed securities	—	332	—	332
Commercial mortgage-backed securities	—	271	—	271
Total investments	$195	$5,337	$—	$5,532
Restricted deposits available for sale:
Cash and cash equivalents	$17	$—	$—	$17
Certificates of deposit	4	—	—	4
U.S. Treasury securities and obligations of U.S. government corporations and agencies	114	—	—	114
Total restricted deposits	$135	$—	$—	$135
Other long-term assets:
Interest rate swap agreements	$—	$1	$—	$1
Total assets at fair value	$4,402	$5,338	$—	$9,740

Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$72	$—	$72
Total liabilities at fair value	$—	$72	$—	$72

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At December 31, 2017, there were no transfers from Level I to Level II and $14 million of transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $311 million and $279 million as of December 31, 2017, and December 31, 2016, respectively.

7. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2017	2016
Land	$130	$113
Building	367	271
Computer software	542	377
Computer hardware	248	179
Furniture and office equipment	186	126
Leasehold improvements	221	173
	1,694	1,239
Less accumulated depreciation	(590)	(442)
Property, software and equipment, net	$1,104	$797

As of December 31, 2017 and 2016, the Company had assets acquired under capital leases included above of $5 million and $5 million, net of accumulated amortization of $5 million and $4 million, respectively. Amortization on assets under capital leases charged to expense is included in depreciation expense. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $161 million, $101 million and $78 million, respectively.

8. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2015	$361	$481	$842
Acquisitions and purchase accounting adjustments	3,657	216	3,873
Translation impact	(3)	—	(3)
Balance as of December 31, 2016	4,015	697	4,712
Acquisitions and purchase accounting adjustments	—	37	37
Balance as of December 31, 2017	$4,015	$734	$4,749

Goodwill was related to the acquisitions and fair value allocations discussed in Note 3, Health Net and Note 4, Acquisitions and Noncontrolling Interest.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2017	2016	2017	2016
Purchased contract rights	$1,173	$1,171	12.6	12.6
Provider contracts	274	285	11.9	10.7
Customer relationships	22	22	8.2	8.2
Trade names	162	163	9.6	9.6
Developed technologies	109	110	5.0	5.0
Other Intangibles	7	—	2.8	—
Intangible assets	1,747	1,751	11.6	11.5
Less accumulated amortization:
Purchased contract rights	(188)	(95)
Provider contracts	(66)	(55)
Customer relationships	(21)	(21)
Trade names	(34)	(17)
Developed technologies	(40)	(18)
Total accumulated amortization	(349)	(206)
Intangible assets, net	$1,398	$1,545

Amortization expense was $156 million, $147 million and $24 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2018	$156
2019	156
2020	154
2021	134
2022	128

9. Medical Claims Liability

In January 2017, the Company reclassified Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan from the Specialty Services segment to the Managed Care segment due to a reorganization of the Arizona management structure following the Health Net integration. As a result, the financial results of Cenpatico Behavioral Health of Arizona, LLC and the related Cenpatico Integrated Care health plan have been reclassified from the Specialty Services segment to the Managed Care segment for all periods presented. Due to this change in segment reporting, the Specialty Services segment now has an insignificant amount of medical claims liability and, therefore, disclosures related to medical claims liabilities have been aggregated and are presented on a consolidated basis.

The following table summarizes the change in medical claims liability ($ in millions):

	Year Ended December 31,
	2017	2016	2015
Balance, January 1	$3,929	$2,298	$1,723
Less: reinsurance recoverable	5	—	—
Balance, January 1, net	3,924	2,298	1,723
Acquisitions	—	1,482	79
Incurred related to:
Current year	38,225	30,946	17,471
Prior years	(374)	(310)	(229)
Total incurred	37,851	30,636	17,242
Paid related to:
Current year	34,196	28,532	15,279
Prior years	3,311	1,960	1,467
Total paid	37,507	30,492	16,746
Balance at December 31, net	4,268	3,924	2,298
Reinsurance recoverable	18	5	—
Balance, December 31	$4,286	$3,929	$2,298

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $1 million, $39 million, and $47 million of the “Incurred related to: Prior years” was recorded as a reduction to premium revenues in 2017, 2016, and 2015, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

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

Information about incurred and paid claims development as of December 31, 2017 is included in the table below and is inclusive of claims incurred and paid related to the Health Net business prior and subsequent to the acquisition date. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2017 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2015 (unaudited)	2016 (unaudited)	2017

2015	$30,619	$30,325	$30,310
2016		34,655	34,296
2017			38,225
	Total incurred claims		$102,831

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2015 (unaudited)	2016 (unaudited)	2017

2015	$27,664	$30,031	$30,297
2016		31,043	34,070
2017			34,196
	Total payment of incurred claims		$98,563
	Medical claims liability, net of reinsurance		$4,268

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2017 are included in the following table and are inclusive of the acquired Health Net business. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims

2015	$30,310	$—	156.7
2016	34,296	48	179.1
2017	38,225	3,330	192.0

10. Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “three Rs,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual MLR and cost sharing reductions. Each of the three R programs are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to premium revenues to meet the minimum MLR.

During 2017, the Company recognized a $48 million net pre-tax benefit related to the reconciliation of the 2016 risk adjustment program, compared to a $51 million net pre-tax benefit in 2016 related to the reconciliation of the 2015 risk adjustment and reinsurance programs.

In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers. As a result of the executive order, the Company recorded a charge of $22 million in 2017 to reflect the uncertainty associated with the collectability of the CSR receivables.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	December 31, 2017	December 31, 2016
Risk adjustment	$(677)	$(425)
Reinsurance	15	122
Risk corridor	6	(3)
Minimum MLR	(22)	(18)
Cost sharing reductions	(96)	(147)

11. Debt

Debt consists of the following ($ in millions):

	December 31, 2017	December 31, 2016
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,006	1,008
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
Fair value of interest rate swap agreements	(71)	(58)
Total senior notes	4,535	4,550
Revolving credit agreement	150	100
Mortgage notes payable	61	64
Capital leases and other	18	18
Debt issuance costs	(65)	(77)
Total debt	4,699	4,655
Less current portion	(4)	(4)
Long-term debt	$4,695	$4,651

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

The indentures governing the $1,400 Million Notes, the $1,000 million of 4.75% Senior Notes due 2022, the $1,000 Million Notes and the $1,200 Million Notes contain restrictive covenants of Centene Corporation. At December 31, 2017, the Company was in compliance with all covenants.

Interest Rate Swaps

In February 2017 and in connection with the November 2016 issuance of the $1,200 Million Notes, the Company entered into interest rate swap agreements for a notional amount of $600 million, at floating rates of interest based on the one month LIBOR plus 2.53%. Gains and losses due to the changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1,200 Million Notes.

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The following is a summary of the notional amounts and estimated fair values of the Company's interest rate swap agreements as of December 31, 2017 and 2016 ($ in millions):

Expiration Date	Notional Amount
February 15, 2021	$600
May 15, 2022	500
February 15, 2024	1,000
January 15, 2025	600
Total	$2,700

The fair value of the swap agreements shown above are recorded in other long-term assets and other long-term liabilities, respectively in the Consolidated Balance Sheets. Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the one or three month LIBOR plus 3.61% adjusted monthly or quarterly. At December 31, 2017, the weighted average rate was 4.99%.

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

Revolving Credit Agreement

In December 2017, the Company amended and increased its unsecured $1,000 million revolving credit facility to $1,500 million. The agreement has a maturity date of December 14, 2022. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. As of December 31, 2017, the Company had $150 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.75%, and the Company was in compliance with all covenants.

The revolving credit facility contains both non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0 on and subsequent to December 31, 2017. As of December 31, 2017, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

In connection with the closing of the Health Net acquisition in March 2016, the Company's existing unsecured $500 million revolving credit facility was terminated and simultaneously replaced with a new $1,000 million unsecured revolving credit facility.

Also, upon the closing of the Health Net acquisition in 2016, the Company assumed, fully repaid $285 million in outstanding borrowings under, and terminated the existing Health Net revolving credit facility.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company's revolving credit agreement. The Company has guaranteed completion of the construction project associated with the loan. As of December 31, 2017, the Company had no borrowings outstanding under the loan.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $61 million at December 31, 2017 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $170 million at December 31, 2017.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $77 million as of December 31, 2017, which were not part of the revolving credit facility. The Company also had letters of credit for $45 million (valued at December 31, 2017 conversion rate), or €38 million, representing its proportional share of the letters of credit issued to support Ribera Salud's outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.31% as of December 31, 2017. The Company had outstanding surety bonds of $404 million as of December 31, 2017.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2018	$4
2019	16
2020	4
2021	1,451
2022	1,151
Thereafter	2,203
Total	$4,829

The fair value of outstanding debt was approximately $4,751 million and $4,676 million at December 31, 2017 and 2016, respectively.

12. Stockholders' Equity

The Company has 10,000 thousand authorized shares of preferred stock at $.001 par value. At December 31, 2017, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 8,000 thousand shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 3,335 thousand available shares remaining under the program for repurchases as of December 31, 2017. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2017, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy statutory tax withholding obligations. As part of this plan, the Company repurchased 727 thousand shares at an aggregate cost of $65 million in 2017 and 1,078 thousand shares at an aggregate cost of $63 million in 2016. These shares are included in the Company's treasury stock.

In March 2016, the Company issued 48,449 thousand shares of Centene stock, with a fair value of approximately $3,038 million in connection with the Health Net acquisition.

In January 2016, the Company completed a 19% investment in a data analytics business and issued 1,144 thousand shares of Centene common stock to the selling stockholders. The investment is being accounted for using the equity method of accounting, due to the Company's significant influence on the business.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2017 and 2016, Centene's subsidiaries had aggregate statutory capital and surplus of $5,153 million and $4,529 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $2,251 million and $2,259 million, respectively. As of December 31, 2017, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $2,251 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2017	2016	2015
Current provision
Federal	$421	$485	$332
State and local	14	22	26
Total current provision	435	507	358
Deferred provision	(109)	92	(19)
Total income tax expense	$326	$599	$339

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense for the years ended December 31 is as follows ($ in millions):

	2017	2016	2015
Earnings from continuing operations, before income tax expense	$1,134	$1,157	$697
(Earnings) loss attributable to flow through noncontrolling interest	15	(8)	1
Earnings from continuing operations, less noncontrolling interest, before income tax expense	1,149	1,149	698

Tax provision at the U.S. federal statutory rate	402	402	244
State income taxes, net of federal income tax benefit	11	10	15
Nondeductible compensation	58	23	2
ACA Health Insurer Fee	—	162	75
Income Tax Reform	(125)	—	—
Other, net	(20)	2	3
Income tax expense	$326	$599	$339

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2017	2016
Deferred tax assets:
Medical claims liability	$46	$66
Nondeductible liabilities	41	39
Net operating loss and tax credit carryforwards	94	101
Compensation accruals	129	156
Premium and trade receivables	45	79
Other	11	14
Deferred tax assets	366	455
Valuation allowance	(81)	(86)
Net deferred tax assets	$285	$369

Deferred tax liabilities:
Intangible assets	$342	$577
Prepaid assets	23	17
Fixed assets	84	65
Investments in joint ventures	20	11
Deferred revenue	26	—
Other	17	2
Deferred tax liabilities	512	672
Net deferred tax assets (liabilities)	$(227)	$(303)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and foreign net operating loss and tax credit carryforwards. The $5 million decrease in valuation allowance primarily relates to the effect of the tax rate change due to The Tax Cuts and Jobs Act (Income Tax Reform), which was passed in December 2017, offset partially by an increase due to losses from entities that file nonconsolidated federal tax returns.

Federal net operating loss carryforwards of $44 million expire beginning in 2020 through 2037; state net operating loss and tax credit carryforwards of $42 million expire beginning in 2018 through 2037. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2017	2016
Gross unrecognized tax benefits, beginning of period	$102	$5
Gross increases:
Current year tax positions	43	6
Prior year tax positions	113	93
Gross decreases:
Prior year tax positions	—	(1)
Statute of limitation lapses	(1)	(1)
Gross unrecognized tax benefits, end of period	$257	$102

Uncertain tax positions increased $143 million to reflect the impact of a multi-year reserve for deductions related to domestic production activities. As of December 31, 2017, $225 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $8 million as a result of the expiration of statutes of limitations in certain jurisdictions.

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under the Company's accounting policy. For the year ended December 31, 2017, the Company recognized net interest expense and penalties related to uncertain positions of $4 million. The Company had $9 million and $5 million of accrued interest and penalties for uncertain tax positions as of December 31, 2017 and 2016, respectively.

The Company files tax returns for federal as well as numerous state tax jurisdictions. As of December 31, 2017, Health Net is under federal examination for tax years 2011 through its final return in 2016. Additionally, Centene's tax returns for years 2014 through 2016 are subject to federal examination.

Income Tax Reform

Income Tax Reform was enacted on December 22, 2017. Income Tax Reform reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and creates new taxes on foreign sourced earnings. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of Income Tax Reform; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. As a result of the enactment, the Company recognized a provisional tax benefit of $125 million, which is included as a component of income tax expense from continuing operations.

The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now 21% for federal tax purposes. However, the Company is still analyzing certain aspects of Income Tax Reform and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional tax benefit recorded related to the remeasurement of the Company's net deferred tax liability balance was $126 million.

The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) for which the Company had previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $1 million.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. No option will be exercisable for longer than ten years after the date of grant. The plans have 6,586 thousand shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. In addition, the Company incorporated retirement provisions in our stock-based compensation agreements beginning in 2016. The total compensation cost that has been charged against income for the stock incentive plans was $135 million, $148 million and $71 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $50 million, $67 million and $24 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Option activity for the year ended December 31, 2017 is summarized below (shares in thousands):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ in millions)	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2016	320	$17.44
Granted	1	68.60
Exercised	(178)	13.47
Forfeited	(13)	62.86
Outstanding as of December 31, 2017	130	$18.82	$11	2.7

Exercisable as of December 31, 2017	115	$13.75	$10	1.9

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015 (1)
Expected life (in years)	4.8	4.8	—
Risk-free interest rate	1.9%	1.6%	—
Expected volatility	37.5%	39.0%	—
Expected dividend yield	—	—	—

(1) No options were awarded in the year ended December 31, 2015.

For options granted in the year ended December 31, 2017, the Company used a projected expected life for each award granted based on historical experience of employees' exercise behavior. The expected volatility is primarily based on historical volatility levels. The risk-free interest rates are based on the implied yield currently available on U.S. Treasury instruments with a remaining term equal to the expected life.

Other information pertaining to option activity is as follows:

	Year Ended December 31,
	2017	2016	2015 (1)
Weighted-average fair value of options granted	$68.60	$59.94	$—
Total intrinsic value of stock options exercised ($ in millions)	$12	$19	$28

(1) No options were awarded in the year ended December 31, 2015.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2016	4,790	$55.75
Granted	1,412	95.13
Vested	(1,883)	58.10
Forfeited	(150)	20.40
Non-vested balance as of December 31, 2017	4,169	$69.30

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2017, 2016 and 2015, was $174 million, $147 million and $112 million, respectively.

As of December 31, 2017, there was $254 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.2 years.

The Company maintains an employee stock purchase plan and issued 129 thousand shares, 118 thousand shares, and 87 thousand shares in 2017, 2016 and 2015, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $42 million, $37 million and $19 million during the years ended December 31, 2017, 2016 and 2015, respectively.

17. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $171 million, $137 million and $64 million for the years ended December 31, 2017, 2016 and 2015, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows ($ in millions):

2018	$146
2019	153
2020	138
2021	116
2022	73
Thereafter	167
$793

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

California

The Company's California subsidiary, Health Net of California, Inc. (Health Net California), has been named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. In September 2017, the Company filed a demurrer seeking to dismiss the complaint, and a motion to strike the allegations seeking retroactive relief. In January 2018, the Court held a hearing on the Company's demurrer. No decision has been issued yet. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

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

Additionally, in January 2018, a separate derivative action was filed on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. Plaintiff purports to bring suit derivatively on behalf of the Company against certain officers and directors for violation of securities laws, breach of fiduciary duty, waste of corporate assets and unjust enrichment. The derivative complaint repeats many of the allegations in the federal securities class action described above and asserts that defendants made inaccurate or misleading statements, and/or failed to correct the alleged misstatements.

Medicare Parts C and D Matter

In December 2016, a Civil Investigative Demand (CID) was issued to Health Net by the United States Department of Justice regarding Health Net’s submission of risk adjustment claims to CMS under Parts C and D of Medicare. The CID may be related to a federal qui tam lawsuit filed under seal in 2011 naming more than a dozen health insurers including Health Net. The lawsuit was unsealed in February 2017 when the Department of Justice intervened in the case with respect to one of the insurers (not Health Net). In subsequent pleadings, both the Department of Justice and the Relator excluded Health Net from the lawsuit. The Company is complying with the CID and will vigorously defend any lawsuits. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter.

Veterans Administration Matter

In October 2017, a CID was issued to Health Net Federal Services, LLC (HNFS) by the United States Department of Justice. The CID seeks documents and interrogatory responses concerning whether HNFS submitted, or caused to be submitted, excessive, duplicative or otherwise improper claims to the U.S. Department of Veterans Affairs under a contract to arrange healthcare services for veterans. The contract began in late 2014. In 2016, modifications to the contract were made to allow for possible duplicate billings with a reconciliation period at the end of the contract term. The Company is complying with the CID and believes it has been meeting its contractual obligations. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter.

Guaranty Fund Assessment

Under state guaranty association laws, certain insurance companies can be assessed for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary (Penn Treaty), neither of which is affiliated with the Company, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. In March 2017, the court issued the final liquidation order, and as a result, during the twelve months ended December 31, 2017, the Company recognized $56 million representing its undiscounted estimated share of the guaranty association assessment as selling, general and administrative expenses.

Ambetter Class Action

In January 2018, a putative class action lawsuit was filed against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

•
litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions and medical malpractice, privacy, real estate, intellectual property and employment-related claims;

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

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share for the years ended December 31 ($ in millions, except shares in thousands and per share data in dollars):

	2017	2016	2015
Earnings (loss) attributable to Centene Corporation:
Earnings from continuing operations, net of tax	$828	$559	$356
Discontinued operations, net of tax	—	3	(1)
Net earnings	$828	$562	$355

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	172,427	159,568	119,101
Common stock equivalents (as determined by applying the treasury stock method)	4,275	4,407	3,965
Weighted average number of common shares and potential dilutive common shares outstanding	176,702	163,975	123,066

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$4.80	$3.50	$2.99
Discontinued operations	—	0.02	(0.01)
Basic earnings per common share	$4.80	$3.52	$2.98

Diluted:
Continuing operations	$4.69	$3.41	$2.89
Discontinued operations	—	0.02	(0.01)
Diluted earnings per common share	$4.69	$3.43	$2.88

The calculation of diluted earnings (loss) per common share for 2017, 2016 and 2015 excludes the impact of 53 thousand shares, 126 thousand shares and 7 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.

The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company's chief operating decision-maker to evaluate all results of operations.

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

Segment information as of and for the year ended December 31, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$45,798	$2,584	$—	$48,382
Total revenues internal customers	44	9,471	(9,515)	—
Total revenues	$45,842	$12,055	(9,515)	$48,382
Earnings from operations	$917	$282	—	$1,199
Total assets	$19,959	$1,896	—	$21,855

Segment information as of and for the year ended December 31, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$38,182	$2,425	$—	$40,607
Total revenues internal customers	200	5,952	(6,152)	—
Total revenues	$38,382	$8,377	$(6,152)	$40,607
Earnings from operations	$1,077	$183	$—	$1,260
Total assets	$18,423	$1,774	$—	$20,197

Segment information as of and for the year ended December 31, 2015, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$20,865	$1,895	$—	$22,760
Total revenues internal customers	101	4,862	(4,963)	—
Total revenues	$20,966	$6,757	$(4,963)	$22,760
Earnings from operations	$531	$174	$—	$705
Total assets	$6,327	$1,012	$—	$7,339

21. Quarterly Selected Financial Information

Quarterly selected financial information for 2017 and 2016 is as follows:

(In millions, except per share data in dollars)
(Unaudited)

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$11,724	$11,954	$11,898	$12,806
Amounts attributable to Centene Corporation common shareholders:
Earnings from continuing operations, net of income tax expense	139	254	205	230
Discontinued operations, net of income tax expense	—	—	—	—
Net earnings	$139	$254	$205	$230

Net earnings per common share attributable to Centene Corporation:
Basic:
Continuing operations	$0.81	$1.47	$1.19	$1.33
Discontinued operations	—	—	—	—
Basic earnings per common share	$0.81	$1.47	$1.19	$1.33

Diluted:
Continuing operations	$0.79	$1.44	$1.16	$1.30
Discontinued operations	—	—	—	—
Diluted earnings per common share	$0.79	$1.44	$1.16	$1.30

	For the Quarter Ended (1)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$6,953	$10,897	$10,846	$11,911
Amounts attributable to Centene Corporation common shareholders:
Earnings (loss) from continuing operations, net of income tax expense	(15)	171	148	255
Discontinued operations, net of income tax expense (benefit)	(1)	(1)	(1)	6
Net earnings (loss)	$(16)	$170	$147	$261

Net earnings (loss) per common share attributable to Centene Corporation:
Basic:
Continuing operations	$(0.12)	$1.00	$0.87	$1.49
Discontinued operations	(0.01)	—	(0.01)	0.04
Basic earnings (loss) per common share	$(0.13)	$1.00	$0.86	$1.53

Diluted:
Continuing operations	$(0.12)	$0.98	$0.84	$1.45
Discontinued operations	(0.01)	(0.01)	—	0.04
Diluted earnings (loss) per common share	$(0.13)	$0.97	$0.84	$1.49

(1) The Company early adopted ASU 2016-09 during the fourth quarter of 2016. The ASU requires adjustments be reflected as of the beginning of the fiscal year of adoption and as a result, prior periods have been restated accordingly.

22. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6	$5
Short-term investments, at fair value (amortized cost $2 and $1, respectively)	2	1
Other current assets	331	29
Total current assets	339	35
Long-term investments, at fair value (amortized cost $17 and $19, respectively)	17	19
Investment in subsidiaries	11,018	10,674
Other long-term assets	302	52
Total assets	$11,676	$10,780

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities	$100	$78
Long-term debt	4,624	4,573
Other long-term liabilities	76	75
Total liabilities	4,800	4,726

Redeemable noncontrolling interest	12	145

Stockholders' equity:
Preferred stock, $.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; authorized 400,000 shares; 180,379 issued and 173,437 outstanding at December 31, 2017, and 178,134 issued and 171,919 outstanding at December 31, 2016	—	—
Additional paid-in capital	4,349	4,190
Accumulated other comprehensive loss	(3)	(36)
Retained earnings	2,748	1,920
Treasury stock, at cost (6,942 and 6,215 shares, respectively)	(244)	(179)
Total Centene stockholders' equity	6,850	5,895
Noncontrolling interest	14	14
Total stockholders' equity	6,864	5,909
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$11,676	$10,780

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2017	2016	2015
Expenses:
Selling, general and administrative expenses	$7	$10	$9
Gain on contingent consideration	(1)	(5)	(44)
Other income (expense):
Investment and other income	2	2	(5)
Interest expense	(247)	(201)	(39)
Earnings (loss) before income taxes	(251)	(204)	(9)
Income tax benefit	(114)	(76)	(26)
Net earnings (loss) before equity in subsidiaries	(137)	(128)	17
Equity in earnings from subsidiaries	945	686	341
Net earnings	808	558	358
(Earnings) loss attributable to noncontrolling interests	20	1	(2)
Net earnings attributable to Centene	$828	$559	$356

Net earnings per share from continuing operations:
Basic earnings per common share	$4.80	$3.50	$2.99
Diluted earnings per common share	$4.69	$3.41	$2.89

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$292	$25	$11
Other operating activities, net	(132)	(71)	(29)
Net cash provided by (used in) operating activities	160	(46)	(18)
Cash flows from investing activities:
Capital contributions to subsidiaries	(339)	(691)	(646)
Purchases of investments	(38)	(112)	(17)
Sales and maturities of investments	4	169	9
Dividends from subsidiaries, return of investment	28	100	3
Investments in acquisitions	(59)	(2,248)	(113)
Intercompany activities	322	(575)	463
Other investing activities, net	(1)	—	7
Net cash used in investing activities	(83)	(3,357)	(294)
Cash flows from financing activities:
Proceeds from borrowings	1,400	8,934	1,925
Payment of long-term debt	(1,350)	(5,377)	(1,575)
Common stock repurchases	(65)	(63)	(53)
Debt issuance costs	—	(76)	(4)
Purchase of noncontrolling interest	(66)	(14)	—
Other financing activities, net	5	—	20
Net cash (used in) provided by financing activities	(76)	3,404	313
Net increase in cash and cash equivalents	1	1	1
Cash and cash equivalents, beginning of period	5	4	3
Cash and cash equivalents, end of period	$6	$5	$4

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

Due to our centralized cash management function, cash flows generated by our unrestricted subsidiaries are utilized by the parent company to the extent required, primarily to repay borrowings on the parent company's revolving credit facility, make acquisitions, fund capital contributions to subsidiaries and fund its operations.

In August 2016, the FASB issued an ASU which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company early adopted the new guidance in the fourth quarter of 2017. Certain amounts in the parent company only financial statements have been reclassified to conform to the 2017 presentation, reflecting this adoption and a reclassification of intercompany activities from operating to investing cash flows. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Centene Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Centene Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Proposal One: Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2018 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2018 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2018 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Asset Purchase Agreement, dated as of September 12, 2017, between Centene Corporation and New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 12, 2017.		8-K	September 12, 2017	2.1

3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.1d		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	October 26, 2015	3.1

3.2		By-laws of Centene Corporation, as amended effective as of February 5, 2018		8-K	February 9, 2018	3.1

4.1		Indenture, dated April 29, 2014, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto)		8-K	April 29, 2014	4.1

4.2		Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 5.625% Senior Notes due 2021 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.1

4.3		Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 6.125% Senior Notes due 2024 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.2

4.4		Indenture, dated November 9, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2025 (including Form of Global Note as Exhibit A thereto)		8-K	November 9, 2016	4.1

10.1	*	2000 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.12

10.2	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-K	February 22, 2016	10.4

10.3	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan		8-K	April 30, 2010	10.1

10.4	*	2012 Stock Incentive plan, as Amended		8-K	April 27, 2017	10.1

10.5	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.6	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan	X

10.7	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.8	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.9	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.9a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.9b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.9c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.9d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.9e'	*	Amendment No. 5 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	December 14, 2016	10.1

10.10	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.10a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.10b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.11	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.12	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.13	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.14	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.15	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.16	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.17	*	Form of Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.13

10.18	*	Form of Restricted Stock Unit Agreement #2		10-K	February 21, 2017	10.20

10.19	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.20

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 22, 2016	10.21

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #3		10-K	February 21, 2017	10.23

10.22	*	Form of Long-Term Incentive Plan Agreement #1		8-K	February 7, 2008	10.1

10.23	*	Form of Long-Term Incentive Plan Agreement #2		10-K	February 21, 2017	10.25

10.24		Credit Agreement, dated as of March 24, 2016, by and among Centene Corporation, the various financial institutions party thereto and Wells Fargo Bank, National Association		8-K	March 24, 2016	10.1

10.24a
Amended and Restated Credit Agreement, dated as of December 14, 2017, to the Credit Agreement dated as of March 24, 2016, among Centene Corporation, the lenders party thereto and Wells Fargo Bank, National Association
X

12.1		Computation of ratio of earnings to fixed charges	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-3 (File Numbers 333-209252 and 333-217636) and on Form S-8 (File Numbers 333-210376, 333-197737, 333-180976, 333-108467, 333-90976, 333-83190 and 333-217634)
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 20, 2018.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 20, 2018.

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