Form 10-Q
period 2018-03-31
CENTENE CORP
filed 2018-04-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of April 13, 2018, the registrant had 178,533,259 shares of common stock outstanding.

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

•
changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any regulations enacted thereunder that may result from changing political conditions;

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on federally facilitated and state based Health Insurance Marketplaces;

•	tax matters;

•	disasters or major epidemics;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our or Fidelis Care's contracts with federal or state governments (including but not limited to Medicaid, Medicare, TRICARE or other customers);

•	the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;

•	challenges to our or Fidelis Care's contract awards;

•	cyber-attacks or other privacy or data security incidents;

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

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for the Health Net Acquisition or the Proposed Fidelis Acquisition;

i

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

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses and pending acquisitions, including Health Net and Fidelis Care, will not be integrated successfully;

•	the risk that the conditions to the completion of the Proposed Fidelis Acquisition may not be satisfied or completed on a timely basis, or at all;

•
failure to obtain or receive any required regulatory approvals, consents or clearances for the Proposed Fidelis Acquisition, and the risk that, even if so obtained or received, regulatory authorities impose conditions on the completion of the transaction that could require the exertion of management's time and our resources, or otherwise have an adverse effect on Centene or the completion of the Proposed Fidelis Acquisition;

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

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other risk factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2018	2017

GAAP net earnings	$340	$139
Amortization of acquired intangible assets	39	40
Acquisition related expenses	21	5
Penn Treaty assessment expense	—	47
Income tax effects of adjustments (1)	(14)	(34)
Adjusted net earnings	$386	$197

GAAP diluted earnings per share (EPS)	$1.91	$0.79
Amortization of acquired intangible assets (2)	0.17	0.14
Acquisition related expenses (3)	0.09	0.02
Penn Treaty assessment expense (4)	—	0.17
Adjusted Diluted EPS	$2.17	$1.12

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)	The amortization of acquired intangible assets per diluted share are net of an income tax benefit of $0.05 and $0.09 for the three months ended March 31, 2018 and 2017, respectively.

(3)	Acquisition related expenses per diluted share are net of an income tax benefit of $0.03 and $0.01 for the three months ended March 31, 2018 and 2017, respectively.

(4)	The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.09 for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017

GAAP selling, general and administrative expenses	$1,316	$1,091
Acquisition related expenses	21	5
Penn Treaty assessment expense	—	47
Adjusted selling, general and administrative expenses	$1,295	$1,039

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,668	$4,072
Premium and trade receivables	3,648	3,413
Short-term investments	507	531
Other current assets	1,153	687
Total current assets	10,976	8,703
Long-term investments	5,535	5,312
Restricted deposits	140	135
Property, software and equipment, net	1,250	1,104
Goodwill	5,295	4,749
Intangible assets, net	1,519	1,398
Other long-term assets	455	454
Total assets	$25,170	$21,855

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$4,771	$4,286
Accounts payable and accrued expenses	4,962	4,165
Return of premium payable	515	549
Unearned revenue	638	328
Current portion of long-term debt	4	4
Total current liabilities	10,890	9,332
Long-term debt	5,172	4,695
Other long-term liabilities	1,520	952
Total liabilities	17,582	14,979
Commitments and contingencies
Redeemable noncontrolling interests	8	12
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; authorized 400,000 shares; 180,643 issued and 176,795 outstanding at March 31, 2018, and 180,379 issued and 173,437 outstanding at December 31, 2017	—	—
Additional paid-in capital	4,592	4,349
Accumulated other comprehensive (loss)	(54)	(3)
Retained earnings	3,104	2,748
Treasury stock, at cost (3,848 and 6,942 shares, respectively)	(139)	(244)
Total Centene stockholders’ equity	7,503	6,850
Noncontrolling interest	77	14
Total stockholders’ equity	7,580	6,864
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$25,170	$21,855
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Premium	$11,903	$10,638
Service	653	527
Premium and service revenues	12,556	11,165
Premium tax and health insurer fee	638	559
Total revenues	13,194	11,724
Expenses:
Medical costs	10,039	9,322
Cost of services	543	441
Selling, general and administrative expenses	1,316	1,091
Amortization of acquired intangible assets	39	40
Premium tax expense	546	590
Health insurer fee expense	171	—
Total operating expenses	12,654	11,484
Earnings from operations	540	240
Other income (expense):
Investment and other income	41	41
Interest expense	(68)	(62)
Earnings from operations, before income tax expense	513	219
Income tax expense	175	87
Net earnings	338	132
Loss attributable to noncontrolling interests	2	7
Net earnings attributable to Centene Corporation	$340	$139

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.95	$0.81
Diluted earnings per common share	$1.91	$0.79

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net earnings	$338	$132
Reclassification adjustment, net of tax	—	—
Change in unrealized gain (loss) on investments, net of tax	(52)	14
Foreign currency translation adjustments	1	1
Other comprehensive earnings (loss)	(51)	15
Comprehensive earnings	287	147
Comprehensive loss attributable to noncontrolling interests	2	7
Comprehensive earnings attributable to Centene Corporation	$289	$154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three Months Ended March 31, 2018

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2017	180,379	$—	$4,349	$(3)	$2,748	6,942	$(244)	$14	$6,864
Comprehensive Earnings:
Net earnings	—	—	—	—	340	—	—	1	341
Other comprehensive loss, net of ($16) tax	—	—	—	(51)	—	—	—	—	(51)
Common stock issued for acquisitions	—	—	210	—	—	(3,176)	114	—	324
Common stock issued for employee benefit plans	264	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	82	(9)	—	(9)
Stock compensation expense	—	—	33	—	—	—	—	—	33
Cumulative-effect of adopting new accounting guidance	—	—	—	—	16	—	—	—	16
Purchase of noncontrolling interest	—	—	(4)	—	—	—	—	—	(4)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	62	62
Balance, March 31, 2018	180,643	$—	$4,592	$(54)	$3,104	3,848	$(139)	$77	$7,580

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$338	$132
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	104	86
Stock compensation expense	33	32
Deferred income taxes	30	(51)
Changes in assets and liabilities
Premium and trade receivables	(176)	59
Other assets	51	89
Medical claims liabilities	485	358
Unearned revenue	317	320
Accounts payable and accrued expenses	157	(237)
Other long-term liabilities	477	459
Other operating activities, net	30	1
Net cash provided by operating activities	1,846	1,248
Cash flows from investing activities:
Capital expenditures	(218)	(83)
Purchases of investments	(765)	(582)
Sales and maturities of investments	445	343
Acquisitions, net of cash acquired	(226)	—
Other investing activities, net	—	(1)
Net cash used in investing activities	(764)	(323)
Cash flows from financing activities:
Proceeds from long-term debt	2,015	560
Payments of long-term debt	(1,491)	(560)
Common stock repurchases	(9)	(13)
Other financing activities, net	(2)	3
Net cash provided by (used in) financing activities	513	(10)
Net increase in cash, cash equivalents and restricted cash	1,595	915
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	4,089	3,936
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$5,684	$4,851
Supplemental disclosures of cash flow information:
Interest paid	$73	$72
Income taxes paid	$1	$2
Equity issued in connection with acquisitions	$324	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2017. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2017 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2018 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Recently Adopted Accounting Guidance

In February 2018, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which allows a reclassification from accumulated other comprehensive income (OCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Acts (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The Company adopted the new guidance in the first quarter of 2018 and elected to reclassify stranded tax effects as a result of the TCJA related to unrealized gains and losses on investments and defined benefit plan obligations. The Company uses the individual security approach to release income tax effects from accumulated OCI. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued an ASU clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Cash, cash equivalents, and restricted cash and cash equivalents reported on the Consolidated Statements of Cash Flows includes restricted cash and cash equivalents of $6 million, $12 million, $17 million, and $16 million as of December 31, 2016, March 31, 2017, December 31, 2017 and March 31, 2018, respectively, as well as previously reported cash and cash equivalents.

In March 2016, the FASB issued an ASU which requires entities to measure equity investments at fair value and recognize any change in fair value in net income. The standard does not apply to accounting methods that result in consolidation of the investee and those accounted for under the equity method. The standard also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. Companies are required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year in which the guidance is adopted, with the exception of amendments related to equity investments without readily determinable fair values, which will be applied prospectively to all investments that exist as of the date of adoption. The Company adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued an ASU which supersedes existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity's insurance contracts). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative-effect increase to retained earnings of $16 million. The Company also elected the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. The majority of the Company's revenues are derived from insurance contracts and are excluded from the new standard.

Accounting Guidance Not Yet Adopted

In February 2018, the FASB issued an ASU which makes technical corrections and clarifications to certain aspects of the new guidance on recognizing and measuring financial instruments. The amendment clarifies, among other things, that entities will use a prospective transition approach only for equity securities they elect to measure using the new measurement alternative. The amendments are effective for annual periods beginning in 2018 and interim periods beginning in the third quarter of 2018. The new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued an ASU which introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In March 2018, the FASB tentatively approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the date of initial application. The Company is currently evaluating the effect of the new lease guidance.

2. Fidelis Care Transaction

In September 2017, the Company signed a definitive agreement under which Fidelis Care will become the Company's health plan in New York State. Under the terms of the agreement, the Company will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$260	$—	$(3)	$257	$311	$—	$(2)	$309
Corporate securities	2,242	5	(33)	2,214	2,208	12	(10)	2,210
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	16	—	—	16	17	—	—	17
Municipal securities	2,187	3	(28)	2,162	2,085	12	(10)	2,087
Asset-backed securities	492	1	(3)	490	437	1	(1)	437
Residential mortgage-backed securities	345	—	(10)	335	337	1	(6)	332
Commercial mortgage-backed securities	287	—	(6)	281	272	1	(2)	271
Fair value and equity method investments	290	—	—	290	176	—	—	176
Life insurance contracts	133	—	—	133	135	—	—	135
Total	$6,256	$9	$(83)	$6,182	$5,982	$27	$(31)	$5,978

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2018, 96% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2018, the Company held certificates of deposit, life insurance contracts and fair value and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.9 years at March 31, 2018.

In March 2018, the Company completed a 25% investment in RxAdvance, a full-service pharmacy benefit manager. The investment is accounted for using the equity method of accounting.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2018				December 31, 2017
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(2)	$171	$(1)	$85	$(1)	$222	$(1)	$79
Corporate securities	(26)	1,598	(7)	185	(6)	1,044	(4)	185
Municipal securities	(22)	1,467	(6)	171	(7)	943	(3)	175
Asset-backed securities	(2)	310	(1)	27	(1)	228	—	28
Residential mortgage-backed securities	(3)	159	(7)	161	(1)	109	(5)	171
Commercial mortgage-backed securities	(4)	172	(2)	50	(1)	112	(1)	51
Total	$(59)	$3,877	$(24)	$679	$(17)	$2,658	$(14)	$689

As of March 31, 2018, the gross unrealized losses were generated from 2,714 positions out of a total of 3,564 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	March 31, 2018				December 31, 2017
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$432	$430	$45	$45	$474	$474	$48	$47
One year through five years	2,439	2,411	96	95	2,424	2,420	88	88
Five years through ten years	1,920	1,894	—	—	1,773	1,779	—	—
Greater than ten years	200	201	—	—	129	130	—	—
Asset-backed securities	1,124	1,106	—	—	1,046	1,040	—	—
Total	$6,115	$6,042	$141	$140	$5,846	$5,843	$136	$135

Actual maturities may differ from contractual maturities due to call or prepayment options. Fair value and equity method investments and life insurance contracts are included in the five years through ten years category. The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

The Company continuously monitors investments for other-than-temporary impairment. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an impairment loss for fair value and equity method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

The following table summarizes fair value measurements by level at March 31, 2018, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$5,668	$—	$—	$5,668
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$137	$—	$—	$137
Corporate securities	—	2,214	—	2,214
Municipal securities	—	2,162	—	2,162
Asset-backed securities	—	490	—	490
Residential mortgage-backed securities	—	335	—	335
Commercial mortgage-backed securities	—	281	—	281
Total investments	$137	$5,482	$—	$5,619
Restricted deposits available for sale:
Cash and cash equivalents	$16	$—	$—	$16
Certificates of deposit	4	—	—	4
U.S. Treasury securities and obligations of U.S. government corporations and agencies	120	—	—	120
Total restricted deposits	$140	$—	$—	$140
Other long-term assets: Interest rate swap agreements	$—	$—	$—	$—
Total assets at fair value	$5,945	$5,482	$—	$11,427
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$120	$—	$120
Total liabilities at fair value	$—	$120	$—	$120

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At March 31, 2018, there were no transfers from Level I to Level II and no transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $423 million and $311 million as of March 31, 2018 and December 31, 2017, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Three Months Ended March 31,
	2018	2017
Balance, January 1	$4,286	$3,929
Less: Reinsurance recoverable	18	5
Balance, January 1, net	4,268	3,924
Acquisitions	—	—
Incurred related to:
Current year	10,302	9,557
Prior years	(263)	(235)
Total incurred	10,039	9,322
Paid related to:
Current year	6,579	5,973
Prior years	2,970	2,991
Total paid	9,549	8,964
Balance at March 31, net	4,758	4,282
Plus: Reinsurance recoverable	13	8
Balance, March 31	$4,771	$4,290

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum HBR and other return of premium programs, we recorded $13 million and $3 million as a reduction to premium revenues in the three months ended March 31, 2018 and 2017, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2018 was $3,688 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

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

The Company's net receivables (payables) for each of these programs are as follows ($ in millions):

	March 31, 2018	December 31, 2017
Risk adjustment	$(1,131)	$(677)
Reinsurance	1	15
Risk corridor	5	6
Minimum MLR	(44)	(22)
Cost sharing reductions	(71)	(96)

7. Debt

Debt consists of the following ($ in millions):

	March 31, 2018	December 31, 2017
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,006	1,006
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
Fair value of interest rate swap agreements	(120)	(71)
Total senior notes	4,486	4,535
Revolving credit agreement	675	150
Mortgage notes payable	60	61
Capital leases and other	17	18
Debt issuance costs	(62)	(65)
Total debt	5,176	4,699
Less current portion	(4)	(4)
Long-term debt	$5,172	$4,695

Senior Notes

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At March 31, 2018, the Company was in compliance with all covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The following is a summary of the notional amounts of the Company's interest rate swap agreements as of March 31, 2018:

Expiration Date	Notional Amount
February 15, 2021	$600
May 15, 2022	500
February 15, 2024	1,000
January 15, 2025	600
Total	$2,700

The fair value of the swap agreements shown above are recorded in other long-term assets and other long-term liabilities, respectively in the Consolidated Balance Sheets. Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the three or one month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At March 31, 2018, the weighted average rate was 5.44%.

The swap agreements are formally designated and qualify as fair value hedges. Gains and losses due to changes in fair value of the interest rate swap agreements completely offset changes in the fair value of the hedged portion of the underlying debt. Therefore, no gain or loss has been recognized due to hedge ineffectiveness. Offsetting changes in fair value of both the interest rate swaps and the hedged portion of the underlying debt both were recognized in interest expense in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instrument for trading or speculative purposes.

Revolving Credit Agreement

The Company has an unsecured $1,500 million revolving credit facility. The agreement has a maturity date of December 14, 2022. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. As of March 31, 2018, the Company had $675 million of borrowings outstanding under the agreement with a weighted average interest rate of 5.00%, and the Company was in compliance with all covenants.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of March 31, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $60 million at March 31, 2018 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $170 million at March 31, 2018.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $76 million as of March 31, 2018, which were not part of the revolving credit facility. The Company also had letters of credit for $47 million (valued at March 31, 2018 conversion rate), or €38 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.31% as of March 31, 2018. The Company had outstanding surety bonds of $404 million as of March 31, 2018.

Construction Loan

The Company has a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company's revolving credit agreement. The Company has guaranteed completion of the construction project associated with the loan. As of March 31, 2018, the Company had no borrowings outstanding under the loan.

8. Stockholders' Equity

In March 2018, the Company acquired CMG and issued 1,449 thousand shares of Centene common stock to the selling shareholders, with a fair value of $149 million.

In March 2018, the Company acquired an additional 61% of Interpreta and issued 1,727 thousand shares of Centene common stock to the selling shareholders, with a fair value of $175 million.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except shares in thousands and per share data in dollars):

	Three Months Ended March 31,
	2018	2017

Earnings attributable to Centene Corporation	$340	$139

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	173,921	172,074
Common stock equivalents (as determined by applying the treasury stock method)	3,769	3,762
Weighted average number of common shares and potential dilutive common shares outstanding	177,690	175,836

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.95	$0.81
Diluted earnings per common share	$1.91	$0.79

The calculation of diluted earnings per common share for the three months ended March 31, 2018 and 2017 excludes the impact of 5 thousand and 55 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended March 31, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$12,449	$745	$—	$13,194
Total revenues from internal customers	25	2,231	(2,256)	—
Total revenues	$12,474	$2,976	$(2,256)	$13,194
Earnings from operations	$470	$70	$—	$540

Segment information for the three months ended March 31, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$11,115	$609	$—	$11,724
Total revenues from internal customers	11	2,333	(2,344)	—
Total revenues	$11,126	$2,942	$(2,344)	$11,724
Earnings from operations	$187	$53	$—	$240

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. In September 2017, the Company filed a demurrer seeking to dismiss the complaint, and a motion to strike the allegations seeking retroactive relief. In March 2018, the Court overruled the Company's demurrer, denied the motion to strike, and set a status conference for May 2018. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

Federal Securities Class Action

On November 14, 2016, a putative federal securities class action, Israel Sanchez v. Centene Corp., et al., was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. In March 2017, the court entered an order transferring the matter to the U.S. District Court for the Eastern District of Missouri. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. In July 2017, the lead plaintiff filed a Consolidated Class Action Complaint. The Company filed a motion to dismiss this complaint in September 2017. In February 2018, the Court held a hearing on the motion to dismiss but has not yet issued a ruling.

The Company denies any wrongdoing and is vigorously defending itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

Additionally, on January 24, 2018, a separate derivative action was filed by plaintiff Harkesh Parekh on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. Plaintiff purports to bring suit derivatively on behalf of the Company against certain officers and directors for violation of securities laws, breach of fiduciary duty, waste of corporate assets and unjust enrichment. The derivative complaint repeats many of the allegations in the federal securities class action described above and asserts that defendants made inaccurate or misleading statements, and/or failed to correct the alleged misstatements.

A second shareholder derivative action was filed on March 9, 2018, by plaintiffs Laura Wood and Peoria Police Pension Fund on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. This second derivative complaint repeats many of the allegations in the securities class action and the first derivative suit. The derivative suits are expected to be consolidated and a lead plaintiff appointed for the litigation.

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

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

Fidelis Care Transaction

In September 2017, we signed a definitive agreement under which New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) (Proposed Fidelis Acquisition or Fidelis Care Transaction) will become the Company's health plan in New York State upon closing. Under the terms of the agreement, we will acquire substantially all of the assets of Fidelis Care for $3.75 billion, subject to certain adjustments. This transaction is expected to close on or about July 1, 2018. In April 2018, we received regulatory approvals for the Fidelis Care Transaction from the New York Department of Health and the New York Department of Financial Services. The Proposed Fidelis Acquisition remains subject to regulatory approval from the New York Attorney General and certain closing conditions. Subject to market conditions, we expect to fund the transaction with approximately $2.3 billion of new equity, including share consideration, and approximately $1.6 billion of new long-term debt.

As part of the regulatory approval process, it is expected that we will enter into certain undertakings with the New York State Department of Health. The undertakings are anticipated to contain various commitments by Centene that will be effective upon completion of the Fidelis Care Transaction. It is expected that one of the undertakings, among others, will include a $340 million contribution by Centene to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. Upon the closing of the Fidelis Care Transaction, the present value of the $340 million contribution to the State of New York, estimated to be approximately $325 million, will be expensed in SG&A.

Acquisitions and Investments

We continued to execute on our growth strategy through acquisitions and investments in the first quarter of 2018. We acquired 100% of Community Medical Holdings Corp., d/b/a Community Medical Group (CMG), an at-risk primary care provider serving approximately 70,000 Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida. CMG has a multi-payor strategy and serves our Florida health plan members. The acquisition increases Centene's scale and capabilities and creates a vertical integration opportunity with providers. We also acquired an additional 61% ownership in Interpreta Holdings, Inc. (Interpreta), a clinical and genomics data analytics business, bringing our total ownership to 80%. Finally, we made a 25% equity method investment in RxAdvance (RxA), a full-service pharmacy benefit manager (PBM) with a best-in-class technology platform. Both the Interpreta and RxA transactions reflect our commitment to technological innovation and providing comprehensive and integrated specialty services.

In the second quarter of 2018, we acquired 100% of MHM Services Inc. (MHM), a provider of behavioral health, medical and dental services to correctional facilities, state hospitals, courts, juvenile facilities and community clinics. Under the terms of the agreement, Centene also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between Centene and MHM, expanding our national footprint in the correctional healthcare sector.

First Quarter 2018 Highlights

Our financial performance for the first quarter of 2018 is summarized as follows:

•	Managed care membership of 12.8 million, an increase of 684,000 members, or 6% year-over-year.

•	Total revenues of $13.2 billion, representing 13% growth year-over-year.

•	Health benefits ratio of 84.3%, compared to 87.6% in 2017.

•	SG&A expense ratio of 10.5% for the first quarter of 2018, compared to 9.8% for the first quarter of 2017.

•	Adjusted SG&A expense ratio of 10.3% for the first quarter of 2018, compared to 9.3% for the first quarter of 2017.

•	Operating cash flows of $1,846 million.

•	Diluted earnings per share (EPS) for the first quarter of 2018 of $1.91, compared to $0.79 for the first quarter of 2017.

•	Adjusted Diluted EPS for the first quarter of 2018 of $2.17, compared to $1.12 for the first quarter of 2017.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2018	2017
GAAP diluted EPS	$1.91	$0.79
Amortization of acquired intangible assets	0.17	0.14
Acquisition related expenses	0.09	0.02
Penn Treaty assessment expense	—	0.17
Adjusted Diluted EPS	$2.17	$1.12
The following items contributed to our revenue and membership growth over the last year:

•
Arkansas. In February 2018, our Arkansas subsidiary, Arkansas Total Care began managing a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities. Arkansas Total Care will assume full-risk on this population beginning in January 2019.

•	Correctional. In June 2017, Centurion began operating under an expanded contract to provide correctional healthcare services for the Florida Department of Corrections in South Florida.

•
Health Insurance Marketplace. In January 2018, we expanded our offerings in the 2018 Health Insurance Marketplace. We entered Kansas, Missouri and Nevada, and expanded our footprint in the following six existing markets: Florida, Georgia, Indiana, Ohio, Texas, and Washington.

•
Health Net Federal Services. In January 2018, our subsidiary, Health Net Federal Services, began operating under the TRICARE West Region contract to provide administrative services to Military Health System eligible beneficiaries.

•
Illinois. In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. Implementation dates varied by region and was fully implemented statewide in April 2018. The new contract will include children who are in need through the Department of Children and Family Services (DCFS)/Youth in Care by the Illinois Department of Healthcare and Family Services (HFS) and Foster Care. These additional products are expected to be implemented in the fourth quarter of 2018.

•	Maryland. In July 2017, our specialty solutions subsidiary, Envolve, Inc., began providing health plan management services for Medicaid operations in Maryland.

•
Medicare. In January 2018, we expanded our offerings in Medicare. We entered Arkansas, Indiana, Kansas, Louisiana, Missouri, Pennsylvania, South Carolina, and Washington and expanded our footprint in Ohio.

•	Missouri. In May 2017, our Missouri subsidiary, Home State Health, began providing managed care services to MO HealthNet Managed Care beneficiaries under an expanded statewide contract.

•	Nevada. In July 2017, our Nevada subsidiary, SilverSummit Healthplan, began serving Medicaid recipients enrolled in Nevada's Medicaid managed care program.

•
Pennsylvania. In January 2018, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, began serving enrollees in the Community HealthChoices program. Contract commencement dates vary by zone and will be fully implemented statewide by January 2020.

•
Washington. In January 2018, our Washington subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health's Fully Integrated Managed Care (FIMC) beneficiaries in the North Central Region.

The growth items listed above are partially offset by the following items:

•
We were successful in reprocuring our contract in Georgia. However, the Medicaid program was expanded to include additional insurers, which has reduced our market share. In addition, we are no longer serving LTSS members in Arizona or Medicaid members in Massachusetts.

•	Beginning in January 2018, the State of California no longer includes costs for in-home support services (IHSS) in its Medicaid contracts.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the full year benefit in 2018 of business commenced during 2017 in Florida, Maryland, Missouri and Nevada, as discussed above.

•
In April 2018, we received regulatory approvals from the New York Department of Health and the New York Department of Financial Services for the Proposed Fidelis Acquisition. The Proposed Fidelis Acquisition remains subject to regulatory approval from the New York Attorney General and certain closing conditions.

•
In April 2018, we completed the acquisition of MHM, a national provider of healthcare and staffing services to correctional systems and other government agencies. Under the terms of the agreement, Centene also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between Centene and MHM.

•	In March 2018, we acquired an additional 61% ownership in Interpreta, a clinical and genomics data analytics business, bringing our total ownership to 80%.

•
In March 2018, we completed the acquisition of CMG, an at-risk primary care provider serving approximately 70,000 Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida.

•
In March 2018, we made a 25% equity method investment in RxAdvance, a full-service PBM, and expect to use its platform to improve health outcomes and reduce avoidable drug-impacted medical and administrative costs. This partnership includes both a customer relationship and a strategic investment in RxAdvance. As part of the initial transaction, Centene has certain rights to expand its equity investment in the future.

•
In March 2018, our Arizona subsidiary, Health Net Access, was selected to provide physical and behavioral health care services through the Arizona Health Care Cost Containment System Complete Care program in the Central region and the Southern region. Pending regulatory approval and successful completion of readiness review, the three-year agreement, with the possibility of two two-year extensions, is expected to commence on October 1, 2018.

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

•
In June 2017, our Mississippi subsidiary, Magnolia Health, was selected by the Mississippi Division of Medicaid to continue serving Medicaid recipients enrolled in the Mississippi Coordinated Access Network (MississippiCAN). Pending regulatory approval, the new three-year agreement, which also includes the option of two one-year extensions, is expected to commence in October 2018.

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

The future growth items listed above are partially offset by the following items:

•
Effective July 2018, we will no longer be serving correctional healthcare members in Massachusetts. Effective October 2018, we will no longer be serving veterans under the PC3 program. In the first quarter of 2018, Health Net of Arizona, Inc. notified the Arizona Department of Insurance of its decision to discontinue and non-renew all of its Employer Group plans for small and large business groups in Arizona beginning January 1, 2019. The effective date of coverage termination for existing groups is dependent on remaining renewals, however coverage will no longer be provided to any group policyholders and/ or members after December 31, 2019.

In October 2017, the Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2018 rating year. The 2018 rating year will affect quality bonus payments for Medicare Advantage plans in 2019. One of Health Net of California, Inc.'s Medicare Advantage plans (H0562) moved to a 3.5 Star rating from a 4.0 Star rating for the 2018 rating year, which lowered our overall 2018 parent Star rating to 3.5 Stars. Our commitment to quality remains as strong as ever. We are working to evaluate and mitigate the potential impact on our revenue in 2019 as a result of the lowered 2018 rating and working to implement year-over-year quality improvements. We continue to work towards improving our star ratings and make efforts to return to at least a 4.0 Star parent rating in future periods.

MEMBERSHIP

From March 31, 2017 to March 31, 2018, we increased our managed care membership by 684,000, or 6%. The following table sets forth the Company's membership by state:

	March 31, 2018	December 31, 2017	March 31, 2017
Arizona	639,800	640,500	684,300
Arkansas	92,300	85,700	98,100
California	2,903,600	2,877,800	2,980,100
Florida	1,090,600	848,800	872,000
Georgia	581,500	483,600	568,300
Illinois	238,400	239,500	253,800
Indiana	317,400	304,500	335,800
Kansas	151,500	129,100	133,100
Louisiana	485,900	485,500	484,100
Massachusetts	8,900	43,000	44,200
Michigan	2,800	2,500	2,100
Minnesota	9,400	9,400	9,500
Mississippi	347,600	329,900	349,500
Missouri	329,900	269,400	106,100
Nebraska	81,500	79,700	79,200
Nevada	74,600	34,900	—
New Hampshire	82,900	74,800	77,800
New Mexico	7,200	7,100	7,100
Ohio	352,800	332,700	328,900
Oregon	199,300	205,200	211,900
Pennsylvania	22,400	—	—
South Carolina	119,300	117,800	121,900
Tennessee	22,000	22,200	21,900
Texas	1,260,100	1,233,500	1,243,900
Vermont	1,600	1,600	1,600
Washington	260,800	237,800	254,400
Wisconsin	74,900	70,200	71,700
Total at-risk membership	9,759,000	9,166,700	9,341,300
TRICARE eligibles	2,851,500	2,824,100	2,804,100
Non-risk membership	218,900	216,300	—
Total	12,829,400	12,207,100	12,145,400

The following table sets forth our membership by line of business:

	March 31, 2018	December 31, 2017	March 31, 2017
Medicaid:
TANF, CHIP & Foster Care	5,776,600	5,807,300	5,714,100
ABD & LTSS	866,000	846,200	825,600
Behavioral Health	454,500	463,700	466,900
Commercial	2,161,200	1,558,300	1,864,700
Medicare & MMP (1)	343,400	333,700	328,100
Correctional	157,300	157,500	141,900
Total at-risk membership	9,759,000	9,166,700	9,341,300
TRICARE eligibles	2,851,500	2,824,100	2,804,100
Non-risk membership	218,900	216,300	—
Total	12,829,400	12,207,100	12,145,400

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans.

The following table sets forth additional membership statistics, which are included in the membership information above:

	March 31, 2018	December 31, 2017	March 31, 2017
Dual-eligible (2)	438,200	474,500	458,700
Health Insurance Marketplace	1,603,800	959,600	1,188,700
Medicaid Expansion	1,057,400	1,091,500	1,091,300

(2) Membership includes dual-eligible ABD & LTC and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2018 and 2017, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2018 and 2017 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2018	2017	% Change 2017-2018
Premium	$11,903	$10,638	12%
Service	653	527	24%
Premium and service revenues	12,556	11,165	12%
Premium tax and health insurer fee	638	559	14%
Total revenues	13,194	11,724	13%
Medical costs	10,039	9,322	8%
Cost of services	543	441	23%
Selling, general and administrative expenses	1,316	1,091	21%
Amortization of acquired intangible assets	39	40	(3)%
Premium tax expense	546	590	(7)%
Health insurer fee expense	171	—	100%
Earnings from operations	540	240	125%
Investment and other income (expense), net	(27)	(21)	(29)%
Earnings from operations, before income tax expense	513	219	134%
Income tax expense	175	87	101%
Net earnings	338	132	156%
Loss attributable to noncontrolling interests	2	7	(71)%
Net earnings attributable to Centene Corporation	$340	$139	145%
Diluted earnings per common share attributable to Centene Corporation	$1.91	$0.79	142%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total Revenues

Total revenues increased 13% in the three months ended March 31, 2018 over the corresponding period in 2017 primarily due to growth in the Health Insurance Marketplace business in 2018, expansions and new programs in many of our states in 2017 and 2018, and the reinstatement of the health insurer fee in 2018. These increases were partially offset by lower revenues in California, which is a result of the removal of the IHSS program from its Medicaid contract. During the three months ended March 31, 2018, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

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

The HBR for the three months ended March 31, 2018 was 84.3%, compared to 87.6% in the same period in 2017. The decrease compared to last year is primarily a result of membership growth in the Health Insurance Marketplace business, lower medical costs in our Medicaid business, and the reinstatement of the health insurer fee in 2018. These decreases were partially offset by new or expanded health plans, which initially operate at a higher HBR, and increased flu-related costs.

Cost of Services

Cost of services increased by $102 million in the three months ended March 31, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Foundation Care in October 2017, as well as growth in our correctional and management services businesses. The cost of service ratio for the three months ended March 31, 2018, was 83.2%, compared to 83.7% in the same period in 2017. The decrease in the cost of service ratio is primarily due to improved margins for our correctional and management services businesses.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $225 million in the three months ended March 31, 2018, compared to the corresponding period in 2017. This was due to expansions, new programs and growth in many of our states in 2017 and 2018, including growth in the Health Insurance Marketplace business, and acquisition related expenses. These increases were partially offset by the $47 million recognized during the first quarter of 2017 for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio was 10.5% for the first quarter of 2018, compared to 9.8% in the first quarter of 2017. The year-over-year increase was primarily a result of growth in the Health Insurance Marketplace business, as well as increased acquisition related expenses over the first quarter of 2017. These increases were partially offset by the impact of Penn Treaty assessment expense recognized in the first quarter of 2017.

The Adjusted SG&A expense ratio was 10.3% for the first quarter of 2018, compared to 9.3% in the first quarter of 2017. The year-over-year increase is primarily a result of growth in the Health Insurance Marketplace business, which operates at a higher SG&A expense ratio.

Health Insurer Fee Expense

Health insurance fee expense was $171 million for the three months ended March 31, 2018. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the three months ended March 31, 2017.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2018	2017
Investment and other income	$41	$41
Interest expense	(68)	(62)
Other income (expense), net	$(27)	$(21)

Investment income was consistent for the three months ended March 31, 2018, compared to the corresponding period in 2017. Interest expense increased in the three months ended March 31, 2018, compared to the corresponding period in 2017, reflecting a net increase in borrowings and the effect of our interest rate swaps.

Income Tax Expense

For the three months ended March 31, 2018, we recorded income tax expense of $175 million on pre-tax earnings of $513 million, or an effective tax rate of 34.1%. The current quarter effective tax rate reflects the lower corporate tax rate as enacted in the TCJA, partially offset by an increased tax rate due to the non-deductibility of the health insurer fee. For the three months ended March 31, 2017, we recorded income tax expense of $87 million on pre-tax earnings of $219 million, or an effective tax rate of 39.7%, which reflects the higher corporate tax rate for 2017 and the impact of the health insurer fee moratorium.

We are still analyzing certain aspects of the TCJA and are refining our calculations of existing current and deferred tax amounts. No material changes were made to the tax effects recorded in 2017, which will be provisional until the final 2017 federal tax return is filed. We do not anticipate other material changes to tax expense related to the TCJA.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2018	2017	% Change 2017-2018
Total Revenues
Managed Care	$12,474	$11,126	12%
Specialty Services	2,976	2,942	1%
Eliminations	(2,256)	(2,344)	4%
Consolidated Total	$13,194	$11,724	13%
Earnings from Operations
Managed Care	$470	$187	151%
Specialty Services	70	53	32%
Consolidated Total	$540	$240	125%

Managed Care

Total revenues increased 12% in the three months ended March 31, 2018, compared to the corresponding period in 2017, primarily as a result of expansions, new programs, and growth in many of our states, particularly Florida, Georgia, Indiana, Missouri, Pennsylvania, and Texas, including growth in the Health Insurance Marketplace business. Earnings from operations increased $283 million between years primarily as a result of growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018. In addition, the first quarter of 2017 was negatively affected by the Penn Treaty assessment expense.

Specialty Services

Total revenues increased 1% in the three months ended March 31, 2018, compared to the corresponding period in 2017, resulting primarily from increased services associated with membership growth in the Managed Care segment and growth in our specialty pharmacy, correctional, and management services businesses. These revenue increases are partially offset by a decline in revenue for our behavioral health services business as a result of states combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members. Earnings from operations increased $17 million in the three months ended March 31, 2018, compared to the corresponding period in 2017, primarily due to growth in our pharmacy benefits management, correctional, and management services businesses.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$1,846	$1,248
Net cash used in investing activities	(764)	(323)
Net cash provided by (used in) financing activities	513	(10)
Net increase in cash and cash equivalents	$1,595	$915

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1,846 million in the three months ended March 31, 2018, compared to $1,248 million in the comparable period in 2017. The cash provided by operating activities in 2018 was due to net earnings, an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business, and an increase in other long-term liabilities, driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2018. Cash provided by operations was also driven by increases in unearned revenue, due to the receipt of several April capitation payments received in March.

Cash flows provided by operations in 2017 was primarily due to net earnings, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska health plan, an increase in other long-term liabilities driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2017 and an increase in unearned revenue primarily due to the receipt of several April capitation payments in March.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $764 million for the three months ended March 31, 2018, and $323 million in the comparable period in 2017. Cash flows used in investing activities in 2018 and 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisition of CMG, the investment in RxA, and capital expenditures.

We spent $218 million and $83 million in the three months ended March 31, 2018 and 2017, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of March 31, 2018, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. We had unregulated cash and investments of $452 million at March 31, 2018, compared to $310 million at December 31, 2017.

Cash Flows Provided by (Used in) Financing Activities

Our financing activities provided cash of $513 million in the three months ended March 31, 2018, compared to using cash of $10 million in the comparable period in 2017. During 2018, our net financing activities primarily related to increased borrowings on our revolving credit agreement.

During 2017, our net financing activities primarily related to common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of March 31, 2018, we had $675 million in borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of March 31, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $76 million as of March 31, 2018, which were not part of our revolving credit facility. We also had letters of credit for $47 million (valued at the March 31, 2018 conversion rate), or €38 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.31% as of March 31, 2018. In addition, we had outstanding surety bonds of $404 million as of March 31, 2018.

The indentures governing our various maturities of senior notes contain restrictive covenants of Centene Corporation. As of March 31, 2018, we were in compliance with all covenants.

At March 31, 2018, we had working capital, defined as current assets less current liabilities, of $86 million, compared to negative $629 million at December 31, 2017. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2018, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 40.6%, compared to 40.6% at December 31, 2017. Excluding the $60 million non-recourse mortgage note, our debt to capital ratio was 40.3% as of March 31, 2018, compared to 40.3% at December 31, 2017. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2018 Expectations

During the remainder of 2018, we expect to make net capital contributions to our insurance subsidiaries of approximately $196 million associated with our growth and spend approximately $590 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2018 and borrowings on our Revolving Credit Facility. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us. In addition, as discussed above, subject to market conditions, we expect to fund the Fidelis Care transaction with approximately $2.3 billion of new equity, including share consideration, and approximately $1.6 billion of new long-term debt.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. We expect to begin drawing on the construction loan in the second quarter of 2018.

As part of the regulatory approval process, it is expected that we will enter into certain undertakings with the New York State Department of Health. The undertakings are anticipated to contain various commitments by Centene that will be effective upon completion of the Fidelis Care Transaction. It is expected that one of the undertakings, among others, will include a $340 million contribution by Centene to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. Upon the closing of the Fidelis Care transaction, the present value of the $340 million contribution to the State of New York, estimated to be approximately $325 million, will be expensed in SG&A.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2018, our subsidiaries had aggregate statutory capital and surplus of $5,058 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,289 million. During the three months ended March 31, 2018, we received net dividends of $9 million from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2018, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of March 31, 2018, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,289 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 1, Organization and Operations, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2018, we had short-term investments of $507 million and long-term investments of $5,675 million, including restricted deposits of $140 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2018, the fair value of our fixed income investments would decrease by approximately $189 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2018, the fair value of our debt would decrease by approximately $115 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. As previously announced, CMS published Medicare Star ratings for the 2018 rating year. The achievement of Star ratings of four or higher for the 2018 rating year qualifies Medicare Advantage plans for quality bonus payments in 2019. One of Health Net of California, Inc.'s Medicare Advantage plans (H0562) moved to a 3.5 Star rating from a 4.0 Star rating for the 2018 rating year. The effect of this Star rating change lowered our parent Star rating for the 2018 rating year from 4.0 stars to 3.5 stars and, therefore, our plans that use the parent rating as well as the Medicare Advantage plan (H0562) will not be eligible for the quality bonus payments in 2019. These lowered Star ratings for the 2018 rating year for the Medicare Advantage plan (H0562) and the Company may reduce the attractiveness of the affected plans and our other offerings to members, reduce revenue from the affected plan and impact our Medicare expansion efforts, which are a strategic focus for the Company. We continue to evaluate the potential impact of the lowered ratings on our revenues and expansion efforts in 2019. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expense exceeds our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2018 marketplace for individual products may continue to be less stable than in previous years because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we continue to serve in 2018. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as Affordable Care Act (ACA), including the repeal of the ACA's individual mandate in the Tax Cuts and Jobs Act of 2017 (TCJA).

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each states' election. The federal government pays the entire costs for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of March 31, 2018, 32 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. In February 2018, the U.S. Department of Health and Human Services (HHS) issued a proposed rule permitting the duration of short-term health insurance plans to be extended from up to three months to up to twelve months. These short-term plans, in addition to having a limited duration, provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the repeal of the individual mandate in the TCJA, we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the three Rs provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, the three Rs may not be adequately funded. Moreover, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, require us to increase premium rates or result in funding issues under the three Rs. These potential exits and other continued volatility in this market may be further exacerbated by the conclusion of the risk corridor and reinsurance programs as of January 1, 2017. Our continued success in the exchanges is dependent on our ability to successfully respond to these changes in the market over time. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, the three Rs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

The HHS has stated that it will consider a limited number of premium assistance demonstration proposals from States that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents and we began operations under the program beginning January 1, 2014. As of March 31, 2018, eight states had approved Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law.

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. However, the $14.3 billion payment resumed in 2018. Collection of the health insurer fee for 2019 has also been suspended. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenues. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenues from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenues from the fee calculation. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

In addition, House v. Hargan (previously v. Burwell, et al., and v. Price, et al.), the suit that was brought by House Republicans, was settled in December 2017. The new administration's decision to stop the cost sharing subsidies rendered further challenge to the cost sharing subsidy payments unnecessary. Therefore, 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government. On March 23, 2018, Congress further bolstered the new administration's position by omitting cost sharing subsidy payments from the two-year Omnibus Spending Bill. This bill, coupled with the new administration's decision to end payments, could affect our earnings.

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

Our growth strategy includes, without limitation, the acquisition and expansion of health plans participating in government sponsored healthcare programs and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. We continue to pursue opportunistic acquisitions to expand into new geographies and complementary business lines as well as to augment existing operations and may be in discussions with respect to one or multiple targets at any given time. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected or may not achieve timely profitability. We also face the risk that we will not be able to effectively integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems and we may need to divert more management resources to integration than we planned.

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

From time to time healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, our wholly owned subsidiary, Health Net Life Insurance Company (HNL), is and may continue to be subject to such disputes with respect to HNL’s payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. HNL expects to vigorously defend its claims payment practices. Nevertheless, in the event HNL receives an adverse finding in any related legal proceeding or from a regulator, or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, our financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, under such circumstances we may incur significant expenses and may be unable to operate our business effectively.

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

As of March 31, 2018, we had consolidated indebtedness of approximately $5,176 million. We may further increase our indebtedness in the future. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

•
we will be required to pay our costs relating to the Proposed Fidelis Acquisition, such as legal, accounting, financing, financial advisory and printing fees, whether or not the Proposed Fidelis Acquisition is completed.

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

Before the Proposed Fidelis Acquisition may be completed, any approvals, consents or clearances required in connection with the Proposed Fidelis Acquisition must have been obtained, in each case, under applicable law, including pursuant to the insurance laws, not-for-profit laws and state healthcare laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Proposed Fidelis Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company's business. Under the asset purchase agreement, we have agreed with Fidelis Care to use our reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that (i) we may not be required to agree to any term, limitation, restriction or requirement that, individually or in the aggregate, (a) would have or could reasonably be expected to have a material and adverse effect on the financial condition, results of operations or business of us or Fidelis Care, in each case, as currently conducted, (b) would or could reasonably be expected to have a material and adverse effect on any lines or types of business, in the aggregate, in which we or Fidelis Care shall be permitted to engage or (c) would have or could reasonably be expected to have a material and adverse effect on the overall benefits that we reasonably expect to derive from the consummation of the Proposed Fidelis Acquisition and (ii) Fidelis Care may not be required to, among other things, agree to any term, limitation, restriction or requirement that, individually or in the aggregate, would have or could reasonably be expected to have a material and adverse effect on the overall benefits that Fidelis Care reasonably expects to derive from the consummation of the Proposed Fidelis Acquisition.

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

As part of the regulatory approval process, it is expected that we will enter into certain undertakings with the New York State Department of Health. The undertakings are anticipated to contain various commitments by us that will be effective upon completion of the Proposed Fidelis Acquisition. It is expected that one of the undertakings, among others, will include a $340 million contribution by us to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State.

Additionally, upon the closing of the Proposed Fidelis Acquisition, Fidelis Care will operate as a for-profit health insurer in New York, subject to customary premium taxes and fees, anticipated to result in not less than $160 million of additional revenues for the State of New York.

The Proposed Fidelis Acquisition remains subject to regulatory approval from, among others, the New York Attorney General, the Burdensome Condition provision of Section 7.03(c) of the Asset Purchase Agreement, and certain closing conditions. There can be no assurance that we will receive regulatory approval for the Proposed Fidelis Acquisition or that the closing of the Proposed Fidelis Acquisition will occur.

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

In connection with the Proposed Fidelis Acquisition, we expect to incur approximately $1.6 billion in additional indebtedness, assuming we do not use the option to fund up to $500 million of the acquisition consideration in our common stock and assuming we issue approximately $2.3 billion of new equity. The combined company will have consolidated indebtedness of approximately $6.8 billion, which is greater than our current indebtedness prior to the Proposed Fidelis Acquisition. The increased indebtedness of the combined company in comparison to ours on a historical basis could adversely affect us in a number of ways, including:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2018, the Company acquired 100% of Community Medical Holdings Corp. The transaction consideration was partially financed through an issuance of $149 million (1,449 thousand shares) of Centene common stock. On March 27, 2018, the Company acquired an additional 61% ownership in Interpreta Holdings, Inc. The transaction consideration was partially financed through an issuance of $175 million (1,727 thousand shares) of Centene common stock. The Company issued shares in both transactions in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder, as transactions not involving a public offering.

Issuer Purchases of Equity Securities First Quarter 2018
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2018	12,166	$107.45	—	3,335,448
February 1 - February 28, 2018	51,989	101.48	—	3,335,448
March 1 - March 31, 2018	18,228	102.40	—	3,335,448
Total	82,383	$102.56	—	3,335,448
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 3,335,448 shares. No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1	*	2002 Employee Stock Purchase Plan, As Amended and Restated.

12.1		Computation of ratio of earnings to fixed charges.

31.1		Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1		XBRL Taxonomy Instance Document.

101.2		XBRL Taxonomy Extension Schema Document.

101.3		XBRL Taxonomy Extension Calculation Linkbase Document.

101.4		XBRL Taxonomy Extension Definition Linkbase Document.

101.5		XBRL Taxonomy Extension Label Linkbase Document.

101.6		XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 24, 2018.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)