Form 10-Q
period 2018-06-30
CENTENE CORP
filed 2018-07-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 13, 2018, the registrant had 205,256,671 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof) in connection with, among other things, any discussion of future operating or financial performance. In particular, these statements include without limitation statements about our market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recent acquisition of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) (Fidelis Care Acquisition), investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A. “Risk Factors.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on federally facilitated and state-based Health Insurance Marketplaces;

•	tax matters;

•	disasters or major epidemics;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, TRICARE or other customers);

•	the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;

•	challenges to our contract awards;

•	cyber-attacks or other privacy or data security incidents;

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the acquisition (Health Net Acquisition) of Health Net, Inc. (Health Net) and the Fidelis Care Acquisition, will not be realized, or will not be realized within the expected time period;

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for the Health Net Acquisition or the Fidelis Care Acquisition;

•
disruption caused by significant completed and pending acquisitions, including the Health Net Acquisition and the Fidelis Care Acquisition, making it more difficult to maintain business and operational relationships;

•
the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions, including among others, the Health Net Acquisition and the Fidelis Care Acquisition;

i

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses, including Health Net and Fidelis Care, will not be integrated successfully;

•	the risk that, following the Fidelis Care Acquisition, we may not be able to effectively manage our expanded operations;

•	restrictions and limitations in connection with our indebtedness;

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

GAAP net earnings	$300	$254	$640	$393
Amortization of acquired intangible assets	45	39	84	79
Acquisition related expenses	1	1	22	6
California minimum medical loss ratio changes	30	—	30	—
Penn Treaty assessment expense	—	—	—	47
Income tax effects of adjustments (1)	(16)	(14)	(30)	(48)
Adjusted net earnings	$360	$280	$746	$477

GAAP diluted earnings per share (EPS)	$1.50	$1.44	$3.39	$2.23
Amortization of acquired intangible assets (2)	0.17	0.14	0.35	0.28
Acquisition related expenses (3)	0.01	0.01	0.10	0.03
California minimum medical loss ratio changes (4)	0.12	—	0.12	—
Penn Treaty assessment expense (5)	—	—	—	0.17
Adjusted Diluted EPS	$1.80	$1.59	$3.96	$2.71

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)
The amortization of acquired intangible assets per diluted share are net of an income tax benefit of $0.05 and $0.08 for the three months ended June 30, 2018 and 2017, respectively and $0.10 and $0.17 for the six months ended June 30, 2018 and 2017, respectively.

(3)
Acquisition related expenses per diluted share are net of an income tax benefit of $0.00 for both the three months ended June 30, 2018 and 2017, and $0.02 and $0.01 for the six months ended June 30, 2018 and 2017, respectively.

(4)
The impact of retroactive changes to the California minimum medical loss ratio (MLR) is net of an income tax benefit of $0.03 and $0.04 per diluted share for the three and six months ended June 30, 2018, respectively.

(5)	The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.09 for the six months ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

GAAP selling, general and administrative expenses	$1,237	$1,065	$2,553	$2,156
Acquisition related expenses	1	1	22	6
Penn Treaty assessment expense	—	—	—	47
Adjusted selling, general and administrative expenses	$1,236	$1,064	$2,531	$2,103

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,707	$4,072
Premium and trade receivables	4,067	3,413
Short-term investments	602	531
Other current assets	1,001	687
Total current assets	12,377	8,703
Long-term investments	5,746	5,312
Restricted deposits	1,943	135
Property, software and equipment, net	1,327	1,104
Goodwill	5,346	4,749
Intangible assets, net	1,501	1,398
Other long-term assets	503	454
Total assets	$28,743	$21,855

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$5,003	$4,286
Accounts payable and accrued expenses	3,803	4,165
Return of premium payable	529	549
Unearned revenue	523	328
Current portion of long-term debt	4	4
Total current liabilities	9,862	9,332
Long-term debt	6,275	4,695
Other long-term liabilities	1,898	952
Total liabilities	18,035	14,979
Commitments and contingencies
Redeemable noncontrolling interests	11	12
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; authorized 400,000 shares; 207,413 issued and 205,247 outstanding at June 30, 2018, and 180,379 issued and 173,437 outstanding at December 31, 2017	—	—
Additional paid-in capital	7,355	4,349
Accumulated other comprehensive loss	(67)	(3)
Retained earnings	3,403	2,748
Treasury stock, at cost (2,166 and 6,942 shares, respectively)	(81)	(244)
Total Centene stockholders’ equity	10,610	6,850
Noncontrolling interest	87	14
Total stockholders’ equity	10,697	6,864
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$28,743	$21,855
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Premium	$12,113	$10,905	$24,016	$21,543
Service	762	536	1,415	1,063
Premium and service revenues	12,875	11,441	25,431	22,606
Premium tax and health insurer fee	1,306	513	1,944	1,072
Total revenues	14,181	11,954	27,375	23,678
Expenses:
Medical costs	10,380	9,413	20,419	18,735
Cost of services	658	456	1,201	897
Selling, general and administrative expenses	1,237	1,065	2,553	2,156
Amortization of acquired intangible assets	45	39	84	79
Premium tax expense	1,189	543	1,735	1,133
Health insurer fee expense	183	—	354	—
Total operating expenses	13,692	11,516	26,346	23,000
Earnings from operations	489	438	1,029	678
Other income (expense):
Investment and other income	65	45	106	86
Interest expense	(80)	(62)	(148)	(124)
Earnings from operations, before income tax expense	474	421	987	640
Income tax expense	175	169	350	256
Net earnings	299	252	637	384
Loss attributable to noncontrolling interests	1	2	3	9
Net earnings attributable to Centene Corporation	$300	$254	$640	$393

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.53	$1.47	$3.46	$2.28
Diluted earnings per common share	$1.50	$1.44	$3.39	$2.23

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$299	$252	$637	$384
Reclassification adjustment, net of tax	—	(1)	—	(1)
Change in unrealized gain (loss) on investments, net of tax	(11)	20	(63)	34
Foreign currency translation adjustments	(2)	3	(1)	4
Other comprehensive earnings (loss)	(13)	22	(64)	37
Comprehensive earnings	286	274	573	421
Comprehensive loss attributable to noncontrolling interests	1	2	3	9
Comprehensive earnings attributable to Centene Corporation	$287	$276	$576	$430

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Six Months Ended June 30, 2018

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2017	180,379	$—	$4,349	$(3)	$2,748	6,942	$(244)	$14	$6,864
Comprehensive Earnings:
Net earnings	—	—	—	—	640	—	—	1	641
Other comprehensive loss, net of ($19) tax	—	—	—	(64)	—	—	—	—	(64)
Common stock issued for acquisitions	—	—	331	—	—	(4,894)	176	—	507
Common stock issued	26,604	—	2,780	—	—	—	—	—	2,780
Common stock issued for employee benefit plans	430	—	8	—	—	—	—	—	8
Common stock repurchases	—	—	—	—	—	118	(13)	—	(13)
Stock compensation expense	—	—	68	—	—	—	—	—	68
Cumulative-effect of adopting new accounting guidance	—	—	—	—	15	—	—	—	15
Purchase of noncontrolling interest	—	—	(181)	—	—	—	—	—	(181)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	72	72
Balance, June 30, 2018	207,413	$—	$7,355	$(67)	$3,403	2,166	$(81)	$87	$10,697

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$637	$384
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	215	173
Stock compensation expense	67	62
Deferred income taxes	4	(58)
Changes in assets and liabilities
Premium and trade receivables	(553)	(696)
Other assets	2	65
Medical claims liabilities	717	243
Unearned revenue	202	241
Accounts payable and accrued expenses	(865)	(257)
Other long-term liabilities	865	781
Other operating activities, net	29	4
Net cash provided by operating activities	1,320	942
Cash flows from investing activities:
Capital expenditures	(362)	(181)
Purchases of investments	(1,375)	(1,317)
Sales and maturities of investments	721	1,015
Acquisitions, net of cash acquired	(237)	—
Other investing activities, net	—	(1)
Net cash used in investing activities	(1,253)	(484)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,780	—
Proceeds from long-term debt	5,146	810
Payments of long-term debt	(3,471)	(762)
Common stock repurchases	(13)	(15)
Purchase of noncontrolling interest	(63)	—
Other financing activities, net	(1)	6
Net cash provided by financing activities	4,378	39
Net increase in cash, cash equivalents and restricted cash	4,445	497
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	4,089	3,936
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$8,534	$4,433
Supplemental disclosures of cash flow information:
Interest paid	$130	$99
Income taxes paid	$195	$205
Equity issued in connection with acquisitions	$507	$—

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

Certain 2017 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2018 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Recently Adopted Accounting Guidance

In June 2018, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that simplifies the accounting for share-based payment arrangements with nonemployees for goods and services. Under the ASU, the guidance on such payments to nonemployees is aligned with the accounting for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The Company adopted the new guidance in the second quarter of 2018 using the modified retrospective approach with an immaterial cumulative-effect adjustment to retained earnings.

In February 2018, the FASB issued an ASU which allows a reclassification from accumulated other comprehensive income (OCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Acts (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The Company adopted the new guidance in the first quarter of 2018 and elected to reclassify stranded tax effects as a result of the TCJA related to unrealized gains and losses on investments and defined benefit plan obligations. The Company uses the individual security approach to release income tax effects from accumulated OCI. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued an ASU clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Cash, cash equivalents, and restricted cash and cash equivalents reported on the Consolidated Statements of Cash Flows includes restricted cash and cash equivalents of $6 million, $8 million, $17 million and $1,827 million as of December 31, 2016, June 30, 2017, December 31, 2017 and June 30, 2018, respectively. The restricted cash and cash equivalents as of June 30, 2018 includes cash held in escrow related to the issuance of long-term debt as further discussed in Note 7. Debt.

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

2. Fidelis Care Acquisition

On July 1, 2018, the Company acquired substantially all of the assets of Fidelis Care for approximately $3.75 billion of cash consideration. The acquisition consideration was funded through the issuance of 26.6 million shares of Centene common stock as further discussed in Note 8. Stockholders Equity and the issuance of long-term debt as further discussed in Note 7. Debt. The Fidelis Care Acquisition expanded the Company's scale and presence to New York State.

The acquisition of Fidelis Care will be accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets and liabilities assumed is not yet complete.

The Company anticipates a significant amount of goodwill related primarily to buyer specific synergies expected from the acquisition and the assembled workforce of Fidelis Care. The goodwill will be assigned to the Managed Care segment and will be deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the three and six months ended June 30, 2018 and 2017, respectively ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$17,013	$14,494	$32,923	$28,583
Net earnings attributable to Centene Corporation	$395	$312	$772	$489
Diluted earnings per share	$1.89	$1.54	$3.73	$2.41

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2017 and is not a projection of future results.

The unaudited pro forma financial information reflects the historical results of Centene and Fidelis Care adjusted as if the acquisition had occurred on January 1, 2017, primarily for the following:

•	Additional premium tax expense related to Fidelis Care no longer being a non-for-profit entity.

•
Additional Health Insurer Fee revenue and expense related to Fidelis Care as those revenues will be subject to the Health Insurer Fee following the first year of the closing of the Fidelis Care Acquisition.

•	Reduced Fidelis Care investment income to reflect lower investment balances associated with the acquired assets.

•	Interest expense associated with debt incurred to finance the transaction.

•	An adjustment to basic and diluted shares outstanding to reflect the shares issued by Centene to finance the transaction.

•	An adjustment to income tax expense to reflect the tax impact of the acquisition and Fidelis Care becoming subject to income tax.

•	Elimination of acquisition related costs.

Commitments

As part of the regulatory approval process, the Company entered into certain undertakings with the New York State Department of Health. The undertakings contain various commitments by the Company effective upon completion of the Fidelis Care Acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. As a result of the closing of the Fidelis Care Acquisition, the present value of the $340 million contribution to the State of New York, approximately $324 million, will be expensed in SG&A during the third quarter of 2018.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$267	$—	$(3)	$264	$311	$—	$(2)	$309
Corporate securities	2,441	4	(43)	2,402	2,208	12	(10)	2,210
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	1,827	—	—	1,827	17	—	—	17
Municipal securities	2,224	3	(25)	2,202	2,085	12	(10)	2,087
Asset-backed securities	498	1	(3)	496	437	1	(1)	437
Residential mortgage-backed securities	363	—	(12)	351	337	1	(6)	332
Commercial mortgage-backed securities	296	—	(7)	289	272	1	(2)	271
Fair value and equity method investments	322	—	—	322	176	—	—	176
Life insurance contracts	134	—	—	134	135	—	—	135
Total	$8,376	$8	$(93)	$8,291	$5,982	$27	$(31)	$5,978

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain fair value and equity method investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2018, 96% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2018, the Company held certificates of deposit, life insurance contracts and fair value and equity method investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.9 years at June 30, 2018.

In March 2018, the Company completed a 25% investment in RxAdvance, a full-service pharmacy benefit manager. In May 2018, the Company made an additional investment, bringing the total ownership to 28%. The investment is accounted for using the equity method of accounting.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2018				December 31, 2017
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(2)	$160	$(1)	$88	$(1)	$222	$(1)	$79
Corporate securities	(35)	1,772	(8)	180	(6)	1,044	(4)	185
Municipal securities	(19)	1,404	(6)	172	(7)	943	(3)	175
Asset-backed securities	(3)	355	—	26	(1)	228	—	28
Residential mortgage-backed securities	(4)	161	(8)	155	(1)	109	(5)	171
Commercial mortgage-backed securities	(4)	200	(3)	51	(1)	112	(1)	51
Total	$(67)	$4,052	$(26)	$672	$(17)	$2,658	$(14)	$689

As of June 30, 2018, the gross unrealized losses were generated from 2,818 positions out of a total of 3,697 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	June 30, 2018				December 31, 2017
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$584	$578	$1,840	$1,840	$474	$474	$48	$47
One year through five years	2,286	2,253	104	103	2,424	2,420	88	88
Five years through ten years	1,758	1,740	—	—	1,773	1,779	—	—
Greater than ten years	647	641	—	—	129	130	—	—
Asset-backed securities	1,157	1,136	—	—	1,046	1,040	—	—
Total	$6,432	$6,348	$1,944	$1,943	$5,846	$5,843	$136	$135

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

The following table summarizes fair value measurements by level at June 30, 2018, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$6,707	$—	$—	$6,707
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152	$—	$—	$152
Corporate securities	—	2,402	—	2,402
Municipal securities	—	2,202	—	2,202
Asset-backed securities	—	496	—	496
Residential mortgage-backed securities	—	351	—	351
Commercial mortgage-backed securities	—	289	—	289
Total investments	$152	$5,740	$—	$5,892
Restricted deposits available for sale:
Cash and cash equivalents	$1,827	$—	$—	$1,827
Certificates of deposit	4	—	—	4
U.S. Treasury securities and obligations of U.S. government corporations and agencies	112	—	—	112
Total restricted deposits	$1,943	$—	$—	$1,943
Other long-term assets: Interest rate swap agreements	$—	$—	$—	$—
Total assets at fair value	$8,802	$5,740	$—	$14,542
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$136	$—	$136
Total liabilities at fair value	$—	$136	$—	$136

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

The Company periodically transfers U.S. Treasury securities and obligations of U.S. government corporations and agencies between Level I and Level II fair value measurements dependent upon the level of trading activity for the specific securities at the measurement date. The Company’s policy regarding the timing of transfers between Level I and Level II is to measure and record the transfers at the end of the reporting period. At June 30, 2018, there were no transfers from Level I to Level II and no transfers from Level II to Level I. The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. The aggregate carrying amount of the Company’s life insurance contracts and other non-majority owned investments, which approximates fair value, was $456 million and $311 million as of June 30, 2018 and December 31, 2017, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Six Months Ended June 30,
	2018	2017
Balance, January 1	$4,286	$3,929
Less: Reinsurance recoverable	18	5
Balance, January 1, net	4,268	3,924
Incurred related to:
Current year	20,748	19,087
Prior years	(329)	(352)
Total incurred	20,419	18,735
Paid related to:
Current year	16,738	15,477
Prior years	2,963	3,022
Total paid	19,701	18,499
Balance at June 30, net	4,986	4,160
Plus: Reinsurance recoverable	17	10
Balance, June 30	$5,003	$4,170

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum HBR and other return of premium programs, we recorded $22 million and $4 million as a reduction to premium revenues in the six months ended June 30, 2018 and 2017, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2018 was $3,866 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

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

The Company recognized a $79 million net pre-tax benefit related to the reconciliation of the 2017 risk adjustment program during the second quarter of 2018 and a $48 million net pre-tax benefit related to the reconciliation of the 2016 risk adjustment program during the second quarter of 2017.

The Company's net receivables (payables) for each of these programs are as follows ($ in millions):

	June 30, 2018	December 31, 2017
Risk adjustment	$(1,325)	$(677)
Reinsurance	1	15
Risk corridor	5	6
Minimum MLR	(79)	(22)
Cost sharing reductions	(56)	(96)

7. Debt

Debt consists of the following ($ in millions):

	June 30, 2018	December 31, 2017
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,006	1,006
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	—
Fair value of interest rate swap agreements	(136)	(71)
Total senior notes	6,270	4,535
Revolving credit agreement	—	150
Mortgage notes payable	59	61
Construction loan payable	26	—
Capital leases and other	5	18
Debt issuance costs	(81)	(65)
Total debt	6,279	4,699
Less current portion	(4)	(4)
Long-term debt	$6,275	$4,695

Senior Notes

In May 2018, a wholly owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,800 million in aggregate principal amount of 5.375% Senior Notes at par due 2026. The Company used the net proceeds of the offering to finance a portion of the cash consideration for the Fidelis Care Acquisition, which closed in July 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At June 30, 2018, the Company was in compliance with all covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The following is a summary of the notional amounts of the Company's interest rate swap agreements as of June 30, 2018:

Expiration Date	Notional Amount
February 15, 2021	$600
May 15, 2022	500
February 15, 2024	1,000
January 15, 2025	600
Total	$2,700

The fair value of the swap agreements shown above are recorded in other long-term assets and other long-term liabilities, respectively, in the Consolidated Balance Sheets. Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the three or one month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At June 30, 2018, the weighted average rate was 5.90%.

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

Revolving Credit Agreement

The Company has an unsecured $1,500 million revolving credit facility. The agreement has a maturity date of December 14, 2022. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. As of June 30, 2018, the Company had no borrowings outstanding under the agreement and the Company was in compliance with all covenants.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of June 30, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $59 million at June 30, 2018 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $166 million at June 30, 2018.

Construction Loan

The Company has a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company's revolving credit agreement. The Company has guaranteed completion of the construction project associated with the loan. As of June 30, 2018, the Company had $26 million in borrowings outstanding under the loan.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $57 million as of June 30, 2018, which were not part of the revolving credit facility. The Company also had letters of credit for $44 million (valued at June 30, 2018 conversion rate), or €38 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.31% as of June 30, 2018. The Company had outstanding surety bonds of $464 million as of June 30, 2018.

8. Stockholders' Equity

In May 2018, the Company completed a registered offering of 26.6 million shares of Centene common stock with a fair value of $2,860 million. This included the 10% over allotment option to purchase additional shares from the Company which was exercised in full by the underwriters. Net proceeds after underwriting discounts and commissions was $2,780 million. The Company used the net proceeds of the offering to finance a portion of the cash consideration in connection with the Fidelis Care Acquisition, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

In April 2018, the Company acquired MHM Services Inc. (MHM) and issued 1.7 million shares of Centene common stock to the selling shareholders, with a fair value of $183 million.

In March 2018, the Company acquired Community Medical Holdings Corp., d/b/a Community Medical Group (CMG) and issued 1.4 million shares of Centene common stock to the selling shareholders, with a fair value of $149 million.

In March 2018, the Company acquired an additional 61% of Interpreta and issued 1.7 million shares of Centene common stock to the selling shareholders, with a fair value of $175 million.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except shares in thousands and per share data in dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Earnings attributable to Centene Corporation	$300	$254	$640	$393

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	195,518	172,357	184,720	172,215
Common stock equivalents (as determined by applying the treasury stock method)	3,933	4,063	3,851	3,905
Weighted average number of common shares and potential dilutive common shares outstanding	199,451	176,420	188,571	176,120

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.53	$1.47	$3.46	$2.28
Diluted earnings per common share	$1.50	$1.44	$3.39	$2.23

The calculation of diluted earnings per common share for both the three and six months ended June 30, 2018 excludes the impact of 13 thousand shares related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for both the three and six months ended June 30, 2017 excludes the impact of 5 thousand and 40 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended June 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$13,283	$898	$—	$14,181
Total revenues from internal customers	26	2,338	(2,364)	—
Total revenues	$13,309	$3,236	$(2,364)	$14,181
Earnings from operations	$421	$68	$—	$489

Segment information for the three months ended June 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$11,341	$613	$—	$11,954
Total revenues from internal customers	11	2,412	(2,423)	—
Total revenues	$11,352	$3,025	$(2,423)	$11,954
Earnings from operations	$374	$64	$—	$438

Segment information for the six months ended June 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$25,733	$1,642	$—	$27,375
Total revenues from internal customers	51	4,569	(4,620)	—
Total revenues	$25,784	$6,211	$(4,620)	$27,375
Earnings from operations	$891	$138	$—	$1,029

Segment information for the six months ended June 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$22,456	$1,222	$—	$23,678
Total revenues from internal customers	22	4,745	(4,767)	—
Total revenues	$22,478	$5,967	$(4,767)	$23,678
Earnings from operations	$561	$117	$—	$678

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities. In September 2017, the Company filed a demurrer seeking to dismiss the complaint, and a motion to strike the allegations seeking retroactive relief. In March 2018, the Court overruled the Company's demurrer and denied the motion to strike. The Court held a status conference in May 2018 and set a schedule for the filing of additional motions. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

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

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. The court held a hearing on the motions to dismiss in July 2018. The parties are awaiting a ruling on those motions. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

•
disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims and claims alleging that the Company has engaged in unfair business practices.

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

Results of operations depend on our ability to manage expenses associated with health benefits (including estimated costs incurred) and selling, general and administrative (SG&A) costs. We measure operating performance based upon two key ratios. The health benefits ratio (HBR) represents medical costs as a percentage of premium revenues, excluding premium tax and health insurer fee revenues that are separately billed, and reflects the direct relationship between the premiums received and the medical services provided. The SG&A expense ratio represents SG&A costs as a percentage of premium and service revenues, excluding premium tax and health insurer fee revenues that are separately billed.

Fidelis Care Acquisition

On July 1, 2018, we acquired substantially all of the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) (Fidelis Care Acquisition) for approximately $3.75 billion of cash consideration. The cash consideration was funded through approximately $2.8 billion of new equity, and approximately $1.8 billion of new long-term debt. Both offerings were completed in May 2018. The Fidelis Care Acquisition expanded the Company's health plan footprint to New York State.

As part of the regulatory approval process, we entered into certain undertakings with the New York State Department of Health. The undertakings contain various commitments by Centene effective upon completion of the Fidelis Care Acquisition. One of the undertakings includes a $340 million contribution by Centene to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. The present value of the $340 million contribution to the State of New York, approximately $324 million, will be expensed in SG&A during the third quarter of 2018.

Acquisitions and Investments

We continued to execute on our growth strategy through acquisitions and investments during 2018. In the first quarter of 2018, we acquired 100% of Community Medical Holdings Corp., d/b/a Community Medical Group (CMG), an at-risk primary care provider serving approximately 70,000 Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida. CMG has a multi-payor strategy and serves our Florida health plan members. The acquisition increases Centene's scale and capabilities and creates a vertical integration opportunity with providers. We also acquired an additional 61% ownership in Interpreta Holdings, Inc. (Interpreta), a clinical and genomics data analytics business, bringing our total ownership to 80%. Finally, we completed a 25% equity method investment in RxAdvance (RxA), a full-service pharmacy benefit manager (PBM) with a best-in-class technology platform. Both the Interpreta and RxA transactions reflect our commitment to technological innovation and providing comprehensive and integrated specialty services.

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

Regulatory Update

In July 2018, the Centers for Medicare and Medicaid Services (CMS) announced it was suspending payment and collection of the risk adjustment transfer under the Affordable Care Act (ACA) until it resolves litigation challenging its methodology. As of June 30, 2018, our net risk adjustment payable was approximately $1.3 billion. The Administration, along with Congressional leadership, has indicated that they are seeking a timely resolution to this matter. If we were to use our actual premiums versus statewide average premiums for the 2017 plan year, we would record a one-time benefit to revenue and pre-tax earnings of approximately $100 million.

Second Quarter 2018 Highlights

Our financial performance for the second quarter of 2018 is summarized as follows:

•	Managed care membership of 12.8 million, an increase of 584,700 members, or 5% year-over-year.

•	Total revenues of $14.2 billion, representing 19% growth year-over-year.

•	Health benefits ratio of 85.7%, compared to 86.3% in 2017.

•	SG&A expense ratio and Adjusted SG&A expense ratio of 9.6% for the second quarter of 2018, compared to 9.3% for the second quarter of 2017.

•	Operating cash flows of $(526) million due to the repayment of approximately $630 million of Medicaid expansion rate overpayments in California, which was previously accrued.

•	Diluted earnings per share (EPS) for the second quarter of 2018 of $1.50, compared to $1.44 for the second quarter of 2017.

•	Adjusted Diluted EPS for the second quarter of 2018 of $1.80, compared to $1.59 for the second quarter of 2017.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended June 30,
	2018	2017
GAAP diluted EPS	$1.50	$1.44
Amortization of acquired intangible assets	0.17	0.14
Acquisition related expenses	0.01	0.01
California minimum medical loss ratio changes	0.12	—
Adjusted Diluted EPS	$1.80	$1.59
The California minimum medical loss ratio (MLR) changes consist of the following items:

•
In June, health plans in California were notified that CMS did not approve the Medicaid Expansion rates for the period from July 2016 to June 2017. CMS is requiring a risk corridor of an 85% minimum and a 95% maximum as a condition of approving the rates. The State is currently evaluating the impact of the feedback from CMS.

•
In the fourth quarter of 2016, we recorded a favorable impact associated with the retroactive change in the minimum MLR calculation under California's Medicaid expansion program. Upon submission to the State, the calculation of the minimum MLR was further refined for periods prior to July 2016, reducing our liability under the program.

•	The net impact of the Medicaid expansion and MLR updates in California resulted in $30 million reduction to pre-tax earnings or $0.12 per diluted share.
The following items contributed to our revenue and membership growth over the last year:

•
Arkansas. In February 2018, our Arkansas subsidiary, Arkansas Total Care, began managing a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities. Arkansas Total Care will assume full-risk on this population beginning in January 2019.

•
CMG. In March 2018, we completed the acquisition of CMG, an at-risk primary care provider serving approximately 70,000 Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida.

•
Correctional. In April 2018, we completed the acquisition of MHM, a national provider of healthcare and staffing services to correctional systems and other government agencies. Under the terms of the agreement, Centene also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between Centene and MHM. In June 2017, Centurion began operating under an expanded contract to provide correctional healthcare services for the Florida Department of Corrections in South Florida.

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

•
Illinois. In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. Implementation dates varied by region and the contract was fully implemented statewide in April 2018. The new contract will include children who are in need through the Department of Children and Family Services/Youth in Care by the Illinois Department of Healthcare and Family Services and Foster Care. These additional products are expected to be implemented in the fourth quarter of 2018.

•	Interpreta. In March 2018, we acquired an additional 61% ownership in Interpreta, a clinical and genomics data analytics business, bringing our total ownership to 80%.

•	Maryland. In July 2017, our specialty solutions subsidiary, Envolve, Inc., began providing health plan management services for Medicaid operations in Maryland.

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

•
RxAdvance. In March 2018, we made a 25% equity method investment in RxAdvance, a full-service PBM, and expect to use its platform to improve health outcomes and reduce avoidable drug-impacted medical and administrative costs. This partnership includes both a customer relationship and a strategic investment in RxAdvance. As part of the initial transaction, Centene has certain rights to expand its equity investment in the future. In May 2018, we made an additional investment in RxAdvance, bringing the total ownership to 28%.

•
Washington. In January 2018, our Washington State subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health's Fully Integrated Managed Care beneficiaries in the North Central Region.

The growth items listed above were partially offset by the following items:

•
We were successful in reprocuring our contract in Georgia. However, the Medicaid program was expanded to include additional insurers, effective July 2017, which has reduced our market share. In addition, we are no longer serving LTSS members in Arizona or Medicaid members in Massachusetts.

•	Beginning in January 2018, the State of California no longer includes costs for in-home support services (IHSS) in its Medicaid contracts.

•	Beginning in July 2018, we no longer serve correctional healthcare members in Massachusetts.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the full year benefit in 2018 of business commenced during 2017 in Florida, Maryland, Missouri and Nevada, as discussed above.

•	In July 2018, we completed the acquisition of substantially all of the assets of Fidelis Care for $3.75 billion of cash consideration, making Fidelis Care Centene's health plan in New York State.

•
In July 2018, our subsidiary, Health Net Federal Services, was awarded the next generation Military & Family Life Counseling Program contract. The awarded contract is up to ten years, including multiple one-year option periods.

•
In July 2018, Centurion began operating under a contract to provide healthcare services for correctional facilities in Pima County, Arizona. In addition, Centurion's contracts for correctional facilities were reprocured in Florida, New Hampshire and Tennessee.

•
In June 2018, our Kansas subsidiary, Sunflower Health Plan, was selected to continue providing managed care services to KanCare beneficiaries statewide. The new contract is expected to commence January 1, 2019.

•
In May 2018, our Washington State subsidiary, Coordinated Care of Washington, was selected to provide expanded managed care services to Apple Health's Fully Integrated Managed Care (FIMC) Medicaid beneficiaries. This new contract integrates physical and behavioral health.

•
In May 2018, our Iowa subsidiary, Iowa Total Care, Inc., was selected to negotiate a new statewide contract for the IA Health Link Program. Pending regulatory approval, the contract is expected to commence on July 1, 2019.

•
In May 2018, our Florida subsidiary, Sunshine Health, was awarded a contract to provide physical and behavioral health care services in all 11 regions through Florida's Statewide Medicaid Managed Care Program, subject to regulatory approval and successful completion of readiness review. The five year contract is expected to begin December 1, 2018 and will be implemented by region through February 2019.

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

•
In June 2017, our Mississippi subsidiary, Magnolia Health, was selected by the Mississippi Division of Medicaid to continue serving Medicaid recipients enrolled in the Mississippi Coordinated Access Network. Pending regulatory approval, the new three-year agreement, which also includes the option of two one-year extensions, is expected to commence in October 2018.

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

The future growth items listed above are partially offset by the following items:

•	Effective October 2018, we will no longer be serving veterans under the PC3 program.

•
In the first quarter of 2018, Health Net of Arizona, Inc. notified the Arizona Department of Insurance of its decision to discontinue and non-renew all of its Employer Group plans for small and large business groups in Arizona beginning January 1, 2019. The effective date of coverage termination for existing groups is dependent on remaining renewals; however, coverage will no longer be provided to any group policyholders and/or members after December 31, 2019.

In October 2017, CMS published updated Medicare Star quality ratings for the 2018 rating year. The 2018 rating year will affect quality bonus payments for Medicare Advantage plans in 2019. One of Health Net of California, Inc.'s Medicare Advantage plans (H0562) moved to a 3.5 Star rating from a 4.0 Star rating for the 2018 rating year, which lowered our overall 2018 parent Star rating to 3.5 Stars. Our commitment to quality remains as strong as ever. We continue to work towards improving our Star ratings and make efforts to return to at least a 4.0 Star parent rating in future periods.

MEMBERSHIP

From June 30, 2017 to June 30, 2018, we increased our managed care membership by 584,700, or 5%. The following table sets forth our membership by line of business:

	June 30, 2018	December 31, 2017	June 30, 2017
Medicaid:
TANF, CHIP & Foster Care	5,852,000	5,807,300	5,854,400
ABD & LTSS	874,200	846,200	843,500
Behavioral Health	454,600	463,700	466,500
Total Medicaid	7,180,800	7,117,200	7,164,400
Commercial	2,051,700	1,558,300	1,743,600
Medicare (1)	343,800	333,700	327,500
Correctional	157,900	157,500	160,400
Total at-risk membership	9,734,200	9,166,700	9,395,900
TRICARE eligibles	2,851,500	2,824,100	2,823,200
Non-risk membership	218,100	216,300	—
Total	12,803,800	12,207,100	12,219,100

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	June 30, 2018	December 31, 2017	June 30, 2017
Dual-eligible (2)	489,500	474,500	467,500
Health Insurance Marketplace	1,503,100	959,600	1,084,600
Medicaid Expansion	1,079,700	1,091,500	1,101,900

(2) Membership includes dual-eligible ABD & LTC and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2018 and 2017, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2018 and 2017 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change 2017-2018	2018	2017	% Change 2017-2018
Premium	$12,113	$10,905	11%	$24,016	$21,543	11%
Service	762	536	42%	1,415	1,063	33%
Premium and service revenues	12,875	11,441	13%	25,431	22,606	12%
Premium tax and health insurer fee	1,306	513	155%	1,944	1,072	81%
Total revenues	14,181	11,954	19%	27,375	23,678	16%
Medical costs	10,380	9,413	10%	20,419	18,735	9%
Cost of services	658	456	44%	1,201	897	34%
Selling, general and administrative expenses	1,237	1,065	16%	2,553	2,156	18%
Amortization of acquired intangible assets	45	39	15%	84	79	6%
Premium tax expense	1,189	543	119%	1,735	1,133	53%
Health insurer fee expense	183	—	100%	354	—	100%
Earnings from operations	489	438	12%	1,029	678	52%
Investment and other income (expense), net	(15)	(17)	12%	(42)	(38)	(11)%
Earnings from operations, before income tax expense	474	421	13%	987	640	54%
Income tax expense	175	169	4%	350	256	37%
Net earnings	299	252	19%	637	384	66%
Loss attributable to noncontrolling interests	1	2	(50)%	3	9	(67)%
Net earnings attributable to Centene Corporation	$300	$254	18%	$640	$393	63%
Diluted earnings per common share attributable to Centene Corporation	$1.50	$1.44	4%	$3.39	$2.23	52%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total Revenues

The following table sets forth supplemental revenue information for the three months ended June 30, ($ in millions):

	2018	2017	% Change 2017-2018
Medicaid	$8,919	$8,068	11%
Commercial	3,143	2,122	48%
Medicare (1)	1,203	1,134	6%
Other	916	630	45%
Total Revenues	$14,181	$11,954	19%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 19% in the three months ended June 30, 2018 over the corresponding period in 2017 primarily due to growth in the Health Insurance Marketplace business in 2018, acquisitions, expansions and new programs in many of our states in 2017 and 2018, and the reinstatement of the health insurer fee in 2018. Total revenues also increased by approximately $500 million associated with pass through payments from the State of California received in the second quarter that were recorded in premium tax revenue and premium tax expense. These increases were partially offset by the impact of the removal of the in-home support services (IHSS) program from California's Medicaid contract in January 2018.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The health benefits ratio, or HBR, represents medical costs as a percentage of premium revenues (excluding premium tax and health insurer fee revenues that are separately billed) and reflects the direct relationship between the premium received and the medical services provided.

The HBR for the three months ended June 30, 2018 was 85.7%, compared to 86.3% in the same period in 2017. The decrease compared to last year is primarily a result of membership growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018. These decreases were partially offset by the impact of retroactive minimum MLR changes under California's Medicaid expansion program.

Cost of Services

Cost of services increased by $202 million in the three months ended June 30, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Foundation Care in October 2017, growth in our correctional services business, including the acquisition of MHM, and increased costs associated with our federal services business. The cost of service ratio for the three months ended June 30, 2018, was 86.4%, compared to 85.1% in the same period in 2017. The increase in the cost of service ratio is primarily due to lower margins associated with our federal services business and recently acquired specialty pharmacy and correctional services businesses.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $172 million in the three months ended June 30, 2018, compared to the corresponding period in 2017. This was due to expansions, new programs and growth in many of our states in 2017 and 2018, including growth in the Health Insurance Marketplace business and acquisitions.

The SG&A expense ratio and Adjusted SG&A expense ratio were 9.6% for the second quarter of 2018, compared to 9.3% in the second quarter of 2017. The year-over-year increase was primarily a result of growth in the Health Insurance Marketplace business, which operates at a higher SG&A expense ratio.

Health Insurer Fee Expense

Health insurance fee expense was $183 million for the three months ended June 30, 2018. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the three months ended June 30, 2017.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2018	2017
Investment and other income	$65	$45
Interest expense	(80)	(62)
Other income (expense), net	$(15)	$(17)

The increase in investment income in 2018 reflects higher interest rates and investment balances over 2017, and investment income on the proceeds from our equity and debt issuances in advance of the closing of the Fidelis Care Acquisition. Interest expense increased by $18 million in the three months ended June 30, 2018, compared to the corresponding period in 2017, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care Acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the three months ended June 30, 2018, we recorded income tax expense of $175 million on pre-tax earnings of $474 million, or an effective tax rate of 36.9%. The current quarter effective tax rate reflects the lower corporate tax rate as enacted in the Tax Cuts and Job Acts (TCJA), partially offset by an increased tax rate due to the non-deductibility of the health insurer fee. For the three months ended June 30, 2017, we recorded income tax expense of $169 million on pre-tax earnings of $421 million, or an effective tax rate of 40.1%, which reflects the higher corporate tax rate for 2017 and the impact of the health insurer fee moratorium.

We are still analyzing certain aspects of the TCJA and are refining our calculations of existing current and deferred tax amounts. No material changes were made to the tax effects recorded in 2017, which will be provisional until the final 2017 federal tax return is filed. We do not anticipate other material changes to tax expense related to the TCJA.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2018	2017	% Change 2017-2018
Total Revenues
Managed Care	$13,309	$11,352	17%
Specialty Services	3,236	3,025	7%
Eliminations	(2,364)	(2,423)	2%
Consolidated Total	$14,181	$11,954	19%
Earnings from Operations
Managed Care	$421	$374	13%
Specialty Services	68	64	6%
Consolidated Total	$489	$438	12%

Managed Care

Total revenues increased 17% in the three months ended June 30, 2018, compared to the corresponding period in 2017, primarily as a result of expansions, new programs, and growth in many of our states, particularly Florida, Georgia, Illinois, Missouri, Nevada, Pennsylvania, and Texas, including growth in the Health Insurance Marketplace business. Total revenues also increased as a result of the reinstatement of the health insurer fee in 2018, as well as due to the additional pass through payments from the State of California. These increases were partially offset by the impact of the removal of the IHSS program from California's Medicaid contract in January 2018. Earnings from operations increased $47 million between years primarily as a result of growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018.

Specialty Services

Total revenues increased 7% in the three months ended June 30, 2018, compared to the corresponding period in 2017, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, and growth in our specialty pharmacy, correctional, and federal services businesses. These revenue increases are partially offset by a decline in revenue for our behavioral health services business as a result of states combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members. Earnings from operations increased $4 million in the three months ended June 30, 2018, compared to the corresponding period in 2017, primarily due to growth in our pharmacy benefits management, specialty pharmacy, and management services businesses, partially offset by lower margins in our federal services business.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Total Revenues

The following table sets forth supplemental revenue information for the six months ended June 30, ($ in millions):

	2018	2017	% Change 2017-2018
Medicaid	$17,124	$16,035	7%
Commercial	6,206	4,122	51%
Medicare (1)	2,365	2,266	4%
Other	1,680	1,255	34%
Total Revenues	$27,375	$23,678	16%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 16% in the six months ended June 30, 2018 over the corresponding period in 2017 primarily due to growth in the Health Insurance Marketplace business in 2018, acquisitions, expansions and new programs in many of our states in 2017 and 2018, and the reinstatement of the health insurer fee in 2018. Total revenues also increased by approximately $400 million associated with pass through payments from the State of California recorded in premium tax revenue and premium tax expense. These increases were partially offset by lower revenues in California, which is a result of the removal of the IHSS program from its Medicaid contract. During the six months ended June 30, 2018, we received premium rate adjustments which yielded a net 0% composite change across all of our markets.

Operating Expenses

Medical Costs

Results of operations depend on our ability to manage expenses associated with health benefits and to accurately estimate costs incurred. The HBR represents medical costs as a percentage of premium revenues (excluding premium tax and health insurer fee revenues that are separately billed) and reflects the direct relationship between the premium received and the medical services provided.

The HBR for the six months ended June 30, 2018 was 85.0%, compared to 87.0% in the same period in 2017. The decrease compared to last year is primarily a result of membership growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018. These decreases were partially offset by increased flu-related costs.

Cost of Services

Cost of services increased by $304 million in the six months ended June 30, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Foundation Care in October 2017, growth in our correctional services business, including the acquisition of MHM, and increased costs associated with our federal services business. The cost of service ratio for the six months ended June 30, 2018, was 84.9%, compared to 84.4% in the same period in 2017. The increase in the cost of service ratio is primarily due to lower margins associated with our federal services business and recently acquired specialty pharmacy and correctional services businesses.

Selling, General & Administrative Expenses

SG&A increased by $397 million in the six months ended June 30, 2018, compared to the corresponding period in 2017. This was due to expansions, new programs and growth in many of our states in 2017 and 2018, including growth in the Health Insurance Marketplace business, acquisitions and acquisition related expenses. These increases were partially offset by the $47 million recognized during the first quarter of 2017 for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio for the six months ended June 30, 2018 was 10.0%, compared to 9.5% for the corresponding period in 2017. The Adjusted SG&A expense ratio for the six months ended June 30, 2018 was 10.0%, compared to 9.3% for the six months ended June 30, 2017. The year-over-year increase was primarily a result of growth in the Health Insurance Marketplace business, which operates at a higher SG&A expense ratio.

Health Insurer Fee Expense

Health insurance fee expense was $354 million for the six months ended June 30, 2018. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the six months ended June 30, 2017.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2018	2017
Investment and other income	$106	$86
Interest expense	(148)	(124)
Other income (expense), net	$(42)	$(38)

The increase in investment income in 2018 reflects higher interest rates and investment balances over 2017 and investment income on the proceeds from our equity and debt issuances in advance of the closing of the Fidelis Care Acquisition. Interest expense increased by $24 million in the six months ended June 30, 2018, compared to the corresponding period in 2017, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care Acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the six months ended June 30, 2018, we recorded income tax expense of $350 million on pre-tax earnings of $987 million, or an effective tax rate of 35.5%. The current effective tax rate reflects the lower corporate tax rate as enacted in the TCJA, partially offset by an increased tax rate due to the non-deductibility of the health insurer fee. For the six months ended June 30, 2017, we recorded income tax expense of $256 million on pre-tax earnings of $640 million, or an effective tax rate of 40.0%, which reflects the higher corporate tax rate for 2017 and the impact of the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2018	2017	% Change 2017-2018
Total Revenues
Managed Care	$25,784	$22,478	15%
Specialty Services	6,211	5,967	4%
Eliminations	(4,620)	(4,767)	3%
Consolidated Total	$27,375	$23,678	16%
Earnings from Operations
Managed Care	$891	$561	59%
Specialty Services	138	117	18%
Consolidated Total	$1,029	$678	52%

Managed Care

Total revenues increased 15% in the six months ended June 30, 2018, compared to the corresponding period in 2017, primarily as a result of expansions, new programs, and growth in many of our states, particularly Florida, Georgia, Illinois, Indiana, Missouri, Nevada, Pennsylvania, and Texas, including growth in the Health Insurance Marketplace business. Total revenues also increased as a result of the reinstatement of the health insurer fee in 2018, as well as due to the additional pass through payments from the State of California. Earnings from operations increased $330 million between years primarily as a result of growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018. In addition, 2017 was negatively impacted by the Penn Treaty assessment expense.

Specialty Services

Total revenues increased 4% in the six months ended June 30, 2018, compared to the corresponding period in 2017, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, and growth in our specialty pharmacy, correctional, and management services businesses. These revenue increases are partially offset by a decline in revenue for our behavioral health services businesses as a result of states combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members. Earnings from operations increased $21 million in the six months ended June 30, 2018, compared to the corresponding period in 2017, primarily due to growth in our pharmacy benefits management, specialty pharmacy, and management services businesses, partially offset by lower margins in our federal services business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$1,320	$942
Net cash used in investing activities	(1,253)	(484)
Net cash provided by financing activities	4,378	39
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$4,445	$497

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1,320 million in the six months ended June 30, 2018 compared to $942 million in the comparable period in 2017. The cash provided by operating activities in 2018 was due to net earnings, an increase in other long-term liabilities, driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2018, and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business. Cash provided by operations was also driven by increases in unearned revenue, due to the receipt of several July capitation payments received in June. Cash flows from operations were partially offset by an increase in premium and trade receivables of $553 million, primarily due to an increase in receivables from several of our federal and state customers and a decrease in accounts payable and accrued expenses due to the repayment of approximately $630 million of Medicaid expansion rate overpayments in California, which was previously accrued.

Cash flows provided by operations in 2017 was primarily due to net earnings, an increase in other long-term liabilities driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2017, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska health plan, and an increase in unearned revenue primarily due to the receipt of several July capitation payments in June. Cash flows provided by operating activities were partially offset by an increase in premium and trade receivables of $696 million, primarily due to the timing of June capitation payments from several of our states.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $1,253 million for the six months ended June 30, 2018, and $484 million in the comparable period in 2017. Cash flows used in investing activities in 2018 and 2017 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisitions of CMG and MHM, the investment in RxAdvance, and capital expenditures.

We spent $362 million and $181 million in the six months ended June 30, 2018 and 2017, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of June 30, 2018, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. We had unregulated cash, investments and restricted deposits of $3,543 million at June 30, 2018, compared to $310 million at December 31, 2017. The increase in unregulated cash, investments and restricted deposits was due to our equity and debt issuances in advance of the closing of the Fidelis Care Acquisition.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $4,378 million in the six months ended June 30, 2018, compared to $39 million in the comparable period in 2017. During 2018, our net financing activities primarily related to our offering of $2.86 billion in shares of common stock, par value $0.001 per share, and approximately $1.8 billion of new long-term debt. Proceeds from both offerings were used to fund the Fidelis Care Acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness. Cash flows provided by financing activities were partially offset by the purchase of noncontrolling interest.

During 2017, our net financing activities primarily related to common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of June 30, 2018, we had no borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of June 30, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of June 30, 2018, we had $26 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $57 million as of June 30, 2018, which were not part of our revolving credit facility. We also had letters of credit for $44 million (valued at the June 30, 2018 conversion rate), or €38 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.31% as of June 30, 2018. In addition, we had outstanding surety bonds of $464 million as of June 30, 2018.

The indentures governing our various maturities of senior notes contain restrictive covenants of Centene Corporation. As of June 30, 2018, we were in compliance with all covenants.

As discussed above, in May 2018, we issued approximately $2.8 billion of new equity, and approximately $1.8 billion of new long-term debt. Proceeds from the offerings were used to fund the Fidelis Care Acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

At June 30, 2018, we had working capital, defined as current assets less current liabilities, of $2,515 million, compared to negative $629 million at December 31, 2017. The increase in working capital was due to our equity issuance in advance of the closing of the Fidelis Care Acquisition. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2018, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 37.0%, compared to 40.6% at December 31, 2017. Excluding the $85 million non-recourse mortgage note and construction loan, our debt to capital ratio was 36.7% as of June 30, 2018, compared to 40.3% at December 31, 2017. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2018 Expectations

During the remainder of 2018, we expect to make net capital contributions to our insurance subsidiaries of approximately $65 million associated with our growth and spend approximately $400 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2018 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

As part of the regulatory approval process, we entered into certain undertakings with the New York State Department of Health. The undertakings contain various commitments by Centene that were effective upon completion of the Fidelis Care Acquisition. One of the undertakings includes a $340 million contribution by Centene to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. As a result of the closing of the Fidelis Care Acquisition, the present value of the $340 million contribution to the State of New York, approximately $324 million, will be expensed in SG&A during the third quarter of 2018.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2018, our subsidiaries had aggregate statutory capital and surplus of $5,481 million, compared with the required minimum aggregate statutory capital and surplus requirements of $2,341 million. During the six months ended June 30, 2018, we made net capital contributions of $148 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2018, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of June 30, 2018, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $2,341 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 1, Organization and Operations, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2018, we had short-term investments of $602 million and long-term investments of $7,689 million, including restricted deposits of $1,943 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies and cash held in escrow related to our recent debt issuance. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2018, the fair value of our fixed income investments would decrease by approximately $193 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2018, the fair value of our debt would decrease by approximately $116 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 57%. We are therefore exposed to risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2018 marketplace for individual products may continue to be less stable than in previous years because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we continue to serve in 2018. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as Affordable Care Act (ACA), including the repeal of the ACA's individual mandate in the Tax Cuts and Jobs Act of 2017 (TCJA).

Our medical expenses include claims reported but not paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims at the end of each period. Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as claims receipts and payment information as well as inpatient acuity information becomes available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expenses in the period in which the changes are identified. Given the uncertainties inherent in such estimates, there can be no assurance that our medical claims liability estimate will be adequate, and any adjustments to the estimate may unfavorably impact our results of operations and may be material.

Additionally, when we commence operations in a new state, region or product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on government-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of eligible individuals, as well as evolving Health Insurance Marketplace plans, may pose difficulty in estimating our medical claims liability.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The federal government pays the entire cost for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of June 30, 2018, 33 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. In February 2018, the U.S. Department of Health and Human Services (HHS) issued a proposed rule permitting the duration of short-term health insurance plans to be extended from up to three months to up to twelve months. Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations to allow more employer groups and associations to form AHPs based upon common geography and industry sector. Short-term health insurance plans and AHPs often provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations.

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

The HHS has stated that it will consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas became the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning January 1, 2014. As of June 30, 2018, eight states had approved Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law.

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. However, the $14.3 billion payment resumed in 2018. Collection of the health insurer fee for 2019 has also been suspended. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenues. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenues from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenues from the fee calculation. Several states have sued the federal government, alleging that the requirement to reimburse Medicaid managed care organizations for the industry assessment is unlawful. That litigation is ongoing. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

In addition, House v. Hargan (previously v. Burwell, et al., and v. Price, et al.), the suit that was brought by House Republicans, was settled in December 2017. The new administration's decision to stop the cost sharing subsidies rendered further challenge to the cost sharing subsidy payments unnecessary. Therefore, 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government. On March 23, 2018, Congress further bolstered the new administration's position by omitting cost sharing subsidy payments from the two-year Omnibus Spending Bill. This bill, coupled with the new administration's decision to end payments, could affect our earnings in 2018 and potential premium rate adjustments in 2019.

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

We contract with independent third-party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and regulations governing our business by such third parties, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews and investigations and other adverse effects.

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

We are seeking to diversify our business lines into areas that complement our government sponsored health plan business in order to grow our revenue stream and balance our dependence on risk reimbursement. In order to diversify our business, we must succeed in selling the services of our specialty subsidiaries not only to our managed care plans, but to programs operated by third parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our government sponsored programs. Our ineffectiveness in marketing specialty services to third parties may impair our ability to execute our business strategy.

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

We principally operate through our health plan subsidiaries. As part of normal operations, we may make requests for dividends and distributions from our subsidiaries to fund our operations. These subsidiaries are subject to regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

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

From time to time, healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, our wholly owned subsidiary, Health Net Life Insurance Company (HNL), is and may continue to be subject to such disputes with respect to HNL’s payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. HNL expects to vigorously defend its claims payment practices. Nevertheless, in the event HNL receives an adverse finding in any related legal proceeding or from a regulator, or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, our financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management’s attention. As a result, under such circumstances we may incur significant expenses and may be unable to operate our business effectively.

We may be unable to attract, retain or effectively manage the succession of key personnel.

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. We would be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. While we have succession plans in place for members of our executive and senior management team, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management team or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the managed care and specialty services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives and senior management, our business and financial position, results of operations or cash flows could be harmed.

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

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations and/or cash flows and may affect our reputation. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 and the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

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

We may be unable to successfully integrate our business with Health Net and the assets acquired in the Fidelis Care Acquisition, and realize the anticipated benefits of the acquisitions.
We completed the acquisition of Health Net and certain assets of Fidelis Care on March 24, 2016 and July 1, 2018, respectively. The success of the Health Net Acquisition and the Fidelis Care Acquisition will depend, in part, on our ability to successfully combine the businesses of the Company, Health Net and Fidelis Care and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of each of Health Net’s business and Fidelis Care's business with our existing business is a complex, costly and time-consuming process. The integration of the respective businesses may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to each integration;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;

•	unforeseen expenses or delays associated with the acquisition and/or integration; and

•	decreases in premiums paid under government sponsored healthcare programs by any state in which we operate.

Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.
We have incurred substantial expenses related to the completion of the acquisition of Health Net and are incurring substantial expenses related to the integration of Health Net.
We are in the process of integrating a large number of processes, policies, procedures, operations, technologies and systems, including sales, pricing, and marketing, among other things. In addition, the businesses of Centene and Health Net continue to maintain a presence in St. Louis, Missouri and Woodland Hills, California, respectively. The substantial majority of these costs will be non-recurring expenses related to the acquisition (including financing of the acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We are also incurring transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Our future results may be adversely impacted if we do not effectively manage our expanded operations as a result of the Health Net Acquisition and the Fidelis Care Acquisition.

As a result of the Health Net Acquisition and the Fidelis Care Acquisition, the size of our business is significantly larger. Our ability to successfully manage the expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. We will also have to manage our expanded operations in compliance with certain undertakings with regulators that were agreed to in connection with the approval of the Health Net Acquisition. These undertakings require significant investments by us, may restrict or impose additional material costs on our future operations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms. There can be no assurances that we will be successful in managing our expanded operations as a result of the Health Net Acquisition and the Fidelis Care Acquisition or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition.

As of June 30, 2018, we had consolidated indebtedness of approximately $6,279 million. We may further increase our indebtedness in the future. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

The Fidelis Care Acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the Fidelis Care Acquisition will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP), this expectation is based on assumptions about our and Fidelis Care’s business and preliminary estimates, which may change materially. As a result, amounts paid in connection with the Fidelis Care Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Fidelis Care Acquisition and cause a decrease in the market price of our common stock. In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Fidelis Care Acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Fidelis Care Acquisition and cause a decrease in the market price of our common stock.

We incurred substantial expenses related to the completion of the Fidelis Care Acquisition and expect to incur substantial expenses related to the integration of our business with Fidelis Care.

We incurred substantial expenses in connection with the completion of the Fidelis Care Acquisition and expect to incur substantial expense related to the integration of our business with the acquired assets of Fidelis Care. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our businesses and Fidelis Care will continue to maintain a presence in St. Louis, Missouri and New York, New York, respectively. The substantial majority of these costs will be non-recurring expenses related to the Fidelis Care Acquisition (including the financing of the Fidelis Care Acquisition), and facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

Future issuances and sales of additional shares of preferred or common stock could reduce the market price of our shares of common stock.
We may, from time to time, issue additional securities to raise capital or in connection with acquisitions. We often acquire interests in other companies by using a combination of cash and our common stock or just our common stock. Further, shares of preferred stock may be issued from time to time in one or more series as our Board may from time to time determine each such series to be distinctively designated. The issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2018, the Company acquired 100% of MHM Services, Inc. The transaction consideration was partially financed through an issuance of $183 million (1.7 million shares) of Centene common stock. The Company issued shares in the aforementioned transaction in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder, a transaction not involving a public offering.

Issuer Purchases of Equity Securities Second Quarter 2018
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30, 2018	19,745	$109.41	—	3,335,448
May 1 - May 31, 2018	9,185	115.71	—	3,335,448
June 1 - June 30, 2018	5,579	120.22	—	3,335,448
Total	34,509	$112.83	—	3,335,448
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

4.1
Indenture, dated as of May 23, 2018, by and between Centene Escrow I Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 5.375% Senior Notes due 2026 (including Form of Global Note attached thereto) (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on May 23, 2018).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 24, 2018.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)