Form 10-Q
period 2018-09-30
CENTENE CORP
filed 2018-10-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “small reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 12, 2018, the registrant had 205,355,367 shares of common stock outstanding.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

GAAP net earnings	$19	$205	$659	$598
Amortization of acquired intangible assets	65	38	149	117
Acquisition related expenses	401	7	423	13
California minimum medical loss ratio changes	—	—	30	—
Penn Treaty assessment expense	—	9	—	56
Income tax effects of adjustments (1)	(110)	(20)	(140)	(68)
Adjusted net earnings	$375	$239	$1,121	$716

GAAP diluted earnings per share (EPS)	$0.09	$1.16	$3.37	$3.39
Amortization of acquired intangible assets (2)	0.24	0.14	0.59	0.42
Acquisition related expenses (3)	1.46	0.02	1.65	0.05
California minimum medical loss ratio changes (4)	—	—	0.12	—
Penn Treaty assessment expense (5)	—	0.03	—	0.20
Adjusted Diluted EPS	$1.79	$1.35	$5.73	$4.06

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)
The amortization of acquired intangible assets per diluted share are net of an income tax benefit of $0.07 and $0.07 for the three months ended September 30, 2018 and 2017, respectively, and $0.17 and $0.24 for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Acquisition related expenses per diluted share are net of an income tax benefit of $0.46 and $0.02 for the three months ended September 30, 2018 and 2017, respectively, and $0.51 and $0.03 for the nine months ended September 30, 2018 and 2017, respectively.

(4)	The impact of retroactive changes to the California minimum medical loss ratio (MLR) per diluted share is net of an income tax benefit of $0.04 for the nine months ended September 30, 2018.

(5)	The Penn Treaty assessment expense per diluted share is net of an income tax benefit of $0.02 and $0.12 for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

GAAP selling, general and administrative expenses	$1,934	$1,030	$4,487	$3,186
Acquisition related expenses	399	7	421	13
Penn Treaty assessment expense	—	9	—	56
Adjusted selling, general and administrative expenses	$1,535	$1,014	$4,066	$3,117

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,847	$4,072
Premium and trade receivables	4,647	3,413
Short-term investments	594	531
Other current assets	1,000	687
Total current assets	13,088	8,703
Long-term investments	6,272	5,312
Restricted deposits	550	135
Property, software and equipment, net	1,584	1,104
Goodwill	6,803	4,749
Intangible assets, net	2,423	1,398
Other long-term assets	437	454
Total assets	$31,157	$21,855

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$6,983	$4,286
Accounts payable and accrued expenses	4,550	4,165
Return of premium payable	918	549
Unearned revenue	286	328
Current portion of long-term debt	4	4
Total current liabilities	12,741	9,332
Long-term debt	6,379	4,695
Other long-term liabilities	1,276	952
Total liabilities	20,396	14,979
Commitments and contingencies
Redeemable noncontrolling interests	11	12
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; authorized 400,000 shares; 207,550 issued and 205,354 outstanding at September 30, 2018, and 180,379 issued and 173,437 outstanding at December 31, 2017	—	—
Additional paid-in capital	7,395	4,349
Accumulated other comprehensive loss	(79)	(3)
Retained earnings	3,422	2,748
Treasury stock, at cost (2,196 and 6,942 shares, respectively)	(85)	(244)
Total Centene stockholders’ equity	10,653	6,850
Noncontrolling interest	97	14
Total stockholders’ equity	10,750	6,864
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$31,157	$21,855
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Premium	$14,623	$10,850	$38,639	$32,393
Service	732	571	2,147	1,634
Premium and service revenues	15,355	11,421	40,786	34,027
Premium tax and health insurer fee	827	477	2,771	1,549
Total revenues	16,182	11,898	43,557	35,576
Expenses:
Medical costs	12,626	9,543	33,045	28,278
Cost of services	622	437	1,823	1,334
Selling, general and administrative expenses	1,934	1,030	4,487	3,186
Amortization of acquired intangible assets	65	38	149	117
Premium tax expense	716	510	2,451	1,643
Health insurer fee expense	178	—	532	—
Total operating expenses	16,141	11,558	42,487	34,558
Earnings from operations	41	340	1,070	1,018
Other income (expense):
Investment and other income	80	51	186	137
Interest expense	(97)	(65)	(245)	(189)
Earnings from operations, before income tax expense	24	326	1,011	966
Income tax expense	8	125	358	381
Net earnings	16	201	653	585
Loss attributable to noncontrolling interests	3	4	6	13
Net earnings attributable to Centene Corporation	$19	$205	$659	$598

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.09	$1.19	$3.44	$3.47
Diluted earnings per common share	$0.09	$1.16	$3.37	$3.39

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$16	$201	$653	$585
Reclassification adjustment, net of tax	1	—	1	(1)
Change in unrealized gain (loss) on investments, net of tax	(12)	7	(75)	41
Foreign currency translation adjustments	(1)	1	(2)	5
Other comprehensive earnings (loss)	(12)	8	(76)	45
Comprehensive earnings	4	209	577	630
Comprehensive loss attributable to noncontrolling interests	3	4	6	13
Comprehensive earnings attributable to Centene Corporation	$7	$213	$583	$643

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Nine Months Ended September 30, 2018

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2017	180,379	$—	$4,349	$(3)	$2,748	6,942	$(244)	$14	$6,864
Comprehensive Earnings:
Net earnings	—	—	—	—	659	—	—	(3)	656
Other comprehensive loss, net of ($23) tax	—	—	—	(76)	—	—	—	—	(76)
Common stock issued for acquisitions	—	—	331	—	—	(4,894)	176	—	507
Common stock issued	26,604	—	2,779	—	—	—	—	—	2,779
Common stock issued for employee benefit plans	567	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	148	(17)	—	(17)
Stock compensation expense	—	—	105	—	—	—	—	—	105
Cumulative-effect of adopting new accounting guidance	—	—	—	—	15	—	—	—	15
Contribution from noncontrolling interest	—	—	—	—	—	—	—	3	3
Purchase of noncontrolling interest	—	—	(181)	—	—	—	—	(15)	(196)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	98	98
Balance, September 30, 2018	207,550	$—	$7,395	$(79)	$3,422	2,196	$(85)	$97	$10,750

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$653	$585
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	354	264
Stock compensation expense	105	99
Deferred income taxes	(103)	(32)
Changes in assets and liabilities
Premium and trade receivables	(696)	(749)
Other assets	65	(39)
Medical claims liabilities	1,380	406
Unearned revenue	(150)	255
Accounts payable and accrued expenses	35	205
Other long-term liabilities	199	45
Other operating activities, net	26	—
Net cash provided by operating activities	1,868	1,039
Cash flows from investing activities:
Capital expenditures	(489)	(301)
Purchases of investments	(2,691)	(1,693)
Sales and maturities of investments	1,575	1,308
Acquisitions, net of cash acquired	(1,958)	—
Net cash used in investing activities	(3,563)	(686)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,779	—
Proceeds from long-term debt	5,480	1,170
Payments of long-term debt	(3,692)	(1,124)
Common stock repurchases	(17)	(18)
Purchase of noncontrolling interest	(63)	(33)
Debt issuance costs	(25)	—
Other financing activities, net	(2)	2
Net cash provided by (used in) financing activities	4,460	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Net increase in cash, cash equivalents and restricted cash	2,765	351
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	4,089	3,936
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$6,854	$4,287
Supplemental disclosures of cash flow information:
Interest paid	$213	$210
Income taxes paid	$340	$358
Equity issued in connection with acquisitions	$507	$—

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

On July 1, 2018, the Company acquired substantially all of the assets of New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York (Fidelis Care) for approximately $3.47 billion of cash consideration, which includes a working capital adjustment. The Fidelis Care acquisition expanded the Company's scale and presence to New York State. The acquisition was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Those estimated amounts are reflected in the accompanying financial statements.

As a result of the completion of the Fidelis Care acquisition, the Company's results of operations for the three and nine months ended September 30, 2018 include the results of operations of Fidelis Care from July 1, 2018 to September 30, 2018. The Fidelis Care operations are included in the Managed Care segment.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which modifies the disclosure requirements on fair value measurements.  The amendments in this ASU remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements.  The amendments require public entities to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements for instruments held at the end of the reporting period, and the range and weighted average used to develop significant inputs for Level 3 fair value measurements.  For investments in certain entities that calculate net asset value, the standard requires the disclosure of the period of time over which the underlying assets might be liquidated if the investee has announced the timing publicly.  The Company adopted the new guidance in the third quarter of 2018.  The new guidance did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2018, the FASB issued an ASU that simplifies the accounting for share-based payment arrangements with non-employees for goods and services. Under the ASU, the guidance on such payments to non-employees is aligned with the accounting for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The Company adopted the new guidance in the second quarter of 2018 using the modified retrospective approach with an immaterial cumulative-effect adjustment to retained earnings.

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

In November 2016, the FASB issued an ASU clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Cash, cash equivalents, and restricted cash and cash equivalents reported on the Consolidated Statements of Cash Flows includes restricted cash and cash equivalents of $6 million, $6 million, $17 million and $7 million as of December 31, 2016, September 30, 2017, December 31, 2017 and September 30, 2018, respectively.

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

Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued an ASU which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.  The amendments in this ASU require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense.  The standard also requires an entity that is the customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement.  The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.  The guidance is effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued an ASU which introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The initial standard required a modified retrospective transition approach, with application, including disclosures, in all comparative periods presented. In July 2018, the FASB issued an ASU which gives all entities a transition option and provides lessors with a practical expedient. The transition option allows entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption of the lease standard. Entities that elect this option will adopt the standard using the modified retrospective transition method but recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors the option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The Company is currently evaluating the effect of the new lease guidance and plans to elect the transition option of using the effective date of the new standard as the date of initial application.

2. Fidelis Care Acquisition

On July 1, 2018, the Company acquired substantially all of the assets of Fidelis Care for approximately $3.47 billion of cash consideration, which includes a working capital adjustment. The acquisition consideration was funded through the issuance of 26.6 million shares of Centene common stock as further discussed in Note 8. Stockholders Equity and the issuance of long-term debt as further discussed in Note 7. Debt. The Fidelis Care acquisition expanded the Company's scale and presence to New York State.

The acquisition of Fidelis Care was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets and liabilities assumed is not yet complete. The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of July 1, 2018 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,001
Premium and related receivables	535
Other current assets	32
Restricted deposits	495
Property, software and equipment, net	80
Intangible assets (a)	1,000
Other long-term assets	18
Total assets acquired	4,161

Medical claims liability	1,319
Accounts payable and accrued expenses	300
Return of premium payable	124
Unearned revenue	115
Other long-term liabilities	261
Total liabilities assumed	2,119

Total identifiable net assets	2,042
Goodwill (b)	1,428
Total assets acquired and liabilities assumed	$3,470

The Company has made the following preliminary fair value adjustments based on information reviewed through September 30, 2018. Significant fair value adjustments are noted as follows:

(a)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. As discussed above, due to the timing of the acquisition date, the Company has only performed limited valuation procedures, and the intangible asset valuation is incomplete. The Company has estimated the preliminary fair value of intangible assets to be $1.0 billion with a weighted average life of 13 years. The Company expects the identifiable intangible assets to include customer relationships, provider contracts, trade names and developed technology.

(b)
The acquisition resulted in $1.4 billion of goodwill related primarily to synergies expected from the acquisition and the assembled workforce of Fidelis Care. All of the goodwill has been assigned to the Managed Care segment. The goodwill is deductible for income tax purposes.

Statement of Operations

From the acquisition date through September 30, 2018, the Company's Consolidated Statements of Operations include total Fidelis Care revenues of $2,797 million. It is impracticable to determine the effect on net income resulting from the Fidelis Care acquisition for the three and nine months ended September 30, 2018, as the Company began immediately integrating Fidelis Care into its ongoing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma total revenues for the nine months ended September 30, 2018 were $49,170 million. It is impracticable for the Company to determine the pro forma earnings information for the nine months ended September 30, 2018 due to the nature of obtaining that information as the Company began immediately integrating Fidelis Care into its ongoing operations. The following table presents supplemental pro forma information for the three and nine months ended September 30, 2017 ($ in millions, except per share data):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenues	$14,387	$42,954
Net earnings attributable to Centene Corporation	$248	$721
Diluted earnings per share	$1.22	$3.55

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

The unaudited pro forma financial information reflects the historical results of Centene and Fidelis Care adjusted as if the acquisition had occurred on January 1, 2017, primarily for the following:

•	Additional premium tax expense related to Fidelis Care no longer being a not-for-profit entity.

•
Additional Health Insurer Fee revenue in 2018 related to Fidelis Care as some of those revenues will be subject to the Health Insurer Fee following the first year of the closing of the Fidelis Care acquisition, absent a Health Insurer Fee moratorium.

•	Reduced Fidelis Care investment income to reflect lower investment balances and mix of investments associated with the acquired assets.

•	Interest expense associated with debt incurred to finance the transaction.

•	An adjustment to basic and diluted shares outstanding to reflect the shares issued by Centene to finance the transaction.

•	An adjustment to income tax expense to reflect the tax impact of the acquisition and Fidelis Care becoming subject to income tax.

•	Elimination of acquisition related costs.

Commitments

As part of the regulatory approval process, the Company entered into certain undertakings with the New York State Department of Health. The undertakings contain various commitments by the Company effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. As a result of the closing of the Fidelis Care acquisition, the present value of the $340 million contribution to the State of New York, approximately $324 million, was expensed in SG&A during the third quarter of 2018.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$259	$—	$(3)	$256	$311	$—	$(2)	$309
Corporate securities	2,774	4	(44)	2,734	2,208	12	(10)	2,210
Restricted certificates of deposit	430	—	—	430	4	—	—	4
Restricted cash equivalents	7	—	—	7	17	—	—	17
Municipal securities	2,231	2	(35)	2,198	2,085	12	(10)	2,087
Asset-backed securities	598	—	(4)	594	437	1	(1)	437
Residential mortgage-backed securities	382	—	(14)	368	337	1	(6)	332
Commercial mortgage-backed securities	317	—	(8)	309	272	1	(2)	271
Private equity investments	382	—	—	382	176	—	—	176
Life insurance contracts	138	—	—	138	135	—	—	135
Total	$7,518	$6	$(108)	$7,416	$5,982	$27	$(31)	$5,978

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain private equity investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2018, 96% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2018, the Company held certificates of deposit, life insurance contracts and private equity investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.8 years at September 30, 2018.

In March 2018, the Company completed a 25% investment in RxAdvance, a full-service pharmacy benefit manager. In May 2018, the Company made an additional investment, bringing the total ownership to 28%. The investment is accounted for using the equity method of accounting. In September 2018, the Company made an additional investment in RxAdvance in the form of convertible preferred stock.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2018				December 31, 2017
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$93	$(2)	$161	$(1)	$222	$(1)	$79
Corporate securities	(31)	1,913	(13)	337	(6)	1,044	(4)	185
Municipal securities	(25)	1,518	(10)	286	(7)	943	(3)	175
Asset-backed securities	(3)	409	(1)	66	(1)	228	—	28
Residential mortgage-backed securities	(4)	186	(10)	178	(1)	109	(5)	171
Commercial mortgage-backed securities	(4)	174	(4)	90	(1)	112	(1)	51
Total	$(68)	$4,293	$(40)	$1,118	$(17)	$2,658	$(14)	$689

As of September 30, 2018, the gross unrealized losses were generated from 3,200 positions out of a total of 3,954 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	September 30, 2018				December 31, 2017
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$517	$515	$201	$201	$474	$474	$48	$47
One year through five years	2,674	2,636	350	349	2,424	2,420	88	88
Five years through ten years	2,277	2,242	—	—	1,773	1,779	—	—
Greater than ten years	202	202	—	—	129	130	—	—
Asset-backed securities	1,297	1,271	—	—	1,046	1,040	—	—
Total	$6,967	$6,866	$551	$550	$5,846	$5,843	$136	$135

Actual maturities may differ from contractual maturities due to call or prepayment options. Private equity investments and life insurance contracts are included in the five years through ten years category. The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

The Company continuously monitors investments for other-than-temporary impairment. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an impairment loss for private equity investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

The following table summarizes fair value measurements by level at September 30, 2018, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$6,847	$—	$—	$6,847
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$143	$—	$—	$143
Corporate securities	—	2,734	—	2,734
Municipal securities	—	2,198	—	2,198
Asset-backed securities	—	594	—	594
Residential mortgage-backed securities	—	368	—	368
Commercial mortgage-backed securities	—	309	—	309
Total investments	$143	$6,203	$—	$6,346
Restricted deposits available for sale:
Cash and cash equivalents	$7	$—	$—	$7
Certificates of deposit	430	—	—	430
U.S. Treasury securities and obligations of U.S. government corporations and agencies	113	—	—	113
Total restricted deposits	$550	$—	$—	$550

Total assets at fair value	$7,540	$6,203	$—	$13,743
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$147	$—	$147
Total liabilities at fair value	$—	$147	$—	$147

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s life insurance contracts and other private equity investments, which approximates fair value, was $520 million and $311 million as of September 30, 2018 and December 31, 2017, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Nine Months Ended September 30,
	2018	2017
Balance, January 1	$4,286	$3,929
Less: Reinsurance recoverable	18	5
Balance, January 1, net	4,268	3,924
Acquisitions	1,319	—
Incurred related to:
Current year	33,465	28,666
Prior years	(420)	(388)
Total incurred	33,045	28,278
Paid related to:
Current year	28,194	24,787
Prior years	3,485	3,099
Total paid	31,679	27,886
Balance at September 30, net	6,953	4,316
Plus: Reinsurance recoverable	30	17
Balance, September 30	$6,983	$4,333

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum health benefits ratio (HBR) and other return of premium programs, we recorded $23 million as a reduction to premium revenues and $4 million as an increase to premium revenues in the nine months ended September 30, 2018 and 2017, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2018 was $5,326 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

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

During the second quarter of 2018, the Company recognized a $79 million net pre-tax benefit related to the reconciliation of the 2017 risk adjustment program compared to a $48 million net pre-tax benefit related to the reconciliation of the 2016 risk adjustment program during the second quarter of 2017.

The Company's net receivables (payables) for each of these programs are as follows ($ in millions):

	September 30, 2018	December 31, 2017
Risk adjustment	$(784)	$(677)
Reinsurance	1	15
Risk corridor	4	6
Minimum MLR	(154)	(22)
Cost sharing reductions	(61)	(96)

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2018	December 31, 2017
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,005	1,006
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	—
Fair value of interest rate swap agreements	(147)	(71)
Total senior notes	6,258	4,535
Revolving credit agreement	100	150
Mortgage notes payable	59	61
Construction loan payable	40	—
Capital leases and other	5	18
Debt issuance costs	(79)	(65)
Total debt	6,383	4,699
Less current portion	(4)	(4)
Long-term debt	$6,379	$4,695

Senior Notes

In May 2018, a wholly-owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,800 million in aggregate principal amount of 5.375% Senior Notes at par due 2026. In connection with the closing of the Fidelis Care acquisition, the Escrow Issuer merged with and into the Company and the Company assumed the obligations of the Escrow Issuer under the 5.375% Senior Notes due 2026. The Company used the net proceeds of the offering to finance a portion of the cash consideration for the Fidelis Care acquisition, which closed in July 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At September 30, 2018, the Company was in compliance with all covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The following is a summary of the notional amounts of the Company's interest rate swap agreements as of September 30, 2018:

Expiration Date	Notional Amount
February 15, 2021	$600
May 15, 2022	500
February 15, 2024	1,000
January 15, 2025	600
Total	$2,700

The fair value of the swap agreements shown above are recorded in other long-term liabilities in the Consolidated Balance Sheets. Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the one or three month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At September 30, 2018, the weighted average rate was 5.89%.

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

Revolving Credit Agreement

The Company has an unsecured $1,500 million revolving credit facility. The agreement has a maturity date of December 14, 2022. Borrowings under the agreement bear interest based upon LIBOR rates, the Federal Funds Rate or the Prime Rate. As of September 30, 2018, the Company had $100 million borrowings outstanding under the agreement and the Company was in compliance with all covenants.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of September 30, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $59 million at September 30, 2018 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $164 million at September 30, 2018.

Construction Loan

The Company has a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company's revolving credit agreement. The Company has guaranteed completion of the construction project associated with the loan. As of September 30, 2018, the Company had $40 million in borrowings outstanding under the loan.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $55 million as of September 30, 2018, which were not part of the revolving credit facility. The Company also had letters of credit for $44 million (valued at September 30, 2018 conversion rate), or €38 million, representing its proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 1.33% as of September 30, 2018. The Company had outstanding surety bonds of $501 million as of September 30, 2018.

8. Stockholders' Equity

In May 2018, the Company completed a registered offering of 26.6 million shares of Centene common stock with a fair value of $2,860 million. This included the 10% over allotment option to purchase additional shares from the Company which was exercised in full by the underwriters. Net proceeds after underwriting discounts and commissions was $2,779 million. The Company used the net proceeds of the offering to finance a portion of the cash consideration in connection with the Fidelis Care acquisition, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

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

In March 2018, the Company acquired an additional 61% of Interpreta Holdings, Inc. (Interpreta) and issued 1.7 million shares of Centene common stock to the selling shareholders, with a fair value of $175 million.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except shares in thousands and per share data in dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Earnings attributable to Centene Corporation	$19	$205	$659	$598

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	205,295	172,508	191,628	172,314
Common stock equivalents (as determined by applying the treasury stock method)	4,227	4,407	4,005	4,100
Weighted average number of common shares and potential dilutive common shares outstanding	209,522	176,915	195,633	176,414

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.09	$1.19	$3.44	$3.47
Diluted earnings per common share	$0.09	$1.16	$3.37	$3.39

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2018 excludes the impact of 10 thousand and 27 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units. The calculation of diluted earnings per common share for both the three and nine months ended September 30, 2017 excludes the impact of 4 thousand and 27 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended September 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$15,420	$762	$—	$16,182
Total revenues from internal customers	26	2,350	(2,376)	—
Total revenues	$15,446	$3,112	$(2,376)	$16,182
Earnings from operations	$92	$(51)	$—	$41

Segment information for the three months ended September 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$11,248	$650	$—	$11,898
Total revenues from internal customers	11	2,367	(2,378)	—
Total revenues	$11,259	$3,017	$(2,378)	$11,898
Earnings from operations	$238	$102	$—	$340

Segment information for the nine months ended September 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$41,153	$2,404	$—	$43,557
Total revenues from internal customers	76	6,919	(6,995)	—
Total revenues	$41,229	$9,323	$(6,995)	$43,557
Earnings from operations	$983	$87	$—	$1,070

Segment information for the nine months ended September 30, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$33,704	$1,872	$—	$35,576
Total revenues from internal customers	33	7,112	(7,145)	—
Total revenues	$33,737	$8,984	$(7,145)	$35,576
Earnings from operations	$799	$219	$—	$1,018

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In September 2017, the Company filed a demurrer seeking to dismiss the complaint, and a motion to strike the allegations seeking retroactive relief. In March 2018, the Court overruled the Company's demurrer and denied the motion to strike. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

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

Veterans Administration Matter

In October 2017, a CID was issued to Health Net Federal Services, LLC (HNFS) by the United States Department of Justice. The CID seeks documents and interrogatory responses concerning whether HNFS submitted, or caused to be submitted, excessive, duplicative or otherwise improper claims to the U.S. Department of Veterans Affairs (VA) under a contract to provide health care coordination services for veterans. The contract began in late 2014 and ended September 30, 2018. In 2016, modifications to the contract were made to allow for possible duplicate billings with a reconciliation period at the end of the contract term. The Company is complying with the CID and believes it has been meeting its contractual obligations. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter. This matter is separate from the negotiated settlements with the VA in connection with the contract expiration on September 30, 2018.

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff voluntarily filed a First Amended Complaint that removed Steven Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

Fidelis Care Acquisition

On July 1, 2018, we acquired substantially all of the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) for approximately $3.47 billion of cash consideration which includes a working capital adjustment. The cash consideration was funded through approximately $2.8 billion of new equity, and approximately $1.8 billion of new long-term debt. Both offerings were completed in May 2018. The Fidelis Care acquisition expanded the Company's health plan footprint to New York State. As a result of the completion of the Fidelis Care acquisition, the Company's results of operations for the three and nine months ended September 30, 2018 include the results of operations of Fidelis Care from July 1, 2018 to September 30, 2018. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the acquisition of Fidelis Care.

As part of the regulatory approval process, we entered into certain undertakings with the New York State Department of Health. The undertakings contain various commitments by Centene effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by Centene to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. The present value of the $340 million contribution to the State of New York, approximately $324 million, was expensed in SG&A during the third quarter of 2018.

Acquisitions and Investments

We continued to execute on our growth strategy through acquisitions and investments during 2018. In the first quarter of 2018, we acquired 100% of Community Medical Holdings Corp., d/b/a Community Medical Group (CMG), an at-risk primary care provider serving Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida. CMG has a multi-payor strategy and serves our Florida health plan members. The acquisition increases Centene's scale and capabilities and creates a vertical integration opportunity with providers. We also acquired an additional 61% ownership in Interpreta Holdings, Inc. (Interpreta), a clinical and genomics data analytics business, bringing our total ownership to 80%. Finally, in the first and second quarters of 2018, we completed a 28% equity method investment in RxAdvance (RxA), a full-service pharmacy benefit manager (PBM) with an innovative technology platform. In September 2018, we made an additional investment in RxA in the form of convertible preferred stock. Both the Interpreta and RxA transactions reflect our commitment to technological innovation and providing comprehensive and integrated specialty services.

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

Third Quarter 2018 Highlights

Our financial performance for the third quarter of 2018 is summarized as follows:

•	Managed care membership of 14.4 million, an increase of 2.1 million members, or 17% year-over-year.

•	Total revenues of $16.2 billion, representing 36% growth year-over-year.

•	Health benefits ratio of 86.3%, compared to 88.0% for the third quarter of 2017.

•	SG&A expense ratio of 12.6%, compared to 9.0% for the third quarter of 2017.

•	Adjusted SG&A expense ratio of 10.0%, compared to 8.9% for the third quarter of 2017.

•	Operating cash flows of $548 million.

•	Diluted earnings per share (EPS) for the third quarter of 2018 of $0.09, compared to $1.16 for the third quarter of 2017.

•	Adjusted Diluted EPS for the third quarter of 2018 of $1.79, compared to $1.35 for the third quarter of 2017.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2018	2017
GAAP diluted EPS	$0.09	$1.16
Amortization of acquired intangible assets	0.24	0.14
Acquisition related expenses	1.46	0.02
Penn Treaty assessment expense	—	0.03
Adjusted Diluted EPS	$1.79	$1.35
The third quarter results include the following items, which in the aggregate had no net effect on diluted EPS:

•
During the third quarter, we received 2014-2017 cost reconciliation information related to the California Medicaid in-home support services (IHSS) program, which ended December 31, 2017. As a result, our third quarter results include an estimated pre-tax benefit of $140 million related to the IHSS program reconciliation. The 2014-2016 reconciliation is expected to be finalized by early 2019, with the final 2017 reconciliation to follow.

•
September 30, 2018 represented the previously announced expiration of our contract to provide health care coordination services to the U.S. Department of Veterans Affairs under the Patient-Centered Community Care and Veterans Choice Programs. In connection with the conclusion of the contract, we recorded a pre-tax charge of $110 million for negotiated settlements and severance costs. We will continue to provide close out and transition services through 2021.

•	We recorded pre-tax expense of $30 million associated with a contribution commitment to our charitable foundation.

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

•	CMG. In March 2018, we completed the acquisition of CMG, an at-risk primary care provider serving Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida.

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

•
Fidelis Care. In July 2018, we completed the acquisition of substantially all of the assets of Fidelis Care for $3.47 billion of cash consideration, making Fidelis Care Centene's health plan in New York State.

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

•
Illinois. In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. Implementation dates varied by region and the contract was fully implemented statewide in April 2018. The new contract will include children who are in need through the Department of Children and Family Services/Youth in Care by the Illinois Department of Healthcare and Family Services and Foster Care. These additional products are expected to be implemented in the second quarter of 2019.

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

•
RxAdvance. In March 2018, we made a 25% equity method investment in RxAdvance, a full-service PBM, and expect to use its platform to improve health outcomes and reduce avoidable drug-impacted medical and administrative costs. This partnership includes both a customer relationship and a strategic investment in RxAdvance. As part of the initial transaction, Centene has certain rights to expand its equity investment in the future. In May 2018, we made an additional investment in RxAdvance, bringing the total ownership to 28%. In September 2018, we made an additional investment in convertible preferred stock.

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

•	Beginning in January 2018, the State of California no longer includes costs for IHSS in its Medicaid contracts.

•	Beginning in July 2018, we no longer serve correctional healthcare members in Massachusetts.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the full year benefit in 2018 of business commenced during 2017 in Florida, Maryland, Missouri and Nevada, as discussed above.

•	We expect to realize the full year benefit in 2019 of acquisitions, investments, and business commenced during 2018, as discussed above.

•
In October 2018, CMS published updated Medicare Star quality ratings for the 2019 rating year. Our Star ratings returned to a 4.0 Star parent rating. The 2019 rating year will positively affect quality bonus payments for Medicare Advantage plans in 2020.

•
In October 2018, Centurion was awarded a contract to provide comprehensive healthcare services to detainees of the Metropolitan Detention Center located in Albuquerque, New Mexico. The contract is expected to commence in January 2019 with a base term of four years.

•
In October 2018, we announced that we are expanding our offerings in the 2019 Health Insurance Marketplace. We are entering Pennsylvania, North Carolina, South Carolina and Tennessee in 2019, and expanding our footprint in six existing markets: Florida, Georgia, Indiana, Kansas, Missouri and Texas.

•
In October 2018, our Arizona subsidiary, Health Net Access, began providing physical and behavioral health care services through the Arizona Health Care Cost Containment System Complete Care program in the Central region and the Southern region.

•	In October 2018, our Mississippi subsidiary, Magnolia Health, entered into a new agreement to continue providing services to Medicaid recipients enrolled in the Mississippi Coordinated Access Network.

•
In August 2018, Centurion was awarded a contract to provide comprehensive healthcare services to detainees of Volusia County detention facilities located near Daytona, Florida. The contract is expected to commence on January 1, 2019.

•	In July 2018, we announced a joint venture with Ascension to establish a Medicare Advantage plan. The plan is expected to be implemented in multiple geographic markets beginning in 2020.

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

The future growth items listed above are partially offset by the following items:

•	Effective October 2018, we no longer provide health care coordination services to veterans under the Patient-Centered Community Care and Veterans Choice Programs.

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

MEMBERSHIP

From September 30, 2017 to September 30, 2018, we increased our managed care membership by 2,078,300, or 17%. The following table sets forth our membership by line of business:

	September 30, 2018	December 31, 2017	September 30, 2017
Medicaid:
TANF, CHIP & Foster Care	7,260,500	5,807,300	5,809,400
ABD & LTSS	964,200	846,200	850,300
Behavioral Health	455,900	463,700	467,400
Total Medicaid	8,680,600	7,117,200	7,127,100
Commercial	2,062,500	1,558,300	1,657,800
Medicare (1)	417,400	333,700	331,000
Correctional	150,900	157,500	158,000
Total at-risk membership	11,311,400	9,166,700	9,273,900
TRICARE eligibles	2,858,900	2,824,100	2,823,200
Non-risk membership	219,000	216,300	213,900
Total	14,389,300	12,207,100	12,311,000

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	September 30, 2018	December 31, 2017	September 30, 2017
Dual-eligible (2)	590,300	474,500	475,300
Health Insurance Marketplace	1,529,400	959,600	1,024,000
Medicaid Expansion	1,237,800	1,091,500	1,105,000

(2) Membership includes dual-eligible ABD & LTC and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2018 and 2017, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2018 and 2017 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change 2017-2018	2018	2017	% Change 2017-2018
Premium	$14,623	$10,850	35%	$38,639	$32,393	19%
Service	732	571	28%	2,147	1,634	31%
Premium and service revenues	15,355	11,421	34%	40,786	34,027	20%
Premium tax and health insurer fee	827	477	73%	2,771	1,549	79%
Total revenues	16,182	11,898	36%	43,557	35,576	22%
Medical costs	12,626	9,543	32%	33,045	28,278	17%
Cost of services	622	437	42%	1,823	1,334	37%
Selling, general and administrative expenses	1,934	1,030	88%	4,487	3,186	41%
Amortization of acquired intangible assets	65	38	71%	149	117	27%
Premium tax expense	716	510	40%	2,451	1,643	49%
Health insurer fee expense	178	—	100%	532	—	100%
Earnings from operations	41	340	(88)%	1,070	1,018	5%
Investment and other income (expense), net	(17)	(14)	(21)%	(59)	(52)	(13)%
Earnings from operations, before income tax expense	24	326	(93)%	1,011	966	5%
Income tax expense	8	125	(94)%	358	381	(6)%
Net earnings	16	201	(92)%	653	585	12%
Loss attributable to noncontrolling interests	3	4	(25)%	6	13	(54)%
Net earnings attributable to Centene Corporation	$19	$205	(91)%	$659	$598	10%
Diluted earnings per common share attributable to Centene Corporation	$0.09	$1.16	(92)%	$3.37	$3.39	(1)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total Revenues

The following table sets forth supplemental revenue information for the three months ended September 30, ($ in millions):

	2018	2017	% Change 2017-2018
Medicaid	$10,909	$8,090	35%
Commercial	3,125	2,004	56%
Medicare (1)	1,363	1,138	20%
Other	785	666	18%
Total Revenues	$16,182	$11,898	36%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 36% in the three months ended September 30, 2018 over the corresponding period in 2017 primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business in 2018, expansions and new programs in many of our states in 2018, other acquisitions and the reinstatement of the health insurer fee in 2018. These increases were partially offset by the impact of the removal of the IHSS program from California's Medicaid contract in January 2018.

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

The HBR for the three months ended September 30, 2018 was 86.3%, compared to 88.0% in the same period in 2017. The benefit of the recognition of the previously mentioned IHSS program reconciliation reduced the HBR by approximately 100 basis points. The remaining HBR decrease compared to last year was driven by membership growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018. This was partially offset by the acquisition of Fidelis Care, which operates at a higher HBR.

Cost of Services

Cost of services increased by $185 million in the three months ended September 30, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Foundation Care in October 2017, growth in our correctional services business, including the acquisition of MHM, and costs associated with the previously mentioned Veterans Affairs contract expiration.

The cost of service ratio for the three months ended September 30, 2018, was 85.0%, compared to 76.5% in the same period in 2017. The cost of service ratio was negatively impacted by approximately 400 basis points for the costs associated with the previously mentioned Veterans Affairs contract expiration. The increase in the cost of service ratio was also due to lower margins associated with our other federal services and specialty pharmacy businesses. These increases were partially offset by our correctional services business, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $904 million in the three months ended September 30, 2018, compared to the corresponding period in 2017. This was primarily due to $399 million of acquisition related expenses associated with the closing of the Fidelis Care acquisition, including $324 million of charitable contribution commitments resulting from the undertaking agreements, as well as bridge loan fees, investment banking fees, and other acquisition related costs.

The remainder of the SG&A increase was primarily attributable to the acquisition of Fidelis Care, costs associated with the previously mentioned Veterans Affairs contract expiration, and expansions, new programs and growth in many of our states in 2018, including growth in the Health Insurance Marketplace business. Also, in the third quarter of 2018, we committed to contributing $30 million to our charitable foundation.

The SG&A expense ratio was 12.6% for the third quarter of 2018, compared to 9.0% in the third quarter of 2017. The year-over-year increase was primarily due to $399 million of acquisition related expenses associated with the closing of the Fidelis Care acquisition, which increased the ratio by approximately 260 basis points. The Adjusted SG&A expense ratio was 10.0% for the third quarter of 2018, compared to 8.9% in the third quarter of 2017. Both ratios increased by approximately 70 basis points related to costs associated with the previously mentioned Veterans Affairs contract expiration and the commitment to our charitable foundation. The remaining increases were due to growth in the Health Insurance Marketplace business, which operates at a higher SG&A expense ratio, partially offset by the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio.

Health Insurer Fee Expense

Health insurance fee expense was $178 million for the three months ended September 30, 2018. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the three months ended September 30, 2017.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2018	2017
Investment and other income	$80	$51
Interest expense	(97)	(65)
Other income (expense), net	$(17)	$(14)

The increase in investment income in 2018 reflects higher interest rates and investment balances over 2017, including the impact of higher investment balances as a result of the Fidelis Care acquisition. These increases were partially offset by the prior year interest income from the State of Illinois related to capitation payment delays. Interest expense increased by $32 million in the three months ended September 30, 2018, compared to the corresponding period in 2017, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the three months ended September 30, 2018, we recorded income tax expense of $8 million on pre-tax earnings of $24 million, or an effective tax rate of 33.3%. The current quarter effective tax rate reflects the lower corporate tax rate as enacted in the Tax Cuts and Job Acts (TCJA), partially offset by an increased tax rate due to the non-deductibility of the health insurer fee. For the three months ended September 30, 2017, we recorded income tax expense of $125 million on pre-tax earnings of $326 million, or an effective tax rate of 38.3%, which reflects the higher corporate tax rate for 2017 and the impact of the health insurer fee moratorium.

The Company has completed its accounting of the effects of the TCJA on current and deferred income taxes.  No material changes were made to the tax effects recorded in 2017.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2018	2017	% Change 2017-2018
Total Revenues
Managed Care	$15,446	$11,259	37%
Specialty Services	3,112	3,017	3%
Eliminations	(2,376)	(2,378)	—%
Consolidated Total	$16,182	$11,898	36%
Earnings from Operations
Managed Care	$92	$238	(61)%
Specialty Services	(51)	102	(150)%
Consolidated Total	$41	$340	(88)%

Managed Care

Total revenues increased 37% in the three months ended September 30, 2018, compared to the corresponding period in 2017, primarily as a result of the acquisition of Fidelis Care and expansions, new programs, and growth in many of our states, particularly Florida, Georgia, Illinois, Missouri, Nevada, Ohio, Pennsylvania and Texas, including growth in the Health Insurance Marketplace business. Total revenues also increased as a result of the reinstatement of the health insurer fee in 2018. These increases were partially offset by the impact of the removal of the IHSS program from California's Medicaid contract in January 2018. Earnings from operations decreased $146 million between years primarily as a result of increased acquisition related expenses, partially offset by growth due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018.

Specialty Services

Total revenues increased 3% in the three months ended September 30, 2018, compared to the corresponding period in 2017, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, and growth in our specialty pharmacy business. These revenue increases are partially offset by a decline in revenue due to the previously mentioned Veterans Affairs contract expiration, decreased revenues for our other federal services business, and a decline in revenue for our behavioral health services business as a result of many states combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members. Earnings from operations decreased $153 million in the three months ended September 30, 2018, compared to the corresponding period in 2017, primarily due to costs associated with the previously mentioned Veterans Affairs contract expiration and lower margins in our other federal services and behavioral health services businesses, partially offset by growth in our pharmacy benefits management business.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total Revenues

The following table sets forth supplemental revenue information for the nine months ended September 30, ($ in millions):

	2018	2017	% Change 2017-2018
Medicaid	$28,033	$24,125	16%
Commercial	9,331	6,126	52%
Medicare (1)	3,728	3,404	10%
Other	2,465	1,921	28%
Total Revenues	$43,557	$35,576	22%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 22% in the nine months ended September 30, 2018 over the corresponding period in 2017 primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business in 2018, other acquisitions, expansions and new programs in many of our states in 2017 and 2018, and the reinstatement of the health insurer fee in 2018. Total revenues also increased by approximately $442 million associated with pass through payments from the State of California recorded in premium tax revenue and premium tax expense. These increases were partially offset by lower revenues in California, which is a result of the removal of the IHSS program from California's Medicaid contract in January 2018. During the nine months ended September 30, 2018, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the nine months ended September 30, 2018 was 85.5%, compared to 87.3% in the same period in 2017. The benefit of the recognition of the previously mentioned IHSS program reconciliation reduced the HBR by approximately 40 basis points. The remaining HBR decrease compared to last year was driven by membership growth in the Health Insurance Marketplace business and the reinstatement of the health insurer fee in 2018. This was partially offset by the acquisition of Fidelis Care, which operates at a higher HBR.

Cost of Services

Cost of services increased by $489 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Foundation Care in October 2017, growth in our correctional services business, including the acquisition of MHM, and costs associated with the previously mentioned Veterans Affairs contract expiration.

The cost of service ratio for the nine months ended September 30, 2018, was 84.9%, compared to 81.6% in the same period in 2017. The cost of service ratio was negatively impacted by approximately 140 basis points for the costs associated with the previously mentioned Veterans Affairs contract expiration. The increase in the cost of service ratio was also due to lower margins associated with our other federal services and specialty pharmacy businesses. These increases were partially offset by our correctional services business, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

SG&A increased by $1,301 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017. This was primarily due to $421 million of acquisition related expenses primarily associated with the closing of the Fidelis Care acquisition, including $324 million of charitable contribution commitments resulting from the undertaking agreements, as well as bridge loan fees, investment banking fees, and other acquisition related costs.

The remainder of the SG&A increase was primarily attributable to the acquisition of Fidelis Care, costs associated with the previously mentioned Veterans Affairs contract expiration, and expansions, new programs and growth in many of our states in 2018, including growth in the Health Insurance Marketplace business. These increases were partially offset by the $56 million recognized during the nine months ended September 30, 2017 for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio for the nine months ended September 30, 2018 was 11.0%, compared to 9.4% for the corresponding period in 2017. The year-over-year increase was primarily due to $421 million of acquisition related expenses primarily associated with the closing of the Fidelis Care acquisition, which increased the ratio by approximately 100 basis points. The Adjusted SG&A expense ratio for the nine months ended September 30, 2018 was 10.0%, compared to 9.2% for the nine months ended September 30, 2017. Both ratios increased due to growth in the Health Insurance Marketplace business, which operates at a higher SG&A expense ratio. The remaining increases were due to approximately 25 basis points related to costs associated with the previously mentioned Veterans Affairs contract expiration and the commitment to our charitable foundation. These increases were partially offset by the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio.

Health Insurer Fee Expense

Health insurance fee expense was $532 million for the nine months ended September 30, 2018. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the nine months ended September 30, 2017.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2018	2017
Investment and other income	$186	$137
Interest expense	(245)	(189)
Other income (expense), net	$(59)	$(52)

The increase in investment income in 2018 reflects higher interest rates and investment balances over 2017, including the impact of higher investment balances as a result of the Fidelis Care acquisition, and investment income on the proceeds from our equity and debt issuances in advance of the closing of the Fidelis Care acquisition. These increases were partially offset by the prior year interest income from the State of Illinois related to capitation payment delays. Interest expense increased by $56 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the nine months ended September 30, 2018, we recorded income tax expense of $358 million on pre-tax earnings of $1,011 million, or an effective tax rate of 35.4%. The current effective tax rate reflects the lower corporate tax rate as enacted in the TCJA, partially offset by an increased tax rate due to the non-deductibility of the health insurer fee. For the nine months ended September 30, 2017, we recorded income tax expense of $381 million on pre-tax earnings of $966 million, or an effective tax rate of 39.4%, which reflects the higher corporate tax rate for 2017 and the impact of the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2018	2017	% Change 2017-2018
Total Revenues
Managed Care	$41,229	$33,737	22%
Specialty Services	9,323	8,984	4%
Eliminations	(6,995)	(7,145)	2%
Consolidated Total	$43,557	$35,576	22%
Earnings from Operations
Managed Care	$983	$799	23%
Specialty Services	87	219	(60)%
Consolidated Total	$1,070	$1,018	5%

Managed Care

Total revenues increased 22% in the nine months ended September 30, 2018, compared to the corresponding period in 2017, primarily as a result of the acquisition of Fidelis Care and expansions, new programs, and growth in many of our states, particularly Florida, Georgia, Illinois, Indiana, Missouri, Nevada, Ohio, Pennsylvania, and Texas, including growth in the Health Insurance Marketplace business. Total revenues also increased as a result of the reinstatement of the health insurer fee in 2018, as well as due to the additional pass through payments from the State of California. These increases were partially offset by the impact of the removal of the IHSS program from California's Medicaid contract in January 2018. Earnings from operations increased $184 million between years primarily as a result of the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, and the reinstatement of the health insurer fee in 2018, partially offset by increased acquisition related expenses. In addition, 2017 was negatively impacted by the Penn Treaty assessment expense.

Specialty Services

Total revenues increased 4% in the nine months ended September 30, 2018, compared to the corresponding period in 2017, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, and growth in our specialty pharmacy, correctional, and management services businesses. These revenue increases are partially offset by a decline in revenue due to the previously mentioned Veterans Affairs contract expiration, decreased revenues for our other federal services business, and a decline in revenue for our behavioral health services business as a result of many states combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members. Earnings from operations decreased $132 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017, primarily due to costs associated with the previously mentioned Veterans Affairs contract expiration and lower margins in our other federal services and behavioral health services businesses, partially offset by growth in our pharmacy benefits management business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$1,868	$1,039
Net cash used in investing activities	(3,563)	(686)
Net cash provided by (used in) financing activities	4,460	(3)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$2,765	$351

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1,868 million in the nine months ended September 30, 2018 compared to $1,039 million in the comparable period in 2017. The cash provided by operating activities in 2018 was due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business. Cash flows from operations were partially offset by an increase in premium and trade receivables of $696 million, due to an increase in receivables from several of our federal and state customers and the repayment of approximately $630 million of Medicaid expansion rate overpayments in California, which was previously accrued.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $3,563 million for the nine months ended September 30, 2018, and $686 million in the comparable period in 2017. Cash flows used in investing activities in 2018 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), the Fidelis Care and other acquisitions, the investments in RxAdvance, and capital expenditures.

Cash flows used in investing activities in 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $489 million and $301 million in the nine months ended September 30, 2018 and 2017, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of September 30, 2018, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. We had unregulated cash, investments and restricted deposits of $482 million at September 30, 2018, compared to $310 million at December 31, 2017.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $4,460 million in the nine months ended September 30, 2018, compared to a $3 million use of cash in the comparable period in 2017. During 2018, our net financing activities primarily related to our offering of $2.8 billion in shares of common stock, par value $0.001 per share, and approximately $1.8 billion of new long-term debt. Proceeds from both offerings were used to fund the Fidelis Care acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness. Cash flows provided by financing activities were partially offset by the purchase of noncontrolling interest.

During 2017, our net financing activities primarily related to common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of September 30, 2018, we had $100 million borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of September 30, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of September 30, 2018, we had $40 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $55 million as of September 30, 2018, which were not part of our revolving credit facility. We also had letters of credit for $44 million (valued at the September 30, 2018 conversion rate), or €38 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 1.33% as of September 30, 2018. In addition, we had outstanding surety bonds of $501 million as of September 30, 2018.

The indentures governing our various maturities of senior notes contain restrictive covenants of Centene Corporation. As of September 30, 2018, we were in compliance with all covenants.

As discussed above, in May 2018, we issued approximately $2.8 billion of new equity, and approximately $1.8 billion of new long-term debt. Proceeds from the offerings were used to fund the Fidelis Care acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

At September 30, 2018, we had working capital, defined as current assets less current liabilities, of $347 million, compared to negative $629 million at December 31, 2017. The increase in working capital was primarily due to the Fidelis Care acquisition. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2018, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 37.3%, compared to 40.6% at December 31, 2017. Excluding the $99 million non-recourse mortgage note and construction loan, our debt to capital ratio was 36.9% as of September 30, 2018, compared to 40.3% at December 31, 2017. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2018 Expectations

During the remainder of 2018, we expect to make net capital contributions to our insurance subsidiaries of approximately $55 million associated with our growth and spend approximately $185 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2018 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2018, our subsidiaries had aggregate statutory capital and surplus of $9,236 million, compared with the required minimum aggregate statutory capital and surplus requirements of $3,374 million. During the nine months ended September 30, 2018, we made net capital contributions of $178 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level (excluding the interim impact of the health insurer fee).

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2018, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of September 30, 2018, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $3,374 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 1, Organization and Operations, in the Notes to the Consolidated Financial Statements, included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2018, we had short-term investments of $594 million and long-term investments of $6,822 million, including restricted deposits of $550 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2018, the fair value of our fixed income investments would decrease by approximately $218 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2018, the fair value of our debt would decrease by approximately $110 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 59%. We are therefore exposed to risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, our parent Star rating for the 2018 rating year was 3.5, which will negatively affect quality bonus payments for Medicare Advantage plans in 2019. These lowered Star ratings for the 2018 rating year for the Medicare Advantage plan (H0562) and the Company may have reduced the attractiveness of the affected plans and our other offerings to members, reduce revenue from the affected plan and impact our Medicare expansion efforts, which are a strategic focus for the Company.

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

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our HBR, or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. In addition, the 2018 marketplace for individual products may continue to be less stable than in previous years because, among other things, other health plans have changed or stopped offering their Health Insurance Marketplace products in the states we continue to serve in 2018. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the Patient Protection and Affordable Care Act and the accompanying Health Care and Education Affordability Reconciliation Act, collectively referred to as Affordable Care Act (ACA), including the repeal of the ACA's individual mandate in the Tax Cuts and Jobs Act of 2017 (TCJA).

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The federal government paid the entire cost for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of September 30, 2018, 33 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. On August 1, 2018, the U.S. HHS issued a final rule permitting the duration of short-term health insurance plans, defined as those plans lasting less than twelve months in duration, to be extended up to 36 months in total, taking into account renewals or extensions. The final rule, which went into effect on October 2, 2018, is currently being challenged at the state level and in pending litigation against the current administration filed in September 2018 in the U.S. District Court in Washington D.C. Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations to allow more employer groups and associations to form AHPs based upon common geography and industry sector. In July 2018, twelve states' attorneys general filed suit against the current administration in the U.S. District Court in Washington D.C. to block the final rule. Short-term health insurance plans and AHPs often provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations.

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

The HHS has stated that it will consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning January 1, 2014. As of September 30, 2018, seven states had approved Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law.

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. However, the $14.3 billion payment resumed in 2018. Collection of the health insurer fee for 2019 has also been suspended. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenues. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenues from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenues from the fee calculation. There is ongoing litigation pending against the federal government alleging that the requirement to reimburse Medicaid managed care organizations for the industry assessment is unlawful. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

In addition, House v. Hargan (previously v. Burwell, et al., and v. Price, et al.), the suit that was brought by House Republicans, was settled in December 2017. The current administration's decision to stop the cost sharing subsidies rendered further challenge to the cost sharing subsidy payments unnecessary. Therefore, 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government. On March 23, 2018, Congress further bolstered the current administration's position by omitting cost sharing subsidy payments from the two-year Omnibus Spending Bill. This bill, coupled with the current administration's decision to end payments, could affect our earnings in 2018 and potential premium rate adjustments in 2019.

Changes to, or repeal of, portions or the entirety of the ACA, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the current administration could propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations. However, the ultimate content, timing or effect of any potential future legislation enacted under the current administration cannot be predicted.

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

In addition, HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. HHS continued its auditing program in 2016 to assess compliance efforts by covered entities and business associates. Through a second phase of audits, which commenced for covered entities in July 2016, HHS focused on a review of policies and procedures adopted and employed by covered entities and their business associates to meet selected standards and implementation specifications of the HIPAA Privacy, Security, and Breach Notification Rules. The HHS Office for Civil Rights reported that as of February 2018, the Phase 2 desk audits of covered entities and business associates were completed, and additional comprehensive on-site audits would be conducted as a part of a permanent audit program going forward. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

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
We have incurred substantial expenses related to the completion of the acquisitions of Health Net and Fidelis Care and are incurring substantial expenses related to the integration of these acquisitions.
We are in the process of integrating a large number of processes, policies, procedures, operations, technologies and systems, including sales, pricing, and marketing, among other things. In addition, Centene maintains a presence in St. Louis, Missouri; whereas the businesses of Health Net and Fidelis Care continue to maintain a presence in Woodland Hills, California, and New York, New York, respectively. The substantial majority of these costs will be non-recurring expenses related to the acquisitions (including financing of the acquisitions), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We are also incurring transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and acquisition related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

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

As of September 30, 2018, we had consolidated indebtedness of approximately $6,383 million. We may further increase our indebtedness in the future. This increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2018
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2018	13,287	$129.26	—	3,335,448
August 1 - August 31, 2018	13,545	143.61	—	3,335,448
September 1 - September 30, 2018	4,043	144.39	—	3,335,448
Total	30,875	$137.54	—	3,335,448
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

4.1
First Supplemental Indenture, dated as of July 1, 2018, by and between Centene and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the SEC on July 2, 2018).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 23, 2018.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)