Form 10-K
period 2018-12-31
CENTENE CORP
filed 2019-02-19
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2018, was $25.3 billion.
As of February 15, 2019, the registrant had 413,170,382 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2019 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof). We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recent acquisition (Fidelis Care Acquisition) of substantially all the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care), investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Legal Proceedings,” and Part I, Item 1A. “Risk Factors.”

These forward-looking statements reflect our current views with respect to future events and are based on numerous assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, business strategies, operating environments, future developments and other factors we believe appropriate. By their nature, forward-looking statements involve known and unknown risks and uncertainties and are subject to change because they relate to events and depend on circumstances that will occur in the future, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including but not limited to:

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased healthcare costs;

•	changes in economic, political or market conditions;

•
changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act , collectively referred to as the Affordable Care Act (ACA) and any regulations enacted thereunder that may result from changing political conditions or judicial actions, including the ultimate outcome of the District Court decision in “Texas v. United States of America” regarding the constitutionality of the ACA;

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

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the Fidelis Care Acquisition, will not be realized, or will not be realized within the expected time period;

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions, including the Fidelis Care Acquisition;

•	disruption caused by significant completed and pending acquisitions, including, among others, the Fidelis Care Acquisition, making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions, including, among others, the Fidelis Care Acquisition;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses, including Fidelis Care, will not be integrated successfully;

•	the risk that, following the Fidelis Care Acquisition, we may not be able to effectively manage our expanded operations;

•	restrictions and limitations in connection with our indebtedness;

•
our ability to maintain the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that can impact revenue and future growth;

•	availability of debt and equity financing, on terms that are favorable to us;

•	inflation; and

•	foreign currency fluctuations.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. “Risk Factors” of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data). On December 12, 2018, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split.

	Year Ended December 31,
	2018	2017	2016

GAAP net earnings attributable to Centene	$900	$828	$562
Amortization of acquired intangible assets	211	156	147
Acquisition related expenses	425	20	234
Other adjustments (1)	30	(7)	(134)
Income tax effects of adjustments (2)	(155)	(108)	(79)
Adjusted net earnings	$1,411	$889	$730

GAAP diluted earnings per share (EPS) attributable to Centene	$2.26	$2.34	$1.71
Amortization of acquired intangible assets (3)	0.41	0.28	0.29
Acquisition related expenses (4)	0.81	0.04	0.49
Other adjustments (1)	0.06	(0.14)	(0.27)
Adjusted Diluted EPS	$3.54	$2.52	$2.22

(1)	Other adjustments include the following items:

2018 - the impact of retroactive changes to the California minimum medical loss ratio (MLR) of $30 million of expense or $0.06 per diluted share, net of an income tax benefit of $0.02;

2017 - (a) the Penn Treaty assessment expense of $56 million or $0.10 per diluted share, net of an income tax benefit of $0.06; (b) the cost sharing reduction (CSR) expense of $22 million or $0.04 per diluted share, net of an income tax benefit of $0.02; (c) the charitable contribution commitment of $40 million or $0.07 per diluted share, net of an income tax benefit of $0.05; and (d) the benefit associated with income tax reform of $125 million or $0.35 per diluted share; and

2016 - (a) the impact of retroactive changes to the California minimum medical loss ratio (MLR) of a $195 million benefit or $0.38 per diluted share, net of an income tax expense of $0.21; (b) the charitable contribution commitment of $50 million or $0.09 per diluted share, net of an income tax benefit of $0.06; and (c) the debt extinguishment cost of $11 million or $0.02 per diluted share, net of an income tax benefit of $0.01.

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results. There is no additional income tax effect from income tax reform.

(3)	Amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.12, $0.16, and $0.16 for the years ended December 31, 2018, 2017 and 2016, respectively.

i

(4)	Acquisition related expenses per diluted share are net of an income tax benefit of $0.25, $0.02 and $0.22 for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
GAAP selling, general and administrative expenses	$6,043	$4,446	$3,673
Acquisition related expenses	421	20	234
Penn Treaty assessment expense	—	56	—
Charitable contribution	—	40	50
Adjusted selling, general and administrative expenses	$5,622	$4,330	$3,389

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

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized and commercial programs. Our Specialty Services segment includes companies offering diversified healthcare services and products to our Managed Care segment and other external customers. For the year ended December 31, 2018, our Managed Care and Specialty Services segments accounted for 95% and 5%, respectively, of our total external revenues. Our membership totaled 14.0 million as of December 31, 2018. For the year ended December 31, 2018, our total revenues and net earnings attributable to Centene were $60.1 billion and $900 million, respectively, and our total cash flow from operations was $1.2 billion.

On July 1, 2018, we acquired substantially all of the assets of Fidelis Care for approximately $3.6 billion of cash consideration, which includes a working capital adjustment. The Fidelis Care Acquisition expanded our scale and presence to New York State.

On December 12, 2018, our Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split.

INDUSTRY

We provide a full spectrum of managed healthcare products and services, primarily through Medicaid, commercial and Medicare products. We currently have operations domestically and internationally.

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

Established in 1972 and authorized by Title XVI of the Social Security Act, Aged, Blind, or Disabled, or collectively ABD, covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients. In addition, ABD recipients typically utilize more services as a result of their health status.

The Balanced Budget Act of 1997 created the State Children's Health Insurance Program (CHIP) to help states expand coverage primarily to children whose families earned too much to qualify for Medicaid, yet not enough to afford private health insurance.

Costs related to the largest eligibility group, children, are primarily composed of pediatrics and family care. These costs tend to be more predictable than those associated with other healthcare issues which predominantly affect the adult population.

Long-Term Services and Supports (LTSS) is a Medicaid product that covers Institutional/Residential Care (Nursing Facilities, Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living, such as bathing, dressing and transferring. The most common HCBS services include personal care, adult day care, non-emergent transportation, home-delivered meals and personal emergency response systems. LTSS services are provided for individuals requiring nursing home level of care, receiving waiver services, or entitled to state Medicaid LTSS benefits. The largest groups receiving LTSS, by spending, are older individuals and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, those with serious mental illness and/or serious emotional disturbance and other populations. States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries. According to the National Association of States United for Aging and Disabilities, 21 states utilize some form of managed LTSS up from eight in 2004.

The majority of youth and children in foster care qualify for Medicaid, most commonly through Title IV-E of the Social Security Act, which provides funding to support safe and stable out-of-home care for children who are removed from their homes. The federal government has enacted legislation establishing guidelines and requirements for state child welfare agencies related to the health and well-being of children in foster care, including the provision of grants and technical assistance to enable states to meet these needs and make explicit connections with state Medicaid. In addition, the ACA requires states to make former foster care children eligible for Medicaid until they reach the age of 26, provided that they turned 18 while in foster care, and were enrolled in Medicaid at that time.

CMS estimated the total Medicaid market to be approximately $582 billion in 2017, and estimated the market will grow to $1.0 trillion by 2026. Medicaid spending is estimated to have increased by 2.9% in 2017 and is projected to increase at an average annual rate of 5.8% between 2017 and 2026.

While Medicaid programs have directed funds to many individuals who cannot afford or otherwise maintain health insurance coverage, they did not initially address the inefficient and costly manner in which the Medicaid population tends to access healthcare. Medicaid recipients in non-managed care programs typically have not sought preventive care or routine treatment for chronic conditions, such as asthma and diabetes. Rather, they have sought healthcare in hospital emergency departments, which is typically more expensive. As a result, many states without managed care programs have found that the costs of providing Medicaid benefits have increased while the medical outcomes for the recipients remained unsatisfactory.

We believe managed care has been proven to improve the quality of care for Medicaid beneficiaries and lower costs. The majority of states have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach for additional populations and products. As a result, we believe a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid populations.

Commercial

We offer commercial healthcare products to individuals through the Health Insurance Marketplace and large and small employer groups. Our health maintenance organization (HMO) plans offer comprehensive benefits generally for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. We offer HMO plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she selects a primary care physician (PCP) from among the physicians participating in our network. Our preferred provider organization (PPO) plans offer coverage for services received from any healthcare provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and copayments or coinsurance. Our point of service (POS) plans and our elect open access (EOA) plans blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower copayments (particularly within the medical group), but also have coverage, generally at higher copayment or coinsurance levels or with coverage limitations, for services received outside the network. Our Exclusive Provider Organization (EPO) plans and Healthcare Service Plans (HSPs) similarly blend elements of traditional HMO and PPO plans.

In 2010, the ACA was enacted. While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision (Medicaid Expansion). The Supreme Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government paid the entire costs for Medicaid Expansion coverage for newly eligible beneficiaries from 2014 through 2016, 95% of the costs in 2017, and 94% of the costs in 2018. Assuming that the current program remains in effect unchanged, in 2019 the federal share is scheduled to decline to 93%, and it would be 90% in 2020 and subsequent years.

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

A portion of Medicare beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 10.7 million dual-eligible enrollees in 2017. These dual-eligible members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD, LTSS, Medicare-Medicaid Plans (MMP) and Medicare Advantage Dual Special Needs Plan lines of business.

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

CMS estimated the total Medicare market was approximately $706 billion in 2017, and estimated the market will grow to approximately $1.4 trillion by 2026. Medicare spending is estimated to have increased 5.0% in fiscal 2017 and is projected to increase at an average annual rate of 7.4% between 2017 and 2026.

International

We currently have a growing international presence in Spain and the United Kingdom. In Spain, our joint venture, Ribera Salud S.A. (Ribera Salud), and our majority owned subsidiary, Torrejón Salud, S.A. (Torrejón Salud), are health management businesses mainly operating in the health administrations concession sector in Valencia and Madrid. Ribera Salud also has other controlling and noncontrolling interests in Spain, Latin America, and Slovakia. In the United Kingdom, our subsidiary, The Practice (Group) Limited (TPG), is one of the largest provider networks in the United Kingdom. TPG delivers medical and community based services in the primary care sector of the National Health Service (NHS), which is the publicly funded, national healthcare system for England.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•
Expertise in Government Sponsored Programs. For more than 30 years, we have developed a specialized government services expertise that has helped us establish and maintain relationships with members, providers and state governments. We have implemented programs developed to achieve savings for state governments and improve health outcomes and quality of care for members. We work to assist the states in which we operate in addressing the operating challenges they face.

•
Quality and Innovation. Our innovative medical management programs focus on improving quality of care in areas that have the greatest impact on our members. We concentrate on serving the whole person to impact outcomes and costs. We recognize the importance of member-focused delivery of quality managed care services and have developed award winning education and outreach programs including the CentAccount program, On.Demand Diabetes, Start Smart For Your Baby, and MemberConnections. It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. We seek the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC) Health Plan Accreditation in eligible states.

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

•
Financial Strength and Scale. We are a large healthcare enterprise with over $60 billion in revenue and $1.2 billion in operating cash flow in 2018. Our strong historical operating performance, size, and scale allow us to continue to grow, diversify and invest in our businesses through strategic acquisitions and investments in technology and other resources that support our business, allowing us to navigate the changing healthcare landscape. We are the leader in the four largest Medicaid states. We seek to continue to increase our Medicaid, Medicare and Health Insurance Marketplace membership through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. For example, in 2018, we began providing managed care services to Illinois beneficiaries under a state-wide contract through our subsidiary, IlliniCare Health. In 2018 and 2019, we expanded our Health Insurance Marketplace and Medicare footprints in several existing markets.

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid managed care organizations. In addition to our Medicaid and Medicaid-related managed care services, our service offerings include behavioral health management, care management software, correctional healthcare services, dental benefits management, commercial programs, home-based primary care services, life and health management, vision benefits management, pharmacy benefits management, specialty pharmacy and telehealth services. With the acquisition of Health Net Inc. (Health Net), we further broadened our service offerings in 2016, which added government-sponsored care under its federal contracts with the Department of Defense (DoD), as well as Medicare Advantage, and small and large group commercial business lines. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs. In 2018, we served managed care members in 29 states through approximately 340 product solutions. We are constantly evaluating new opportunities for expansion both domestically and abroad.

•
Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize selling, general and administrative (SG&A) expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Managed Care and Specialty Services while maintaining our local accountability and improved access.

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

•
Improved quality and medical outcomes. We have implemented programs to enhance the ability of providers to improve the quality of healthcare delivered to our members. This is demonstrated through health plan accreditations and program awards.

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

•
Fraud, waste and abuse prevention. We have several systems in place to help identify, detect and investigate potential fraud, waste, and abuse, including pre and post payment review software. We collaborate with state and federal agencies and assist with investigation requests. We use nationally recognized standards to benchmark our processes.

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from customer to customer and program to program, our health plans generally provide the following services:

•	primary and specialty physician care

•	inpatient and outpatient hospital care

•	emergency and urgent care

•	prenatal care

•	laboratory and x-ray services

•	home-based primary care

•	transportation assistance

•	vision care

•	dental care

•	telehealth services

•	immunizations

•	prescriptions and limited over-the-counter drugs

•	specialty pharmacy

•	provision of durable medical equipment

•	behavioral health and substance abuse services

•	24-hour nurse advice line

•	therapies

•	social work services

•	care coordination

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

•
Start Smart For Your Baby, or Start Smart, is our award winning prenatal and infant health program designed to increase the percentage of pregnant women receiving early prenatal care, reduce the incidence of low-birth-weight and pre-term babies, identify high-risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits.

•
Connections Plus is a cell phone program developed for high-risk members who have limited or no safe and reliable access to telephone. This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency department utilization, hospital admissions and premature birth.

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

•
Living Well with Sickle Cell is our innovative program that assists with coordination of care for our sickle cell members. Our program ensures that sickle cell members have established a medical home and work on strategies to reduce unnecessary emergency department visits through proper treatment to control symptoms and chronic complications, as well as promote self-management.

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

•
On.Demand Diabetes is a diabetes management support product designed to eliminate diabetic supply waste while increasing compliance and improving health outcomes for members with diabetes. On.Demand provides cellular-enabled blood glucose meters and test strips to the testing diabetic population. On.Demand automatically monitors all member tests and provides an appropriate level of intervention in the event of dangerous glucose readings or member non-compliance. Additionally, On.Demand’s proprietary algorithm analyzes each member’s testing patterns and automatically replenishes testing supplies to ensure there are no gaps in the member’s ability to effectively monitor his or her condition.

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

•
Outcomes Improvement Central (OIC) is a highly collaborative initiative that empowers partners across the organization to develop evidence-based clinical programs to promote best practice information sharing, and to establish measurable outcomes for clinical studies. The OIC also serves as a repository of enterprise pilots and programs intended to improve the member's health outcomes.

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

•
OpiEnd is a clinical program designed to identify members at risk for an opioid abuse diagnosis based on a series of critical social and clinical indicators called the Opioid Risk Classification Algorithm (ORCA). Providers will leverage this risk score to flag members for case management and other appropriate interventions. High risk members identified by ORCA will receive educational outreach to provide evidenced-based resources to support pain addiction.

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

We often start our provider relationships with a pay-for-performance arrangement before we transition to a risk sharing arrangement, where we share total cost. As we advance along this continuum, it strengthens our partnerships with our providers enabling the delivery of high quality care.

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

•
Provider Portal provides claims and eligibility research, prior authorizations, member panels, care gaps, patient analytics, and provider analytics meant to drive provider engagement and better patient outcomes. Performance is supplied via a secure, user-friendly web-based provider portal. This is all provided through our suite of proprietary technology and abilities, including Interpreta and Casenet.

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

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as care management software, dental benefits management, home-based primary care services, life and health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services and durable medical equipment.

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

We have implemented specialized information systems to support our medical quality management activities. Information is drawn from our data warehouse, clinical databases and our membership and claims processing system to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these programs include:

•	use of nationally recognized InterQual or Milliman criteria to help ensure our members receive the right level of care in the most appropriate setting;

•	pre-authorized high-risk medication and services that are commonly over or inappropriately prescribed;

•
member education and the provision of appropriate and easily accessed urgent care services to help members avoid unnecessary and costly emergency department visits and improve their healthcare experience;

•
emphasis on care management and care coordination where clinicians, such as nurses and social workers who are employed to assist high-risk and other selected members with the coordination of healthcare services that meet their specific needs;

•	disease management for chronic illnesses, such as asthma and diabetes through a comprehensive, multidisciplinary and collaborative approach;

•	prenatal case management for women with high-risk pregnancies to help them deliver full-term, healthy infants; and

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

In an effort to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by the NCQA.

It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics. While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We have received NCQA health plan accreditation in 21 of 23 eligible states and are pursing accreditation in the remaining two states.

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. For the 2019 Star rating (calculated in 2018 for the quality bonus payment in 2020), our California contracts, Oregon HMO, and Oregon PPO contracts received 4.0 out of 5.0 Stars. The Texas D-SNP, Florida D-SNP, Wisconsin D-SNP, and Arizona D-SNP contracts were measured at 3.5 Stars, and our Arizona HMO and Oregon Trillium HMO contracts received 3.0 Stars. In addition, for the 2019 Star rating, we carry a 4.0 Star parent organization rating.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare strategy and complement our core Managed Care business. Our provision of specialty services diversifies our revenue stream, enhances the quality of health outcomes for our members and others, and allows Centene to manage costs. Our Envolve brand brings together our extensive portfolio of specialty healthcare solutions. Envolve leverages our collective expertise in pharmacy solutions; health, triage, wellness and disease management; vision and dental services; and management services, to provide integrated and comprehensive healthcare for members and other organizations. Our specialty services are provided primarily as follows:

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

•
Health, Triage, Wellness, and Disease Management Services. Envolve PeopleCare brings together our nurse advice, telehealth, and health, wellness and disease guidance programs, allowing for a focus on individual health management through education and empowerment. Our life and health management programs specialize to encourage healthy behaviors, promote healthier workplaces, improve workforce and societal productivity and reduce healthcare costs. We offer telehealth services where members engage with customer service representatives and nursing staff who provide health education and triage advice and offer continuous access to health plan functions. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

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

•
Care Management Software. Casenet is a provider of innovative population health and care management solutions that automate the clinical, administrative and technical components of care management programs, which are used by our health plans and available for sale to third parties.

•
Correctional Healthcare Services. Centurion provides comprehensive healthcare services to individuals incarcerated in state correctional facilities and detainees in detention facilities in various states. Centurion also provides staffing services to correctional systems and other government agencies.

•
Home-based Primary Care. U.S. Medical Management (USMM) provides home-based primary care services for high acuity populations and participates as an Accountable Care Organization (ACO) through the CMS Medicare Shared Savings Program.

•
Management Services. Envolve provides comprehensive management services for managed care organizations and partners with organizations to offer coordinated healthcare services and programs to their members. Envolve management services provide organizations with the strategies, people and processes necessary to provide value-based, affordable care and drive healthcare transformation.

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

•
Community Medical Group (CMG). CMG provides clinical healthcare encompassing primary care, access to certain specialty services, and a suite of social and other support services from its medical centers and offices in south Florida through an at-risk primary care provider model through its providers in Florida, focusing on clinical and social care to at-risk beneficiaries.

•
Interpreta, Inc. Interpreta uses its analytics engine to provide real-time insights to providers, care managers, and payers in the areas of member prioritization, quality management, and risk adjustment. Interpreta's solutions are used by our health plans and available for sale to third parties.

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

Three standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines, the CMS Chapter Guidance and the Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General (OIG). Our program contains each of the seven elements suggested by these authorities. These key components are:

•	written standards of conduct;

•	designation of compliance officers and compliance committees;

•	effective training and education;

•	effective lines for reporting and communication;

•	enforcement of standards through well-publicized disciplinary guidelines and actions;

•	internal monitoring and auditing; and

•	prompt response to detected offenses and development of corrective action plans.

The goal of our program is to build a culture of ethics and compliance, which is assessed periodically to measure the values and engagement of the organization. Our Corporate Compliance intranet site, accessible to all employees, contains our Business Ethics and Code of Conduct, Compliance Program description and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for our Board of Directors' Audit Committee Chairman to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations anonymously. Furthermore, our Board of Directors has established a Corporate Compliance Committee that, among other things, reviews ethics and compliance reports on a quarterly basis.

COMPETITION

We operate in a highly competitive environment in an industry subject to ongoing significant changes, including business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform both at the federal and state level. This is including but not limited to the federal and state healthcare reform legislation described under the heading "Regulation." In addition, changes to the political environment may drive additional changes to the competitive landscape.

In our business, our principal competitors for customers, members, and providers consist of the following types of organizations:

•
Medicaid Managed Care Organizations that focus on providing healthcare services to Medicaid recipients. These organizations consist of national and regional organizations, as well as not-for-profits and organizations that operate in a small geographic location and are owned by providers, primarily hospitals.

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

•	Accountable Care Organizations that consist of groups of doctors, hospitals, and other healthcare providers, who come together to provide coordinated high quality care to their patients.

We compete with other Managed Care Organizations and specialty companies for state, county, federal, and commercial contracts. In addition, the impact of the ACA and potential growth in our segment may attract new competitors including technology companies, new joint ventures, financial services firms, consulting firms and other non-traditional competitors. Before granting a contract, state and federal government agencies consider many competitive factors. These factors include quality of care, financial condition, stability and resources, and established or scalable infrastructure with a demonstrated ability to deliver services and establish comprehensive provider networks. Our specialty companies compete with other providers, such as disease management companies, individual health insurance companies, and pharmacy benefits managers for non-governmental contracts.

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

Regulatory agencies generally have substantial discretion to issue regulations and interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state and federal or national levels. For example, the current administration and certain members of Congress have indicated that they may continue to pursue significant amendments to the ACA. Even if the ACA is not amended or repealed, the current administration could propose changes impacting implementation of the ACA. The ultimate content and timing of any legislation enacted under the current administration that would affect the ACA remains uncertain. Most recently, a December 2018 partial summary judgment ruling in Texas v. United States of America held that the ACA’s individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid. This ruling is being appealed and the ACA remains in effect until the appeal is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration remains uncertain.

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a "fee") on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"); the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and the optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the implementation of the ACA, as well as the potential repeal of, or changes to, the ACA, see “Risk Factors - The implementation of Health Reform Legislation, as well as potential repeal of or changes to Health Reform Legislation, could materially and adversely affect our results of operations, financial position and cash flows” below.

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

The process for obtaining authorization to operate as a managed care organization, health insurance plan, pharmacy or provider organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, proper billing, complaint procedures, and an adequate provider network and procedures for covering emergency medical conditions. For example, under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including without limitation changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

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

Additionally, the holding company regulations of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval or an exemption, no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a company and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of a company.

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

Our healthcare providers must be licensed to practice medicine and do business as care providers in the state in which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing or other applicable entity. Furthermore, they cannot be excluded from participation at either the state or federal levels. Our facilities are periodically reviewed by state departments of health and other regulatory agencies to ensure the environment is safe to provide care.

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

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Counseling program, and certain other healthcare-related government contracts.

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

Marketplace Contracts

We operate in 20 states under federally-facilitated and state-based marketplace contracts with CMS that expire annually. This includes marketplace contracts that commenced in 2019 in Pennsylvania, North Carolina, South Carolina, and Tennessee.

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

Other Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace and commercial products. The fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

EMPLOYEES

As of December 31, 2018, we had approximately 47,300 employees. We believe our relationships with our employees are positive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers, including their ages, at February 16, 2019:

Name	Age	Position
Michael F. Neidorff	76	Chairman and Chief Executive Officer
Christopher D. Bowers	63	Executive Vice President, Markets
Mark J. Brooks	49	Executive Vice President and Chief Information Officer
Brandy Burkhalter	46	Executive Vice President, Operations
Jesse N. Hunter	43	Executive Vice President and Chief Strategy Officer
Christopher R. Isaak	52	Senior Vice President, Corporate Controller and Chief Accounting Officer
Jeffrey A. Schwaneke	43	Executive Vice President, Chief Financial Officer and Treasurer
Keith H. Williamson	66	Executive Vice President, General Counsel and Secretary

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

Brandy Burkhalter. Ms. Burkhalter has served as our Executive Vice President, Operations since June 2018. From December 2015 to June 2018, she served as Executive Vice President, Internal Audit & Risk Management. From April 2012 to December 2015, she served as Senior Vice President, Internal Audit.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 59%. We are therefore exposed to risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of the contract for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Our business could be adversely affected by the single-payer national health insurance system currently contemplated by members of Congress. The Expanded and Improved Medicare for All Act would establish a single public or quasi-public agency that organizes healthcare financing, but healthcare delivery would remain private.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.

Our profitability, to a significant degree, depends on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our Health Benefits Ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the ACA, including the repeal of the ACA's individual mandate in the Tax Cuts and Jobs Act of 2017 (TCJA).

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The federal government paid the entire cost for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of December 31, 2018, 36 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. On August 1, 2018, the U.S. HHS issued a final rule permitting the duration of short-term health insurance plans to be extended up to 36 months in total. The final rule, which went into effect on October 2, 2018, is currently being challenged at the state level and in pending litigation against the current administration. Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations. This final rule allows more employer groups and associations to form AHPs based upon common geography and industry sector. In July 2018, twelve states' attorneys general filed suit against the current administration in the U.S. District Court in Washington D.C. to block the final rule. The lawsuit is currently ongoing. Short-term health insurance plans and AHPs often provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the repeal of the individual mandate in the TCJA, we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment, provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

The HHS has stated that it will consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning January 1, 2014. As of December 31, 2018, eight states had approved Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law.

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. However, the $14.3 billion payment resumed in 2018. Collection of the health insurer fee for 2019 has also been suspended. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenues. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenues from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenues from the fee calculation. There are ongoing challenges pending against the federal government regarding the requirement to reimburse Medicaid managed care organizations for the industry assessment. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

There are numerous steps regulators require for continued implementation of the ACA, including the promulgation of a substantial number of potentially more onerous federal regulations. For example, in April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected.
On March 23, 2018, Congress further bolstered the current administration’s position to end cost-sharing subsidies by omitting cost sharing subsidy payments from the two-year Omnibus Spending Bill. This bill, coupled with the current administration’s decision to end payments, could affect our earnings and potential premium rate adjustments in 2019.

Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the current administration could propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations. Most recently, a December 2018 partial summary judgment ruling in Texas v. United States of America held that the ACA’s individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid. This ruling is being appealed and the ACA remains in effect until the appeal is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration or the outcome of the lawsuit cannot be predicted.

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

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premium back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Factors that may impact the amount of premium returned to the state include transparent pharmacy pricing initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. For example, under the ACA, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and Star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan. Additionally, CMS issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS’ efforts to streamline the Medicaid and CHIP managed care regulatory framework and a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care, with public comments due by January 9, 2019. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs which could materially and adversely affect our results of operations, financial position and cash flows.

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA. Our failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal state and international laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, the Gramm-Leach-Bliley Act, and the General Data Protection Regulation (GDPR), which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

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

We may be unable to successfully integrate our business with the assets acquired in the Fidelis Care Acquisition, and realize the anticipated benefits of the Fidelis Care Acquisition.
We completed the Fidelis Care Acquisition on July 1, 2018. The success of the Fidelis Care Acquisition will depend, in part, on our ability to successfully combine the businesses of the Company and Fidelis Care and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of Fidelis Care's business with our existing business is a complex, costly and time-consuming process. The integration may result in material challenges, including, without limitation:

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
Our future results may be adversely impacted if we do not effectively manage our expanded operations as a result of the Fidelis Care Acquisition.

As a result of the Fidelis Care Acquisition, the size of our business is significantly larger. Our ability to successfully manage the expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded operations as a result of the Fidelis Care Acquisition or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition.

As of December 31, 2018, we had consolidated indebtedness of approximately $6,686 million. We may further increase our indebtedness in the future. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of December 31, 2018, we held $2.7 billion notional amount of interest rate swaps that use the London interbank offered rate (LIBOR) as a reference rate and borrowings under our revolving credit agreement bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

We may, from time to time, issue additional securities to raise capital or in connection with acquisitions. We often acquire interests in other companies by using a combination of cash and our common stock or just our common stock. Further, shares of preferred stock may be issued from time to time in one or more series as our Board of Directors may from time to time determine each such series to be distinctively designated. The issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

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

Item 3. Legal Proceedings

A description of the legal proceedings to which we and our subsidiaries are a party is contained in Note 17. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol “CNC” since October 16, 2003. On December 12, 2018, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split. The high and low prices, as reported by the NYSE, are set forth below for the periods indicated.

	2019 Stock Price (through February 15, 2019)		2018 Stock Price		2017 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$69.25	$54.86	$56.21	$48.81	$36.62	$28.00
Second Quarter			63.15	52.14	42.90	34.60
Third Quarter			74.12	60.51	49.36	39.53
Fourth Quarter			74.49	54.25	52.33	41.78

As of February 15, 2019, there were 1,166 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In 2009, our Board of Directors extended our stock repurchase program. The program authorizes the repurchase of up to 16 million shares of our common stock from time to time on the open market or through privately negotiated transactions. We have 7 million available shares remaining under the program for repurchases as of December 31, 2018. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. During the year ended December 31, 2018, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2018 (shares in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2018	8	$66.95	—	6,671
November 1 – November 30, 2018	3	68.60	—	6,671
December 1 – December 31, 2018	815	65.72	—	6,671
Total	826	$65.74	—	6,671

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 7 million shares. No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2013 to December 31, 2018 with the cumulative total return of the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index and the Standard & Poor's 500 over the same period. Standard & Poor's 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2013 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index, and the Standard & Poor's 500 and assumes the reinvestment of any dividends.

	December 31,
	2013	2014	2015	2016	2017	2018
Centene Corporation	$100.00	$176.15	$223.24	$191.69	$342.20	$391.11
New York Stock Exchange Composite Index	100.00	104.22	97.53	106.31	123.16	109.37
S&P Supercomposite Managed Healthcare Index	100.00	133.00	159.65	188.73	268.48	296.08
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63

Centene Corporation closing stock price	$14.74	$25.97	$32.91	$28.26	$50.44	$57.65
Centene Corporation annual shareholder return	43.8%	76.2%	26.7%	(14.1)%	78.5%	14.3%

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except share data in dollars and membership data)
Income Statement Data:
Total Revenues	$60,116	$48,382	$40,607	$22,760	$16,560
Net earnings attributable to Centene Corporation	$900	$828	$562	$355	$271

Per Share Data:
Net income attributable to Centene:
Basic	$2.31	$2.40	$1.76	$1.49	$1.16
Diluted	$2.26	$2.34	$1.71	$1.44	$1.12

Other Information (unaudited):
Health benefits ratio (1)	85.9%	87.3%	86.5%	88.9%	89.3%
Selling, general and administrative expense ratio (2)	10.7%	9.7%	9.8%	8.5%	8.3%
Membership	14,019,600	12,207,100	11,441,800	5,107,900	4,060,900

Consolidated Balance Sheet Data:
Cash and cash equivalents, Investments and Restricted deposits	$13,480	$10,050	$9,118	$3,978	$3,167
Total assets	30,901	21,855	20,197	7,339	5,824
Medical claims liability	6,831	4,286	3,929	2,298	1,723
Long-term debt	6,648	4,695	4,651	1,216	874
Total stockholders' equity	11,013	6,864	5,909	2,168	1,743
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

On December 12, 2018, the Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split.

Fidelis Care Acquisition

On July 1, 2018, we acquired substantially all of the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) for approximately $3.6 billion of cash consideration, which includes a working capital adjustment. The cash consideration was funded through approximately $2.8 billion of new equity, and approximately $1.8 billion of new long-term debt. Both offerings were completed in May 2018. The Fidelis Care Acquisition expanded our health plan footprint to New York State. As a result of the completion of the Fidelis Care Acquisition, our results of operations for the year ended December 31, 2018 include the results of operations of Fidelis Care from July 1, 2018 to December 31, 2018. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the Fidelis Care Acquisition.

As part of the regulatory approval process in connection with the Fidelis Care Acquisition, we entered into certain undertakings with the New York State Department of Health. These undertakings contain various commitments by us effective upon completion of the Fidelis Care Acquisition. One of the undertakings includes a $340 million contribution by us to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. The present value of the $340 million contribution to the State of New York, approximately $328 million, was expensed during 2018.

Acquisitions and Investments

We continued to execute on our growth strategy through acquisitions and investments during 2018. In the first quarter of 2018, we acquired Community Medical Holdings Corp., d/b/a Community Medical Group (CMG), an at-risk primary care provider serving Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida. CMG has a multi-payor strategy and serves members of our Florida health plan. The acquisition increases our scale and capabilities and creates a vertical integration opportunity with providers. In the first quarter of 2018, we also acquired an additional 61% ownership in Interpreta Holdings, Inc. (Interpreta), a clinical and genomics data analytics business, bringing our total ownership to 80%. In the first and second quarters of 2018, we completed a 28% equity method investment in RxAdvance (RxA), a full-service pharmacy benefit manager (PBM) with an innovative technology platform. In the third quarter of 2018, we made an additional investment in RxA in the form of convertible preferred stock. Both the Interpreta and RxA transactions reflect our commitment to technological innovation and providing comprehensive and integrated specialty services.

In the second quarter of 2018, we acquired MHM Services Inc. (MHM), a provider of behavioral health, medical and dental services to correctional facilities, state hospitals, courts, juvenile facilities and community clinics. Under the terms of the agreement, we also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between MHM and us, expanding our national footprint in the correctional healthcare sector.

In the fourth quarter of 2018, our Spanish subsidiary, Primero Salud, acquired 89% of Torrejón Salud, the concessionaire of the University Hospital of Torrejón de Ardoz in the Community of Madrid, expanding our presence in Spain.

Regulatory Trends and Uncertainties

In December 2018, a federal district judge in Texas ruled that the entire Affordable Care Act (ACA) is unconstitutional in the case of “Texas v. United States of America.” The case centers on the argument that the law's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid. The Company remains focused on the promise of delivering access to quality, affordable healthcare to all of its members, following the District Court decision regarding the constitutionality of the ACA. The ACA will remain in its current form for 2019. We believe the ACA will remain in its current form or in modified form that ensures the continuation of coverage for existing members beyond 2019.

We have more than three decades of experience, spanning six presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the Federal government to uninsured families, commercial organizations and military families. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2018 Highlights

Our financial performance for 2018 is summarized as follows:

•	Year-end managed care membership of 14.0 million, an increase of 1.8 million members, or 15% over 2017.

•	Total revenues of $60.1 billion, representing 24% growth year-over-year.

•	HBR of 85.9% for 2018, compared to 87.3% for 2017.

•	SG&A expense ratio of 10.7% for 2018, compared to 9.7% for 2017.

•	Adjusted SG&A expense ratio of 10.0% for 2018, compared to 9.5% for 2017.

•	Diluted EPS of $2.26 for 2018, compared to $2.34 for 2017.

•	Adjusted Diluted EPS of $3.54 for 2018, compared to $2.52 for 2017.

•	Operating cash flows of $1.2 billion, or 1.4 times net earnings, for 2018.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2018	2017

GAAP diluted EPS attributable to Centene	$2.26	$2.34
Amortization of acquired intangible assets	0.41	0.28
Acquisition related expenses	0.81	0.04
Other adjustments (1)	0.06	(0.14)
Adjusted Diluted EPS	$3.54	$2.52

(1)	Other adjustments include the following items:

•	2018 - the impact of retroactive changes to the California minimum MLR of $30 million or $0.06 per diluted share, net of an income tax benefit of $0.02; and

•
2017 - (a) the Penn Treaty assessment expense of $56 million or $0.10 per diluted share, net of an income tax benefit of $0.06; (b) the cost sharing reduction (CSR) expense of $22 million or $0.04 per diluted share, net of an income tax benefit of $0.02; (c) the charitable contribution commitment of $40 million or $0.07 per diluted share, net of an income tax benefit of $0.05, and (d) the benefit associated with income tax reform of $125 million or $0.35 per diluted share.

The 2018 results include the following items, which in the aggregate had no net effect on diluted EPS:

•
During the year ended December 31, 2018, we received 2014-2017 cost reconciliation information related to the California Medicaid in-home support services (IHSS) program, which ended December 31, 2017. As a result, our 2018 results include an estimated pre-tax benefit of $140 million related to the IHSS program reconciliation. The 2014-2016 reconciliation is expected to be finalized by early 2019, with the final 2017 reconciliation to follow.

•
On September 30, 2018, our contract to provide health care coordination services to the U.S. Department of Veterans Affairs under the Patient-Centered Community Care and Veterans Choice Programs expired. In connection with the conclusion of the contract, during the year ended December 31, 2018, we recorded a pre-tax charge of $110 million for negotiated settlements and severance costs. We will continue to provide close out and transition services through 2021.

•	During the year ended December 31, 2018, we recorded pre-tax expense of $30 million associated with a contribution commitment to our charitable foundation.

The following items contributed to our revenue and membership growth in 2018 and 2017:

•
Arizona. In October 2018, our Arizona subsidiary, Health Net Access, began providing physical and behavioral health care services under a new integrated contract through the Arizona Health Care Cost Containment System Complete Care program in the Central region and the Southern region. In January 2017, we continued our participation as a qualified health plan issuer in the Arizona Health Insurance Marketplace and exited the Health Net preferred provider organization offerings in Arizona.

•
Arkansas. In February 2018, our Arkansas subsidiary, Arkansas Total Care, began managing a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities. Arkansas Total Care is expected to assume full-risk on this population beginning in March 2019.

•	CMG. In March 2018, we completed the acquisition of CMG, an at-risk primary care provider serving Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida.

•
Correctional. In December 2018, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of Volusia County detention facilities located near Daytona, Florida. In April 2018, we completed the acquisition of MHM, a national provider of healthcare and staffing services to correctional systems and other government agencies. Under the terms of the agreement, Centene also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between Centene and MHM. In June 2017, Centurion began operating under an expanded contract to provide correctional healthcare services for the Florida Department of Corrections in South Florida.

•
Fidelis Care. In July 2018, we completed the acquisition of substantially all of the assets of Fidelis Care for $3.6 billion of cash consideration, making Fidelis Care Centene's health plan in New York State.

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

•
Illinois. In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. Implementation dates varied by region and the contract was fully implemented statewide in April 2018. The new contract will include children who are in need through the Department of Children and Family Services/Youth in Care by the Illinois Department of Healthcare and Family Services and Foster Care. These additional products are expected to be implemented in 2019.

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

•
RxAdvance. In March 2018, we made a 25% equity method investment in RxAdvance, a full-service PBM, and expect to use its platform to improve health outcomes and reduce avoidable drug-impacted medical and administrative costs. This partnership includes both a customer relationship and a strategic investment in RxAdvance. As part of the initial transaction, Centene has certain rights to expand its equity investment in the future. In May 2018, we made an additional investment in RxAdvance, bringing the total ownership to 28%. In September 2018, we made an additional investment in convertible preferred stock. In 2018, we began moving our health plans onto the RxAdvance pharmacy platform, beginning with the transition of our Mississippi health plan in December 2018.

•
Washington. In January 2018, our Washington State subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health's Fully Integrated Managed Care beneficiaries in the North Central Region.

•
In addition, we realized the full year benefit in 2017 of acquisitions, investments, and business commenced during 2016, including the March 2016 acquisition of Health Net for $6.0 billion, including the assumption of debt.

The growth items listed above were partially offset by the following items:

•
We were successful in reprocuring our contracts in Georgia, Indiana, and Mississippi. However, the Medicaid programs were expanded to include additional insurers, which has reduced our market share. In addition, we are no longer serving LTSS members in Arizona or Medicaid and correctional members in Massachusetts.

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

•
In February 2019, our North Carolina joint venture, Carolina Complete Health, was awarded a contract for the Medicaid Managed Care program. Under the agreement, Carolina Complete Health will provide Medicaid managed care services in Regions 3 and 5. Pending regulatory approval, the new three-year contract is effective February 1, 2020.

•	In February 2019, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of the Metropolitan Detention Center located in Albuquerque, New Mexico.

•
In January 2019, Centurion was notified by Arizona’s Department of Corrections of the state’s intent to award a contract to provide comprehensive healthcare services to inmates housed in Arizona’s state prison system. The contract is expected to commence July 1, 2019, subject to customary contract negotiation.

•
In January 2019, we expanded our offerings in the 2019 Health Insurance Marketplace. We entered North Carolina, Pennsylvania, South Carolina and Tennessee, and expanded our footprint in six existing markets: Florida, Georgia, Indiana, Kansas, Missouri and Texas.

•	In January 2019, our New Mexico subsidiary, Western Sky Community Care, began operating under a new statewide contract in New Mexico for the Centennial Care 2.0 Program.

•
In January 2019, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, began serving enrollees in the Community HealthChoices program in the Southeast region as part of the statewide contract that is expected to be fully implemented by January 2020.

•	In January 2019, our Kansas subsidiary, Sunflower Health Plan, continued providing managed care services to KanCare beneficiaries statewide under a new contract.

•	In December 2018, our Spanish subsidiary, Primero Salud, acquired 89% of Torrejón Salud, a public-private partnership in the Community of Madrid.

•
In December 2018, our Florida subsidiary, Sunshine Health, began providing physical and behavioral health care services through Florida's Statewide Medicaid Managed Care Program under its new five year contract which was implemented for all 11 regions by February 2019.

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

•	In May 2018, our Iowa subsidiary, Iowa Total Care, Inc., was selected to negotiate a new statewide contract for the IA Health Link Program. The contract is expected to commence on July 1, 2019.

The future growth items listed above are partially offset by the following item:

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

•	We were successful in reprocuring our contract in Washington. However, we expect market share to decrease as a result of the award.

MEMBERSHIP

From December 31, 2016 to December 31, 2018, we increased our managed care membership by 2.6 million, or 23%. The following table sets forth our membership by line of business:

	December 31
	2018	2017	2016
Medicaid:
TANF, CHIP & Foster Care	7,356,200	5,807,300	5,630,000
ABD & LTSS	1,002,100	846,200	785,400
Behavioral Health	36,500	463,700	466,600
Total Medicaid	8,394,800	7,117,200	6,882,000
Commercial	1,978,000	1,558,300	1,239,100
Medicare (1)	416,900	333,700	334,300
Correctional	151,300	157,500	139,400
Total at-risk membership	10,941,000	9,166,700	8,594,800
TRICARE eligibles	2,858,900	2,824,100	2,847,000
Non-risk membership	219,700	216,300	—
Total	14,019,600	12,207,100	11,441,800

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	December 31
	2018	2017	2016
Dual-eligible (2)	598,200	474,500	441,400
Health Insurance Marketplace	1,459,100	959,600	537,200
Medicaid Expansion	1,262,100	1,091,500	1,080,500

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare membership in the table above.

From December 31, 2017 to December 31, 2018, our membership increased as a result of:

•	the Fidelis Care Acquisition; and

•	membership growth in our Health Insurance Marketplace service areas.

These increases were partially offset by a net decrease in our behavioral health membership as many states are combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members.

From December 31, 2016 to December 31, 2017, our membership increased as a result of:

•	membership growth in our Health Insurance Marketplace service areas;

•	the commencement of health plan management services for Medicaid operations in Maryland;

•	an expanded statewide managed care contract in Missouri; and

•	the commencement of new managed care contracts in Nebraska and Nevada.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for each of the three years ended December 31, 2018, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data in dollars):

	2018	2017	2016	% Change 2017-2018	% Change 2016-2017
Premium	$53,629	$43,353	$35,399	24%	22%
Service	2,806	2,267	2,180	24%	4%
Premium and service revenues	56,435	45,620	37,579	24%	21%
Premium tax and health insurer fee	3,681	2,762	3,028	33%	(9)%
Total revenues	60,116	48,382	40,607	24%	19%
Medical costs	46,057	37,851	30,636	22%	24%
Cost of services	2,386	1,847	1,864	29%	(1)%
Selling, general and administrative expenses	6,043	4,446	3,673	36%	21%
Amortization of acquired intangible assets	211	156	147	35%	6%
Premium tax expense	3,252	2,883	2,563	13%	12%
Health insurer fee expense	709	—	461	100%	(100)%
Earnings from operations	1,458	1,199	1,263	22%	(5)%
Investment and other income (expense), net	(90)	(65)	(103)	(38)%	37%
Earnings from operations, before income tax expense	1,368	1,134	1,160	21%	(2)%
Income tax expense	474	326	599	45%	(46)%
Net earnings	894	808	561	11%	44%
Loss attributable to noncontrolling interests	6	20	1	(70)%	n.m.
Net earnings attributable to Centene Corporation	$900	$828	$562	9%	47%

Amounts attributable to Centene Corporation common shareholders:
Earnings from operations, net of income tax expense	$900	$828	$562	9%	47%

Diluted earnings per common share attributable to Centene Corporation:	$2.26	$2.34	$1.71	(3)%	37%

n.m.: not meaningful

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total Revenues

The following table sets forth supplemental revenue information for the year ended December 31, ($ in millions):

	2018	2017	% Change 2017-2018
Medicaid	$39,427	$33,048	19%
Commercial	12,391	8,207	51%
Medicare (1)	5,093	4,477	14%
Other	3,205	2,650	21%
Total Revenues	$60,116	$48,382	24%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 24% in the year ended December 31, 2018, over the corresponding period in 2017, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states, and the reinstatement of the health insurer fee in 2018. This was partially offset by lower revenues as a result of the removal of the IHSS program from California's Medicaid contract in January 2018. During the twelve months ended December 31, 2018, we received Medicaid premium rate adjustments which yielded a net 1% composite change across all of our markets.

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

The HBR for the year ended December 31, 2018 was 85.9%, a decrease of 140 basis points over the comparable period in 2017. The HBR decrease compared to last year was driven by membership growth in the Health Insurance Marketplace business, the reinstatement of the health insurer fee in 2018, and the recognition of the previously mentioned IHSS program reconciliation. This was partially offset by the acquisition of Fidelis Care, which operates at a higher HBR.

Cost of Services

Cost of services increased by $539 million in the year ended December 31, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Foundation Care in October 2017 and growth in our correctional services business, including the acquisition of MHM.

The cost of service ratio for the year ended December 31, 2018 was 85.0%, compared to 81.5% in 2017. The cost of service ratio was negatively impacted by approximately 110 basis points for the costs associated with the Veterans Affairs contract expiration. The increase in the cost of service ratio was also due to lower margins associated with our other federal services business and growth in our specialty pharmacy business due to the acquisition of Foundation Care in October 2017, which operates at a higher cost of service ratio. These increases were partially offset by growth in our correctional services business resulting from the acquisition of MHM, which operates at a lower cost of service ratio.

Selling, General and Administrative Expenses

SG&A increased by $1.6 billion in the year ended December 31, 2018, compared to the corresponding period in 2017. This was primarily due to the acquisition of Fidelis Care, including acquisition related expenses, costs associated with the previously mentioned Veterans Affairs contract expiration, and expansions, new programs and growth in many of our states in 2018, including growth in the Health Insurance Marketplace business. These increases were partially offset by the $56 million recognized during 2017 for our estimated share of the undiscounted guaranty association assessment resulting from the liquidation of Penn Treaty.

The SG&A expense ratio was 10.7% for the year ended December 31, 2018, compared to 9.7% for the year ended December 31, 2017. The year-over-year increase was primarily due to increased acquisition related expenses. The Adjusted SG&A expense ratio was 10.0% for the year ended December 31, 2018, compared to 9.5% for the year ended December 31, 2017. The SG&A and Adjusted SG&A expense ratios both increased due to growth in the Health Insurance Marketplace business and the impact of the removal of the IHSS program from California's Medicaid contract in January 2018. These increases in both ratios were partially offset by the acquisition of Fidelis Care.

Health Insurer Fee Expense

Health insurance fee expense was $709 million for the year ended December 31, 2018. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not record health insurer fee expense for the year ended December 31, 2017.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2018	2017
Investment and other income	$253	$190
Interest expense	(343)	(255)
Other income (expense), net	$(90)	$(65)

The increase in investment income in 2018 reflects higher interest rates and investment balances over 2017, including the impact of higher investment balances as a result of organic portfolio growth and the Fidelis Care acquisition. These increases were partially offset by 2017 interest income from the State of Illinois related to capitation payment delays. Interest expense increased by $88 million in the year ended December 31, 2018, compared to the corresponding period in 2017, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the year ended December 31, 2018, we recorded income tax expense of $474 million on pre-tax earnings of $1.4 billion, or an effective tax rate of 34.6%. The effective tax rate reflects the lower corporate tax rate as enacted in the TCJA, partially offset by an increased tax rate due to the non-deductibility of the health insurer fee. For the year ended December 31, 2017, we recorded income tax expense of $326 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 28.7%, which reflects the higher corporate tax rate for 2017, the one-time effects of the TCJA, and the impact of the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2018	2017	% Change 2017-2018
Total Revenues
Managed Care	$57,099	$45,842	25%
Specialty Services	12,506	12,055	4%
Eliminations	(9,489)	(9,515)	—%
Consolidated Total	$60,116	$48,382	24%
Earnings from Operations
Managed Care	$1,310	$917	43%
Specialty Services	148	282	(48)%
Consolidated Total	$1,458	$1,199	22%

Managed Care

Total revenues increased 25% in the year ended December 31, 2018, compared to the corresponding period in 2017, primarily as a result of the acquisition of Fidelis Care and expansions, new programs, and growth in many of our states, particularly Florida, Georgia, Illinois, Missouri, Pennsylvania, and Texas, including growth in the Health Insurance Marketplace business. Total revenues also increased as a result of the reinstatement of the health insurer fee in 2018. These increases were partially offset by the impact of the removal of the IHSS program from California's Medicaid contract in January 2018 and a reduction in pass through payments from the State of California in 2018 compared to 2017. Earnings from operations increased $393 million between years primarily as a result of the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, and the reinstatement of the health insurer fee in 2018, partially offset by increased acquisition related expenses. In addition, 2017 was negatively impacted by the Penn Treaty assessment expense.

Specialty Services

Total revenues increased 4% in the year ended December 31, 2018, compared to the corresponding period in 2017, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions. These increases were partially offset by a decline in revenue for our behavioral health services business as a result of many states combining these services within our physical health contracts in order to integrate physical and behavioral health care to achieve a more holistic care model for our members. Earnings from operations decreased $134 million between years primarily due to costs associated with the previously mentioned Veterans Affairs contract expiration and lower margins in our other federal services and behavioral health services businesses, partially offset by growth in our pharmacy benefits management business.

Beginning in the second quarter of 2019, we expect lower earnings in our Specialty Services segment and corresponding higher earnings in our Managed Care segment as we move to transparent pharmacy pricing. This reflects our commitment to transparency and more closely aligns the costs of care within each segment. It also aligns with our continued transition to the next generation RxAdvance pharmacy platform during 2019 and 2020.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues

	2017	2016	% Change 2016-2017
Medicaid	$33,048	$29,437	12%
Commercial	8,207	5,059	62%
Medicare (1)	4,477	3,308	35%
Other	2,650	2,803	(5)%
Total Revenues	$48,382	$40,607	19%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 19% in the year ended December 31, 2017, over the corresponding period in 2016, primarily as a result of a full year of Health Net's results, as well as the impact of growth in the Health Insurance Marketplace business in 2017 and expansions and new programs in many of our states in 2016 and 2017. This was partially offset by the moratorium of the health insurer fee in 2017, lower membership in the commercial business in California as a result of margin improvement actions taken in 2016, and lower specialty pharmacy revenues. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2017 calendar year, we did not recognize health insurer fee revenue in 2017, compared to $531 million recognized in 2016. During the year ended December 31, 2017, we received Medicaid premium rate adjustments which yielded an approximate net 1% composite rate change across all of our markets.

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

Selling, General and Administrative Expenses

SG&A increased by $773 million in the year ended December 31, 2017, compared to the corresponding period in 2016. This was primarily a result of:

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

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2017	2016
Investment and other income	$190	$114
Interest expense	(255)	(217)
Other income (expense), net	$(65)	$(103)

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

Income Tax Expense

For the year ended December 31, 2017, we recorded income tax expense of $326 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 28.7%. The effective tax rate reflects the effect of income tax reform and the health insurer fee moratorium. For the year ended December 31, 2017, we recorded lower income tax expense of $125 million related to the provisional effect of the income tax rate reduction, primarily represented as a reduction to our deferred income tax liabilities. For the year ended December 31, 2016, we recorded income tax expense of $599 million on pre-tax earnings of $1.2 billion, or an effective tax rate of 51.6%, which reflects the non-deductibility of the health insurer fee expense as well as the non-deductibility of certain acquisition related costs incurred in connection with the closing of our acquisition of Health Net.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2017	2016	% Change 2016-2017
Total Revenues
Managed Care	$45,842	$38,382	19%
Specialty Services	12,055	8,377	44%
Eliminations	(9,515)	(6,152)	(55)%
Consolidated Total	$48,382	$40,607	19%
Earnings from Operations
Managed Care	$917	$1,080	(15)%
Specialty Services	282	183	54%
Consolidated Total	$1,199	$1,263	(5)%

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

Managed Care

Total revenues increased 19% in the year ended December 31, 2017, compared to the corresponding period in 2016, primarily as a result of a full year of the Health Net business in our 2017 results and growth, expansions or new programs in many of our states, particularly Arkansas, Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, Ohio, and Texas, partially offset by the health insurer fee moratorium. Earnings from operations decreased $163 million between years primarily as a result of the $195 million of revenue recognized in 2016 relating to the minimum MLR change in California, the health insurer fee moratorium in 2017, and new or expanded health plans, which initially operate at a higher HBR and incur start-up costs. These drivers were partially offset by $214 million of lower acquisition related expenses and growth in the Health Insurance Marketplace business.

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

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2018, 2017 and 2016, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$1,234	$1,489	$1,851
Net cash used in investing activities	(4,585)	(1,254)	(2,469)
Net cash provided by (used in) financing activities	4,612	(82)	2,717
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)
Net increase in cash and cash equivalents	$1,261	$153	$2,098

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Cash flows from operating activities for 2018 were $1.2 billion, or 1.4 times net earnings, compared to $1.5 billion in 2017. The cash provided by operations in 2018 was primarily due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business. Cash flows from operations were partially offset by an increase in premium and trade receivables of $1.2 billion, due to growth in the business. Additionally, cash flows from operations were negatively affected by the repayment of approximately $1.0 billion of Medicaid expansion rate overpayments and Medicaid expansion MLR rebates in California, which was previously accrued.

Cash flows from operating activities for 2017 was $1.5 billion, compared to $1.9 billion in 2016. Cash provided by operations in 2017 was primarily due to net earnings, an increase in medical claims liabilities resulting from growth in the Health Insurance Marketplace business and the commencement of the Nebraska and Nevada health plans. Cash flows from operating activities for 2016 was $1.9 billion. Cash provided by operations in 2016 was primarily due to net earnings, an increase in accounts payable and accrued expenses and medical claims liabilities, and a decrease in other assets and premium and trade receivables. Additionally, cash provided by operations in 2016 was increased by approximately $445 million due to the timing of cash receipts shortly following the acquisition date.

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

	Year Ended December 31,
	2018	2017	2016
(Increase) decrease in premium and trade receivables	$(1,173)	$(50)	$74
Increase (decrease) in unearned revenue	(52)	19	43
Net increase (decrease) in operating cash flow	$(1,225)	$(31)	$117

Cash Flows Used in Investing Activities

Investing activities used cash of $4.6 billion for the year ended December 31, 2018, $1.3 billion in 2017, and $2.5 billion in 2016.  Cash flows used in investing activities in 2018 primarily consisted of the Fidelis Care and other acquisitions, the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), the investments in RxAdvance, and capital expenditures.

We spent $675 million and $422 million in the year ended December 31, 2018 and 2017, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of December 31, 2018, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.3 years. We had unregulated cash and investments of $478 million at December 31, 2018, compared to $310 million at December 31, 2017. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash flows used in investing activities in 2017 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures.

Cash flows used in investing activities in 2016 primarily consisted of our acquisition of Health Net, net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, and capital expenditures. In March 2016, we acquired Health Net for approximately $6.0 billion, including the assumption of $703 million of debt. The total consideration for the acquisition was $5.3 billion, consisting of Centene common shares valued at $3.0 billion, $2.2 billion in cash, and $2 million related to the fair value adjustment to stock based compensation associated with pre-combination service.

Cash Flows Provided by (Used in) Financing Activities

Our financing activities provided cash of $4.6 billion in 2018, compared to using cash of $82 million in 2017 and providing cash of $2.7 billion in 2016, respectively. Financing activities in 2018, 2017 and 2016 are discussed below.

2018

During 2018, our net financing activities primarily related to our offering of $2.8 billion in shares of common stock, par value $0.001 per share, approximately $1.8 billion of 5.375% senior notes at par due 2026, and additional borrowings on our revolving credit agreement. Proceeds from both offerings were used to fund the Fidelis Care acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness. Cash flows provided by financing activities were partially offset by common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units and the purchase of noncontrolling interest.

2017

During 2017, our net financing activities primarily related to common stock repurchases resulting from stock relinquished to us by employees for payment of taxes upon vesting of restricted stock units and the purchase of noncontrolling interest, partially offset by increased borrowings on our revolving credit agreement. In December 2017, we amended and increased our $1.0 billion unsecured revolving credit facility (Revolving Credit Facility) to $1.5 billion.

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

In February 2016, our wholly owned unrestricted subsidiary (Escrow Issuer) issued $1.4 billion of 5.625% senior notes ($1.4 Billion Notes) at par due 2021 and $1.0 billion of 6.125% senior notes ($1.0 Billion Notes) at par due 2024. We used the net proceeds of the offering, together with borrowings under the our new $1.0 billion revolving credit facility and cash on hand, to fund the cash consideration for the Health Net acquisition and to pay acquisition and offering related fees and expenses. In connection with the February 2016 issuance, we entered into interest rate swap agreements for notional amounts of $600 million and $1.0 billion, at floating rates of interest based on the three month LIBOR plus 4.22% and the three month LIBOR plus 4.44%, respectively. Gains and losses due to changes in the fair value of the interest rate swaps completely offset changes in the fair value of the hedged portion of the underlying debt and are recorded as an adjustment to the $1.4 Billion Notes and $1.0 Billion Notes.

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

In November 2016, we issued $1.2 billion of 4.75% senior notes due 2025 ($1.2 Billion Notes). We used the net proceeds to redeem our $425 million of 5.75% senior notes due 2017 and Health Net's $400 million of 6.375% senior notes due 2017, to repay amounts outstanding under our Revolving Credit Facility, to pay related fees and expenses and for general purposes.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of December 31, 2018, we had $284 million in borrowings outstanding under our Revolving Credit Facility, and we were in compliance with all covenants. As of December 31, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of December 31, 2018, we had $63 million of borrowings outstanding under the loan.

We had outstanding letters of credit of $56 million as of December 31, 2018, which were not part of our revolving credit facility. We also had letters of credit for $27 million (valued at the December 31, 2018 conversion rate), or €24 million, representing our proportional share of the letters of credit issued to support Ribera Salud's outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 0.99% as of December 31, 2018. In addition, we had outstanding surety bonds of $496 million as of December 31, 2018.

The indentures governing our various maturities of senior notes contain non-financial and financial covenants of Centene Corporation, including requirements of a minimum fixed charge coverage ratio. As of December 31, 2018, we were in compliance with all covenants.

As discussed above, in May 2018, we issued approximately $2.8 billion of new equity, and approximately $1.8 billion of 5.375% senior notes at par due 2026. Proceeds from the offerings were used to fund the Fidelis Care acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

At December 31, 2018, we had working capital, defined as current assets less current liabilities, of $27 million, compared to negative $629 million at December 31, 2017. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At December 31, 2018, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 37.8%, compared to 40.6% at December 31, 2017. Excluding the $120 million non-recourse mortgage note and construction loan, our debt to capital ratio was 37.4% as of December 31, 2018, compared to 40.3% at December 31, 2017. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase up to 16 million shares of common stock from time to time on the open market or through privately negotiated transactions. We have 7 million available shares remaining under the program for repurchases as of December 31, 2018. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2018, 2017 or 2016.

During the year ended December 31, 2018, 2017 and 2016, we received dividends of $475 million, $312 million, and $121 million, respectively, from our regulated subsidiaries.

2019 Expectations

During 2019, we expect to make net capital contributions to our insurance subsidiaries of approximately $327 million associated with our growth and spend approximately $650 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$6,831	$6,831	$—	$—	$—
Debt and interest	8,561	382	2,134	1,742	4,303
Lease obligations	865	188	314	168	195
Purchase obligations	326	141	127	45	13
Other long-term liabilities (1)	—	—	—	—	—
Total	$16,583	$7,542	$2,575	$1,955	$4,511

(1) Our Consolidated Balance Sheet as of December 31, 2018, includes $1,259 million of other long-term liabilities. This consists primarily of long-term deferred income taxes, liabilities under our deferred compensation plan, liabilities related to certain undertakings, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

Commitments

As part of the regulatory approval process in connection with the Fidelis Care Acquisition, we entered into certain undertakings with the New York State Department of Health. These undertakings contain various commitments by us that were effective upon completion of the Fidelis Care Acquisition. One of the undertakings includes a $340 million contribution by us to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. The present value of the contribution to the State of New York, approximately $328 million, was expensed during 2018.

In addition, in connection with obtaining regulatory approval of the Health Net acquisition from the California Department of Insurance and the California Department of Managed Health Care, in 2016 we committed to certain undertakings (the California Undertakings). The California Undertakings included, among other items, operational commitments around premiums, dividend restrictions, minimum Risk Based Capital (RBC) levels, local offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, we agreed to, among other things:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition;

•	build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which we have incurred $8 million through 2018;

•
contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which we have contributed $13 million through 2018, and;

•	invest $75 million of its investment portfolio in vehicles supporting California’s healthcare infrastructure, of which we have invested $12 million through 2018.
The California Undertakings require significant investments by us, may restrict or impose additional material costs on our future obligations and strategic initiatives in certain geographies, and subject us to various enforcement mechanisms.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2018, our subsidiaries had aggregate statutory capital and surplus of $7,259 million, compared with the required minimum aggregate statutory capital and surplus requirements of $3,279 million. During the year ended December 31, 2018, we contributed $154 million of net statutory capital to our subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

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

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements.  Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2018, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2018, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $3,279 million in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2. Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere herein. Our accounting policies regarding intangible assets, medical claims liability and revenue recognition are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability, discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2018, we had $7,015 million of goodwill and $2,239 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years

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

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors. The goodwill of $267 million associated with our home health business is expected to be recovered. However, the penetration of this business model into our Medicaid population has been slower than anticipated. The associated decreased profitability has been offset by the performance of our shared savings demonstration programs. To the extent the demonstration programs change substantially in advance of the Medicaid penetration, the reporting unit could be at risk for impairment.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2018 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(1.00)%	$294	(1.00)%	$(77)
(0.75)	220	(0.75)	(58)
(0.50)	146	(0.50)	(39)
(0.25)	73	(0.25)	(19)
0.25	(73)	0.25	19
0.50	(145)	0.50	39
0.75	(217)	0.75	58
1.00	(288)	1.00	77
(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $45 million for the year ended December 31, 2018, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance, January 1,	$4,286	$3,929	$2,298
Less: reinsurance recoverable	18	5	—
Balance, January 1, net	4,268	3,924	2,298
Acquisitions	1,204	—	1,482
Less: acquired reinsurance recoverable	8	—	—
Incurred related to:
Current year	46,484	38,225	30,946
Prior years	(427)	(374)	(310)
Total incurred	46,057	37,851	30,636

Paid related to:
Current year	41,161	34,196	28,532
Prior years	3,556	3,311	1,960
Total paid	44,717	37,507	30,492
Balance, December 31, net	6,804	4,268	3,924
Plus: reinsurance recoverable	27	18	5
Balance, December 31,	$6,831	$4,286	$3,929
Days in claims payable (1)	48	41	42

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a “short-tail,” which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2018 will be known by the end of 2019.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $25 million, $1 million and $39 million of the “Incurred related to: Prior years” was recorded as a reduction to premium revenues in 2018, 2017 and 2016, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by us. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

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

•
Emergency department program designed to collaboratively work with hospitals to steer non-emergency care away from the costly emergency department setting (through patient education, on-site alternative urgent care settings, etc.).

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

Revenue Recognition

Our health plans generate revenues primarily from premiums received from the states in which we operate health plans, premiums received from our members and CMS for our Medicare product, and premiums from members of our commercial health plans. In addition to member premium payments, our Marketplace contracts also generate revenues from subsidies received from CMS. We generally receive a fixed premium per member per month pursuant to our contracts and recognize premium revenues during the period in which we are obligated to provide services to our members at the amount reasonably estimable. In some instances, our base premiums are subject to an adjustment, or risk score, based on the acuity of its membership. Generally, the risk score is determined by the State or CMS analyzing submissions of processed claims data to determine the acuity of our membership relative to the entire state's membership. We estimate the amount of risk adjustment based upon the processed claims data submitted and expected to be submitted to CMS and record revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels. In certain circumstances, including commercial plans, our plans may be required to return premium to the state or policyholders in the event profits exceed established levels. We estimate the effect of these programs and recognize reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

Revenues are recorded based on membership and eligibility data provided by the states or CMS, which is adjusted on a monthly basis by the states or CMS for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. We continuously review and updates those estimates as new information becomes available. It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

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

Our specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. We recognize revenue related to administrative services under the TRICARE government-sponsored managed care support contract on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual HIF. The ACA imposed the HIF in 2014, 2015, 2016 and 2018. The HIF was suspended in 2017 and 2019. If we are able to negotiate reimbursement of portions of these premium taxes or the HIF, we recognize revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the “gross-up” to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2018, we had short-term investments of $722 million and long-term investments of $7,416 million, including restricted deposits of $555 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and private equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2018, the fair value of our fixed income investments would decrease by approximately $241 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2018, the fair value of our debt would decrease by approximately $102 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

St. Louis, Missouri
February 19, 2019

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,342	$4,072
Premium and trade receivables	5,150	3,413
Short-term investments	722	531
Other current assets	784	687
Total current assets	11,998	8,703
Long-term investments	6,861	5,312
Restricted deposits	555	135
Property, software and equipment, net	1,706	1,104
Goodwill	7,015	4,749
Intangible assets, net	2,239	1,398
Other long-term assets	527	454
Total assets	$30,901	$21,855
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$6,831	$4,286
Accounts payable and accrued expenses	4,051	4,165
Return of premium payable	666	549
Unearned revenue	385	328
Current portion of long-term debt	38	4
Total current liabilities	11,971	9,332
Long-term debt	6,648	4,695
Other long-term liabilities	1,259	952
Total liabilities	19,878	14,979
Commitments and contingencies
Redeemable noncontrolling interests	10	12
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; authorized 800,000 shares; 417,695 issued and 412,478 outstanding at December 31, 2018, and 360,758 issued and 346,874 outstanding at December 31, 2017	—	—
Additional paid-in capital	7,449	4,349
Accumulated other comprehensive loss	(56)	(3)
Retained earnings	3,663	2,748
Treasury stock, at cost (5,217 and 13,884 shares, respectively)	(139)	(244)
Total Centene stockholders’ equity	10,917	6,850
Noncontrolling interest	96	14
Total stockholders’ equity	11,013	6,864
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$30,901	$21,855
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Premium	$53,629	$43,353	$35,399
Service	2,806	2,267	2,180
Premium and service revenues	56,435	45,620	37,579
Premium tax and health insurer fee	3,681	2,762	3,028
Total revenues	60,116	48,382	40,607
Expenses:
Medical costs	46,057	37,851	30,636
Cost of services	2,386	1,847	1,864
Selling, general and administrative expenses	6,043	4,446	3,673
Amortization of acquired intangible assets	211	156	147
Premium tax expense	3,252	2,883	2,563
Health insurer fee expense	709	—	461
Total operating expenses	58,658	47,183	39,344
Earnings from operations	1,458	1,199	1,263
Other income (expense):
Investment and other income	253	190	114
Interest expense	(343)	(255)	(217)
Earnings from operations, before income tax expense	1,368	1,134	1,160
Income tax expense	474	326	599
Net earnings	894	808	561
Loss attributable to noncontrolling interests	6	20	1
Net earnings attributable to Centene Corporation	$900	$828	$562

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.31	$2.40	$1.76
Diluted earnings per common share	$2.26	$2.34	$1.71

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net earnings	$894	$808	$561
Reclassification adjustment, net of tax	2	(2)	(2)
Change in unrealized (loss) gain on investments, net of tax	(52)	28	(22)
Defined benefit pension plan net gain arising during the period, net of tax	1	1	1
Foreign currency translation adjustments	(4)	6	(3)
Other comprehensive (loss) earnings	(53)	33	(26)
Comprehensive earnings	841	841	535
Comprehensive loss attributable to the noncontrolling interests	6	20	1
Comprehensive earnings attributable to Centene Corporation	$847	$861	$536

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2015	253,710	$—	$956	$(10)	$1,358	13,024	$(147)	$11	$2,168
Net earnings	—	—	—	—	562	—	—	1	563
Other comprehensive loss, net of ($14) tax	—	—	—	(26)	—	—	—	—	(26)
Common stock issued for acquisitions	96,436	—	3,074	—	—	(2,750)	31	—	3,105
Common stock issued for employee benefit plans	6,122	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	2,156	(63)	—	(63)
Stock compensation expense	—	—	148	—	—	—	—	—	148
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Balance, December 31, 2016	356,268	$—	$4,190	$(36)	$1,920	12,430	$(179)	$14	$5,909
Net earnings	—	—	—	—	828	—	—	—	828
Other comprehensive earnings, net of $15 tax	—	—	—	33	—	—	—	—	33
Common stock issued for employee benefit plans	4,490	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	1,454	(65)	—	(65)
Stock compensation expense	—	—	135	—	—	—	—	—	135
Purchase of noncontrolling interest	—	—	13	—	—	—	—	—	13
Balance, December 31, 2017	360,758	$—	$4,349	$(3)	$2,748	13,884	$(244)	$14	$6,864
Net earnings	—	—	—	—	900	—	—	(2)	898
Other comprehensive loss, net of ($15) tax	—	—	—	(53)	—	—	—	—	(53)
Common stock issued for acquisitions	—	—	331	—	—	(9,787)	176	—	507
Common stock issued for stock offering	53,207	—	2,779	—	—	—	—	—	2,779
Common stock issued for employee benefit plans	3,730	—	17	—	—	—	—	—	17
Common stock repurchases	—	—	—	—	—	1,120	(71)	—	(71)
Stock compensation expense	—	—	145	—	—	—	—	—	145
Cumulative-effect of adopting new accounting guidance	—	—	—	—	15	—	—	—	15
Purchase of noncontrolling interest	—	—	(172)	—	—	—	—	(15)	(187)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	99	99
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$894	$808	$561
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	495	361	278
Stock compensation expense	145	135	148
Debt extinguishment costs	—	—	(7)
Deferred income taxes	(129)	(108)	92
Changes in assets and liabilities
Premium and trade receivables	(1,173)	(50)	74
Other assets	(38)	(146)	167
Medical claims liabilities	1,325	359	145
Unearned revenue	(52)	19	43
Accounts payable and accrued expenses	(533)	53	402
Other long-term liabilities	258	68	(61)
Other operating activities, net	42	(10)	9
Net cash provided by operating activities	1,234	1,489	1,851
Cash flows from investing activities:
Capital expenditures	(675)	(422)	(306)
Purchases of investments	(3,846)	(2,656)	(2,432)
Sales and maturities of investments	1,991	1,862	1,566
Investments in acquisitions, net of cash acquired	(2,055)	(50)	(1,297)
Other investing activities, net	—	12	—
Net cash used in investing activities	(4,585)	(1,254)	(2,469)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,779	—	—
Proceeds from borrowings	6,077	1,400	8,946
Payment of long-term debt	(4,083)	(1,353)	(6,076)
Common stock repurchases	(71)	(65)	(63)
Purchase of noncontrolling interest	(74)	(66)	(14)
Debt issuance costs	(25)	(3)	(76)
Other financing activities, net	9	5	—
Net cash provided by (used in) financing activities	4,612	(82)	2,717
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(1)
Net increase in cash, cash equivalents and restricted cash	1,261	153	2,098
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	4,089	3,936	1,838
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$5,350	$4,089	$3,936
Supplemental disclosures of cash flow information:
Interest paid	$323	$237	$165
Income taxes paid	$448	$496	$556
Equity issued in connection with acquisitions	$507	$—	$3,105

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

On December 12, 2018, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share and per share information presented in this Form 10-K has been adjusted for the two-for-one stock split.

Centene Corporation, or the Company, is a diversified, multi-national healthcare enterprise operating in two segments: Managed Care and Specialty Services. The Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicare and Medicaid, the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program (ABD), Medicare, and the Health Insurance Marketplace. The Company also offers a variety of individual, small group, and large group commercial healthcare products, both to employers and directly to members in the Managed Care segment. The Specialty Services segment consists of our specialty companies offering auxiliary healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to our own subsidiaries. The Specialty Service segment also includes the Government Contracts business which includes the Company's government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program, the Military Family and Life Counseling (MFLC) contract with the DoD, and other healthcare related government contracts.

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2018 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

Short-term and long-term investments are generally classified as available for sale and are carried at fair value. Certain equity investments are recorded using the fair value or equity method. Unrealized gains and losses on debt investments available for sale are excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholders' equity, net of income tax effects. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. The Company monitors the difference between the cost and fair value of investments. Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

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

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of our floating rate debt approximates fair value since the interest rates adjust based on market rate adjustments.

•	Interest rate swap: Estimated based on third-party market prices based on the forward 1-month or 3-month LIBOR curve.

•	Contingent consideration: Estimated based on expected achievement of metrics included in the acquisition agreement considering circumstances that exist as of the acquisition date.

Property, Software and Equipment

Property, software and equipment are stated at cost less accumulated depreciation. Computer hardware and software includes certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of employees devoted to specific software development. Depreciation is calculated principally by the straight-line method over estimated useful lives. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease. Property, software and equipment are depreciated over the following periods:

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of purchased contract rights, provider contracts, customer relationships, trade names, developed technologies and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 15 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years

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

If the two-step quantitative test is deemed necessary, the Company determines an appropriate valuation technique to estimate a reporting unit's fair value as of the testing date. The Company utilizes either the income approach or the market approach, whichever is most appropriate for the respective reporting unit. The income approach is based on an internally developed discounted cash flow model that includes many assumptions related to future growth rates, discount factors, future tax rates, etc. The market approach is based on financial multiples of comparable companies derived from current market data. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Changes in economic and operating conditions impacting assumptions used in our analyses could result in goodwill impairment in future periods.

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

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans, premiums received from its members and CMS for its Medicare product, and premiums from members of its commercial health plans. In addition to member premium payments, its Marketplace contracts also generate revenues from subsidies received from CMS. The Company generally receives a fixed premium per member per month pursuant to its contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment, or risk score, based on the acuity of its membership. Generally, the risk score is determined by the State or CMS analyzing submissions of processed claims data to determine the acuity of the Company's membership relative to the entire state's membership. The Company estimates the amount of risk adjustment based upon the processed claims data submitted and expected to be submitted to Centers for Medicare and Medicaid Services (CMS) and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

The Company's contracts with states may require us to maintain a minimum health benefits ratio (HBR) or may require us to share profits in excess of certain levels. In certain circumstances, including commercial plans, its plans may be required to return premium to the state or policyholders in the event profits exceed established levels. The Company estimates the effect of these programs and recognizes reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance.

Revenues are recorded based on membership and eligibility data provided by the states or CMS, which is adjusted on a monthly basis by the states or CMS for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. The Company continuously reviews and updates those estimates as new information becomes available. It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

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

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored managed care support contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium. The ACA imposed the HIF in 2014, 2015, 2016 and 2018. The HIF was suspended in 2017 and 2019. If the Company is able to negotiate reimbursement of portions of these premium taxes or the HIF, it recognizes revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the “gross-up” to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

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

The Company’s accounting policies for the programs are as follows:

Risk Adjustment

The permanent risk adjustment program established by the ACA transfers funds from qualified individual and small group insurance plans with below average risk scores to those plans with above average risk scores within each state. The Company estimates the receivable or payable under the risk adjustment program based on its estimated risk score compared to the state average risk score. The Company may record a receivable or payable as an adjustment to premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. The Company refines its estimate as new information becomes available.

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

Risk Corridor

The temporary 2014 to 2016 three-year risk corridor program established by the ACA applied to qualified individual and small group health plans operating both inside and outside of the Health Insurance Marketplace. The risk corridor program limited the Company’s gains and losses in the Health Insurance Marketplace by comparing certain medical and administrative costs to a target amount and sharing the risk for allowable costs with the federal government. Allowable medical costs were adjusted for risk adjustment settlements, transitional reinsurance recoveries and cost sharing reductions received from the federal government. The Company recorded a risk corridor receivable or payable as an adjustment to premium revenues on a year-to-date basis based on where its estimated annual costs fall within the risk corridor range.

Minimum Medical Loss Ratio

Additionally, the ACA established a minimum annual MLR for the Health Insurance Marketplace. Each of the three R programs described above are taken into consideration to determine if the Company’s estimated annual medical costs are less than the minimum loss ratio and require an adjustment to premium revenues to meet the minimum MLR.

Cost Sharing Reductions (CSRs)

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with an FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL level when services are provided by an Indian Health Service. In order to compensate issuers for reduced cost sharing provided to enrollees, CMS pays an advance CSR payment to the Company each month based on the Company’s certification data provided at the time of the qualified health plan application. After the close of the benefit year, the Company is required to provide CMS with data on the value of the CSRs provided to enrollees based on either a ‘simplified’ or ‘standard’ approach. A reconciliation will occur in order to calculate the difference between the Company’s CSR advance payments received and the value of CSRs provided to enrollees. This reconciliation will produce either a payable or receivable to/from CMS. The Company has elected the standard methodology approach. In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers, and 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government.

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

Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2018	2017	2016
Allowances, beginning of year	$24	$29	$10
Amounts charged to expense	134	35	33
Write-offs of uncollectible receivables	(35)	(40)	(14)
Allowances, end of year	$123	$24	$29

The increase in the amounts charged to expense in 2018 primarily relates to costs associated with the expiration of the Company's contract to provide health care coordination services to the U.S. Department of Veterans Affairs under the Patient-Centered Community Care and Veterans Choice Programs.

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the State of California, where the percentage of the Company's total revenue was 13%, 18% and 21% for the years ended December 31, 2018, 2017 and 2016, respectively; and the State of Texas, where the percentage of the Company's total revenue was 10%, 12% and 13% for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, interest rate swaps, credit facilities, and interest on capital leases.

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

Stock Based Compensation

The fair value of the Company's employee share options and similar instruments are estimated using the Black-Scholes option-pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits related to stock compensation are presented as a cash inflow from operating activities for the years ended December 31, 2018, 2017 and 2016. The Company accounts for forfeitures when they occur.

Foreign Currency Translation

The Company is exposed to foreign currency exchange risk through its international subsidiaries whose functional currencies include the Euro and British Pound. The assets and liabilities of the Company's subsidiaries are translated into United States dollars at the balance sheet date. The Company translates its proportionate share of earnings using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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

In November 2016, the FASB issued an ASU clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Cash, cash equivalents, and restricted cash and cash equivalents reported on the Consolidated Statements of Cash Flows includes restricted cash and cash equivalents of $78 million, $6 million, $17 million and $8 million as of December 31, 2015, December 31, 2016, December 31, 2017 and December 31, 2018, respectively.

In January 2016, the FASB issued an ASU which requires entities to measure equity investments at fair value and recognize any change in fair value in net income. The standard does not apply to accounting methods that result in consolidation of the investee and those accounted for under the equity method. The standard also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. Companies are required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year in which the guidance is adopted, with the exception of amendments related to equity investments without readily determinable fair values, which will be applied prospectively to all investments that exist as of the date of adoption. The Company adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Recent Accounting Guidance Not Yet Adopted

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

In August 2017, the FASB issued an ASU which amends the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting. In addition, the new standard enhances the understandability of hedge results and simplifies the application of hedge accounting in certain situations. The Company adopted the new guidance in the first quarter of 2019. The new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued an ASU which changes the period over which premiums on callable debt securities are amortized. The new standard requires the premiums on callable debt securities to be amortized to the earliest call date rather than to the contractual maturity date of the instrument. The new guidance more closely aligns the amortization period of premiums to expectations incorporated in the market pricing on the underlying securities. The Company adopted the new guidance in the first quarter of 2019. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued an ASU which introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted the new guidance in the first quarter of 2019 using the modified retrospective transition approach and elected the transition option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows an entity to not reassess lease classification for existing leases. Adoption of the new guidance resulted in the recognition of right-of-use (ROU) assets and lease liabilities of approximately $800 million for operating leases. The new guidance did not have a material impact on the Company's consolidated results of operations or cash flows.

The Company has determined that there are no other recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations or cash flows.

3. Fidelis Care Acquisition

On July 1, 2018, the Company acquired substantially all of the assets of Fidelis Care for approximately $3,604 million of cash consideration, which includes a working capital adjustment. The purchase price continues to be subject to adjustments related to changes in working capital through June 2019. The acquisition consideration was funded through the issuance of 53.2 million shares of Centene common stock as further discussed in Note 11. Stockholders Equity and the issuance of long-term debt as further discussed in Note 10. Debt. The Fidelis Care acquisition expanded the Company's scale and presence to New York State.

The acquisition of Fidelis Care was accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The Company has completed its valuation procedures on cash and cash equivalents, restricted deposits, and property, software and equipment, but the valuation of all remaining assets and liabilities has not been finalized. The Company has performed preliminary valuation procedures on all assets acquired and liabilities assumed and accordingly has recorded provisional amounts which are subject to adjustment. The Company is waiting on additional information related to certain liabilities and performing a detailed analysis on the valuation of premium and related receivables.

The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of July 1, 2018 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,001
Premium and related receivables	508
Other current assets	33
Restricted deposits	495
Property, software and equipment	48
Intangible assets (a)	922
Other long-term assets	1
Total assets acquired	4,008

Medical claims liability	1,204
Accounts payable and accrued expenses	289
Return of premium payable	124
Unearned revenue	115
Other long-term liabilities	299
Total liabilities assumed	2,031

Total identifiable net assets	1,977
Goodwill (b)	1,627
Total assets acquired and liabilities assumed	$3,604

The Company has made the following preliminary fair value adjustments based on information reviewed through December 31, 2018. Significant fair value adjustments are noted as follows:

(a)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The Company has estimated the fair value of intangible assets to be $922 million with a weighted average life of 13 years. The identifiable intangible assets include customer relationships, provider contracts, trade names and developed technology.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$677	11
Trade name	196	20
Provider contracts	33	15
Developed technologies	16	2
Total intangible assets acquired	$922	13

(b)
The acquisition resulted in $1.6 billion of goodwill related primarily to synergies expected from the acquisition and the assembled workforce of Fidelis Care. All of the goodwill has been assigned to the Managed Care segment. The goodwill is deductible for income tax purposes.

Statement of Operations

From the acquisition date through December 31, 2018, the Company's Consolidated Statements of Operations include total Fidelis Care revenues of $5,628 million. It is impracticable to determine the effect on net income resulting from the Fidelis Care acquisition for the year ended December 31, 2018, as the Company began immediately integrating Fidelis Care into its ongoing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma total revenues for the year ended December 31, 2018 were $65,792 million. It is impracticable for the Company to determine the pro forma earnings information for the year ended December 31, 2018 due to the nature of obtaining that information as the Company began immediately integrating Fidelis Care into its ongoing operations. The following table presents supplemental pro forma information for the year ended December 31, 2017 ($ in millions, except per share data):

Year Ended December 31, 2017
Total revenues	$58,275
Net earnings attributable to Centene Corporation	$936
Diluted earnings per share	$2.27

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

Commitments

As part of the regulatory approval process, in connection with the acquisition Fidelis Care, the Company entered into certain undertakings with the New York State Department of Health. These undertakings contain various commitments by the Company effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. As a result of the closing of the Fidelis Care acquisition, the present value of the $340 million contribution to the State of New York, approximately $328 million, was expensed during 2018.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$362	$1	$(2)	$361	$311	$—	$(2)	$309
Corporate securities	3,190	8	(52)	3,146	2,208	12	(10)	2,210
Restricted certificates of deposit	433	—	—	433	4	—	—	4
Restricted cash equivalents	8	—	—	8	17	—	—	17
Municipal securities	2,196	9	(18)	2,187	2,085	12	(10)	2,087
Asset-backed securities	686	1	(4)	683	437	1	(1)	437
Residential mortgage-backed securities	452	1	(9)	444	337	1	(6)	332
Commercial mortgage- backed securities	366	1	(6)	361	272	1	(2)	271
Private equity investments	387	—	—	387	176	—	—	176
Life insurance contracts	128	—	—	128	135	—	—	135
Total	$8,208	$21	$(91)	$8,138	$5,982	$27	$(31)	$5,978

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain private equity investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2018, 96% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2018, the Company held certificates of deposit, life insurance contracts and private equity investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.7 years at December 31, 2018.
In March 2018, the Company completed a 25% investment in RxAdvance, a full-service pharmacy benefit manager. In May 2018, the Company made an additional investment, bringing the total ownership to 28%. The investment is being accounted for using the equity method of accounting. In September 2018, the Company made an additional investment in RxAdvance in the form of convertible preferred stock.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2018				December 31, 2017
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$59	$(2)	$202	$(1)	$222	$(1)	$79
Corporate securities	(27)	1,389	(25)	871	(6)	1,044	(4)	185
Municipal securities	(4)	591	(14)	806	(7)	943	(3)	175
Asset-backed securities	(2)	318	(2)	168	(1)	228	—	28
Residential mortgage- backed securities	(1)	61	(8)	233	(1)	109	(5)	171
Commercial mortgage- backed securities	(2)	137	(4)	140	(1)	112	(1)	51
Total	$(36)	$2,555	$(55)	$2,420	$(17)	$2,658	$(14)	$689

As of December 31, 2018, the gross unrealized losses were generated from 3,096 positions out of a total of 4,190 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	December 31, 2018				December 31, 2017
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$647	$646	$205	$205	$474	$474	$48	$47
One year through five years	3,026	2,998	351	350	2,424	2,420	88	88
Five years through ten years	2,387	2,362	—	—	1,773	1,779	—	—
Greater than ten years	88	89	—	—	129	130	—	—
Asset-backed securities	1,504	1,488	—	—	1,046	1,040	—	—
Total	$7,652	$7,583	$556	$555	$5,846	$5,843	$136	$135

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

The following table summarizes fair value measurements by level at December 31, 2018, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$5,342	$—	$—	$5,342
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$247	$—	$—	$247
Corporate securities	—	3,146	—	3,146
Municipal securities	—	2,187	—	2,187
Asset-backed securities	—	683	—	683
Residential mortgage-backed securities	—	444	—	444
Commercial mortgage-backed securities	—	361	—	361
Total investments	$247	$6,821	$—	$7,068
Restricted deposits available for sale:
Cash and cash equivalents	$8	$—	$—	$8
Certificates of deposit	—	433	—	433
U.S. Treasury securities and obligations of U.S. government corporations and agencies	114	—	—	114
Total restricted deposits	$122	$433	$—	$555

Total assets at fair value	$5,711	$7,254	$—	$12,965

Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$95	$—	$95
Total liabilities at fair value	$—	$95	$—	$95

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s life insurance contracts and other private equity investments, which approximates fair value, was $515 million and $311 million as of December 31, 2018, and December 31, 2017, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2018	2017
Land	$201	$130
Building	614	367
Computer software	757	542
Computer hardware	308	248
Furniture and office equipment	335	186
Leasehold improvements	291	221
	2,506	1,694
Less accumulated depreciation	(800)	(590)
Property, software and equipment, net	$1,706	$1,104

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $237 million, $161 million and $101 million, respectively.

7. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2016	$4,015	$697	$4,712
Acquisitions and purchase accounting adjustments	—	37	37
Balance as of December 31, 2017	4,015	734	4,749
Acquisitions and purchase accounting adjustments	1,671	595	2,266
Balance as of December 31, 2018	$5,686	$1,329	$7,015

The majority of the increase in the managed care segment goodwill was related to the acquisition and fair value allocations discussed in Note 3. Fidelis Care Acquisition. The majority of the increase in the specialty services segment goodwill related to other acquisitions discussed in Note 11. Stockholders' Equity.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2018	2017	2018	2017
Purchased contract rights	$1,173	$1,173	12.6	12.6
Provider contracts	311	274	12.3	11.9
Customer relationships	769	22	10.9	8.2
Trade names	361	162	15.2	9.6
Developed technologies	180	109	5.2	5.0
Other Intangibles	5	7	2.7	2.8
Intangible assets	2,799	1,747	11.9	11.6
Less accumulated amortization:
Purchased contract rights	(283)	(188)
Provider contracts	(90)	(66)
Customer relationships	(57)	(21)
Trade names	(55)	(34)
Developed technologies	(72)	(40)
Other Intangibles	(3)	—
Total accumulated amortization	(560)	(349)
Intangible assets, net	$2,239	$1,398

Amortization expense was $211 million, $156 million and $147 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2019	$252
2020	244
2021	223
2022	217
2023	214

8. Medical Claims Liability

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

The following table summarizes the change in medical claims liability ($ in millions):

	Year Ended December 31,
	2018	2017	2016
Balance, January 1	$4,286	$3,929	$2,298
Less: reinsurance recoverable	18	5	—
Balance, January 1, net	4,268	3,924	2,298
Acquisitions	1,204	—	1,482
Less: acquired reinsurance recoverable	8	—	—
Incurred related to:
Current year	46,484	38,225	30,946
Prior years	(427)	(374)	(310)
Total incurred	46,057	37,851	30,636
Paid related to:
Current year	41,161	34,196	28,532
Prior years	3,556	3,311	1,960
Total paid	44,717	37,507	30,492
Balance at December 31, net	6,804	4,268	3,924
Plus: reinsurance recoverable	27	18	5
Balance, December 31	$6,831	$4,286	$3,929

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $25 million, $1 million, and $39 million of the “Incurred related to: Prior years” was recorded as a reduction to premium revenues in 2018, 2017, and 2016, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of medical management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that medical management initiatives are effective on a case by case basis, medical management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the medical management initiative are not known by the Company. Additionally, certain medical management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the medical management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

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

Information about incurred and paid claims development as of December 31, 2018 is included in the table below and is inclusive of claims incurred and paid related to the Health Net and Fidelis Care businesses prior and subsequent to their respective acquisition dates. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2018 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2016 (unaudited)	2017 (unaudited)	2018

2016	$42,512	$41,947	$41,890
2017		47,310	46,738
2018			51,309
	Total incurred claims		$139,937

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2016 (unaudited)	2017 (unaudited)	2018

2016	$37,876	$41,679	$41,803
2017		41,972	46,512
2018			44,818
	Total payment of incurred claims		$133,133
	Medical claims liability, net of reinsurance		$6,804

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2018 are included in the following table and are inclusive of the acquired Health Net and Fidelis Care businesses. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims

2016	$41,890	$3	228.8
2017	46,738	60	256.7
2018	51,309	5,092	266.8

9. Affordable Care Act

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

During 2018, the Company recognized a $79 million net pre-tax benefit related to the reconciliation of the 2017 risk adjustment program, compared to a $48 million net pre-tax benefit in 2017 related to the reconciliation of the 2016 risk adjustment and reinsurance programs.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	December 31, 2018	December 31, 2017
Risk adjustment	$(928)	$(677)
Reinsurance	1	15
Risk corridor	4	6
Minimum MLR	(265)	(22)
Cost sharing reductions	(50)	(96)

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2018	December 31, 2017
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,005	1,006
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	—
Fair value of interest rate swap agreements	(95)	(71)
Total senior notes	6,310	4,535
Revolving credit agreement	284	150
Mortgage notes payable	57	61
Construction loan payable	63	—
Capital leases and other	47	18
Debt issuance costs	(75)	(65)
Total debt	6,686	4,699
Less current portion	(38)	(4)
Long-term debt	$6,648	$4,695

Senior Notes

In May 2018, a wholly-owned unrestricted subsidiary of the Company (Escrow Issuer) issued $1,800 million in aggregate principal amount of 5.375% senior notes due 2026 at par. In connection with the closing of the Fidelis Care acquisition, the Escrow Issuer merged with and into the Company and the Company assumed the obligations of the Escrow Issuer under the 5.375% senior notes due 2026. The Company used the net proceeds of the offering to finance a portion of the cash consideration for the Fidelis Care acquisition, which closed in July 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2018, the Company was in compliance with all covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The following is a summary of the notional amounts of the Company's interest rate swap agreements as of December 31, 2018 and 2017 ($ in millions):

Expiration Date	Notional Amount
February 15, 2021	$600
May 15, 2022	500
February 15, 2024	1,000
January 15, 2025	600
Total	$2,700

The fair value of the swap agreements shown above are recorded in other long-term liabilities in the Consolidated Balance Sheets. Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the one or three month LIBOR plus 3.61% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At December 31, 2018, the weighted average rate was 6.19%.

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

Revolving Credit Agreement

The Company has an unsecured $1,500 million revolving credit facility. The agreement has a maturity date of December 14, 2022. Borrowings under the agreement bear interest based upon LIBOR, EURIBOR rates, the Federal Funds Rate or the Prime Rate. As of December 31, 2018, the Company had $284 million of borrowings outstanding under the agreement with a weighted average interest rate of 4.42%, and the Company was in compliance with all covenants.

The revolving credit facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. The Company is required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of December 31, 2018, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $57 million at December 31, 2018 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $162 million at December 31, 2018.

Construction Loan

The Company has a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company's revolving credit agreement. The Company has guaranteed completion of the construction project associated with the loan. As of December 31, 2018, the Company had $63 million in borrowings outstanding under the loan.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $56 million as of December 31, 2018, which were not part of the revolving credit facility. The Company also had letters of credit for $27 million (valued at December 31, 2018 conversion rate), or €24 million, representing its proportional share of the letters of credit issued to support Ribera Salud's outstanding debt, which are a part of the revolving credit facility. Collectively, the letters of credit bore interest at 0.99% as of December 31, 2018. The Company had outstanding surety bonds of $496 million as of December 31, 2018.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2019	$38
2020	4
2021	1,514
2022	1,293
2023	—
Thereafter	4,002
Total	$6,851

The fair value of outstanding debt was approximately $6,619 million and $4,751 million at December 31, 2018 and 2017, respectively.

11. Stockholders' Equity

The Company has 10 million authorized shares of preferred stock at $.001 par value. At December 31, 2018, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program for up to 16 million shares of the Company's common stock from time to time on the open market or through privately negotiated transactions. No duration has been placed on the repurchase program. The Company has 7 million available shares remaining under the program for repurchases as of December 31, 2018. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2018, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy statutory tax withholding obligations. As part of this plan, the Company repurchased 1 million shares at an aggregate cost of $71 million in 2018 and 1 million shares at an aggregate cost of $65 million in 2017. These shares are included in the Company's treasury stock.

In May 2018, the Company completed a registered offering of 53 million shares of Centene common stock with a fair value of $2,860 million. This included the 10% over allotment option to purchase additional shares from the Company which was exercised in full by the underwriters. Net proceeds after underwriting discounts and commissions was $2,779 million. The Company used the net proceeds of the offering to finance a portion of the cash consideration in connection with the Fidelis Care acquisition, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

In April 2018, the Company acquired MHM Services Inc. (MHM) and issued 3 million shares of Centene common stock to the selling shareholders, with a fair value of $183 million.

In March 2018, the Company acquired Community Medical Holdings Corp., d/b/a Community Medical Group (CMG) and issued 3 million shares of Centene common stock to the selling shareholders, with a fair value of $149 million.

In March 2018, the Company acquired an additional 61% of Interpreta Holdings, Inc. (Interpreta) and issued 3 million shares of Centene common stock to the selling shareholders, with a fair value of $175 million.

12. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2018 and 2017, Centene's subsidiaries had aggregate statutory capital and surplus of $7,259 million and $5,153 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $3,279 million and $2,251 million, respectively. As of December 31, 2018, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $3,279 million in the aggregate.

13. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2018	2017	2016
Current provision
Federal	$498	$421	$485
State and local	107	14	22
Total current provision	605	435	507
Deferred provision	(131)	(109)	92
Total income tax expense	$474	$326	$599

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense for the years ended December 31 is as follows ($ in millions):

	2018	2017	2016
Earnings from operations, before income tax expense	$1,368	$1,134	$1,160
Loss (earnings) attributable to flow through noncontrolling interest	4	15	(8)
Earnings from operations, less noncontrolling interest, before income tax expense	1,372	1,149	1,152

Tax provision at the U.S. federal statutory rate	288	402	402
State income taxes, net of federal income tax benefit	52	11	10
Nondeductible compensation	33	58	23
ACA Health Insurer Fee	149	—	162
Income Tax Reform	—	(125)	—
Valuation Allowance	(28)	14	10
Other, net	(20)	(34)	(8)
Income tax expense	$474	$326	$599

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2018	2017
Deferred tax assets:
Medical claims liability	$78	$46
Nondeductible liabilities	128	41
Net operating loss and tax credit carryforwards	77	94
Compensation accruals	109	129
Premium and trade receivables	76	45
Other	61	11
Deferred tax assets	529	366
Valuation allowance	(53)	(81)
Net deferred tax assets	$476	$285

Deferred tax liabilities:
Intangible assets	$343	$342
Prepaid assets	31	23
Fixed assets	132	84
Investments in joint ventures	27	20
Deferred revenue	19	26
Other	6	17
Deferred tax liabilities	558	512
Net deferred tax assets (liabilities)	$(82)	$(227)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and foreign net operating loss and tax credit carryforwards. The $28 million decrease in valuation allowance relates to an increase in current taxable income of a subsidiary whose annual net operating loss deduction is limited by law.

Federal net operating loss carryforwards of $19 million expire beginning in 2020 through 2038; state net operating loss and tax credit carryforwards of $44 million expire beginning in 2019 through 2038. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2018	2017
Gross unrecognized tax benefits, beginning of period	$257	$102
Gross increases:
Current year tax positions	7	43
Prior year tax positions	14	113
Gross decreases:
Statute of limitation lapses	(1)	(1)
Gross unrecognized tax benefits, end of period	$277	$257

Uncertain tax positions increased $20 million due to various federal positions. As of December 31, 2018, $248 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $15 million as a result of the expiration of statutes of limitations and projected audit settlements in certain jurisdictions.

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under the Company's accounting policy. For the year ended December 31, 2018, the Company recognized net interest expense related to uncertain positions of $5 million. The Company had $14 million and $9 million of accrued interest and penalties for uncertain tax positions as of December 31, 2018 and 2017, respectively.

The Company files tax returns for federal as well as numerous state tax jurisdictions. As of December 31, 2018, Health Net is under federal examination for tax years 2011 through its final return in 2016. Additionally, Centene's tax returns for years 2014 through 2017 are subject to federal examination.

The Company has completed its accounting of the effects of the TCJA on current and deferred income taxes. No material changes were made to the tax effects recorded in 2017.

14. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised, or outstanding in 2018. The plans have 11 million shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $145 million, $135 million and $148 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $34 million, $50 million and $67 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2017	8,338	$34.65
Granted	2,710	65.31
Vested	(3,299)	34.26
Forfeited	(384)	32.45
Non-vested balance as of December 31, 2018	7,365	$47.42

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2018, 2017 and 2016, was $209 million, $174 million and $147 million, respectively.

As of December 31, 2018, there was $265 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.3 years.

The Company maintains an employee stock purchase plan and issued 256 thousand shares, 258 thousand shares, and 236 thousand shares in 2018, 2017 and 2016, respectively.

15. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $53 million, $42 million and $37 million during the years ended December 31, 2018, 2017 and 2016, respectively.

16. Commitments

Centene and its subsidiaries lease office facilities and various equipment under non-cancelable operating leases which may contain escalation provisions. The rental expense related to these leases is recorded on a straight-line basis over the lease term, including rent holidays. Tenant improvement allowances are recorded as a liability and amortized against rent expense over the term of the lease. Rent expense was $207 million, $171 million and $137 million for the years ended December 31, 2018, 2017 and 2016, respectively. Annual non-cancelable minimum lease payments over the next five years and thereafter are as follows ($ in millions):

2019	$174
2020	176
2021	145
2022	101
2023	71
Thereafter	200
$867

In connection with obtaining regulatory approval of the Fidelis Care acquisition, the Company entered into certain undertakings with the New York State Department of Health in 2018. See Note 3. Fidelis Care Acquisition for further details. The Company also committed to certain undertakings with the California Department of Insurance and the California Department of Managed Health Care in connection with obtaining regulatory approval of the Health Net acquisition in 2016 The Health Net commitments related to the undertakings are as follows:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition;

•
build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which the Company has incurred $8 million through 2018;

•
contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which the Company has contributed $13 million through 2018, and;

•	invest $75 million of its investment portfolio in vehicles supporting California’s healthcare infrastructure, of which the Company has invested $12 million through 2018.

17. Contingencies
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

A third shareholder derivative action was filed on December 14, 2018, by plaintiffs Carpenter Pension Fund of Illinois and Iron Workers Local 11 Pension Fund on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. This third derivative action repeats many of the allegations in the securities class action and the other derivative suits and adds additional allegations asserting violations of securities laws, breach of fiduciary duty, insider trading and unjust enrichment. On January 9, 2019, the Court consolidated the three derivative suits and established a schedule for determining lead plaintiff and lead counsel.

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

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff voluntarily filed a First Amended Complaint that removed Steven Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. On November 21, 2018, the Court granted in part and denied in part the Company’s motion to dismiss. Plaintiff Cynthia Harvey filed a Third Amended Complaint, on November 28, 2018, against Centene Management Company and Coordinated Care Corporation (“Defendants”), both subsidiaries of the Company. Defendants filed an answer on December 12, 2018 and the matter is expected to proceed. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

18. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except shares in thousands and per share data in dollars):

	2018	2017	2016

Earnings attributable to Centene Corporation	$900	$828	$562

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	390,248	344,853	319,135
Common stock equivalents (as determined by applying the treasury stock method)	8,258	8,551	8,816
Weighted average number of common shares and potential dilutive common shares outstanding	398,506	353,404	327,951

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.31	$2.40	$1.76
Diluted earnings per common share	$2.26	$2.34	$1.71

The calculation of diluted earnings per common share for 2018, 2017 and 2016 excludes the impact of 58 thousand shares, 106 thousand shares and 252 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information as of and for the year ended December 31, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$56,999	$3,117	$—	$60,116
Total revenues internal customers	100	9,389	(9,489)	—
Total revenues	$57,099	$12,506	(9,489)	$60,116
Earnings from operations	$1,310	$148	—	$1,458
Total assets	$27,627	$3,274	—	$30,901

Segment information as of and for the year ended December 31, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$45,798	$2,584	$—	$48,382
Total revenues internal customers	44	9,471	(9,515)	—
Total revenues	$45,842	$12,055	$(9,515)	$48,382
Earnings from operations	$917	$282	$—	$1,199
Total assets	$19,959	$1,896	$—	$21,855

Segment information as of and for the year ended December 31, 2016, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$38,182	$2,425	$—	$40,607
Total revenues internal customers	200	5,952	(6,152)	—
Total revenues	$38,382	$8,377	$(6,152)	$40,607
Earnings from operations	$1,080	$183	$—	$1,263
Total assets	$18,423	$1,774	$—	$20,197

20. Quarterly Selected Financial Information

Quarterly selected financial information for 2018 and 2017 is as follows:

(In millions, except per share data in dollars)
(Unaudited)

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$13,194	$14,181	$16,182	$16,559
Net earnings attributable to Centene Corporation	$340	$300	$19	$241

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.98	$0.77	$0.05	$0.59
Diluted earnings per common share	$0.96	$0.75	$0.05	$0.57

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$11,724	$11,954	$11,898	$12,806
Net earnings attributable to Centene Corporation	$139	$254	$205	$230

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.40	$0.74	$0.59	$0.67
Diluted earnings per common share	$0.39	$0.72	$0.58	$0.65

21. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6	$6
Short-term investments, at fair value (amortized cost $2 and $2, respectively)	2	2
Other current assets	61	46
Total current assets	69	54
Long-term investments, at fair value (amortized cost $14 and $17, respectively)	14	17
Investment in subsidiaries	17,409	11,303
Other long-term assets	278	302
Total assets	$17,770	$11,676

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities	$109	$100
Long-term debt	6,521	4,624
Other long-term liabilities	117	76
Total liabilities	6,747	4,800

Redeemable noncontrolling interest	10	12

Stockholders' equity:
Preferred stock, $.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; authorized 800,000 shares; 417,695 issued and 412,478 outstanding at December 31, 2018, and 360,758 issued and 346,874 outstanding at December 31, 2017	—	—
Additional paid-in capital	7,449	4,349
Accumulated other comprehensive loss	(56)	(3)
Retained earnings	3,663	2,748
Treasury stock, at cost (5,217 and 13,884 shares, respectively)	(139)	(244)
Total Centene stockholders' equity	10,917	6,850
Noncontrolling interest	96	14
Total stockholders' equity	11,013	6,864
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$17,770	$11,676

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2018	2017	2016
Expenses:
Selling, general and administrative expenses	$24	$6	$5
Other income (expense):
Investment and other income	3	2	2
Interest expense	(334)	(247)	(201)
Earnings (loss) before income taxes	(355)	(251)	(204)
Income tax benefit	(64)	(114)	(76)
Net earnings (loss) before equity in subsidiaries	(291)	(137)	(128)
Equity in earnings from subsidiaries	1,185	945	689
Net earnings	894	808	561
Loss attributable to noncontrolling interests	6	20	1
Net earnings attributable to Centene	$900	$828	$562

Net earnings per share:
Basic earnings per common share	$2.31	$2.40	$1.76
Diluted earnings per common share	$2.26	$2.34	$1.71

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$464	$292	$25
Other operating activities, net	(317)	(132)	(71)
Net cash (used in) provided by operating activities	147	160	(46)
Cash flows from investing activities:
Capital contributions to subsidiaries	(681)	(339)	(691)
Purchases of investments	(23)	(38)	(112)
Sales and maturities of investments	7	4	169
Dividends from subsidiaries, return of investment	11	28	100
Investments in acquisitions	(4,226)	(59)	(2,248)
Intercompany activities	215	322	(575)
Other investing activities, net	—	(1)	—
Net cash used in investing activities	(4,697)	(83)	(3,357)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,778	—	—
Proceeds from borrowings	6,014	1,400	8,934
Payment of long-term debt	(4,080)	(1,350)	(5,377)
Common stock repurchases	(71)	(65)	(63)
Debt issuance costs	(25)	—	(76)
Purchase of noncontrolling interest	(76)	(66)	(14)
Other financing activities, net	10	5	—
Net cash provided by (used in) financing activities	4,550	(76)	3,404
Net increase in cash and cash equivalents	—	1	1
Cash and cash equivalents, beginning of period	6	5	4
Cash and cash equivalents, end of period	$6	$6	$5

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

In August 2016, the FASB issued an ASU which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company early adopted the new guidance in the fourth quarter of 2017. Certain amounts in the 2016 parent company only financial statements have been reclassified to conform to the 2017 presentation, reflecting this adoption and a reclassification of intercompany activities from operating to investing cash flows. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

We acquired the assets of Fidelis Care on July 1, 2018. Fidelis Care had total assets representing 19% of consolidated assets, and total revenues representing approximately 9% of consolidated revenues, as of and for the year ended December 31, 2018. We excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 the internal controls over financial reporting associated with Fidelis Care.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Fidelis Care on July 1, 2018. Fidelis Care had total assets representing 19% of consolidated assets and total revenues representing 9% of consolidated revenues, as of and for the year ended December 31, 2018. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Fidelis Care’s internal control over financial reporting. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fidelis Care.
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
February 19, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Proposal One: Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Board of Directors Committees.” Information concerning our code of ethics will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Corporate Governance and Risk Management.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2019 Annual Meeting of Stockholders under “Information About Executive Compensation.” Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2019 Annual Meeting of Stockholders under “Compensation Committee Interlocks and Insider Participation.” These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Corporate Governance and Risk Management” and “Related Party Transactions.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2019 annual meeting of stockholders under “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1	Asset Purchase Agreement, dated as of September 12, 2017, between Centene Corporation and New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 12, 2017.		8-K	September 12, 2017	2.1

3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.1d	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	October 26, 2015	3.1

3.1e	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	February 7, 2019	3.1

3.2	By-laws of Centene Corporation, as amended effective as of February 5, 2018		8-K	February 9, 2018	3.1

4.1	Indenture, dated April 29, 2014, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto)		8-K	April 29, 2014	4.1

4.2	Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 5.625% Senior Notes due 2021 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.1

4.3	Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 6.125% Senior Notes due 2024 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.2

4.4	Indenture, dated November 9, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2025 (including Form of Global Note as Exhibit A thereto)		8-K	November 9, 2016	4.1

4.5	Indenture, dated as of May 23, 2018, by and between Centene Escrow I Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 5.375% Senior Notes due 2026 (including Form of Global Note attached thereto).		8-K	May 23, 2018	4.1

4.6	First Supplemental Indenture, dated as of July 1, 2018, by and between Centene Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.		8-K	July 2, 2018	4.2

10.1	*	2000 Stock Plan of Centene Corporation		S-1	October 9, 2001	10.12

10.2	*	2002 Employee Stock Purchase Plan, As Amended and Restated	X

10.3	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan		8-K	April 30, 2010	10.1

10.4	*	2012 Stock Incentive plan, as Amended		8-K	April 27, 2017	10.1

10.5	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.6	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan	X

10.7	*	Centene Corporation 2007 Long-Term Incentive Plan		8-K	April 26, 2007	10.2

10.8	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.9	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.9a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.9b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.9c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.9d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.9e'	*	Amendment No. 5 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	December 14, 2016	10.1

10.9f	*	Amendment No. 6 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	February 4, 2019	10.1

10.10	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.10a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.10b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.11	*	Form of Non-statutory Stock Option Agreement (Non-Employees)		8-K	July 28, 2005	10.3

10.12	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.13	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.14	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.15	*	Form of Stock Appreciation Right Agreement		8-K	July 28, 2005	10.6

10.16	*	Form of Restricted Stock Agreement		10-Q	October 25, 2005	10.8

10.17	*	Form of Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.13

10.18	*	Form of Restricted Stock Unit Agreement #2		10-K	February 21, 2017	10.20

10.19	*	Form of Restricted Stock Unit Agreement #3	X

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.20

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 22, 2016	10.21

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #3		10-K	February 21, 2017	10.23

10.23	*	Form of Long-Term Incentive Plan Agreement #1		8-K	February 7, 2008	10.1

10.24	*	Form of Long-Term Incentive Plan Agreement #2		10-K	February 21, 2017	10.25

10.25		Credit Agreement, dated as of March 24, 2016, by and among Centene Corporation, the various financial institutions party thereto and Wells Fargo Bank, National Association		8-K	March 24, 2016	10.1

10.25a
Amended and Restated Credit Agreement, dated as of December 14, 2017, to the Credit Agreement dated as of March 24, 2016, among Centene Corporation, the lenders party thereto and Wells Fargo Bank, National Association
				10-K	February 20, 2018	10.24a

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-217634, 333-210376, 333-197737, 333-180976, 333-108467, and 333-90976) and on Form S-3 (File Numbers 333-217636 and 333-209252)
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2019.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 19, 2019.

Signature	Title

/s/ Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)
Michael F. Neidorff

/s/ Jeffrey A. Schwaneke	Executive Vice President and Chief Financial Officer (principal financial officer)
Jeffrey A. Schwaneke

/s/ Christopher R. Isaak	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Christopher R. Isaak

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ Robert K. Ditmore	Director
Robert K. Ditmore

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ John R. Roberts	Director
John R. Roberts

/s/ David L. Steward	Director
David L. Steward

/s/ Tommy G. Thompson	Director
Tommy G. Thompson