Form 10-Q
period 2019-03-31
CENTENE CORP
filed 2019-04-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

As of April 12, 2019, the registrant had 413,320,160 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof). We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our proposed acquisition (the WellCare Transaction) of WellCare Health Plans, Inc. (WellCare), our recent acquisition (the Fidelis Care Acquisition) of substantially all the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York ( Fidelis Care), investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A. “Risk Factors.”

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including but not limited to:

•
the risk that regulatory or other approvals required for the WellCare Transaction may be delayed or not obtained or are obtained subject to conditions that are not anticipated that could require the exertion of management's time and our resources or otherwise have an adverse effect on us;

•	the risk that our stockholders do not approve the issuance of shares of Centene common stock in the WellCare Transaction;

•	the risk that WellCare's stockholders do not adopt the merger agreement (the Merger Agreement);

•
the possibility that certain conditions to the consummation of the WellCare Transaction will not be satisfied or completed on a timely basis and, accordingly, the WellCare Transaction may not be consummated on a timely basis or at all;

•	uncertainty as to the expected financial performance of the combined company following completion of the WellCare Transaction;

•	the possibility that the expected synergies and value creation from the WellCare Transaction will not be realized, or will not be realized within the expected time period;

•
the exertion of management's time and the Company's resources, and other expenses incurred and business changes required, in connection with any regulatory, governmental or third party consents or approvals for the WellCare Transaction;

•
the risk that unexpected costs will be incurred in connection with the completion and/or integration of the WellCare Transaction or that the integration of WellCare will be more difficult or time consuming than expected;

•
the risk that potential litigation in connection with the WellCare Transaction may affect the timing of the WellCare Transaction, cause it not to close at all, or result in significant costs of defense, indemnification and liability;

•	unexpected costs, charges or expenses resulting from the WellCare Transaction;

•	the possibility that competing offers will be made to acquire WellCare;

•	the inability to retain key personnel;

•
disruption from the announcement, pendency and/or completion of the WellCare Transaction, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;

•	the risk that, following the WellCare Transaction, the combined company may not be able to effectively manage its expanded operations;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

i

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased healthcare costs;

•	changes in economic, political or market conditions;

•
changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (ACA) and any regulations enacted thereunder that may result from changing political conditions or judicial actions, including the ultimate outcome of the District Court decision in "Texas v. United States of America" regarding the constitutionality of the ACA;

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

•	disruption caused by significant completed and pending acquisitions, including, among others, the Fidelis Care Acquisition, making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions, including among others, the Fidelis Care Acquisition;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses, including Fidelis Care, will not be integrated successfully;

•	the risk that, following the Fidelis Care Acquisition, we may not be able to effectively manage our expanded operations;

•	restrictions and limitations in connection with our indebtedness;

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

ii

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this report, as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently across periods. The Company uses the presented non-GAAP financial measures internally to allow management to focus on period-to-period changes in the Company's core business operations. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2019	2018

GAAP net earnings	$522	$340
Amortization of acquired intangible assets	65	39
Acquisition related expenses	18	21
Income tax effects of adjustments (1)	(20)	(14)
Adjusted net earnings	$585	$386

GAAP diluted earnings per share (EPS)	$1.24	$0.96
Amortization of acquired intangible assets (2)	0.12	0.09
Acquisition related expenses (3)	0.03	0.04
Adjusted Diluted EPS	$1.39	$1.09

(1)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(2)	The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.04 and $0.02 for the three months ended March 31, 2019 and 2018, respectively.

(3)	Acquisition related expenses per diluted share are net of an income tax benefit of $0.01 and $0.02 for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018

GAAP selling, general and administrative expenses	$1,609	$1,316
Acquisition related expenses	17	21
Adjusted selling, general and administrative expenses	$1,592	$1,295

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,345	$5,342
Premium and trade receivables	5,819	5,150
Short-term investments	697	722
Other current assets	755	784
Total current assets	13,616	11,998
Long-term investments	7,186	6,861
Restricted deposits	582	555
Property, software and equipment, net	1,800	1,706
Goodwill	6,981	7,015
Intangible assets, net	2,208	2,239
Other long-term assets	1,196	527
Total assets	$33,569	$30,901

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$7,381	$6,831
Accounts payable and accrued expenses	4,641	4,051
Return of premium payable	718	666
Unearned revenue	363	385
Current portion of long-term debt	40	38
Total current liabilities	13,143	11,971
Long-term debt	6,775	6,648
Other long-term liabilities	2,007	1,259
Total liabilities	21,925	19,878
Commitments and contingencies
Redeemable noncontrolling interests	10	10
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 419,058 issued and 413,305 outstanding at March 31, 2019, and 417,695 issued and 412,478 outstanding at December 31, 2018	—	—
Additional paid-in capital	7,491	7,449
Accumulated other comprehensive earnings (loss)	38	(56)
Retained earnings	4,185	3,663
Treasury stock, at cost (5,753 and 5,217 shares, respectively)	(174)	(139)
Total Centene stockholders’ equity	11,540	10,917
Noncontrolling interest	94	96
Total stockholders’ equity	11,634	11,013
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$33,569	$30,901
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Premium	$16,203	$11,903
Service	635	653
Premium and service revenues	16,838	12,556
Premium tax and health insurer fee	1,606	638
Total revenues	18,444	13,194
Expenses:
Medical costs	13,882	10,039
Cost of services	544	543
Selling, general and administrative expenses	1,609	1,316
Amortization of acquired intangible assets	65	39
Premium tax expense	1,659	546
Health insurer fee expense	—	171
Total operating expenses	17,759	12,654
Earnings from operations	685	540
Other income (expense):
Investment and other income	99	41
Interest expense	(99)	(68)
Earnings from operations, before income tax expense	685	513
Income tax expense	166	175
Net earnings	519	338
Loss attributable to noncontrolling interests	3	2
Net earnings attributable to Centene Corporation	$522	$340

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.26	$0.98
Diluted earnings per common share	$1.24	$0.96

Weighted average number of common shares outstanding:
Basic	412,924	347,843
Diluted	419,752	355,380

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net earnings	$519	$338
Change in unrealized gain (loss) on investments, net of tax	94	(52)
Foreign currency translation adjustments	—	1
Other comprehensive earnings (loss)	94	(51)
Comprehensive earnings	613	287
Comprehensive loss attributable to noncontrolling interests	3	2
Comprehensive earnings attributable to Centene Corporation	$616	$289

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three Months Ended March 31, 2019

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	522	—	—	(2)	520
Other comprehensive earnings, net of $30 tax	—	—	—	94	—	—	—	—	94
Common stock issued for employee benefit plans	1,363	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	536	(35)	—	(35)
Stock compensation expense	—	—	38	—	—	—	—	—	38
Balance, March 31, 2019	419,058	$—	$7,491	$38	$4,185	5,753	$(174)	$94	$11,634

Three Months Ended March 31, 2018

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2017	360,758	$—	$4,349	$(3)	$2,748	13,884	$(244)	$14	$6,864
Comprehensive Earnings:
Net earnings	—	—	—	—	340	—	—	1	341
Other comprehensive loss, net of ($16) tax	—	—	—	(51)	—	—	—	—	(51)
Common stock issued for acquisitions	—	—	210	—	—	(6,351)	114	—	324
Common stock issued for employee benefit plans	529	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	165	(9)	—	(9)
Stock compensation expense	—	—	33	—	—	—	—	—	33
Cumulative-effect of accounting guidance	—	—	—	—	16	—	—	—	16
Purchase of noncontrolling interests	—	—	(4)	—	—	—	—	—	(4)
Acquisition resulting in noncontrolling interests	—	—	—	—	—	—	—	62	62
Balance, March 31, 2018	361,287	$—	$4,592	$(54)	$3,104	7,698	$(139)	$77	$7,580

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$519	$338
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	155	104
Stock compensation expense	38	33
Deferred income taxes	23	30
Changes in assets and liabilities
Premium and trade receivables	(662)	(176)
Other assets	20	51
Medical claims liabilities	548	485
Unearned revenue	(22)	317
Accounts payable and accrued expenses	357	157
Other long-term liabilities	347	477
Other operating activities, net	(7)	30
Net cash provided by operating activities	1,316	1,846
Cash flows from investing activities:
Capital expenditures	(176)	(218)
Purchases of investments	(580)	(765)
Sales and maturities of investments	383	445
Acquisitions, net of cash acquired	—	(226)
Net cash used in investing activities	(373)	(764)
Cash flows from financing activities:
Proceeds from long-term debt	1,018	2,015
Payments of long-term debt	(927)	(1,491)
Common stock repurchases	(35)	(9)
Other financing activities, net	2	(2)
Net cash provided by financing activities	58	513
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,001	1,595
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	5,350	4,089
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$6,351	$5,684
Supplemental disclosures of cash flow information:
Interest paid	$87	$73
Income taxes paid	$6	$1
Equity issued in connection with acquisitions	$—	$324

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2019	2018
Cash and cash equivalents	$6,345	$5,668
Restricted cash and cash equivalents, included in restricted deposits	6	16
Total cash, cash equivalents, and restricted cash and cash equivalents	$6,351	$5,684

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2018. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2018 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2018 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2019 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

On December 12, 2018, our Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share and per share information presented in this Form 10-Q has been adjusted for the two-for-one stock split.

Recently Adopted Accounting Guidance

In February 2016, the FASB issued an ASU that introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. It is effective for annual and interim periods beginning after December 15, 2018. The Company adopted the new guidance in the first quarter of 2019 using the modified retrospective transition approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows an entity to not reassess lease classification for existing leases. The impact of the new guidance is further discussed in Note 8. Leases.

In August 2017, the FASB issued an ASU that amends the hedge accounting model to enable entities to better align the economics of risk management activities and financial reporting. In addition, the new standard enhances the understandability of hedge results and simplifies the application of hedge accounting in certain situations. The Company adopted the new guidance in the first quarter of 2019. The new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued an ASU that changes the period over which premiums on callable debt securities are amortized. The new standard requires the premiums on callable debt securities to be amortized to the earliest call date rather than to the contractual maturity date of the instrument. The new guidance more closely aligns the amortization period of premiums to expectations incorporated in the market pricing on the underlying securities. The Company adopted the new guidance in the first quarter of 2019. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. Acquisitions

WellCare Transaction

On March 26, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wellington Merger Sub I, Inc., a direct, wholly owned subsidiary of the Company (Merger Sub I), Wellington Merger Sub II, Inc., a direct, wholly owned subsidiary of the Company (Merger Sub II), and WellCare, providing for (i) the merger of Merger Sub I with and into WellCare (the First Merger), with WellCare continuing as the surviving corporation of the First Merger and a direct, wholly owned subsidiary of the Company (the Surviving Corporation), and (ii) immediately after the effective time of the First Merger (the First Effective Time), the merger of the Surviving Corporation with and into Merger Sub II (the Second Merger), with Merger Sub II continuing as the surviving corporation of the Second Merger and a direct, wholly owned subsidiary of the Company. At the First Effective Time, each share of common stock of WellCare issued and outstanding immediately prior to the First Effective Time will be automatically canceled and converted into the right to receive 3.38 of validly issued, fully paid and nonassessable shares of Centene common stock and $120.00 in cash, without interest. The WellCare transaction is valued at approximately $17.3 billion, including existing WellCare debt (based on the Centene closing stock price on March 25, 2019). The transaction is subject to approval by Centene and WellCare stockholders and is also conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions.

Fidelis Care Acquisition

On July 1, 2018, the Company acquired substantially all of the assets of Fidelis Care for approximately $3.6 billion of cash consideration, including a working capital adjustment. The purchase price continues to be subject to adjustments related to changes in working capital through June 2019, which will be settled subsequent to the second quarter of 2019. The Fidelis Care acquisition expanded the Company's scale and presence to New York State.

The acquisition of Fidelis Care was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The Company has completed its valuation procedures on cash and cash equivalents, restricted deposits, and property, software and equipment, but the valuation of all remaining assets and liabilities has not been finalized. The Company has performed preliminary valuation procedures on all assets acquired and liabilities assumed and accordingly has recorded provisional amounts, which are subject to adjustment. The Company is waiting on additional information related to certain liabilities and performing a detailed analysis on the valuation of premium and related receivables.

The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of July 1, 2018 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,001
Premium and related receivables	510
Other current assets	31
Restricted deposits	495
Property, software and equipment, net	48
Intangible assets (a)	956
Other long-term assets	1
Total assets acquired	4,042

Medical claims liability	1,210
Accounts payable and accrued expenses	258
Return of premium payable	123
Unearned revenue	115
Other long-term liabilities	300
Total liabilities assumed	2,006

Total identifiable net assets	2,036
Goodwill (b)	1,591
Total assets acquired and liabilities assumed	$3,627

The Company has made the following preliminary fair value adjustments based on information reviewed through March 31, 2019. Significant fair value adjustments are noted as follows:

(a)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The preliminary fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The Company has estimated the fair value of intangible assets to be $956 million with a weighted average life of 13 years. The identifiable intangible assets include customer relationships, trade names, provider contracts and developed technology.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$711	11
Trade name	196	20
Provider contracts	33	15
Developed technologies	16	2
Total intangible assets acquired	$956	13

(b)
The acquisition resulted in $1.6 billion of goodwill related primarily to synergies expected from the acquisition and the assembled workforce of Fidelis Care. All of the goodwill has been assigned to the Managed Care segment. The goodwill is deductible for income tax purposes.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$251	$1	$(1)	$251	$362	$1	$(2)	$361
Corporate securities	3,318	40	(16)	3,342	3,190	8	(52)	3,146
Restricted certificates of deposit	474	—	—	474	433	—	—	433
Restricted cash equivalents	6	—	—	6	8	—	—	8
Municipal securities	2,260	33	(3)	2,290	2,196	9	(18)	2,187
Asset-backed securities	728	3	(3)	728	686	1	(4)	683
Residential mortgage-backed securities	457	4	(6)	455	452	1	(9)	444
Commercial mortgage-backed securities	378	4	(2)	380	366	1	(6)	361
Private equity investments	402	—	—	402	387	—	—	387
Life insurance contracts	137	—	—	137	128	—	—	128
Total	$8,411	$85	$(31)	$8,465	$8,208	$21	$(91)	$8,138

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain private equity investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2019, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2019, the Company held certificates of deposit, life insurance contracts and private equity investments that did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3.8 years at March 31, 2019.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2019				December 31, 2018
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$1	$(1)	$172	$—	$59	$(2)	$202
Corporate securities	(4)	392	(12)	1,010	(27)	1,389	(25)	871
Municipal securities	—	74	(3)	496	(4)	591	(14)	806
Asset-backed securities	(2)	221	(1)	196	(2)	318	(2)	168
Residential mortgage-backed securities	—	12	(6)	241	(1)	61	(8)	233
Commercial mortgage-backed securities	—	72	(2)	129	(2)	137	(4)	140
Total	$(6)	$772	$(25)	$2,244	$(36)	$2,555	$(55)	$2,420

As of March 31, 2019, the gross unrealized losses were generated from 1,966 positions out of a total of 4,339 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	March 31, 2019				December 31, 2018
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$610	$609	$515	$515	$647	$646	$205	$205
One year through five years	3,112	3,130	67	67	3,026	2,998	351	350
Five years through ten years	2,477	2,512	—	—	2,387	2,362	—	—
Greater than ten years	67	69	—	—	88	89	—	—
Asset-backed securities	1,563	1,563	—	—	1,504	1,488	—	—
Total	$7,829	$7,883	$582	$582	$7,652	$7,583	$556	$555

Actual maturities may differ from contractual maturities due to call or prepayment options. Private equity investments and life insurance contracts are included in the five years through ten years category. Residential mortgage-backed securities and commercial mortgage-backed securities are included in the asset-backed securities category. The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

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

The following table summarizes fair value measurements by level at March 31, 2019, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$6,345	$—	$—	$6,345
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$149	$—	$—	$149
Corporate securities	—	3,342	—	3,342
Municipal securities	—	2,290	—	2,290
Asset-backed securities	—	728	—	728
Residential mortgage-backed securities	—	455	—	455
Commercial mortgage-backed securities	—	380	—	380
Total investments	$149	$7,195	$—	$7,344
Restricted deposits available for sale:
Cash and cash equivalents	$6	$—	$—	$6
Certificates of deposit	—	474	—	474
U.S. Treasury securities and obligations of U.S. government corporations and agencies	102	—	—	102
Total restricted deposits	$108	$474	$—	$582

Total assets at fair value	$6,602	$7,669	$—	$14,271
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$61	$—	$61
Total liabilities at fair value	$—	$61	$—	$61

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

The Company utilizes matrix-pricing services to estimate fair value for securities that are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s life insurance contracts and other private equity investments, which approximates fair value, was $539 million and $515 million as of March 31, 2019 and December 31, 2018, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Three Months Ended March 31,
	2019	2018
Balance, January 1	$6,831	$4,286
Less: Reinsurance recoverable	27	18
Balance, January 1, net	6,804	4,268
Acquisitions and purchase accounting adjustments	6	—
Incurred related to:
Current year	14,376	10,302
Prior years	(494)	(263)
Total incurred	13,882	10,039
Paid related to:
Current year	8,771	6,579
Prior years	4,560	2,970
Total paid	13,331	9,549
Balance at March 31, net	7,361	4,758
Plus: Reinsurance recoverable	20	13
Balance, March 31	$7,381	$4,771

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum health benefits ratio (HBR) and other return of premium programs, we recorded $8 million as an increase to premium revenues and $13 million as a reduction to premium revenues in the three months ended March 31, 2019 and 2018, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2019 was $5,569 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act

The Affordable Care Act contains risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions. The Company's net receivables (payables) for each of the ongoing programs are as follows ($ in millions):

	March 31, 2019	December 31, 2018
Risk adjustment	$(1,313)	$(928)
Minimum MLR	(341)	(265)
Cost sharing reductions	45	(50)

7. Debt

Debt consists of the following ($ in millions):

	March 31, 2019	December 31, 2018
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,005	1,005
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	1,800
Fair value of interest rate swap agreements	(61)	(95)
Total senior notes	6,344	6,310
Revolving credit agreement	357	284
Mortgage notes payable	57	57
Construction loan payable	78	63
Finance leases and other	49	47
Debt issuance costs	(70)	(75)
Total debt	6,815	6,686
Less current portion	(40)	(38)
Long-term debt	$6,775	$6,648

8. Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. Adoption of the new guidance resulted in the initial recognition of right-of-use (ROU) assets of $661 million, ROU lease liabilities of $774 million and the elimination of $113 million of straight-line lease liabilities.

The Company records ROU assets and liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2019, the Company recognized operating lease expense of $50 million.

The following table sets forth the ROU assets and liabilities as of March 31, 2019 ($ in millions):

March 31, 2019
Assets
ROU assets (recorded within other long-term assets)	$624

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$156
Long-term (recorded within other long-term liabilities)	583
Total ROU liabilities	$739

During the three months ended March 31, 2019, the Company reduced its ROU liabilities by $64 million for cash paid. In addition, new operating leases commenced resulting in the recognition of ROU assets and liabilities of $32 million, respectively. As of March 31, 2019, the Company had additional operating leases that have not yet commenced of $13 million. These operating leases will commence in 2019 with lease terms of 1 year to 5 years.

As of March 31, 2019, the weighted average remaining lease term of the Company's operating leases was 6.1 years. The ROU liabilities as of March 31, 2019 reflect a weighted average discount rate of 4.6%. Lease payments over the next five years and thereafter are as follows ($ in millions):

March 31, 2019
2019	$133
2020	181
2021	144
2022	102
2023	76
2024	57
Thereafter	148
Total lease payments	841
Less: imputed interest	(102)
Total ROU liabilities	$739

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except shares in thousands and per share data in dollars):

	Three Months Ended March 31,
	2019	2018

Earnings attributable to Centene Corporation	$522	$340

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	412,924	347,843
Common stock equivalents (as determined by applying the treasury stock method)	6,828	7,537
Weighted average number of common shares and potential dilutive common shares outstanding	419,752	355,380

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.26	$0.98
Diluted earnings per common share	$1.24	$0.96

The calculation of diluted earnings per common share for the three months ended March 31, 2019 and 2018 excludes the impact of 1.4 million and 9 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended March 31, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$17,687	$757	$—	$18,444
Total revenues from internal customers	35	2,449	(2,484)	—
Total revenues	$17,722	$3,206	$(2,484)	$18,444
Earnings from operations	$615	$70	$—	$685

Segment information for the three months ended March 31, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$12,449	$745	$—	$13,194
Total revenues from internal customers	25	2,231	(2,256)	—
Total revenues	$12,474	$2,976	$(2,256)	$13,194
Earnings from operations	$470	$70	$—	$540

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate and the defendants in those Related Actions have sought review by the California Supreme Court. It is not yet known whether the trial court will stay the Related Actions pending a decision from the California Supreme Court. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

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

A third shareholder derivative action was filed on December 14, 2018, by plaintiffs Carpenter Pension Fund of Illinois and Iron Workers Local 11 Pension Fund on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. This third derivative action repeats many of the allegations in the securities class action and the other derivative suits and adds additional allegations asserting violations of securities laws, breach of fiduciary duty, insider trading and unjust enrichment. On January 9, 2019, the Court consolidated the three derivative suits and established a schedule for determining lead plaintiff and lead counsel. On February 5, 2019, plaintiffs in the three derivative suits filed a consolidated amended complaint. Lead plaintiffs and counsel have been appointed. On February 22, 2019, the Company moved to stay the consolidated derivative action pending resolution of the Sanchez matter. That motion has not yet been decided.

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

Veterans Administration Matter

In October 2017, a CID was issued to Health Net Federal Services, LLC (HNFS) by the United States Department of Justice. The CID seeks documents and interrogatory responses concerning whether HNFS submitted, or caused to be submitted, excessive, duplicative or otherwise improper claims to the U.S. Department of Veterans Affairs (VA) under a contract to provide healthcare coordination services for veterans. The contract began in late 2014 and ended September 30, 2018. In 2016, modifications to the contract were made to allow for possible duplicate billings with a reconciliation period at the end of the contract term. The Company is complying with the CID and believes it has met its contractual obligations. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter. This matter is separate from the negotiated settlements with the VA in connection with the contract expiration on September 30, 2018.

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff voluntarily filed a First Amended Complaint that removed Steven Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. On November 21, 2018, the Court granted in part and denied in part the Company's motion to dismiss. Plaintiff Cynthia Harvey filed a Third Amended Complaint, on November 28, 2018, against Centene Management Company and Coordinated Care Corporation ("Defendants"), both subsidiaries of the Company. Defendants filed an answer on December 12, 2018. Class certification discovery is occurring. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position and results of operations.

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

Our insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium. The Affordable Care Act (ACA) imposed the HIF in 2018, however the HIF was suspended in 2019. In 2018, the Company recognized revenue for reimbursement of the HIF, including the “gross-up” to reflect the non-deductibility of the HIF. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations. Due to the size of the HIF fee, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the moratorium in 2019.

On December 12, 2018, the Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share and per share information presented in this Form 10-Q has been adjusted for the two-for-one stock split.

WellCare Transaction

On March 26, 2019, we entered into a definitive merger agreement (the Merger Agreement) with WellCare Health Plans, Inc., (WellCare) under which Centene will acquire all of the issued and outstanding shares of WellCare (the WellCare Transaction). Under the terms of the agreement, at the closing of the transaction, WellCare common stock will be automatically canceled and converted into the right to 3.38 of validly issued, fully paid, nonassessable shares of Centene common stock and $120.00 in cash, without interest. The transaction is valued at approximately $17.3 billion, including the existing WellCare debt (based on the Centene closing stock price on March 25, 2019), and is expected to close in the first half of 2020. The transaction is subject to approval by Centene and WellCare stockholders and is also conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions. We have an $8.4 billion financing commitment, but intend to fund the cash portion of the acquisition primarily through debt financing in advance of the closing date.

Fidelis Care Acquisition

On July 1, 2018, we acquired substantially all of the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) for approximately $3.60 billion of cash consideration, including a working capital adjustment. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the acquisition of Fidelis Care.

Regulatory Trends and Uncertainties

The United States government, politicians, and healthcare experts continue to discuss and debate various elements of the United States healthcare payment model. From the constitutionality of the Affordable Care Act, to Medicare for All (single payer), to pharmacy pricing structures, all areas of healthcare are being challenged to assure adequate healthcare is delivered to all segments of the population.

During this time of deliberation, the Company remains focused on the promise of delivering access to quality, affordable healthcare to all of its members and believes it is well positioned to meet the needs of the changing healthcare landscape. We have more than three decades of experience, spanning six presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the Federal government to under-insured and uninsured families, commercial organizations and military families. This expertise has allowed us to deliver cost effective services to our government sponsors and our members. While healthcare experts maintain focus on personalized healthcare technology, we continue to make strategic decisions to accelerate development of new software platforms and analytical capabilities, including meaningful investments in RxAdvance, Interpreta and Casenet. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

First Quarter 2019 Highlights

Our financial performance for the first quarter of 2019 is summarized as follows:

•	Managed care membership of 14.7 million, an increase of 1.8 million members, or 14% year-over-year.

•	Total revenues of $18.4 billion, representing 40% growth year-over-year.

•	Health benefits ratio of 85.7%, compared to 84.3% for the first quarter of 2018.

•	SG&A expense ratio of 9.6%, compared to 10.5% for the first quarter of 2018.

•	Adjusted SG&A expense ratio of 9.5%, compared to 10.3% for the first quarter of 2018.

•	Operating cash flows of $1.3 billion.

•	Diluted earnings per share (EPS) for the first quarter of 2019 of $1.24, compared to $0.96 for the first quarter of 2018.

•	Adjusted Diluted EPS for the first quarter of 2019 of $1.39, compared to $1.09 for the first quarter of 2018.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2019	2018
GAAP diluted EPS	$1.24	$0.96
Amortization of acquired intangible assets	0.12	0.09
Acquisition related expenses	0.03	0.04
Adjusted Diluted EPS	$1.39	$1.09
The following items contributed to our revenue and membership growth over the last year:

•
Arizona. In October 2018, our Arizona subsidiary, Health Net Access, began providing physical and behavioral healthcare services under a new integrated contract through the Arizona Health Care Cost Containment System Complete Care program in the Central region and the Southern region.

•
Arkansas. In February 2018, our Arkansas subsidiary, Arkansas Total Care, began managing a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities. Arkansas Total Care assumed full-risk on this population in March 2019.

•
CMG. In March 2018, we completed the acquisition of Community Medical Holdings Corp., d/b/a Community Medical Group (CMG), an at-risk primary care provider serving Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Miami-Dade County, Florida.

•
Correctional. In February 2019, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of the Metropolitan Detention Center located in Albuquerque, New Mexico. In December 2018, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of Volusia County detention facilities located near Daytona, Florida. In April 2018, we completed the acquisition of MHM Services Inc. (MHM), a national provider of healthcare and staffing services to correctional systems and other government agencies. Under the terms of the agreement, Centene also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between Centene and MHM.

•
Fidelis Care. In July 2018, we completed the acquisition of substantially all of the assets of Fidelis Care for $3.6 billion of cash consideration, making Fidelis Care Centene's health plan in New York State.

•
Florida. In December 2018, our Florida subsidiary, Sunshine Health, began providing physical and behavioral healthcare services through Florida's Statewide Medicaid Managed Care Program under its new five year contract which was implemented for all 11 regions by February 2019.

•
Illinois. In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. Implementation dates varied by region and the contract was fully implemented statewide in April 2018.

•	Interpreta. In March 2018, we acquired an additional 61% ownership in Interpreta Holdings, Inc. (Interpreta), a clinical and genomics data analytics business, bringing our total ownership to 80%.

•
Health Insurance Marketplace. In January 2019, we expanded our offerings in the 2019 Health Insurance Marketplace. We entered Pennsylvania, North Carolina, South Carolina and Tennessee, and expanded our footprint in six existing markets: Florida, Georgia, Indiana, Kansas, Missouri and Texas.

•	Kansas. In January 2019, our Kansas subsidiary, Sunflower Health Plan, continued providing managed care services to KanCare beneficiaries statewide under a new contract.

•	New Mexico. In January 2019, our New Mexico subsidiary, Western Sky Community Care, began operating under a new statewide contract in New Mexico for the Centennial Care 2.0 Program.

•
Pennsylvania. In January 2019, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, began serving enrollees in the Community HealthChoices program in the Southeast region as part of the statewide contract that is expected to be fully implemented statewide by January 2020.

•	Primero Salud. In December 2018, our Spanish subsidiary, Primero Salud, acquired 89% of Torrejón Salud, a public-private partnership in the Community of Madrid.

•
RxAdvance. In March 2018, we made a 25% equity method investment in RxAdvance (RxA), a full-service pharmacy benefit manager (PBM), and expect to use its platform to improve health outcomes and reduce avoidable drug-impacted medical and administrative costs. This partnership includes both a customer relationship and a strategic investment in RxAdvance. As part of the initial transaction, Centene has certain rights to expand its equity investment in the future. In May 2018, we made an additional investment in RxAdvance, bringing the total ownership to 28%. In September 2018, we made an additional investment in convertible preferred stock. In 2018, we began moving our health plans onto the RxAdvance pharmacy platform, beginning with the transition of our Mississippi health plan in November 2018.

The growth items listed above were partially offset by the following items:

•
Beginning January 1, 2019, Health Net of Arizona, Inc. began discontinuing and non-renewing all of its Employer Group plans for small and large business groups in Arizona. The effective date of coverage termination for existing groups is dependent on remaining renewals; however, coverage will no longer be provided to any group policyholders and/or members after December 31, 2019.

•	Beginning in July 2018, we no longer serve correctional healthcare members in Massachusetts.

•	Effective October 2018, we no longer provide healthcare coordination services to veterans under the Patient-Centered Community Care and Veterans Choice Programs.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the full year benefit in 2019 of acquisitions, investments, and business commenced during 2018 and 2019, as discussed above.

•
In April 2019, we completed the acquisition of QCA Health Plan, Inc. and QualChoice Life and Health Insurance Company, Inc. The acquisition expands our footprint in Arkansas by adding additional members primarily through Commercial products.

•
In March 2019, we signed a definitive Merger Agreement to acquire all of the issued and outstanding shares of WellCare Health Plans, Inc. The transaction is valued at approximately $17.3 billion (based on the Centene closing stock price on March 25, 2019) and is expected to close in the first half of 2020. The transaction is subject to approval by Centene and WellCare stockholders and is also conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions.

•
In March 2019, our New Hampshire subsidiary, NH Healthy Families, was awarded a contract to continue providing Medicaid services to enrollees statewide under a new five-year contract, which is expected to commence September 1, 2019.

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

•
In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. Implementation dates varied by region and the contract was fully implemented statewide in April 2018. The new contract will also include children who are in need through the Department of Children and Family Services/Youth in Care by the Illinois Department of Healthcare and Family Services and Foster Care. These additional products are expected to be implemented in 2019 or 2020.

MEMBERSHIP

From March 31, 2018 to March 31, 2019, we increased our managed care membership by 1,841,400, or 14%. The following table sets forth our membership by line of business:

	March 31, 2019	December 31, 2018	March 31, 2018
Medicaid:
TANF, CHIP & Foster Care	7,491,100	7,356,200	5,776,600
ABD & LTSS	1,036,200	1,002,100	866,000
Behavioral Health	56,000	36,500	454,500
Total Medicaid	8,583,300	8,394,800	7,097,100
Commercial	2,472,700	1,978,000	2,161,200
Medicare (1)	393,900	416,900	343,400
Correctional	153,200	151,300	157,300
Total at-risk membership	11,603,100	10,941,000	9,759,000
TRICARE eligibles	2,855,800	2,858,900	2,851,500
Non-risk membership	211,900	219,700	218,900
Total	14,670,800	14,019,600	12,829,400

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	March 31, 2019	December 31, 2018	March 31, 2018
Dual-eligible (2)	625,600	598,200	438,200
Health Insurance Marketplace	1,968,700	1,459,100	1,603,800
Medicaid Expansion	1,312,100	1,262,100	1,057,400

(2) Membership includes dual-eligible ABD & LTC and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2019 and 2018, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2019 and 2018 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2019	2018	% Change 2018-2019
Premium	$16,203	$11,903	36%
Service	635	653	(3)%
Premium and service revenues	16,838	12,556	34%
Premium tax and health insurer fee	1,606	638	152%
Total revenues	18,444	13,194	40%
Medical costs	13,882	10,039	38%
Cost of services	544	543	—%
Selling, general and administrative expenses	1,609	1,316	22%
Amortization of acquired intangible assets	65	39	67%
Premium tax expense	1,659	546	204%
Health insurer fee expense	—	171	n.m.
Earnings from operations	685	540	27%
Investment and other income (expense), net	—	(27)	n.m.
Earnings from operations, before income tax expense	685	513	34%
Income tax expense	166	175	(5)%
Net earnings	519	338	54%
Loss attributable to noncontrolling interests	3	2	50%
Net earnings attributable to Centene Corporation	$522	$340	54%
Diluted earnings per common share attributable to Centene Corporation	$1.24	$0.96	29%

n.m.: not meaningful

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total Revenues

The following table sets forth supplemental revenue information for the three months ended March 31, ($ in millions):

	2019	2018	% Change 2018-2019
Medicaid	$12,608	$8,205	54%
Commercial	3,645	3,063	19%
Medicare (1)	1,382	1,162	19%
Other	809	764	6%
Total Revenues	$18,444	$13,194	40%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 40% in the three months ended March 31, 2019 over the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, expansions and new programs in many of our states in 2018 and 2019, including Florida, Illinois, New Mexico, and Pennsylvania, and growth in the Health Insurance Marketplace business in 2019. Total revenues also increased due to pass through payments, including approximately $500 million from the State of California and approximately $435 million from the State of New York, that were recorded in premium tax revenue and premium tax expense. These increases were partially offset by the health insurer fee moratorium in 2019. During the three months ended March 31, 2019, we received premium rate adjustments that yielded a net 1% composite change across all of our markets.

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

The HBR for the three months ended March 31, 2019 was 85.7%, compared to 84.3% in the same period in 2018. The acquisition of Fidelis Care and the impact of the health insurer fee moratorium in 2019 accounted for 130 basis points of the increase.

Cost of Services

Cost of services increased by $1 million in the three months ended March 31, 2019 to the corresponding period in 2018. The cost of services increase is primarily attributable to growth in our correctional services business, including the acquisition of MHM, partially offset by the Veterans Affairs contract expiration, effective October 2018.

The cost of service ratio for the three months ended March 31, 2019, was 85.7%, compared to 83.2% in the same period in 2018. The increase in the cost of service ratio was due to lower margins associated with our federal services business, partially offset by growth in our correctional services business resulting from the acquisition of MHM, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $293 million in the three months ended March 31, 2019, compared to the corresponding period in 2018. The SG&A increase was primarily attributable to the acquisition of Fidelis Care, expansions and new programs in many of our states in 2018 and 2019, and growth in the Health Insurance Marketplace business.

The SG&A expense ratio was 9.6% for the first quarter of 2019, compared to 10.5% in the first quarter of 2018. The Adjusted SG&A expense ratio was 9.5% for the first quarter of 2019, compared to 10.3% in the first quarter of 2018. The SG&A and Adjusted SG&A expense ratios both decreased due to the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio.

Health Insurer Fee Expense

As a result of the HIF moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record HIF expense for the three months ended March 31, 2019, compared to $171 million in the corresponding period in 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2019	2018
Investment and other income	$99	$41
Interest expense	(99)	(68)
Other income (expense), net	$—	$(27)

Investment and other income increased by $58 million in the three months ended March 31, 2019 compared to the corresponding period in 2018. This reflects increased investment balances over 2018, including the impact of higher investment balances as a result of the Fidelis Care acquisition, higher interest rates and improved performance associated with our deferred compensation investment portfolio, which fluctuates with its underlying investments. The earnings from our deferred compensation portfolio were substantially offset by increases in deferred compensation expense, recorded in SG&A expense. Interest expense increased by $31 million in the three months ended March 31, 2019, compared to the corresponding period in 2018, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition, and the effect of our interest rate swaps.

Income Tax Expense

For the three months ended March 31, 2019, we recorded income tax expense of $166 million on pre-tax earnings of $685 million, or an effective tax rate of 24.2%, which reflects the impact of the health insurer fee moratorium and a 150 basis point reduction due to the favorable resolution of an outstanding audit. For the three months ended March 31, 2018, we recorded income tax expense of $175 million on pre-tax earnings of $513 million, or an effective tax rate of 34.1%, which reflects the non-deductibility of the health insurer fee.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2019	2018	% Change 2018-2019
Total Revenues
Managed Care	$17,722	$12,474	42%
Specialty Services	3,206	2,976	8%
Eliminations	(2,484)	(2,256)	(10)%
Consolidated Total	$18,444	$13,194	40%
Earnings from Operations
Managed Care	$615	$470	31%
Specialty Services	70	70	—%
Consolidated Total	$685	$540	27%

Managed Care

Total revenues increased 42% in the three months ended March 31, 2019, compared to the corresponding period in 2018, primarily as a result of the acquisition of Fidelis Care, expansions, new programs, and growth in many of our states, particularly Florida, Illinois, Pennsylvania, and Texas, including growth in the Health Insurance Marketplace business. Total revenues also increased due to pass through payments, including approximately $500 million from the State of California and approximately $435 million from the State of New York, that were recorded in premium tax revenue and premium tax expense. These increases were partially offset by the health insurer fee moratorium in 2019. Earnings from operations increased $145 million between years primarily as a result of the acquisition of Fidelis Care and growth in the Health Insurance Marketplace business, partially offset by the health insurer fee moratorium in 2019.

Specialty Services

Total revenues increased 8% in the three months ended March 31, 2019, compared to the corresponding period in 2018, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions, partially offset by the Veterans Affairs contract expiration, effective October 2018. Earnings from operations in the three months ended March 31, 2019, was consistent with the corresponding period in 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$1,316	$1,846
Net cash used in investing activities	(373)	(764)
Net cash provided by financing activities	58	513
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,001	$1,595

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1.3 billion in the three months ended March 31, 2019 compared to $1.8 billion in the comparable period in 2018. The cash provided by operating activities in 2019 was due to net earnings, an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business and the commencement or expansion of the Arkansas, Florida, Pennsylvania and New Mexico health plans, and an increase in other long-term liabilities, driven by the recognition of the risk adjustment payable for Health Insurance Marketplace in 2019. Cash flows from operations were partially offset by an increase in premium and trade receivables of $662 million, primarily due to a delay in payment from one of our state customers.

Cash flows provided by operations in 2018 was primarily due to net earnings, an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business, and an increase in other long-term liabilities, driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2018. Cash provided by operations was also driven by increases in unearned revenue, due to several April capitation payments received in March.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $373 million for the three months ended March 31, 2019, and $764 million in the comparable period in 2018. Cash flows used in investing activities in 2019 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

Cash flows used in investing activities in 2018 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), the acquisition of CMG, the investment in RxA, and capital expenditures.

We spent $176 million and $218 million in the three months ended March 31, 2019 and 2018, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of March 31, 2019, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. We had unregulated cash and investments of $507 million at March 31, 2019, compared to $478 million at December 31, 2018.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $58 million in the three months ended March 31, 2019, compared to a $513 million in the comparable period in 2018. During 2019 and 2018, our net financing activities primarily related to increased borrowings on our revolving credit agreement.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of March 31, 2019, we had $357 million borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of March 31, 2019, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of March 31, 2019, we had $78 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $52 million as of March 31, 2019, which were not part of our revolving credit facility. We also had letters of credit for $27 million (valued at the March 31, 2019 conversion rate), or €24 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 0.9% as of March 31, 2019. In addition, we had outstanding surety bonds of $596 million as of March 31, 2019.

The indentures governing our various maturities of senior notes contain restrictive covenants of Centene Corporation. As of March 31, 2019, we were in compliance with all covenants.

At March 31, 2019, we had working capital, defined as current assets less current liabilities, of $473 million, compared to $27 million at December 31, 2018. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2019, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.9%, compared to 37.8% at December 31, 2018. Excluding the $135 million non-recourse mortgage note and construction loan, our debt to capital ratio was 36.5% as of March 31, 2019, compared to 37.4% at December 31, 2018. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2019 Expectations

During the remainder of 2019, we expect to make net capital contributions to our insurance subsidiaries of approximately $197 million associated with our growth and spend approximately $530 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2019 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

In addition, on March 26, 2019, we entered into a definitive Merger Agreement with WellCare, under which Centene will acquire all of the issued and outstanding shares of WellCare. Under the terms of the agreement, at the closing of the transaction, WellCare common stock will be automatically canceled and converted into the right to 3.38 of validly issued, fully paid, nonassessable shares of Centene common stock and $120.00 in cash, without interest, for each share of WellCare common stock. The transaction is valued at approximately $17.3 billion, including existing WellCare debt (based on the Centene closing stock price on March 25, 2019), and is expected to close in the first half of 2020. The transaction is subject to approval by Centene and WellCare stockholders and is also conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions. We have an $8.4 billion financing commitment, but intend to fund the cash portion of the acquisition primarily through debt financing in advance of the closing date.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of March 31, 2019, our subsidiaries had aggregate statutory capital and surplus of $7,846 million, compared with the required minimum aggregate statutory capital and surplus requirements of $3,563 million. During the three months ended March 31, 2019, we received $21 million of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2019, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of March 31, 2019, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $3,563 million in the aggregate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2019, we had short-term investments of $697 million and long-term investments of $7,768 million, including restricted deposits of $582 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2019, the fair value of our fixed income investments would decrease by approximately $253 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2019, the fair value of our debt would decrease by approximately $95 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company. Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our” or similar terms and “Centene” (i) prior to the closing of the WellCare Transaction, refer to Centene Corporation, together with its consolidated subsidiaries, without giving effect to the WellCare Transaction, and (ii) upon and after the closing of the WellCare Transaction, refer to us, after giving effect to the WellCare Transaction.

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our financial position, results of operations and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging around 59%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may continue to put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, VA, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our Health Benefits Ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses, new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the ACA, including the repeal of the ACA's individual mandate in the Tax Cuts and Jobs Act of 2017 (TCJA).

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The federal government paid the entire cost for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of March 31, 2019, 36 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. On August 1, 2018, the U.S. HHS issued a final rule permitting the duration of short-term health insurance plans to be extended up to 36 months in total. The final rule, which went into effect on October 2, 2018, is currently being challenged at the state level and in pending litigation against the current administration. Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations. This final rule allows more employer groups and associations to form AHPs based upon common geography and industry sector. In July 2018, twelve states' attorneys general filed suit against the current administration in the U.S. District Court in Washington D.C. to block the final rule. On March 29, 2019, the Court struck down the U.S. Department of Labor’s final rule as inconsistent with current law under ERISA. Short-term health insurance plans and AHPs often provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations.

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

The HHS has stated that it will consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. States must provide a choice between at least two qualified health plans and offer very similar benefits as those available in the Health Insurance Marketplaces. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning January 1, 2014. Several states have obtained Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law. In addition, many states are pursuing Section 1115 waivers regarding eligibility criteria, benefits and cost-sharing, and provider payments across their Medicaid programs.

Each administration has some discretion over which waivers to approve and encourage, however, that discretion is not unlimited. Litigation challenging previous waiver approvals in Kentucky and Arkansas is ongoing. Section 1115 waiver activity is expected to continue both through administrative actions and the courts.

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

Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the current administration could continue to propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations. Most recently, a December 2018 partial summary judgment ruling in Texas v. United States of America held that the ACA’s individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid. This ruling is being appealed and the ACA remains in effect until the appeal is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration or the outcome of the lawsuit cannot be predicted.

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

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premium back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Factors that may impact the amount of premium returned to the state include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. For example, under the ACA, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and Star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan. Additionally, CMS issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS’ efforts to streamline the Medicaid and CHIP managed care regulatory framework and to pursue a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care. Public comments were due by January 14, 2019. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act (FCPA). Our failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

Our businesses providing pharmacy benefit management (PBM) and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows.

We provide PBM and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. We also conduct business as a mail order pharmacy and specialty pharmacy, which subjects these businesses to extensive federal, state and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

Our PBM and specialty pharmacy businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, including with respect to the structuring of rebates and pricing of new specialty and generic drugs. In addition, our PBM and specialty pharmacy businesses could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the authorization, compounding, packaging and distribution of pharmaceuticals and other healthcare products. Disruptions at any of our mail order or specialty pharmacies due to an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial position and cash flows.

If any of our government contracts are terminated or are not renewed on favorable terms or at all, or if we receive an adverse finding or review resulting from an audit or investigation, our business may be adversely affected.

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance or entitlement programs. We provide these and other healthcare services under contracts with government entities in the areas in which we operate. Our government contracts are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When our contracts with government entities expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment and agreement to maintain a Medicare plan in the state and financial standards, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality Star ratings; or required changes to the way we do business. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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

A number of our health plans rely on other state-operated systems or subcontractors to qualify, solicit, educate and assign eligible members into managed care plans. The effectiveness of these state operations and subcontractors can have a material effect on a health plan’s enrollment in a particular month or over an extended period. When a state implements either new programs to determine eligibility or new processes to assign or enroll eligible members into health plans, or when it chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care plans.

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

Our growth strategy includes, without limitation, the acquisition and expansion of health plans participating in government sponsored healthcare programs and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. We continue to pursue opportunistic acquisitions to expand into new geographies and complementary business lines as well as to augment existing operations, and we may be in discussions with respect to one or multiple targets at any given time. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected or may not achieve timely profitability. We also face the risk that we will not be able to effectively integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems and we may need to divert more management resources to integration than we planned.

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

In addition, HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. The HHS Office for Civil Rights received $28.7 million from enforcement actions in 2018, surpassing the previous record of $23.5 million from 2016 by 22 percent. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

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

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of acquisitions if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of acquired businesses with ours are not realized, or if the transaction costs related to the acquisitions and integrations are greater than expected or if any financing related to the acquisitions is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

We may be unable to successfully integrate our business with the assets acquired in the Fidelis Care Acquisition, and realize the anticipated benefits of the Fidelis Care Acquisition.
We completed the Fidelis Care Acquisition on July 1, 2018. The success of the Fidelis Care Acquisition will depend, in part, on our ability to successfully combine the businesses of Centene and Fidelis Care and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

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

As of March 31, 2019, we had consolidated indebtedness of approximately $6,815 million. We may further increase our indebtedness in the future. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

As of March 31, 2019, we held $2.7 billion notional amount of interest rate swaps that use the London interbank offered rate (LIBOR) as a reference rate and borrowings under our revolving credit agreement bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

The WellCare Transaction may not occur, and if it does, it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the WellCare Transaction will occur and will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP) during the second year after the consummation of the WellCare Transaction, this expectation is based on assumptions about our and WellCare’s business and preliminary estimates, which may change materially. Certain other amounts to be paid in connection with the WellCare Transaction may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the WellCare Transaction and cause a decrease in the market price of our common stock. In addition, the WellCare Transaction may not occur or we could encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the WellCare Transaction, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the WellCare Transaction and cause a decrease in the market price of our common stock.

The merger with WellCare is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger with WellCare could have material adverse effects on our business.

The completion of the merger is subject to a number of conditions, including, among others, the adoption of the Merger Agreement by WellCare’s stockholders, the approval of the issuance of the shares of our common stock forming part of the merger consideration by our stockholders, the receipt of U.S. federal antitrust clearance and certain other required regulatory approvals, the absence of any law or order prohibiting the consummation of the mergers or the issuance of the shares of our common stock forming part of the merger consideration, the effectiveness of a registration statement covering the issuance of shares of our common stock to the stockholders of WellCare, the absence of a material adverse effect on us or WellCare, and other conditions customary for a transaction of this type, which make the completion of the WellCare Transaction and timing thereof uncertain. Also, the Merger Agreement contains certain termination rights for both us and WellCare, including (i) if the WellCare Transaction is not consummated on or before the "outside date" of March 26, 2020 (subject to an automatic extension to August 26, 2020 under certain circumstances), (ii) if the required approval of our stockholders or WellCare stockholders is not obtained, (iii) subject to compliance with certain terms of the Merger Agreement, in order to enter into a definitive agreement with respect to a superior proposal, (iv) if the other party willfully breaches its non-solicitation obligations in the Merger Agreement, (v) if the other party materially breaches its representations, warranties or covenants and fails to cure such breach, (vi) if any law or order prohibiting the WellCare Transaction or the issuance of the shares of our common stock forming part of the merger consideration has become final and non-appealable or (vii) if the board of directors of the other party changes its recommendation in favor of the WellCare Transaction.
If the WellCare Transaction is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits that we could have realized had the WellCare Transaction been completed, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•	we could owe substantial termination fees to WellCare under certain circumstances;

•
if the Merger Agreement is terminated and our board of directors (Board) seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into any transaction on terms equivalent to or more attractive than the terms that we and WellCare have agreed to in the Merger Agreement;

•	time and resources committed by our management to matters relating to the WellCare Transaction could otherwise have been devoted to pursuing other beneficial opportunities;

•	we may experience negative reactions from the financial markets or from our customers or employees; and

•	we will be required to pay our costs relating to the WellCare Transaction, such as legal, accounting, financial advisory and printing fees, whether or not the WellCare Transaction is completed.
Upon termination of the Merger Agreement, we will be required to pay to WellCare (i) a termination fee of $757 million, which increases to $908 million if such termination occurs after May 10, 2019, in connection with our acceptance of a superior proposal or a change of recommendation related thereto, (ii) a termination fee of $955 million if our Board changes its recommendation in connection with an intervening event, (iii) a termination fee of $908 million in the event we willfully breach our nonsolicitation obligations in the Merger Agreement or (iv) a termination fee of $256 million if the required vote of our stockholders is not obtained. In addition, if we receive an acquisition proposal, the Merger Agreement is later terminated under certain circumstances and within twelve months after termination we enter into an agreement to sell more than 50% of our capital stock or assets, we will be required to pay WellCare a termination fee of $908 million less any termination fee paid pursuant to item (iv) above.
In the event the Merger Agreement is terminated (i) as a result of the failure of the mergers to occur on or before March 26, 2020 (subject to extension to August 26, 2020 under certain circumstances) due to the failure to achieve U.S. federal antitrust clearance or the other required regulatory approvals or (ii) as a result of a law or order prohibiting the mergers or the issuance of the shares of our common stock forming part of the merger consideration becoming final and non-appealable that relates to antitrust or other specified regulatory approvals, then, under certain circumstances, we will be required to pay WellCare a termination fee of $547 million.

In addition, if the WellCare Transaction is not completed, we could be subject to litigation related to any failure to complete the WellCare Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If any such risk materializes, it could adversely impact our ongoing business.

Similarly, delays in the completion of the WellCare Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the WellCare Transaction and cause us not to realize some or all of the benefits that we expect to achieve if the WellCare Transaction is successfully completed within its expected timeframe. We cannot assure you that the conditions to the closing of the WellCare Transaction will be satisfied or waived or that the WellCare Transaction will be consummated.

Centene and WellCare are each subject to business uncertainties and contractual restrictions while the WellCare Transaction is pending, which could adversely affect the business and operations of us or the combined company.

In connection with the pendency of the WellCare Transaction, it is possible that some customers, suppliers and other persons with whom we or WellCare has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or WellCare, as the case may be, as a result of the WellCare Transaction, which could negatively affect our current or the combined company’s future revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the WellCare Transaction is completed.

Under the terms of the Merger Agreement, each of Centene and WellCare are subject to certain restrictions on the conduct of its business prior to completing the merger with WellCare, which may adversely affect its ability to execute certain of its business strategies. Such limitations could adversely affect each party’s business and operations prior to the completion of the WellCare Transaction.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the WellCare Transaction.

The WellCare Transaction is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or the combined company or, if not obtained, could prevent completion of the WellCare Transaction.

Before the WellCare Transaction may be completed, any approvals, consents or clearances required in connection with the WellCare Transaction must have been obtained, in each case, under applicable law. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental authorities will consider the effect of the WellCare Transaction on competition within their relevant jurisdiction. Although we and WellCare have agreed in the Merger Agreement to use our reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain certain required consents, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained. In addition, the terms and conditions of the approvals, consents and clearances that are granted may impose conditions, terms, requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business and such conditions, terms, obligations or restrictions may delay completion of the WellCare Transaction or impose additional material costs on or materially limit the revenues of the combined company following the completion of the WellCare Transaction. Furthermore, such conditions or changes may constitute a burdensome condition that may allow us to terminate the Merger Agreement and we may exercise our right to terminate the Merger Agreement. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the WellCare Transaction.

Uncertainties associated with the WellCare Transaction may cause a loss of management personnel and other key employees, and we and WellCare may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

We and WellCare are each dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company’s success after the completion of the WellCare Transaction will depend in part upon the ability of each of us and WellCare to attract, motivate and retain key management personnel and other key employees. Prior to completion of the WellCare Transaction, current and prospective employees of each of us and WellCare may experience uncertainty about their roles within the combined company following the completion of the WellCare Transaction, which may have an adverse effect on the ability of each of us and WellCare to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the combined company will be able to attract, motivate or retain management personnel and other key employees of each of us and WellCare to the same extent that we and WellCare have previously been able to attract or retain their own employees.

Centene and WellCare may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the WellCare Transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Centene’s and WellCare’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the WellCare Transaction, then that injunction may delay or prevent the WellCare Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect Centene’s business, financial position and results of operation. Currently, Centene is not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the WellCare Transaction.

Completion of the WellCare Transaction may trigger change in control or other provisions in certain agreements to which WellCare or its subsidiaries are a party, which may have an adverse impact on the combined company’s business and results of operations.

The completion of the WellCare Transaction may trigger change in control and other provisions in certain agreements to which WellCare or its subsidiaries are a party. If we and WellCare are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and WellCare are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to WellCare or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.

The combined company may be unable to successfully integrate our business with WellCare and realize the anticipated benefits of the WellCare Transaction.

The success of the WellCare Transaction will depend, in part, on the combined company’s ability to successfully combine the businesses of Centene and WellCare, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of its common stock may be harmed. Additionally, as a result of the WellCare transaction, rating agencies may take negative actions against the combined company's credit ratings, which may increase the combined company's financing costs, including in connection with the financing of the WellCare Transaction.

The WellCare Transaction involves the integration of WellCare’s business with our existing business, which is expected to be a complex, costly and time-consuming process. We and WellCare have not previously completed a transaction comparable in size or scope to the WellCare Transaction. The integration may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the WellCare Transaction;

•	managing a larger combined company;

•	maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;

•	decreases in premiums paid under government sponsored healthcare programs by any state in which the combined company operates; and

•	unforeseen expenses or delays associated with the WellCare Transaction.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

We and WellCare have operated, and until completion of the WellCare Transaction will continue to operate, independently. We and WellCare are currently permitted to conduct only limited planning for the integration of the two companies following the WellCare Transaction and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration of WellCare with our business may result in additional or unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. These integration matters could have an adverse effect on (i) each of us and WellCare during this transition period and (ii) the combined company for an undetermined period after completion of the WellCare Transaction. In addition, any actual cost savings of the WellCare Transaction could be less than anticipated.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the WellCare Transaction.

Following the completion of the WellCare Transaction, the size of the combined company’s business will be significantly larger than the current size of our business. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. The combined company may not be successful or may not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the WellCare Transaction.

The combined company is expected to incur substantial expenses related to the completion of the WellCare Transaction and the integration of our business with WellCare.

The combined company is expected to incur substantial expenses in connection with the completion of the WellCare Transaction and the integration of our business with WellCare. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our businesses and WellCare will continue to maintain a presence in St. Louis, Missouri and Tampa, Florida, respectively. The substantial majority of these costs will be non-recurring expenses related to the WellCare Transaction (including financing of the WellCare Transaction), facilities and systems consolidation costs. The combined company may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel or key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the WellCare Transaction, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with the financing of the WellCare Transaction. These incremental transaction and acquisition-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

We will incur additional indebtedness to finance the WellCare Transaction.

In connection with the WellCare Transaction, we expect to incur significant additional indebtedness. The increased indebtedness of the combined company in comparison to ours on a historical basis could adversely affect us in a number of ways, including:

•	affecting our ability to pay or refinance debts as they become due during adverse economic, financial market and industry conditions;

•	requiring us to use a larger portion of cash flow for debt service, reducing funds available for other purposes;

•	causing us to be less able to take advantage of business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	affecting our ability to obtain additional financing;

•	decreasing our profitability and/or cash flow;

•	causing us to be disadvantaged compared to competitors with less leverage;

•	resulting in a downgrade in our credit rating or any of our indebtedness or our subsidiaries which could increase the cost of further borrowings; and

•	limiting our ability to borrow additional funds in the future to fund working capital, capital expenditures and other general corporate purposes.

The financing arrangements that the combined company will enter into in connection with the WellCare Transaction may, under certain circumstances, contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.

We intend to incur additional indebtedness in connection with the WellCare Transaction. We expect that the agreements governing the indebtedness incurred in connection with the WellCare Transaction will contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

The combined company’s ability to maintain minimum excess availability in future periods will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the combined company’s control. The ability to comply with this covenant in future periods will also depend on the combined company’s ability to successfully implement its overall business strategy and realize the anticipated benefits of the WellCare Transaction, including synergies, cost savings, innovation and operational efficiencies.

Various risks, uncertainties and events beyond the combined company’s control could affect its ability to comply with the covenants contained in its financing agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements and to foreclose upon any collateral securing such indebtedness. Under these circumstances, the combined company might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the combined company’s ability to incur additional indebtedness and to take other actions might significantly impair its ability to obtain other financing.

We have obtained commitment letters from potential lenders. However, the definitive loan documents have not been finalized.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2019 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2019	18	$59.83	—	6,671
February 1 - February 28, 2019	490	64.84	—	6,671
March 1 - March 31, 2019	28	57.53	—	6,671
Total	536	$64.29	—	6,671
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

2.1
Agreement and Plan of Merger, dated as of March 26, 2019, by and among Centene Corporation, Wellington Merger Sub I, Inc., Wellington Merger Sub II, Inc. and WellCare Health Plans, Inc., incorporated by reference to Exhibit 2.1 to Centene Corporation's Current Report on Form 8-K dated March 27, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 23, 2019.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)