Form 10-Q
period 2019-06-30
CENTENE CORP
filed 2019-07-23
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
____________________________________________
Commission file number: 001-31826
____________________________________________
CENTENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		42-1406317
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

7700 Forsyth Boulevard
St. Louis,	Missouri	63105
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (314) 725-4477
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $0.001 Par Value	CNC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of July 12, 2019, the registrant had 413,605,377 shares of common stock outstanding.

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

•
the risk that potential litigation in connection with the WellCare Transaction may affect the timing or occurrence of the WellCare Transaction, cause it not to close at all, or result in significant costs of defense, indemnification and liability;

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

i

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

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission (SEC), including the registration statement on Form S-4 filed by Centene with the SEC on May 23, 2019, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

GAAP net earnings	$495	$300	$1,017	$640
Amortization of acquired intangible assets	64	45	129	84
Acquisition related expenses	23	1	41	22
Other adjustments (1)	—	30	—	30
Income tax effects of adjustments (2)	(21)	(16)	(41)	(30)
Adjusted net earnings	$561	$360	$1,146	$746

GAAP diluted earnings per share (EPS)	$1.18	$0.75	$2.42	$1.70
Amortization of acquired intangible assets (3)	0.12	0.09	0.24	0.17
Acquisition related expenses (4)	0.04	—	0.07	0.05
Other adjustments (1)	—	0.06	—	0.06
Adjusted Diluted EPS	$1.34	$0.90	$2.73	$1.98

(1)
Other adjustments include the 2018 impact of retroactive changes to the California minimum medical loss ratio (MLR) of $30 million of expense. The adjustment is net of an income tax benefit of $0.02 per diluted share for both the three and six months ended June 30, 2018.

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results.

(3)
The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.04 and $0.02 for the three months ended June 30, 2019 and 2018, respectively, and $0.07 and $0.05 for the six months ended June 30, 2019 and 2018, respectively.

(4)
Acquisition related expenses per diluted share are net of an income tax benefit of $0.01 for the three months ended June 30, 2019, and $0.03 and $0.01 for the six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

GAAP selling, general and administrative expenses	$1,574	$1,237	$3,183	$2,553
Acquisition related expenses	21	1	38	22
Adjusted selling, general and administrative expenses	$1,553	$1,236	$3,145	$2,531

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,875	$5,342
Premium and trade receivables	5,194	5,150
Short-term investments	765	722
Other current assets	762	784
Total current assets	13,596	11,998
Long-term investments	7,632	6,861
Restricted deposits	630	555
Property, software and equipment, net	1,878	1,706
Goodwill	7,126	7,015
Intangible assets, net	2,163	2,239
Other long-term assets	1,343	527
Total assets	$34,368	$30,901

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$7,447	$6,831
Accounts payable and accrued expenses	4,032	4,051
Return of premium payable	834	666
Unearned revenue	253	385
Current portion of long-term debt	87	38
Total current liabilities	12,653	11,971
Long-term debt	7,047	6,648
Other long-term liabilities	2,398	1,259
Total liabilities	22,098	19,878
Commitments and contingencies
Redeemable noncontrolling interests	22	10
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 419,319 issued and 413,527 outstanding at June 30, 2019, and 417,695 issued and 412,478 outstanding at December 31, 2018	—	—
Additional paid-in capital	7,531	7,449
Accumulated other comprehensive earnings (loss)	119	(56)
Retained earnings	4,680	3,663
Treasury stock, at cost (5,792 and 5,217 shares, respectively)	(176)	(139)
Total Centene stockholders’ equity	12,154	10,917
Noncontrolling interest	94	96
Total stockholders’ equity	12,248	11,013
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$34,368	$30,901
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Premium	$16,554	$12,113	$32,757	$24,016
Service	745	762	1,380	1,415
Premium and service revenues	17,299	12,875	34,137	25,431
Premium tax and health insurer fee	1,057	1,306	2,663	1,944
Total revenues	18,356	14,181	36,800	27,375
Expenses:
Medical costs	14,354	10,380	28,236	20,419
Cost of services	615	658	1,159	1,201
Selling, general and administrative expenses	1,574	1,237	3,183	2,553
Amortization of acquired intangible assets	64	45	129	84
Premium tax expense	1,106	1,189	2,765	1,735
Health insurer fee expense	—	183	—	354
Total operating expenses	17,713	13,692	35,472	26,346
Earnings from operations	643	489	1,328	1,029
Other income (expense):
Investment and other income	120	65	219	106
Interest expense	(101)	(80)	(200)	(148)
Earnings from operations, before income tax expense	662	474	1,347	987
Income tax expense	170	175	336	350
Net earnings	492	299	1,011	637
Loss attributable to noncontrolling interests	3	1	6	3
Net earnings attributable to Centene Corporation	$495	$300	$1,017	$640

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.20	$0.77	$2.46	$1.73
Diluted earnings per common share	$1.18	$0.75	$2.42	$1.70

Weighted average number of common shares outstanding:
Basic	413,370	391,037	413,144	369,440
Diluted	419,671	398,902	419,707	377,142

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$492	$299	$1,011	$637
Reclassification adjustment, net of tax	1	—	1	—
Change in unrealized gain (loss) on investments, net of tax	80	(11)	174	(63)
Foreign currency translation adjustments	—	(2)	—	(1)
Other comprehensive earnings (loss)	81	(13)	175	(64)
Comprehensive earnings	573	286	1,186	573
Comprehensive loss attributable to noncontrolling interests	3	1	6	3
Comprehensive earnings attributable to Centene Corporation	$576	$287	$1,192	$576

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Six Months Ended June 30, 2019

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	522	—	—	(2)	520
Other comprehensive earnings, net of $30 tax	—	—	—	94	—	—	—	—	94
Common stock issued for employee benefit plans	1,363	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	536	(35)	—	(35)
Stock compensation expense	—	—	38	—	—	—	—	—	38
Balance, March 31, 2019	419,058	$—	$7,491	$38	$4,185	5,753	$(174)	$94	$11,634
Comprehensive Earnings:
Net earnings	—	—	—	—	495	—	—	—	495
Other comprehensive earnings, net of $25 tax	—	—	—	81	—	—	—	—	81
Common stock issued for employee benefit plans	261	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	39	(2)	—	(2)
Stock compensation expense	—	—	34	—	—	—	—	—	34
Balance, June 30, 2019	419,319	$—	$7,531	$119	$4,680	5,792	$(176)	$94	$12,248

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Six Months Ended June 30, 2018

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non- controlling Interest	Total
Balance, December 31, 2017	360,758	$—	$4,349	$(3)	$2,748	13,884	$(244)	$14	$6,864
Comprehensive Earnings:
Net earnings	—	—	—	—	340	—	—	1	341
Other comprehensive loss, net of ($16) tax	—	—	—	(51)	—	—	—	—	(51)
Common stock issued for acquisitions	—	—	210	—	—	(6,351)	114	—	324
Common stock issued for employee benefit plans	529	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	165	(9)	—	(9)
Stock compensation expense	—	—	33	—	—	—	—	—	33
Cumulative-effect of accounting guidance	—	—	—	—	16	—	—	—	16
Purchase of noncontrolling interests	—	—	(4)	—	—	—	—	—	(4)
Acquisition resulting in noncontrolling interests	—	—	—	—	—	—	—	62	62
Balance, March 31, 2018	361,287	$—	$4,592	$(54)	$3,104	7,698	$(139)	$77	$7,580
Comprehensive Earnings:
Net earnings	—	—	—	—	300	—	—	—	300
Other comprehensive loss, net of ($3) tax	—	—	—	(13)	—	—	—	—	(13)
Common stock issued for acquisitions	—	—	121	—	—	(3,437)	62	—	183
Common stock issued for stock offering	53,209	—	2,780	—	—	—	—	—	2,780
Common stock issued for employee benefit plans	330	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	71	(4)	—	(4)
Stock compensation expense	—	—	35	—	—	—	—	—	35
Cumulative-effect of accounting guidance	—	—	—	—	(1)	—	—	—	(1)
Purchase of noncontrolling interests	—	—	(177)	—	—	—	—	—	(177)
Acquisition resulting in noncontrolling interests	—	—	—	—	—	—	—	10	10
Balance, June 30, 2018	414,826	$—	$7,355	$(67)	$3,403	4,332	$(81)	$87	$10,697

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$1,011	$637
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	313	215
Stock compensation expense	72	67
Deferred income taxes	(10)	4
Changes in assets and liabilities
Premium and trade receivables	234	(553)
Other assets	(47)	2
Medical claims liabilities	558	717
Unearned revenue	(138)	202
Accounts payable and accrued expenses	(616)	(865)
Other long-term liabilities	869	865
Other operating activities, net	(13)	29
Net cash provided by operating activities	2,233	1,320
Cash flows from investing activities:
Capital expenditures	(336)	(362)
Purchases of investments	(1,280)	(1,375)
Sales and maturities of investments	719	721
Acquisitions, net of cash acquired	(32)	(237)
Net cash used in investing activities	(929)	(1,253)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2,780
Proceeds from long-term debt	5,617	5,146
Payments of long-term debt	(5,353)	(3,471)
Common stock repurchases	(37)	(13)
Purchase of noncontrolling interest	—	(63)
Other financing activities, net	9	(1)
Net cash provided by financing activities	236	4,378
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	—
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,542	4,445
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	5,350	4,089
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$6,892	$8,534
Supplemental disclosures of cash flow information:
Interest paid	$132	$130
Income taxes paid	$381	$195
Equity issued in connection with acquisitions	$—	$507

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2019	2018
Cash and cash equivalents	$6,875	$6,707
Restricted cash and cash equivalents, included in restricted deposits	17	1,827
Total cash, cash equivalents, and restricted cash and cash equivalents	$6,892	$8,534

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

On December 12, 2018, our Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All historical share and per share information presented in this Form 10-Q has been adjusted for the two-for-one stock split.

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

In June 2019, the Company and WellCare announced the transaction was approved by both the Centene and WellCare shareholders. The transaction is expected to close by the first half of 2020 and is conditioned on clearance under the Hart-Scott Rodino Act, receipt of required state regulatory approvals and other customary closing conditions.

Fidelis Care Acquisition

On July 1, 2018, the Company acquired substantially all of the assets of Fidelis Care for approximately $3.6 billion of cash consideration, including a working capital adjustment. The Fidelis Care acquisition expanded the Company's scale and presence to New York State.

The acquisition of Fidelis Care was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of all assets acquired and liabilities assumed was finalized in the second quarter of 2019.

The Company's allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of July 1, 2018 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,001
Premium and related receivables	442
Other current assets	32
Restricted deposits	495
Property, software and equipment, net	48
Intangible assets (a)	956
Other long-term assets	2
Total assets acquired	3,976

Medical claims liability	1,218
Accounts payable and accrued expenses	238
Return of premium payable	123
Unearned revenue	115
Other long-term liabilities	324
Total liabilities assumed	2,018

Total identifiable net assets	1,958
Goodwill (b)	1,663
Total assets acquired and liabilities assumed	$3,621

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

(b)
The acquisition resulted in $1.7 billion of goodwill related primarily to synergies expected from the acquisition and the assembled workforce of Fidelis Care. All of the goodwill has been assigned to the Managed Care segment. The goodwill is deductible for income tax purposes.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$228	$1	$—	$229	$362	$1	$(2)	$361
Corporate securities	3,583	87	(5)	3,665	3,190	8	(52)	3,146
Restricted certificates of deposit	477	—	—	477	433	—	—	433
Restricted cash equivalents	17	—	—	17	8	—	—	8
Municipal securities	2,290	60	(1)	2,349	2,196	9	(18)	2,187
Asset-backed securities	709	6	(1)	714	686	1	(4)	683
Residential mortgage-backed securities	453	7	(3)	457	452	1	(9)	444
Commercial mortgage-backed securities	402	10	(1)	411	366	1	(6)	361
Private equity investments	567	—	—	567	387	—	—	387
Life insurance contracts	141	—	—	141	128	—	—	128
Total	$8,867	$171	$(11)	$9,027	$8,208	$21	$(91)	$8,138

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain private equity investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2019, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2019, the Company held certificates of deposit, life insurance contracts and private equity investments that did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4.1 years at June 30, 2019.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2019				December 31, 2018
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$102	$—	$59	$(2)	$202
Corporate securities	(2)	220	(3)	375	(27)	1,389	(25)	871
Municipal securities	—	49	(1)	117	(4)	591	(14)	806
Asset-backed securities	(1)	128	—	170	(2)	318	(2)	168
Residential mortgage-backed securities	—	11	(3)	163	(1)	61	(8)	233
Commercial mortgage-backed securities	—	28	(1)	73	(2)	137	(4)	140
Total	$(3)	$436	$(8)	$1,000	$(36)	$2,555	$(55)	$2,420

As of June 30, 2019, the gross unrealized losses were generated from 1,066 positions out of a total of 4,407 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	June 30, 2019				December 31, 2018
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$683	$683	$529	$529	$647	$646	$205	$205
One year through five years	3,125	3,179	100	101	3,026	2,998	351	350
Five years through ten years	2,804	2,888	—	—	2,387	2,362	—	—
Greater than ten years	62	65	—	—	88	89	—	—
Asset-backed securities	1,564	1,582	—	—	1,504	1,488	—	—
Total	$8,238	$8,397	$629	$630	$7,652	$7,583	$556	$555

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

The Company continuously monitors investments for other-than-temporary impairment. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an impairment loss for investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

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

The following table summarizes fair value measurements by level at June 30, 2019, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$6,875	$—	$—	$6,875
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$111	$—	$—	$111
Corporate securities	—	3,653	—	3,653
Municipal securities	—	2,343	—	2,343
Asset-backed securities	—	714	—	714
Residential mortgage-backed securities	—	457	—	457
Commercial mortgage-backed securities	—	411	—	411
Total investments	$111	$7,578	$—	$7,689
Restricted deposits available for sale:
Cash and cash equivalents	$17	$—	$—	$17
Certificates of deposit	—	477	—	477
Corporate securities	—	12	—	$12
Municipal securities	—	6	—	6
U.S. Treasury securities and obligations of U.S. government corporations and agencies	118	—	—	118
Total restricted deposits	$135	$495	$—	$630
Other long-term assets:
Interest rate swap agreements	$—	$8	$—	$8

Total assets at fair value	$7,121	$8,081	$—	$15,202
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$21	$—	$21
Total liabilities at fair value	$—	$21	$—	$21

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

The Company utilizes matrix-pricing services to estimate fair value for securities that are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s life insurance contracts and other private equity investments, which approximates fair value, was $708 million and $515 million as of June 30, 2019 and December 31, 2018, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Six Months Ended June 30,
	2019	2018
Balance, January 1	$6,831	$4,286
Less: Reinsurance recoverable	27	18
Balance, January 1, net	6,804	4,268
Acquisitions and purchase accounting adjustments	61	—
Incurred related to:
Current year	28,791	20,748
Prior years	(555)	(329)
Total incurred	28,236	20,419
Paid related to:
Current year	22,384	16,738
Prior years	5,289	2,963
Total paid	27,673	19,701
Balance at June 30, net	7,428	4,986
Plus: Reinsurance recoverable	19	17
Balance, June 30	$7,447	$5,003

Reinsurance recoverables related to medical claims are included in premium and related receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum health benefits ratio (HBR) and other return of premium programs, we recorded $20 million and $22 million as a reduction from premium revenues in the six months ended June 30, 2019 and 2018, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2019 was $5,521 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act

The Affordable Care Act contains risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions. The Company's net receivables (payables) for each of the ongoing programs are as follows ($ in millions):

	June 30, 2019	December 31, 2018
Risk adjustment	$(1,405)	$(928)
Minimum MLR	(426)	(265)
Cost sharing reductions	60	(50)

On June 28, 2019, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2018 benefit year. As a result of the announcement, the Company reduced its risk adjustment net payables by $238 million from December 31, 2018. After consideration of minimum MLR, estimated Risk Adjustment Data Validation (RADV) audit results, and other related impacts, the net pre-tax benefit recognized was approximately $131 million for the six months ended June 30, 2019. Final RADV results are expected to be announced by CMS on August 1, 2019.

7. Debt

Debt consists of the following ($ in millions):

	June 30, 2019	December 31, 2018
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,004	1,005
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	1,800
Fair value of interest rate swap agreements	(13)	(95)
Total senior notes	6,391	6,310
Revolving credit agreement	513	284
Mortgage notes payable	56	57
Construction loan payable	102	63
Finance leases and other	138	47
Debt issuance costs	(66)	(75)
Total debt	7,134	6,686
Less current portion	(87)	(38)
Long-term debt	$7,047	$6,648

Revolving Credit Agreement

In May 2019, the Company amended and restated its unsecured revolving credit facility to, among other things, increase the revolving commitments thereunder from $1,500 million to $2,000 million. The agreement has a maturity date of May 7, 2024. At the Company’s option, borrowings under the credit agreement will bear interest at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin.

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

The Company records ROU assets and liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2019, the Company recognized operating lease expense of $49 million and $99 million, respectively.

The following table sets forth the ROU assets and liabilities as of June 30, 2019 ($ in millions):

June 30, 2019
Assets
ROU assets (recorded within other long-term assets)	$632

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$157
Long-term (recorded within other long-term liabilities)	590
Total ROU liabilities	$747

During the three and six months ended June 30, 2019, the Company reduced its ROU liabilities by $53 million and $117 million, respectively, for cash paid. In addition, during the three and six months ended June 30, 2019, new operating leases commenced resulting in the recognition of ROU assets and liabilities of $18 million and $50 million, respectively. As of June 30, 2019, the Company had additional operating leases that have not yet commenced of $474 million, which included two significant leases executed during the second quarter. These operating leases will commence in 2019 with lease terms of 1 year to 17 years.

As of June 30, 2019, the weighted average remaining lease term of the Company's operating leases was 6.0 years. The ROU liabilities as of June 30, 2019 reflect a weighted average discount rate of 4.6%. Lease payments over the next five years and thereafter are as follows ($ in millions):

June 30, 2019
2019	$90
2020	191
2021	155
2022	113
2023	84
2024	63
Thereafter	155
Total lease payments	851
Less: imputed interest	(104)
Total ROU liabilities	$747

The following discussion relates to the Company's lease accounting policy under ASC Topic 840 for the year ended December 31, 2018. Annual noncancellable minimum lease payments over the next five years and thereafter were as follows (in millions):

December 31, 2018
2019	$174
2020	176
2021	145
2022	101
2023	71
Thereafter	200
Total lease payments	$867

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except shares in thousands and per share data in dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Earnings attributable to Centene Corporation	$495	$300	$1,017	$640

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	413,370	391,037	413,144	369,440
Common stock equivalents (as determined by applying the treasury stock method)	6,301	7,865	6,563	7,702
Weighted average number of common shares and potential dilutive common shares outstanding	419,671	398,902	419,707	377,142

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.20	$0.77	$2.46	$1.73
Diluted earnings per common share	$1.18	$0.75	$2.42	$1.70

The calculation of diluted earnings per common share for the three and six months ended June 30, 2019 excludes the impact of 1.5 million and 1.4 million shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the three and six months ended June 30, 2018 excludes the impact of 27 thousand and 26 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended June 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$17,509	$847	$—	$18,356
Total revenues from internal customers	37	2,556	(2,593)	—
Total revenues	$17,546	$3,403	$(2,593)	$18,356
Earnings from operations	$587	$56	$—	$643

Segment information for the three months ended June 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$13,283	$898	$—	$14,181
Total revenues from internal customers	26	2,338	(2,364)	—
Total revenues	$13,309	$3,236	$(2,364)	$14,181
Earnings from operations	$421	$68	$—	$489

Segment information for the six months ended June 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$35,196	$1,604	$—	$36,800
Total revenues from internal customers	72	5,006	(5,078)	—
Total revenues	$35,268	$6,610	$(5,078)	$36,800
Earnings from operations	$1,202	$126	$—	$1,328

Segment information for the six months ended June 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$25,733	$1,642	$—	$27,375
Total revenues from internal customers	51	4,569	(4,620)	—
Total revenues	$25,784	$6,211	$(4,620)	$27,375
Earnings from operations	$891	$138	$—	$1,029

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. The case is back before the trial court which has scheduled a hearing in January 2020 to consider a motion for summary judgment by Health Net California. In the meantime, discovery will proceed. No trial date has been set. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

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

A third shareholder derivative action was filed on December 14, 2018, by plaintiffs Carpenters Pension Fund of Illinois and Iron Workers Local 11 Pension Fund on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. This third derivative action repeats many of the allegations in the securities class action and the other derivative suits and adds additional allegations asserting violations of securities laws, breach of fiduciary duty, insider trading and unjust enrichment. The three derivative suits have been consolidated. Lead plaintiffs and counsel have been appointed. On July 11, 2019, the Court entered an order staying the consolidated derivative action, pending resolution of the motion to dismiss that is under submission in the Sanchez matter.

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

On December 12, 2018, the Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All historical share and per share information presented in this Form 10-Q has been adjusted for the two-for-one stock split.

WellCare Transaction

On March 26, 2019, we entered into a definitive merger agreement (the Merger Agreement) with WellCare Health Plans, Inc., (WellCare) under which Centene will acquire all of the issued and outstanding shares of WellCare (the WellCare Transaction). Under the terms of the agreement, at the closing of the transaction, WellCare common stock will be automatically canceled and converted into the right to 3.38 of validly issued, fully paid, nonassessable shares of Centene common stock and $120.00 in cash, without interest. The transaction is valued at approximately $17.3 billion, including the existing WellCare debt (based on the Centene closing stock price on March 25, 2019), and is expected to close by the first half of 2020. In June 2019, Centene and WellCare announced the transaction was approved by both the Centene and WellCare stockholders. The transaction is conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions. We have an $8.4 billion financing commitment, but intend to fund the cash portion of the acquisition primarily through debt financing in advance of the closing date.

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

International

In June 2019, we purchased an additional 40% ownership in Ribera Salud from Banco Sabadell for $54 million, bringing our total ownership to 90%.

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

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

Second Quarter 2019 Highlights

Our financial performance for the second quarter of 2019 is summarized as follows:

•	Managed care membership of 15.0 million, an increase of 2.2 million members, or 17% year-over-year.

•	Total revenues of $18.4 billion, representing 29% growth year-over-year.

•	Health benefits ratio of 86.7%, compared to 85.7% for the second quarter of 2018.

•	SG&A expense ratio of 9.1%, compared to 9.6% for the second quarter of 2018.

•	Adjusted SG&A expense ratio of 9.0%, compared to 9.6% for the second quarter of 2018.

•	Operating cash flows of $917 million.

•	Diluted earnings per share (EPS) for the second quarter of 2019 of $1.18, compared to $0.75 for the second quarter of 2018.

•	Adjusted Diluted EPS for the second quarter of 2019 of $1.34, compared to $0.90 for the second quarter of 2018.
Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended June 30,
	2019	2018
GAAP diluted EPS	$1.18	$0.75
Amortization of acquired intangible assets	0.12	0.09
Acquisition related expenses	0.04	—
Other adjustments (1)	—	0.06
Adjusted Diluted EPS	$1.34	$0.90

(1)	Other adjustments include the 2018 impact of retroactive changes to the California minimum medical loss ratio.

The following items contributed to our growth over the last year:

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

•
Spain. In June 2019, our Spanish subsidiary, Primero Salud, acquired additional ownership in Ribera Salud, increasing our ownership in the Spanish healthcare company from 50% to 90%. In December 2018, Primero Salud acquired 89% of Torrejón Salud, a public-private partnership in the Community of Madrid.

•
QualChoice. In April 2019, we completed the acquisition of QCA Health Plan, Inc. and QualChoice Life and Health Insurance Company, Inc. The acquisition expands our footprint in Arkansas by adding additional members primarily through Commercial products.

•
RxAdvance. In June 2019, we made an additional investment in RxAdvance (RxA), bringing the total ownership to approximately 35%. In September 2018, we made an additional investment in convertible preferred stock. In 2018, we began moving our health plans onto the RxAdvance pharmacy platform, beginning with the transition of our Mississippi health plan in November 2018.

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

•
In July 2019, our Oregon subsidiary, Trillium Community Health Plan, was notified by the Oregon Health Authority (OHA) of its intent to award Trillium an expanded contract to serve as a coordinated care organization for six counties in the state. Pending successful completion of OHA's readiness review and additional contract negotiations, the contract is scheduled to begin on January 1, 2020.

•
In March 2019, we signed a definitive Merger Agreement to acquire all of the issued and outstanding shares of WellCare. The transaction is valued at approximately $17.3 billion (based on the Centene closing stock price on March 25, 2019) and is expected to close in the first half of 2020. In June 2019, Centene and WellCare announced the transaction was approved by both the Centene and WellCare shareholders. The transaction is conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions.

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

•
In January 2019, Centurion was notified by Arizona’s Department of Corrections of the state’s intent to award a contract to provide comprehensive healthcare services to inmates housed in Arizona’s state prison system. The contract commenced July 1, 2019.

•
In October 2018, CMS published updated Medicare Star quality ratings for the 2019 rating year. Our Star ratings returned to a 4.0 Star parent rating. The 2019 rating year will positively affect quality bonus payments for Medicare Advantage plans in 2020.

•	In July 2018, we announced a joint venture with Ascension to establish a Medicare Advantage plan. The plan is expected to be implemented in multiple geographic markets beginning in 2020.

•	In May 2018, our Iowa subsidiary, Iowa Total Care, Inc., was selected to negotiate a new statewide contract for the IA Health Link Program. The contract commenced on July 1, 2019.

•
In January 2018, our Illinois subsidiary, IlliniCare Health, began operating under a state-wide contract for the Medicaid Managed Care Program. The new contract will also include children who are in need through the Department of Children and Family Services/Youth in Care by the Illinois Department of Healthcare and Family Services and Foster Care. These additional products are expected to be implemented in 2020.

MEMBERSHIP

From June 30, 2018 to June 30, 2019, we increased our managed care membership by 2,200,400, or 17%. The following table sets forth our membership by line of business:

	June 30, 2019	December 31, 2018	June 30, 2018
Medicaid:
TANF, CHIP & Foster Care	7,388,700	7,356,200	5,852,000
ABD & LTSS	997,900	1,002,100	874,200
Behavioral Health	68,800	36,500	454,600
Total Medicaid	8,455,400	8,394,800	7,180,800
Commercial	2,449,400	1,978,000	2,051,700
Medicare (1)	398,500	416,900	343,800
International	463,100	151,600	—
Correctional	153,900	151,300	157,900
Total at-risk membership	11,920,300	11,092,600	9,734,200
TRICARE eligibles	2,855,800	2,858,900	2,851,500
Non-risk membership	228,100	219,700	218,100
Total	15,004,200	14,171,200	12,803,800

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	June 30, 2019	December 31, 2018	June 30, 2018
Dual-eligible (2)	600,800	598,200	489,500
Health Insurance Marketplace	1,910,700	1,459,100	1,503,100
Medicaid Expansion	1,290,200	1,262,100	1,079,700

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2019 and 2018, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2019 and 2018 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change 2018-2019	2019	2018	% Change 2018-2019
Premium	$16,554	$12,113	37%	$32,757	$24,016	36%
Service	745	762	(2)%	1,380	1,415	(2)%
Premium and service revenues	17,299	12,875	34%	34,137	25,431	34%
Premium tax and health insurer fee	1,057	1,306	(19)%	2,663	1,944	37%
Total revenues	18,356	14,181	29%	36,800	27,375	34%
Medical costs	14,354	10,380	38%	28,236	20,419	38%
Cost of services	615	658	(7)%	1,159	1,201	(3)%
Selling, general and administrative expenses	1,574	1,237	27%	3,183	2,553	25%
Amortization of acquired intangible assets	64	45	42%	129	84	54%
Premium tax expense	1,106	1,189	(7)%	2,765	1,735	59%
Health insurer fee expense	—	183	n.m.	—	354	n.m.
Earnings from operations	643	489	31%	1,328	1,029	29%
Investment and other income (expense), net	19	(15)	227%	19	(42)	145%
Earnings from operations, before income tax expense	662	474	40%	1,347	987	36%
Income tax expense	170	175	(3)%	336	350	(4)%
Net earnings	492	299	65%	1,011	637	59%
Loss attributable to noncontrolling interests	3	1	200%	6	3	100%
Net earnings attributable to Centene Corporation	$495	$300	65%	$1,017	$640	59%
Diluted earnings per common share attributable to Centene Corporation	$1.18	$0.75	57%	$2.42	$1.70	42%

n.m.: not meaningful

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total Revenues

The following table sets forth supplemental revenue information for the three months ended June 30, ($ in millions):

	2019	2018	% Change 2018-2019
Medicaid	$12,119	$8,919	36%
Commercial	3,872	3,143	23%
Medicare (1)	1,465	1,203	22%
Other	900	916	(2)%
Total Revenues	$18,356	$14,181	29%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 29% in the three months ended June 30, 2019 over the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, New Mexico, and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019.

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

The HBR for the three months ended June 30, 2019 was 86.7%, compared to 85.7% in the same period in 2018. The increase was primarily attributable to the Health Insurance Marketplace business where margins have normalized, as expected, from the favorable performance in 2018. The increase was also due to the health insurer fee moratorium and the acquisition of Fidelis Care, which operates at a higher HBR.

Cost of Services

Cost of services decreased by $43 million in the three months ended June 30, 2019 to the corresponding period in 2018. The cost of services decrease is primarily attributable to the Veterans Affairs contract expiration, effective October 2018, partially offset by the operations of newly acquired businesses.

The cost of service ratio for the three months ended June 30, 2019, was 82.6%, compared to 86.4% in the same period in 2018. The decrease in the cost of service ratio was primarily due to the previously mentioned Veterans Affairs contract expiration.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $337 million in the three months ended June 30, 2019, compared to the corresponding period in 2018. The SG&A increase was primarily attributable to the acquisition of Fidelis Care, expansions, new programs, and growth in many of our states in 2018 and 2019, including growth in the Health Insurance Marketplace business.

The SG&A expense ratio was 9.1% for the second quarter of 2019, compared to 9.6% in the second quarter of 2018. The Adjusted SG&A expense ratio was 9.0% for the second quarter of 2019, compared to 9.6% in the second quarter of 2018. The SG&A and Adjusted SG&A expense ratios both decreased due to the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio.

Health Insurer Fee Expense

As a result of the HIF moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record HIF expense for the three months ended June 30, 2019, compared to $183 million in the corresponding period in 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2019	2018
Investment and other income	$120	$65
Interest expense	(101)	(80)
Other income (expense), net	$19	$(15)

Investment and other income increased by $55 million in the three months ended June 30, 2019 compared to the corresponding period in 2018. This reflects increased investment balances over 2018, including the impact of higher investment balances as a result of the Fidelis Care acquisition, higher interest rates, and the Ribera Salud acquisition gain of $16 million. Interest expense increased by $21 million in the three months ended June 30, 2019, compared to the corresponding period in 2018, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition, and the effect of our interest rate swaps.

Income Tax Expense

For the three months ended June 30, 2019, we recorded income tax expense of $170 million on pre-tax earnings of $662 million, or an effective tax rate of 25.7%, which reflects the impact of the health insurer fee moratorium. For the three months ended June 30, 2018, we recorded income tax expense of $175 million on pre-tax earnings of $474 million, or an effective tax rate of 36.9%, which reflects the non-deductibility of the health insurer fee.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2019	2018	% Change 2018-2019
Total Revenues
Managed Care	$17,546	$13,309	32%
Specialty Services	3,403	3,236	5%
Eliminations	(2,593)	(2,364)	(10)%
Consolidated Total	$18,356	$14,181	29%
Earnings from Operations
Managed Care	$587	$421	39%
Specialty Services	56	68	(18)%
Consolidated Total	$643	$489	31%

Managed Care

Total revenues increased 32% in the three months ended June 30, 2019, compared to the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, New Mexico, and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Earnings from operations increased $166 million between years primarily as a result of the acquisition of Fidelis Care and growth in the Health Insurance Marketplace business, partially offset by the health insurer fee moratorium in 2019.

Specialty Services

Total revenues increased 5% in the three months ended June 30, 2019, compared to the corresponding period in 2018, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions, partially offset by the Veterans Affairs contract expiration, effective October 2018. Earnings from operations decreased 18% in the three months ended June 30, 2019, compared to the corresponding period in 2018, primarily due to our transition to transparent pharmacy pricing. This decrease is offset by higher earnings in our Managed Care segment and reflects our commitment to transparency and more closely aligns the costs of care within each segment. It also aligns with our ongoing transition to the next generation RxAdvance pharmacy platform.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total Revenues

The following table sets forth supplemental revenue information for the six months ended June 30, ($ in millions):

	2019	2018	% Change 2018-2019
Medicaid	$24,727	$17,124	44%
Commercial	7,517	6,206	21%
Medicare (1)	2,848	2,365	20%
Other	1,708	1,680	2%
Total Revenues	$36,800	$27,375	34%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 34% in the six months ended June 30, 2019 over the corresponding period in 2018 primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Florida, Illinois, and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Total revenues also increased due to pass through payments, including approximately $535 million from the State of New York and approximately $370 million from the State of California that were recorded in premium tax revenue and premium tax expense. During the six months ended June 30, 2019, we received premium rate adjustments which yielded a net 1% composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the six months ended June 30, 2019 was 86.2%, compared to 85.0% in the same period in 2018. The increase was primarily attributable to the Health Insurance Marketplace business where margins have normalized, as expected, from the favorable performance in 2018. The increase was also due to the health insurer fee moratorium and the acquisition of Fidelis Care, which operates at a higher HBR.

Cost of Services

Cost of services decreased by $42 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The cost of services decrease is primarily attributable to the Veterans Affairs contract expiration, effective October 2018, partially offset by the operations of newly acquired businesses.

The cost of service ratio for the six months ended June 30, 2019, was 84.0%, compared to 84.9% in the same period in 2018. The decrease in the cost of service ratio was primarily due to the previously mentioned Veterans Affairs contract expiration.

Selling, General & Administrative Expenses

SG&A increased by $630 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The SG&A increase was primarily attributable to the acquisition of Fidelis Care, expansions, new programs, and growth in many of our states in 2018 and 2019, including growth in the Health Insurance Marketplace business.

The SG&A expense ratio for the six months ended June 30, 2019 was 9.3%, compared to 10.0% for the corresponding period in 2018. The Adjusted SG&A expense ratio for the six months ended June 30, 2019 was 9.2%, compared to 10.0% for the six months ended June 30, 2018. Both ratios decreased due to the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record HIF expense for the six months ended June 30, 2019, compared to $354 million in the corresponding period in 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2019	2018
Investment and other income	$219	$106
Interest expense	(200)	(148)
Other income (expense), net	$19	$(42)

Investment and other income increased by $113 million in the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase in investment income in 2019 reflects higher investment balances over 2018, including the impact of higher investment balances as a result of the Fidelis Care acquisition, higher interest rates, the Ribera Salud acquisition gain of $16 million, and improved performance associated with our deferred compensation investment portfolio, which fluctuates with its underlying investments. The earnings from our deferred compensation portfolio were substantially offset by increases in deferred compensation expense, recorded in SG&A expense. Interest expense increased by $52 million in the six months ended June 30, 2019, compared to the corresponding period in 2018, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the six months ended June 30, 2019, we recorded income tax expense of $336 million on pre-tax earnings of $1,347 million, or an effective tax rate of 24.9%, which reflects the impact of the health insurer fee moratorium and a 75 basis point reduction due to the favorable resolution of an outstanding audit in the first quarter of 2019. For the six months ended June 30, 2018, we recorded income tax expense of $350 million on pre-tax earnings of $987 million, or an effective tax rate of 35.5%, which reflects the impact of the non-deductibility of the health insurer fee.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2019	2018	% Change 2018-2019
Total Revenues
Managed Care	$35,268	$25,784	37%
Specialty Services	6,610	6,211	6%
Eliminations	(5,078)	(4,620)	(10)%
Consolidated Total	$36,800	$27,375	34%
Earnings from Operations
Managed Care	$1,202	$891	35%
Specialty Services	126	138	(9)%
Consolidated Total	$1,328	$1,029	29%

Managed Care

Total revenues increased 37% in the six months ended June 30, 2019, compared to the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Florida, Illinois, and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Total revenues also increased due to pass through payments, including approximately $535 million from the State of New York and approximately $370 million from the State of California that were recorded in premium tax revenue and premium tax expense. Earnings from operations increased $311 million between years primarily as a result of the acquisition of Fidelis Care and growth in the Health Insurance Marketplace business, partially offset by the health insurer fee moratorium in 2019.

Specialty Services

Total revenues increased 6% in the six months ended June 30, 2019, compared to the corresponding period in 2018, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions, partially offset by the previously mentioned Veterans Affairs contract expiration. Earnings from operations decreased 9% in the six months ended June 30, 2019, compared to the corresponding period in 2018, primarily due to our transition to transparent pharmacy pricing. This decrease is offset by higher earnings in our Managed Care segment and reflects our commitment to transparency and more closely aligns the costs of care within each segment. It also aligns with our ongoing transition to the next generation RxAdvance pharmacy platform.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$2,233	$1,320
Net cash used in investing activities	(929)	(1,253)
Net cash provided by financing activities	236	4,378
Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,542	$4,445

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $2.2 billion in the six months ended June 30, 2019 compared to $1.3 billion in the comparable period in 2018. The cash provided by operating activities in 2019 was due to net earnings, an increase in other long-term liabilities, driven by the recognition of the risk adjustment payable for Health Insurance Marketplace in 2019, and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business and the commencement or expansion of the Arkansas, Florida, Pennsylvania and New Mexico health plans.

Cash flows provided by operations in 2018 was primarily due to net earnings, an increase in other long-term liabilities, driven by the recognition of risk adjustment payable for Health Insurance Marketplace in 2018, and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business. Cash provided by operations was also driven by increases in unearned revenue, due to the receipt of several July capitation payments received in June. Cash flows from operations were partially offset by an increase in premium and trade receivables of $553 million, primarily due to an increase in receivables from several of our federal and state customers and a decrease in accounts payable and accrued expenses due to the repayment of approximately $630 million of Medicaid expansion rate overpayments in California, which was previously accrued.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $929 million for the six months ended June 30, 2019, and $1,253 million in the comparable period in 2018. Cash flows used in investing activities in 2019 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), capital expenditures and acquisitions.

Cash flows used in investing activities in 2018 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries, including transfers from cash and cash equivalents to long-term investments, the acquisitions of CMG and MHM, the investment in RxAdvance, and capital expenditures.

We spent $336 million and $362 million in the six months ended June 30, 2019 and 2018, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of June 30, 2019, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. We had unregulated cash and investments of $801 million at June 30, 2019, compared to $478 million at December 31, 2018.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $236 million in the six months ended June 30, 2019, compared to a $4,378 million in the comparable period in 2018. During 2019, our net financing activities primarily related to increased borrowings on our revolving credit agreement. During 2018, our net financing activities primarily related to our offering of $2.86 billion in shares of common stock, par value $0.001 per share, and approximately $1.8 billion of new long-term debt. Proceeds from both offerings were used to fund the Fidelis Care Acquisition, which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness. Cash flows provided by financing activities were partially offset by the purchase of noncontrolling interest.

Liquidity Metrics

In May 2019, we amended and restated our unsecured revolving credit facility to, among other things, increase the revolving commitments thereunder from $1,500 million to $2,000 million. The agreement has a maturity date of May 7, 2024. At our option, borrowings under the credit agreement will bear interest at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin.

The credit agreement underlying our revolving credit facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 3.5 to 1.0. As of June 30, 2019, we had $513 million of borrowings outstanding under our revolving credit facility, and we were in compliance with all covenants. As of June 30, 2019, there were no limitations on the availability under the revolving credit agreement as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of June 30, 2019, we had $102 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $56 million as of June 30, 2019, which were not part of our revolving credit facility. We also had letters of credit for $27 million (valued at the June 30, 2019 conversion rate), or €24 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 0.9% as of June 30, 2019. In addition, we had outstanding surety bonds of $566 million as of June 30, 2019.

The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2019, we were in compliance with all covenants.

At June 30, 2019, we had working capital, defined as current assets less current liabilities, of $943 million, compared to $27 million at December 31, 2018. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2019, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.8%, compared to 37.8% at December 31, 2018. Excluding $158 million of non-recourse debt, our debt to capital ratio was 36.3% as of June 30, 2019, compared to 37.4% at December 31, 2018. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2019 Expectations

During the remainder of 2019, we expect to receive net dividends from our insurance subsidiaries of approximately $15 million and spend approximately $350 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2019 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

In addition, on March 26, 2019, we entered into a definitive Merger Agreement with WellCare, under which Centene will acquire all of the issued and outstanding shares of WellCare. Under the terms of the agreement, at the closing of the transaction, WellCare common stock will be automatically canceled and converted into the right to 3.38 of validly issued, fully paid, nonassessable shares of Centene common stock and $120.00 in cash, without interest, for each share of WellCare common stock. The transaction is valued at approximately $17.3 billion, including existing WellCare debt (based on the Centene closing stock price on March 25, 2019), and is expected to close by the first half of 2020. In June 2019, Centene and WellCare announced the transaction was approved by both the Centene and WellCare stockholders. The transaction is conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions. We have an $8.4 billion financing commitment, but intend to fund the cash portion of the acquisition primarily through debt financing in advance of the closing date.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of June 30, 2019, our subsidiaries had aggregate statutory capital and surplus of $8,282 million, compared with the required minimum aggregate statutory capital and surplus requirements of $3,680 million. During the six months ended June 30, 2019, we made net capital contributions of $64 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2019, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of June 30, 2019, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $3,680 million in the aggregate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2019, we had short-term investments of $765 million and long-term investments of $8,262 million, including restricted deposits of $630 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2019, the fair value of our fixed income investments would decrease by approximately $263 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2019, the fair value of our debt would decrease by approximately $86 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be adversely affected by a single-payer national health insurance system currently contemplated by members of Congress. Several legislative initiatives have been proposed that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but healthcare delivery would remain private.

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

In March 2010, the ACA was enacted. While the constitutionality of the ACA was generally upheld by the Supreme Court (the Court) in 2012, the Court determined that states could elect to opt out of the Medicaid expansion portion of ACA without losing all federal money for their existing Medicaid programs.

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The federal government paid the entire cost for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of June 30, 2019, 36 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. On August 1, 2018, the HHS issued a final rule permitting the duration of short-term health insurance plans to be extended up to 36 months in total. The final rule went into effect on October 2, 2018, however, many states have implemented their own restrictions on the initial term and/or renewal term for such short-term plans. Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations. This final rule allows more employer groups and associations to form AHPs based upon common geography and industry sector. On March 29, 2019, the Court struck down the U.S. Department of Labor’s final rule as inconsistent with current law under ERISA. The U.S. Department of Justice filed an appeal on April 26, 2019. Short-term health insurance plans and AHPs often provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations. On June 13, 2019, the HHS, the U.S. Department of Labor and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees will be able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the repeal of the individual mandate in the TCJA, we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

Each administration has some discretion over which waivers to approve and encourage, however, that discretion is not unlimited. Litigation challenging previous waiver approvals is also ongoing. Section 1115 waiver activity is expected to continue both through administrative actions and the courts.

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

On March 23, 2018, Congress further bolstered the current administration’s position to end cost-sharing subsidies by omitting cost sharing subsidy payments from the two-year Omnibus Spending Bill. This bill, coupled with the current administration’s decision to end payments, could affect our earnings and potential premium rate adjustments going forward.

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

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels. In certain circumstances, our plans may be required to return premiums back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Factors that may impact the amount of premium returned to the state include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. For example, under the ACA, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and Star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan. Additionally, CMS issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS’ efforts to streamline the Medicaid and CHIP managed care regulatory framework and to pursue a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care. Public comments were due by January 14, 2019; however, a final rule has yet to be issued. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

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

In addition, HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. The HHS Office for Civil Rights received $28.7 million from enforcement actions in 2018, surpassing the previous record of $23.5 million from 2016 by 22 percent. It is possible that Congress may enact additional legislation in the future to increase the amount or application of penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

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

As of June 30, 2019, we had consolidated indebtedness of approximately $7,134 million. We may further increase our indebtedness in the future. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum debt-to-EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the revolving credit facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of June 30, 2019, we held $2.7 billion notional amount of interest rate swaps that use the London interbank offered rate (LIBOR) as a reference rate and borrowings under our revolving credit agreement bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

The completion of the merger is subject to a number of conditions, including, among others, the receipt of U.S. federal antitrust clearance and certain other required state regulatory approvals, which make the completion of the WellCare Transaction and timing thereof uncertain. Also, either the Company or WellCare may terminate the merger agreement (Merger Agreement) if the WellCare Transaction is not consummated by March 26, 2020 (subject to an automatic extension to August 26, 2020 in certain circumstances), except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the cause of, or the primary factor that resulted in, the failure of the merger to be consummated on or before that date.
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

The WellCare Transaction is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on WellCare, Centene or the combined company or, if not obtained, could prevent completion of the WellCare Transaction.

Before the merger may be completed, any waiting period (or extension thereof) applicable to the merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the merger must have been obtained, in each case, under U.S. federal antitrust law and other applicable law. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental authorities may, among other factors, consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Under the Merger Agreement, the Company and WellCare have agreed to use their reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that we and our subsidiaries are not required to take actions that, individually or in the aggregate, would result in or would reasonably be expected to result in a burdensome condition, as defined in the Merger Agreement.

In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the merger, and such conditions, terms, obligations or restrictions may delay completion of the merger or impose additional material costs on or materially limit the revenues of the combined company following the completion of the merger. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the merger.

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

Under the terms of the Merger Agreement, each of Centene and WellCare are subject to certain restrictions on the conduct of its business prior to completing the merger with WellCare, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect each party’s businesses and operations prior to the completion of the WellCare Transaction.

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

We and WellCare are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company’s success after the completion of the WellCare Transaction will depend in part upon the ability of us and WellCare to attract, motivate and retain key management personnel and other key employees. Prior to completion of the WellCare Transaction, current and prospective employees of us and WellCare may experience uncertainty about their roles within the combined company following the completion of the WellCare Transaction, which may have an adverse effect on the ability of each of us and WellCare to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the combined company will be able to attract, motivate or retain management personnel and other key employees of us and WellCare to the same extent that we and WellCare have previously been able to attract or retain their own employees.

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

The WellCare Transaction involves the integration of WellCare’s business with our existing business, which is a complex, costly and time-consuming process. We and WellCare have not previously completed a transaction comparable in size or scope to the WellCare Transaction. The integration of the two companies may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the WellCare Transaction;

•	managing a larger combined company;

•	maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the WellCare Transaction.

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

The combined company is expected to incur substantial expenses in connection with the completion of the WellCare Transaction and the integration of our business with WellCare. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and WellCare's businesses will continue to maintain a presence in St. Louis, Missouri and Tampa, Florida, respectively. The substantial majority of these costs will be non-recurring expenses related to the WellCare Transaction (including financing of the WellCare Transaction), facilities and systems consolidation costs. The combined company may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. We will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the WellCare Transaction, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with the financing of the WellCare Transaction.

The combined company will be significantly more leveraged than Centene is currently.

Upon completion of the merger, the combined company expects to incur approximately $6.4 billion in additional indebtedness. The combined company will have consolidated indebtedness of approximately $15.3 billion, which is greater than our current indebtedness prior to the WellCare Transaction. The increased indebtedness and higher debt-to-equity ratio of the combined company in comparison to that of Centene on a historical basis will have the effect, among other things, of reducing the flexibility of Centene to respond to changing business and economic conditions and increasing borrowing costs.

The financing arrangements that the combined company will enter into in connection with the WellCare Transaction may, under certain circumstances, contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.

We are incurring significant new indebtedness in connection with the WellCare Transaction. We expect that the agreements governing the indebtedness that the combined company will incur in connection with the WellCare Transaction will contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

Various risks, uncertainties and events beyond the combined company’s control could affect its ability to comply with the covenants contained in its financing agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, the combined company might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the combined company’s ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing.

We have obtained commitment letters from potential lenders. However, the definitive loan documents have not been finalized.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2019 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30, 2019	15	$52.89	—	6,671
May 1 - May 31, 2019	9	54.57	—	6,671
June 1 - June 30, 2019	15	55.43	—	6,671
Total	39	$54.24	—	6,671
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

10.1*	2002 Employee Stock Purchase Plan, As Amended and Restated

10.2
Amendment and Restatement Agreement, dated as of May 7, 2019, to the Credit Agreement, dated as of March 24, 2016, as amended and restated as of December 14, 2017, among Centene Corporation, as borrower, the various financial institutions party thereto, as lenders, the other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) our Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2019 and 2018; (iv) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) our Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 23, 2019.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)