Form 10-Q
period 2019-09-30
CENTENE CORP
filed 2019-10-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 11, 2019, the registrant had 413,796,072 shares of common stock outstanding.

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

•
the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions;

•	disruption caused by significant completed and pending acquisitions, including, among others, the Fidelis Care Acquisition, making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses, including Fidelis Care, will not be integrated successfully;

•	the risk that we may not be able to effectively manage our operations as they have expanded as a result of the Fidelis Care Acquisition;

•	restrictions and limitations in connection with our indebtedness;

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

GAAP net earnings	$95	$19	$1,112	$659
Amortization of acquired intangible assets	65	65	194	149
Acquisition related expenses	25	401	66	423
Other adjustments (1)	271	—	271	30
Income tax effects of adjustments (2)	(54)	(110)	(95)	(140)
Adjusted net earnings	$402	$375	$1,548	$1,121

GAAP diluted earnings per share (EPS)	$0.23	$0.05	$2.65	$1.68
Amortization of acquired intangible assets (3)	0.12	0.12	0.35	0.30
Acquisition related expenses (4)	0.04	0.72	0.12	0.83
Other adjustments (1)	0.57	—	0.57	0.06
Adjusted Diluted EPS	$0.96	$0.89	$3.69	$2.87

(1)
Other adjustments include the 2019 non-cash goodwill and intangible asset impairment of $271 million and the 2018 impact of retroactive changes to the California minimum medical loss ratio (MLR) of $30 million of expense. The impairment is net of an income tax benefit of $0.08 per diluted share for the three and nine months ended September 30, 2019. The California minimum MLR adjustment is net of an income tax benefit of $0.02 per diluted share for the nine months ended September 30, 2018.

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

(3)
The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.03 and $0.11 for the three and nine months ended September 30, 2019, respectively, and $0.03 and $0.09 for the three and nine months ended September 30, 2018, respectively.

(4)
Acquisition related expenses per diluted share are net of an income tax benefit of $0.02 and $0.04 for the three and nine months ended September 30, 2019, respectively, and $0.23 and $0.25 for the three and nine months ended September 30, 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

GAAP selling, general and administrative expenses	$1,617	$1,934	$4,800	$4,487
Acquisition related expenses	23	399	61	421
Adjusted selling, general and administrative expenses	$1,594	$1,535	$4,739	$4,066

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,215	$5,342
Premium and trade receivables	5,606	5,150
Short-term investments	804	722
Other current assets	832	784
Total current assets	13,457	11,998
Long-term investments	7,915	6,861
Restricted deposits	655	555
Property, software and equipment, net	1,993	1,706
Goodwill	6,872	7,015
Intangible assets, net	2,086	2,239
Other long-term assets	1,274	527
Total assets	$34,252	$30,901

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$7,975	$6,831
Accounts payable and accrued expenses	4,010	4,051
Return of premium payable	848	666
Unearned revenue	381	385
Current portion of long-term debt	66	38
Total current liabilities	13,280	11,971
Long-term debt	6,975	6,648
Other long-term liabilities	1,561	1,259
Total liabilities	21,816	19,878
Commitments and contingencies
Redeemable noncontrolling interests	31	10
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 419,667 issued and 413,793 outstanding at September 30, 2019, and 417,695 issued and 412,478 outstanding at December 31, 2018	—	—
Additional paid-in capital	7,571	7,449
Accumulated other comprehensive earnings (loss)	145	(56)
Retained earnings	4,775	3,663
Treasury stock, at cost (5,874 and 5,217 shares, respectively)	(180)	(139)
Total Centene stockholders’ equity	12,311	10,917
Nonredeemable Noncontrolling interest	94	96
Total stockholders’ equity	12,405	11,013
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$34,252	$30,901
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Premium	$17,472	$14,623	$50,229	$38,639
Service	743	732	2,123	2,147
Premium and service revenues	18,215	15,355	52,352	40,786
Premium tax and health insurer fee	761	827	3,424	2,771
Total revenues	18,976	16,182	55,776	43,557
Expenses:
Medical costs	15,406	12,626	43,642	33,045
Cost of services	619	622	1,778	1,823
Selling, general and administrative expenses	1,617	1,934	4,800	4,487
Amortization of acquired intangible assets	65	65	194	149
Premium tax expense	822	716	3,587	2,451
Health insurer fee expense	—	178	—	532
Goodwill and intangible impairment	271	—	271	—
Total operating expenses	18,800	16,141	54,272	42,487
Earnings from operations	176	41	1,504	1,070
Other income (expense):
Investment and other income	98	80	317	186
Interest expense	(99)	(97)	(299)	(245)
Earnings from operations, before income tax expense	175	24	1,522	1,011
Income tax expense	79	8	415	358
Net earnings	96	16	1,107	653
(Earnings) loss attributable to noncontrolling interests	(1)	3	5	6
Net earnings attributable to Centene Corporation	$95	$19	$1,112	$659

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.23	$0.05	$2.69	$1.72
Diluted earnings per common share	$0.23	$0.05	$2.65	$1.68

Weighted average number of common shares outstanding:
Basic	413,616	410,591	413,302	383,257
Diluted	419,956	419,043	419,700	391,266
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$96	$16	$1,107	$653
Reclassification adjustment, net of tax	(1)	1	—	1
Change in unrealized gain (loss) on investments, net of tax	34	(12)	208	(75)
Foreign currency translation adjustments	(7)	(1)	(7)	(2)
Other comprehensive earnings (loss)	26	(12)	201	(76)
Comprehensive earnings	122	4	1,308	577
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	3	5	6
Comprehensive earnings attributable to Centene Corporation	$121	$7	$1,313	$583

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Nine Months Ended September 30, 2019

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	522	—	—	(2)	520
Other comprehensive earnings, net of $30 tax	—	—	—	94	—	—	—	—	94
Common stock issued for employee benefit plans	1,363	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	536	(35)	—	(35)
Stock compensation expense	—	—	38	—	—	—	—	—	38
Balance, March 31, 2019	419,058	$—	$7,491	$38	$4,185	5,753	$(174)	$94	$11,634
Comprehensive Earnings:
Net earnings	—	—	—	—	495	—	—	—	495
Other comprehensive earnings, net of $25 tax	—	—	—	81	—	—	—	—	81
Common stock issued for employee benefit plans	261	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	39	(2)	—	(2)
Stock compensation expense	—	—	34	—	—	—	—	—	34
Balance, June 30, 2019	419,319	$—	$7,531	$119	$4,680	5,792	$(176)	$94	$12,248
Comprehensive Earnings:
Net earnings	—	—	—	—	95	—	—	—	95
Other comprehensive earnings, net of $11 tax	—	—	—	26	—	—	—	—	26
Common stock issued for employee benefit plans	348	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	82	(4)	—	(4)
Stock compensation expense	—	—	34	—	—	—	—	—	34
Balance, September 30, 2019	419,667	$—	$7,571	$145	$4,775	5,874	$(180)	$94	$12,405

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Nine Months Ended September 30, 2018

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2017	360,758	$—	$4,349	$(3)	$2,748	13,884	$(244)	$14	$6,864
Comprehensive Earnings:
Net earnings	—	—	—	—	340	—	—	1	341
Other comprehensive loss, net of ($16) tax	—	—	—	(51)	—	—	—	—	(51)
Common stock issued for acquisitions	—	—	210	—	—	(6,351)	114	—	324
Common stock issued for employee benefit plans	529	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	165	(9)	—	(9)
Stock compensation expense	—	—	33	—	—	—	—	—	33
Cumulative-effect of accounting guidance	—	—	—	—	16	—	—	—	16
Purchase of noncontrolling interests	—	—	(4)	—	—	—	—	—	(4)
Acquisition resulting in noncontrolling interests	—	—	—	—	—	—	—	62	62
Balance, March 31, 2018	361,287	$—	$4,592	$(54)	$3,104	7,698	$(139)	$77	$7,580
Comprehensive Earnings:
Net earnings	—	—	—	—	300	—	—	—	300
Other comprehensive loss, net of ($3) tax	—	—	—	(13)	—	—	—	—	(13)
Common stock issued for acquisitions	—	—	121	—	—	(3,437)	62	—	183
Common stock issued for stock offering	53,209	—	2,779	—	—	—	—	—	2,779
Common stock issued for employee benefit plans	330	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	71	(4)	—	(4)
Stock compensation expense	—	—	35	—	—	—	—	—	35
Cumulative-effect of accounting guidance	—	—	—	—	(1)	—	—	—	(1)
Purchase of noncontrolling interests	—	—	(177)	—	—	—	—	—	(177)
Acquisition resulting in noncontrolling interests	—	—	—	—	—	—	—	10	10
Balance, June 30, 2018	414,826	$—	$7,354	$(67)	$3,403	4,332	$(81)	$87	$10,696
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	19	—	—	(4)	15
Other comprehensive loss, net of ($4) tax	—	—	—	(12)	—	—	—	—	(12)
Common stock issued for employee benefit plans	274	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	60	(4)	—	(4)
Stock compensation expense	—	—	37	—	—	—	—	—	37
Contribution from noncontrolling interest	—	—	—	—	—	—	—	3	3
Purchase of noncontrolling interests	—	—		—	—	—	—	(15)	(15)
Acquisition resulting in noncontrolling interests	—	—		—	—	—	—	26	26
Balance, September 30, 2018	415,100	$—	$7,395	$(79)	$3,422	4,392	$(85)	$97	$10,750

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$1,107	$653
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	475	354
Stock compensation expense	106	105
Goodwill and intangible impairment	271	—
Deferred income taxes	(75)	(103)
Changes in assets and liabilities
Premium and trade receivables	(319)	(696)
Other assets	(14)	65
Medical claims liabilities	1,091	1,380
Unearned revenue	(10)	(150)
Accounts payable and accrued expenses	(552)	35
Other long-term liabilities	68	199
Other operating activities, net	(14)	26
Net cash provided by operating activities	2,134	1,868
Cash flows from investing activities:
Capital expenditures	(530)	(489)
Purchases of investments	(2,074)	(2,691)
Sales and maturities of investments	1,247	1,575
Acquisitions, net of cash acquired	(31)	(1,958)
Net cash used in investing activities	(1,388)	(3,563)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2,779
Proceeds from long-term debt	12,456	5,480
Payments of long-term debt	(12,293)	(3,692)
Common stock repurchases	(41)	(17)
Purchase of noncontrolling interest	—	(63)
Debt issuance costs	(6)	(25)
Other financing activities, net	12	(2)
Net cash provided by financing activities	128	4,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	—
Net increase in cash, cash equivalents and restricted cash and cash equivalents	878	2,765
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	5,350	4,089
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$6,228	$6,854
Supplemental disclosures of cash flow information:
Interest paid	$213	$213
Income taxes paid	$511	$340
Equity issued in connection with acquisitions	$—	$507

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2019	2018
Cash and cash equivalents	$6,215	6,847
Restricted cash and cash equivalents, included in restricted deposits	13	7
Total cash, cash equivalents, and restricted cash and cash equivalents	$6,228	$6,854
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

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company adopted the new guidance in the first quarter of 2019 using the modified retrospective transition approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows an entity to not reassess lease classification for existing leases. The impact of the new guidance is further discussed in Note 8. Leases.

In January 2017, the FASB issued an ASU simplifying the test for goodwill impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. Thus, an entity will no longer be required to compare the implied fair value of a reporting unit’s goodwill to its carrying amount. Instead, under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The impairment charge should be limited to the total amount of goodwill allocated to that reporting unit. Under the new guidance, an entity still has the option to first perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for an entity’s annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted the new guidance in the third quarter of 2019. The Company has an immaterial amount of goodwill at reporting units with negative carrying value.

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

Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued an ASU which changes how entities will measure credit losses for most financial assets and certain other investments that are not measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets (or groups of financial assets) and available for sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Company is evaluating its portfolio of financial instruments for compliance with the amended guidance. The new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Acquisitions

WellCare Transaction

On March 26, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Wellington Merger Sub I, Inc., a direct, wholly owned subsidiary of the Company (Merger Sub I), Wellington Merger Sub II, Inc., a direct, wholly owned subsidiary of the Company (Merger Sub II), and WellCare, providing for (i) the merger of Merger Sub I with and into WellCare (the First Merger), with WellCare continuing as the surviving corporation of the First Merger and a direct, wholly owned subsidiary of the Company (the Surviving Corporation), and (ii) immediately after the effective time of the First Merger (the First Effective Time), the merger of the Surviving Corporation with and into Merger Sub II (the Second Merger), with Merger Sub II continuing as the surviving corporation of the Second Merger and a direct, wholly owned subsidiary of the Company. At the First Effective Time, each share of common stock of WellCare issued and outstanding immediately prior to the First Effective Time will be automatically canceled and converted into the right to receive 3.38 of validly issued, fully paid and nonassessable shares of Centene common stock and $120.00 in cash, without interest. The WellCare transaction is valued at approximately $17.3 billion, including existing WellCare debt (based on the Centene closing stock price of $57.05 on March 25, 2019).

In June 2019, the Company and WellCare announced the transaction was approved by both the Centene and WellCare shareholders. The WellCare Transaction has recently received approvals from insurance and healthcare departments in Arizona, Connecticut, Georgia, New York, Ohio and Texas, bringing the total number of approvals to 25 states. Completion of the WellCare transaction remains subject to clearance under the Hart-Scott-Rodino Act, receipt of required state regulatory approvals and other customary closing conditions. The transaction is expected to close by the first half of 2020.

In September 2019, the Company and WellCare announced a subsidiary of WellCare had entered into a definitive agreement under which Anthem, Inc. (Anthem) will acquire WellCare's Missouri and Nebraska Medicaid plans. The closing of the transaction with Anthem is subject to U.S. federal antitrust clearance, receipt of Missouri and Nebraska state regulatory approvals and other customary closing conditions, as well as the closing of the WellCare Transaction.

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

Significant fair value adjustments are noted as follows:

(a)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The Company has estimated the fair value of intangible assets to be $956 million with a weighted average life of 13 years. The identifiable intangible assets include customer relationships, trade names, provider contracts and developed technologies.

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

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$221	$1	$—	$222	$362	$1	$(2)	$361
Corporate securities	3,705	110	(5)	3,810	3,190	8	(52)	3,146
Restricted certificates of deposit	479	—	—	479	433	—	—	433
Restricted cash equivalents	13	—	—	13	8	—	—	8
Municipal securities	2,342	73	(1)	2,414	2,196	9	(18)	2,187
Asset-backed securities	724	6	—	730	686	1	(4)	683
Residential mortgage-backed securities	486	9	(2)	493	452	1	(9)	444
Commercial mortgage-backed securities	416	13	—	429	366	1	(6)	361
Private equity investments	643	—	—	643	387	—	—	387
Life insurance contracts	141	—	—	141	128	—	—	128
Total	$9,170	$212	$(8)	$9,374	$8,208	$21	$(91)	$8,138

The Company’s investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain private equity investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2019, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2019, the Company held certificates of deposit, life insurance contracts and private equity investments that did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at September 30, 2019.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2019				December 31, 2018
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$39	$—	$56	$—	$59	$(2)	$202
Corporate securities	(3)	249	(2)	110	(27)	1,389	(25)	871
Municipal securities	(1)	120	—	18	(4)	591	(14)	806
Asset-backed securities	—	123	—	125	(2)	318	(2)	168
Residential mortgage-backed securities	—	42	(2)	103	(1)	61	(8)	233
Commercial mortgage-backed securities	—	56	—	43	(2)	137	(4)	140
Total	$(4)	$629	$(4)	$455	$(36)	$2,555	$(55)	$2,420

As of September 30, 2019, the gross unrealized losses were generated from 765 positions out of a total of 4,503 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	September 30, 2019				December 31, 2018
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$710	$711	$545	$545	$647	$646	$205	$205
One year through five years	3,137	3,205	109	110	3,026	2,998	351	350
Five years through ten years	2,962	3,068	—	—	2,387	2,362	—	—
Greater than ten years	81	83	—	—	88	89	—	—
Asset-backed securities	1,626	1,652	—	—	1,504	1,488	—	—
Total	$8,516	$8,719	$654	$655	$7,652	$7,583	$556	$555

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

The following table summarizes fair value measurements by level at September 30, 2019, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$6,215	$—	$—	$6,215
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85	$—	$—	$85
Corporate securities	—	3,792	—	3,792
Municipal securities	—	2,406	—	2,406
Asset-backed securities	—	730	—	730
Residential mortgage-backed securities	—	493	—	493
Commercial mortgage-backed securities	—	429	—	429
Total investments	$85	$7,850	$—	$7,935
Restricted deposits available for sale:
Cash and cash equivalents	$13	$—	$—	$13
Certificates of deposit	—	479	—	479
Corporate securities	—	18	—	$18
Municipal securities	—	8	—	8
U.S. Treasury securities and obligations of U.S. government corporations and agencies	137	—	—	137
Total restricted deposits	$150	$505	$—	$655
Other long-term assets:
Interest rate swap agreements	$—	$13	$—	$13

Total assets at fair value	$6,450	$8,368	$—	$14,818
Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$11	$—	$11
Total liabilities at fair value	$—	$11	$—	$11

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

The Company utilizes matrix-pricing services to estimate fair value for securities that are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s life insurance contracts and other private equity investments, which approximates fair value, was $784 million and $515 million as of September 30, 2019 and December 31, 2018, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Nine Months Ended September 30,
	2019	2018
Balance, January 1	$6,831	$4,286
Less: Reinsurance recoverable	27	18
Balance, January 1, net	6,804	4,268
Acquisitions and purchase accounting adjustments	57	1,319
Incurred related to:
Current year	44,283	33,465
Prior years	(641)	(420)
Total incurred	43,642	33,045
Paid related to:
Current year	36,972	28,194
Prior years	5,577	3,485
Total paid	42,549	31,679
Balance at September 30, net	7,954	6,953
Plus: Reinsurance recoverable	21	30
Balance, September 30	$7,975	$6,983

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years" due to minimum health benefits ratio (HBR) and other return of premium programs, we recorded $64 million and $23 million as a reduction from premium revenues in the nine months ended September 30, 2019 and 2018, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2019 was $5,769 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act

The Affordable Care Act contains risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions. The Company's net receivables (payables) for each of the ongoing programs are as follows ($ in millions):

	September 30, 2019	December 31, 2018
Risk adjustment	$(727)	$(928)
Minimum MLR	(301)	(265)
Cost sharing reductions	73	(50)

On June 28, 2019, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2018 benefit year. As a result of the announcement, the Company reduced its risk adjustment net payables by $238 million from December 31, 2018. After consideration of minimum MLR, Risk Adjustment Data Validation (RADV) audit results, and other related impacts, the net pre-tax benefit recognized was approximately $131 million recorded in the second quarter of 2019.

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2019	December 31, 2018
$1,400 million 5.625% Senior notes, due February 15, 2021	$1,400	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,004	1,005
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$1,200 million 4.75% Senior notes, due January 15, 2025	1,200	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	1,800
Fair value of interest rate swap agreements	2	(95)
Total senior notes	6,406	6,310
Revolving credit agreement	415	284
Mortgage notes payable	55	57
Construction loan payable	119	63
Finance leases and other	112	47
Debt issuance costs	(66)	(75)
Total debt	7,041	6,686
Less current portion	(66)	(38)
Long-term debt	$6,975	$6,648

Revolving Credit Agreement and Term Loan Credit Facility

In May 2019, the Company amended and restated its existing credit agreement (Revolving Credit Facility) to, among other things, increase the revolving commitments thereunder from $1,500 million to $2,000 million. The agreement has a maturity date of May 7, 2024. At the Company’s option, borrowings under the credit agreement will bear interest at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin.

In September 2019, the Company amended and restated its existing credit agreement to provide a new $1,450 million unsecured delayed-draw term loan facility (Term Loan Facility) in addition to the existing $2,000 million Revolving Credit Facility. At the Company's option, borrowings under the Term Loan Facility bears interest at LIBOR or base rates plus, in each case, an applicable margin. The Term Loan Facility will mature on September 11, 2022.

In October 2019, the Company borrowed $1,450 million under the Term Loan Facility. The proceeds of the Term Loan Facility were used to fund the redemption of senior notes discussed below and pay fees and expenses in connection therewith, with any remaining proceeds to be used for general corporate purposes.

Senior Note Redemption

In October 2019, the Company redeemed the outstanding principal balance on the $1,400 million 5.625% Senior Notes due February 15, 2021, plus applicable premium for early redemption and accrued and unpaid interest through the redemption date. The Company recognized a pre-tax loss on extinguishment of $30 million on the redemption of the $1,400 million 5.625% Senior Notes in the fourth quarter of 2019, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $600 million interest rate swap agreement associated with the notes.

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

The Company records ROU assets and liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2019, the Company recognized operating lease expense of $50 million and $150 million, respectively.

The following table sets forth the ROU assets and liabilities as of September 30, 2019 ($ in millions):

September 30, 2019
Assets
ROU assets (recorded within other long-term assets)	$656

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$157
Long-term (recorded within other long-term liabilities)	620
Total ROU liabilities	$777

During the three and nine months ended September 30, 2019, the Company reduced its ROU liabilities by $54 million and $171 million, respectively, for cash paid. In addition, during the three and nine months ended September 30, 2019, new operating leases commenced resulting in the recognition of ROU assets and liabilities of $63 million and $114 million, respectively. As of September 30, 2019, the Company had additional operating leases that have not yet commenced of $287 million, which included three significant leases executed during the third quarter. These operating leases will commence in 2019 and 2020 with lease terms of 1 year to 16 years.

As of September 30, 2019, the weighted average remaining lease term of the Company's operating leases was 6.7 years. The ROU liabilities as of September 30, 2019 reflect a weighted average discount rate of 4.5%. Lease payments over the next five years and thereafter are as follows ($ in millions):

September 30, 2019
2019	$40
2020	199
2021	161
2022	121
2023	92
2024	71
Thereafter	211
Total lease payments	895
Less: imputed interest	(118)
Total ROU liabilities	$777

The following discussion relates to the Company's lease accounting policy under ASC Topic 840 for the year ended December 31, 2018. Annual noncancellable minimum lease payments over the next five years and thereafter were as follows ($ in millions):

December 31, 2018
2019	$174
2020	176
2021	145
2022	101
2023	71
Thereafter	200
Total lease payments	$867

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Earnings attributable to Centene Corporation	$95	$19	$1,112	$659

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	413,616	410,591	413,302	383,257
Common stock equivalents (as determined by applying the treasury stock method)	6,340	8,452	6,398	8,009
Weighted average number of common shares and potential dilutive common shares outstanding	419,956	419,043	419,700	391,266

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.23	$0.05	$2.69	$1.72
Diluted earnings per common share	$0.23	$0.05	$2.65	$1.68

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2019 excludes the impact of 1.5 million and 1.4 million shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2018 excludes the impact of 20 thousand and 53 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products.

Segment information for the three months ended September 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$18,087	$889	$—	$18,976
Total revenues from internal customers	44	2,675	(2,719)	—
Total revenues	$18,131	$3,564	$(2,719)	$18,976
Earnings from operations	$385	$(209)	$—	$176

Segment information for the three months ended September 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$15,420	$762	$—	$16,182
Total revenues from internal customers	26	2,350	(2,376)	—
Total revenues	$15,446	$3,112	$(2,376)	$16,182
Earnings from operations	$92	$(51)	$—	$41

Segment information for the nine months ended September 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$53,283	$2,493	$—	$55,776
Total revenues from internal customers	116	7,681	(7,797)	—
Total revenues	$53,399	$10,174	$(7,797)	$55,776
Earnings from operations	$1,587	$(83)	$—	$1,504

Segment information for the nine months ended September 30, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$41,153	$2,404	$—	$43,557
Total revenues from internal customers	76	6,919	(6,995)	—
Total revenues	$41,229	$9,323	$(6,995)	$43,557
Earnings from operations	$983	$87	$—	$1,070

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. The case is back before the trial court which has scheduled a hearing in February 2020 to consider a motion for summary judgment by Health Net California. In the meantime, discovery will proceed. No trial date has been set. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on our financial position, results of operations and cash flows.

Federal Securities Class Action

On November 14, 2016, a putative federal securities class action, Israel Sanchez v. Centene Corp., et al., was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. In March 2017, the court entered an order transferring the matter to the U.S. District Court for the Eastern District of Missouri. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. In July 2017, the lead plaintiff filed a Consolidated Class Action Complaint. The Company filed a motion to dismiss complaint in September 2017. In August 2019, the Court granted the Company's motion to dismiss in part and denied it in part, dismissing allegations regarding certain statements and thereby narrowing the time period to which the allegations will be subject. The case will now move into the discovery phase.

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

A third shareholder derivative action was filed on December 14, 2018, by plaintiffs Carpenters Pension Fund of Illinois and Iron Workers Local 11 Pension Fund on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. This third derivative action repeats many of the allegations in the securities class action and the other derivative suits and adds additional allegations asserting violations of securities laws, breach of fiduciary duty, insider trading and unjust enrichment. The three derivative suits have been consolidated. Lead plaintiffs and counsel have been appointed. On July 11, 2019, the Court entered an order staying the consolidated derivative action, pending resolution of the motion to dismiss that is under submission in the Sanchez matter. As a result of the August 2019 ruling in the Sanchez matter described above, the parties filed a joint status report and a motion to lift the stay in the consolidated derivative action. The court entered an order lifting the stay and set a briefing schedule on a motion to dismiss. Pursuant to that schedule, defendants are to file a motion to dismiss on October 31, 2019.

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

12. Goodwill and Intangible Impairment

During the third quarter of 2019, the Company recorded $271 million of non-cash goodwill ($259 million) and intangible asset ($12 million) impairment, substantially all associated with the Company's U.S. Medical Management (USMM) physician home health business in the Specialty Services segment. The impairment was identified as part of the Company's quarterly review procedures, which included an analysis of new information related to its shared savings demonstration programs, slower than expected penetration of the physician home health business model into its Medicaid population, and the related impact to revised forecasts. The Company conducted an impairment analysis of the identifiable intangible assets and goodwill of the reporting unit using the income approach, in which fair value is derived based on the present value of discounted expected cash flows.

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

EXECUTIVE OVERVIEW

General

We are a diversified, multi-national healthcare enterprise that provides services to government sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. We provide member-focused services through locally-based staff by assisting in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions.

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

WellCare Transaction

On March 26, 2019, we entered into a definitive merger agreement (the Merger Agreement) with WellCare Health Plans, Inc., (WellCare) under which Centene will acquire all of the issued and outstanding shares of WellCare (the WellCare Transaction). Under the terms of the agreement, at the closing of the transaction, WellCare common stock will be automatically canceled and converted into the right to 3.38 of validly issued, fully paid, nonassessable shares of Centene common stock and $120.00 in cash, without interest. The transaction is valued at approximately $17.3 billion, including the existing WellCare debt (based on the Centene closing stock price of $57.05 on March 25, 2019), and is expected to close by the first half of 2020. We have an $8.4 billion financing commitment, but intend to fund the cash portion of the acquisition primarily through debt financing in advance of the closing date. In June 2019, Centene and WellCare announced the transaction was approved by both the Centene and WellCare stockholders. The WellCare Transaction has recently received approvals from insurance and healthcare departments in Arizona, Connecticut, Georgia, New York, Ohio and Texas, bringing the total number of approvals to 25 states. Completion of the WellCare transaction remains subject to clearance under the Hart-Scott-Rodino Act, receipt of required state regulatory approvals and other customary closing conditions. In September 2019, Centene and WellCare announced a subsidiary of WellCare had entered into a definitive agreement under which Anthem, Inc. (Anthem) will acquire WellCare's Missouri and Nebraska Medicaid plans. The closing of the transaction with Anthem is subject to U.S. federal antitrust clearance, receipt of Missouri and Nebraska state regulatory approvals and other customary closing conditions, as well as the closing of the WellCare Transaction.

Fidelis Care Acquisition

On July 1, 2018, we acquired substantially all of the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) for approximately $3.60 billion of cash consideration, including a working capital adjustment. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section for the nine months ended September 30, 2019, is related to the acquisition of Fidelis Care.

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

During this time of deliberation, the Company remains focused on the promise of delivering access to high quality, affordable healthcare to all of its members and believes it is well positioned to meet the needs of the changing healthcare landscape. We have more than three decades of experience, spanning six presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the Federal government to under-insured and uninsured families, commercial organizations and military families. This expertise has allowed us to deliver cost effective services to our government sponsors and our members. While healthcare experts maintain focus on personalized healthcare technology, we continue to make strategic decisions to accelerate development of new software platforms and analytical capabilities. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

Third Quarter 2019 Highlights

Our financial performance for the third quarter of 2019 is summarized as follows:

•	Managed care membership of 15.3 million, an increase of 884 thousand members, or 6% year-over-year.

•	Total revenues of $19.0 billion, representing 17% growth year-over-year.

•	Health benefits ratio of 88.2%, compared to 86.3% for the third quarter of 2018.

•	SG&A expense ratio of 8.9%, compared to 12.6% for the third quarter of 2018.

•	Adjusted SG&A expense ratio of 8.8%, compared to 10.0% for the third quarter of 2018.

•
Operating cash flows of $(99) million, driven by the payment of approximately $1.0 billion related to the 2018 risk adjustment to CMS and minimum MLR programs, partially offset by net earnings. Cash flow provided by operations for the nine months ended September 30, 2019 was $2.1 billion.

•	Diluted earnings per share (EPS) for the third quarter of 2019 of $0.23, compared to $0.05 for the third quarter of 2018.

•	Adjusted Diluted EPS for the third quarter of 2019 of $0.96, compared to $0.89 for the third quarter of 2018.

Adjusted Diluted EPS is highlighted below and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2019	2018
GAAP diluted EPS	$0.23	$0.05
Amortization of acquired intangible assets	0.12	0.12
Acquisition related expenses	0.04	0.72
Other adjustments (1)	0.57	—
Adjusted Diluted EPS	$0.96	$0.89

(1)
Other adjustments include the 2019 non-cash goodwill and intangible asset impairment of $271 million, or $0.57 per diluted share, substantially all related to our U.S. Medical Management (USMM) physician home health business.

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

•
Correctional. In February 2019, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of the Metropolitan Detention Center located in Albuquerque, New Mexico. In December 2018, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of Volusia County detention facilities located near Daytona, Florida. In July 2019, Centurion began operating under a contract to provide comprehensive healthcare services to inmates housed in Arizona’s state prison system. In July 2019, Centurion began operating under a re-awarded contract to continue the provision of mental and dental health services to the Georgia Department of Correction's state prison facilities.

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

•	Iowa. In July 2019, our Iowa subsidiary, Iowa Total Care, Inc., began operating under a new statewide contract for the IA Health Link Program.

•	Kansas. In January 2019, our Kansas subsidiary, Sunflower Health Plan, continued providing managed care services to KanCare beneficiaries statewide under a new contract.

•	New Hampshire. In September 2019, our New Hampshire subsidiary, NH Healthy Families, began operating under a new five-year contract to continue to provide service to Medicaid enrollees statewide.

•	New Mexico. In January 2019, our New Mexico subsidiary, Western Sky Community Care, began operating under a new statewide contract in New Mexico for the Centennial Care 2.0 Program.

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

•	Beginning in July 2018, we no longer serve correctional healthcare members in Massachusetts.

•	Effective October 2018, we no longer provide healthcare coordination services to veterans under the Patient-Centered Community Care and Veterans Choice Programs.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the benefit in 2019 of acquisitions, investments, and business commenced during 2018 and 2019, as discussed above.

•
In October 2019, our North Carolina joint venture, Carolina Complete Health, was awarded an additional service area to provide Medicaid managed care services in Region 4. With the addition of this new Region, Carolina Complete Health will provide Medicaid managed care services in three contiguous regions: Region 3, 4 and 5. The new three-year contract is expected to commence in February 2020.

•
In August 2019, we announced that we are expanding our offerings in the 2020 Health Insurance Marketplace. We are expanding our presence in ten existing markets: Arizona, Florida, Georgia, Kansas, North Carolina, Ohio, South Carolina, Tennessee, Texas and Washington.

•
In July 2019, our Oregon subsidiary, Trillium Community Health Plan, was notified by the Oregon Health Authority (OHA) of its intent to award Trillium an expanded contract to serve as a coordinated care organization for six counties in the state. Pending successful completion of OHA's readiness review and additional contract negotiations, the contract is scheduled to begin on January 1, 2020.

•
In March 2019, we signed a definitive Merger Agreement to acquire all of the issued and outstanding shares of WellCare. The transaction is valued at approximately $17.3 billion (based on the Centene closing stock price of $57.05 on March 25, 2019) and is expected to close by the first half of 2020. In June 2019, Centene and WellCare announced the transaction was approved by both the Centene and WellCare shareholders. The transaction is conditioned on clearance under the Hart-Scott Rodino Act, receipt of state regulatory approvals and other customary closing conditions.

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

The future growth items listed above are partially offset by the following item:

•
In October 2019, CMS published updated Medicare Star quality ratings for the 2020 rating year. 51% of our Medicare members are in a 4 star or above plan for the 2021 bonus year, compared to 86% for the 2020 bonus year. Our quality bonus and rebates may be negatively impacted in 2021, if we are unable to utilize mitigation strategies.

MEMBERSHIP

From September 30, 2018 to September 30, 2019, we increased our managed care membership by 884,200, or 6%. The following table sets forth our membership by line of business:

	September 30, 2019	December 31, 2018	September 30, 2018
Medicaid:
TANF, CHIP & Foster Care	7,623,400	7,356,200	7,260,500
ABD & LTSS	1,045,700	1,002,100	964,200
Behavioral Health	73,300	36,500	455,900
Total Medicaid	8,742,400	8,394,800	8,680,600
Commercial	2,388,500	1,978,000	2,062,500
Medicare (1)	404,500	416,900	417,400
International	462,400	151,600	—
Correctional	187,200	151,300	150,900
Total at-risk membership	12,185,000	11,092,600	11,311,400
TRICARE eligibles	2,860,700	2,858,900	2,858,900
Non-risk membership	227,800	219,700	219,000
Total	15,273,500	14,171,200	14,389,300

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	September 30, 2019	December 31, 2018	September 30, 2018
Dual-eligible (2)	629,600	598,200	590,300
Health Insurance Marketplace	1,860,200	1,459,100	1,529,400
Medicaid Expansion	1,359,300	1,262,100	1,237,800

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2019 and 2018, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2019 and 2018 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Premium	$17,472	$14,623	19%	$50,229	$38,639	30%
Service	743	732	2%	2,123	2,147	(1)%
Premium and service revenues	18,215	15,355	19%	52,352	40,786	28%
Premium tax and health insurer fee	761	827	(8)%	3,424	2,771	24%
Total revenues	18,976	16,182	17%	55,776	43,557	28%
Medical costs	15,406	12,626	22%	43,642	33,045	32%
Cost of services	619	622	—%	1,778	1,823	(2)%
Selling, general and administrative expenses	1,617	1,934	(16)%	4,800	4,487	7%
Amortization of acquired intangible assets	65	65	—%	194	149	30%
Premium tax expense	822	716	15%	3,587	2,451	46%
Health insurer fee expense	—	178	n.m.	—	532	n.m.
Goodwill and intangible impairment	271	—	n.m.	271	—	n.m.
Earnings from operations	176	41	329%	1,504	1,070	41%
Investment and other income (expense), net	(1)	(17)	94%	18	(59)	131%
Earnings from operations, before income tax expense	175	24	629%	1,522	1,011	51%
Income tax expense	79	8	888%	415	358	16%
Net earnings	96	16	500%	1,107	653	70%
(Earnings) loss attributable to noncontrolling interests	(1)	3	(133)%	5	6	(17)%
Net earnings attributable to Centene Corporation	$95	$19	400%	$1,112	$659	69%
Diluted earnings per common share attributable to Centene Corporation	$0.23	$0.05	360%	$2.65	$1.68	58%

n.m.: not meaningful

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total Revenues

The following table sets forth supplemental revenue information for the three months ended September 30, ($ in millions):

	2019	2018	% Change
Medicaid	$12,859	$10,909	18%
Commercial	3,670	3,125	17%
Medicare (1)	1,429	1,363	5%
Other	1,018	785	30%
Total Revenues	$18,976	$16,182	17%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 17% in the three months ended September 30, 2019 over the corresponding period in 2018, primarily due to growth in the Health Insurance Marketplace business, expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Illinois, Iowa, New Mexico and Pennsylvania, and our recent acquisitions in Spain. These increases were partially offset by the health insurer fee moratorium in 2019.

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

The HBR for the three months ended September 30, 2019 was 88.2%, compared to 86.3% in the same period in 2018. The HBR for the third quarter of 2018 benefited from the recognition of the IHSS program reconciliation, which reduced the HBR by approximately 100 basis points. Additionally, the increase was due to the health insurer fee moratorium, which increased the HBR for the third quarter of 2019 by approximately 50 basis points. Finally, the HBR for the third quarter of 2019 includes the impact of approximately $440 million of at-risk, state directed payments in California, which increased the HBR by approximately 30 basis points.

Cost of Services

Cost of services was consistent in the three months ended September 30, 2019, compared to the corresponding period in 2018. The cost of service ratio for the three months ended September 30, 2019, was 83.3%, compared to 85.0% in the same period in 2018. The decrease in the cost of service ratio was primarily due to Veterans Affairs contract expiration, effective October 2018.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $317 million in the three months ended September 30, 2019, compared to the corresponding period in 2018. The SG&A decrease was primarily due to $399 million of acquisition related expenses associated with the closing of the Fidelis Care acquisition in the third quarter of 2018, compared to $23 million of acquisition related costs in the third quarter of 2019. This was partially offset by expansions, new programs, and growth in many of our states in 2018 and 2019, including growth in the Health Insurance Marketplace business.

The SG&A expense ratio was 8.9% for the third quarter of 2019, compared to 12.6% in the third quarter of 2018. The decrease was primarily due to the previously discussed reduction in acquisition related costs, which decreased the ratio by approximately 250 basis points. The Adjusted SG&A expense ratio was 8.8% for the third quarter of 2019, compared to 10.0% in the third quarter of 2018. Both ratios for the third quarter of 2018 included 70 basis points related to the Veterans Affairs contract expiration and the commitment to our charitable foundation. The ratios also benefited from the previously mentioned at-risk, state directed payments and lower variable compensation costs for programs indexed to our stock performance in the third quarter of 2019.

Health Insurer Fee Expense

As a result of the HIF moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record HIF expense for the three months ended September 30, 2019, compared to $178 million in the corresponding period in 2018.

Goodwill and Intangible Impairment

During the third quarter of 2019, we recorded $271 million, or $0.57 per diluted share, of non-cash goodwill and intangible asset impairment. Substantially all of the impairment is associated with our USMM physician home health business and was identified as part of our quarterly review procedures, which included an analysis of new information related to our shared savings demonstration programs, slower than expected penetration of the physician home health business model into our Medicaid population, and the related impact to revised forecasts. The business continues to generate positive cash flows and plays an important role in care management; however, it has fallen short of our overall performance expectations.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2019	2018
Investment and other income	$98	$80
Interest expense	(99)	(97)
Other income (expense), net	$(1)	$(17)

Investment and other income increased by $18 million in the three months ended September 30, 2019 compared to the corresponding period in 2018. This reflects increased investment balances over 2018 and higher interest rates.

Income Tax Expense

For the three months ended September 30, 2019, we recorded income tax expense of $79 million on pre-tax earnings of $175 million, or an effective tax rate of 45.1%, driven by the non-deductibility of a portion of our non-cash goodwill and intangible impairment, offset by the impact of the health insurer fee moratorium. For the three months ended September 30, 2018, we recorded income tax expense of $8 million on pre-tax earnings of $24 million, or an effective tax rate of 33.3%, which reflects the non-deductibility of the health insurer fee.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2019	2018	% Change
Total Revenues
Managed Care	$18,131	$15,446	17%
Specialty Services	3,564	3,112	15%
Eliminations	(2,719)	(2,376)	(14)%
Consolidated Total	$18,976	$16,182	17%
Earnings from Operations
Managed Care	$385	$92	318%
Specialty Services	(209)	(51)	(310)%
Consolidated Total	$176	$41	329%

Managed Care

Total revenues increased 17% in the three months ended September 30, 2019, compared to the corresponding period in 2018, primarily due to growth in the Health Insurance Marketplace business, expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Illinois, Iowa, New Mexico and Pennsylvania, and our recent acquisitions in Spain. These increases were partially offset by the health insurer fee moratorium in 2019. Earnings from operations increased $293 million between years primarily as a result of lower acquisition related expenses, partially offset by the health insurer fee moratorium in 2019.

Specialty Services

Total revenues increased 15% in the three months ended September 30, 2019, compared to the corresponding period in 2018, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions. Earnings from operations decreased $158 million in the three months ended September 30, 2019, compared to the corresponding period in 2018, primarily due to the previously discussed non-cash goodwill and intangible impairment, partially offset by higher costs recognized in 2018 associated with our Veterans Affairs contract expiration.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total Revenues

The following table sets forth supplemental revenue information for the nine months ended September 30, ($ in millions):

	2019	2018	% Change
Medicaid	$37,586	$28,033	34%
Commercial	11,187	9,331	20%
Medicare (1)	4,277	3,728	15%
Other	2,726	2,465	11%
Total Revenues	$55,776	$43,557	28%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 28% in the nine months ended September 30, 2019 over the corresponding period in 2018 primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, and expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Illinois, Iowa, New Mexico and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Total revenues also increased due to pass through payments, including approximately $533 million from the State of New York and approximately $245 million from the State of California that were recorded in premium tax revenue and premium tax expense. During the nine months ended September 30, 2019, we received premium rate adjustments which yielded a net 2% composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the nine months ended September 30, 2019 was 86.9%, compared to 85.5% in the same period in 2018. The increase was primarily attributable to the Health Insurance Marketplace business where margins have normalized, as expected, from the favorable performance in 2018. The increase was also due to the health insurer fee moratorium and the acquisition of Fidelis Care, which operates at a higher HBR. Also, the HBR for the nine months ended September 30, 2018 benefited from the recognition of the IHSS program reconciliation, which reduced the HBR by approximately 40 basis points.

Cost of Services

Cost of services decreased by $45 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The cost of services decrease is primarily attributable to the Veterans Affairs contract expiration, effective October 2018, partially offset by the operations of newly acquired businesses.

The cost of service ratio for the nine months ended September 30, 2019, was 83.7%, compared to 84.9% in the same period in 2018. The decrease in the cost of service ratio was primarily due to Veterans Affairs contract expiration.

Selling, General & Administrative Expenses

SG&A increased by $313 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The SG&A increase was primarily attributable to the acquisition of Fidelis Care, expansions, new programs, and growth in many of our states in 2019, including growth in the Health Insurance Marketplace business, partially offset by a decrease in acquisition related costs.

The SG&A expense ratio for the nine months ended September 30, 2019 was 9.2%, compared to 11.0% for the corresponding period in 2018, primarily due to $360 million of lower acquisition related expenses, which decreased the ratio by approximately 90 basis points. The Adjusted SG&A expense ratio for the nine months ended September 30, 2019 was 9.1%, compared to 10.0% for the nine months ended September 30, 2018. Both ratios decreased due to the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record HIF expense for the nine months ended September 30, 2019, compared to $532 million in the corresponding period in 2018.

Goodwill and Intangible Impairment

During the third quarter of 2019, we recorded $271 million, or $0.57 per diluted share, of non-cash goodwill and intangible asset impairment. Substantially all of the impairment is associated with our USMM physician home health business and was identified as part of our quarterly review procedures, which included an analysis of new information related to our shared savings demonstration programs, slower than expected penetration of the physician home health business model into our Medicaid population, and the related impact to revised forecasts. The business continues to generate positive cash flows and plays an important role in care management; however, it has fallen short of our overall performance expectations.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2019	2018
Investment and other income	$317	$186
Interest expense	(299)	(245)
Other income (expense), net	$18	$(59)

Investment and other income increased by $131 million in the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase in investment income in 2019 reflects higher investment balances over 2018, including the impact of higher investment balances as a result of the Fidelis Care acquisition, higher interest rates, the Ribera Salud acquisition gain of $16 million, and improved performance associated with our deferred compensation investment portfolio, which fluctuates with its underlying investments. The earnings from our deferred compensation portfolio were substantially offset by increases in deferred compensation expense, recorded in SG&A expense. Interest expense increased by $54 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018, reflecting a net increase in borrowings, primarily related to the financing of the Fidelis Care acquisition and the effect of our interest rate swaps.

Income Tax Expense

For the nine months ended September 30, 2019, we recorded income tax expense of $415 million on pre-tax earnings of $1,522 million, or an effective tax rate of 27.3%, which reflects the impact of the health insurer fee moratorium and a 68 basis point reduction due to the favorable resolution of an outstanding audit in the first quarter of 2019, offset by the non-deductibility of a portion of our non-cash goodwill and intangible impairment in the third quarter of 2019. For the nine months ended September 30, 2018, we recorded income tax expense of $358 million on pre-tax earnings of $1,011 million, or an effective tax rate of 35.4%, which reflects the impact of the non-deductibility of the health insurer fee.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2019	2018	% Change
Total Revenues
Managed Care	$53,399	$41,229	30%
Specialty Services	10,174	9,323	9%
Eliminations	(7,797)	(6,995)	(11)%
Consolidated Total	$55,776	$43,557	28%
Earnings from Operations
Managed Care	$1,587	$983	61%
Specialty Services	(83)	87	(195)%
Consolidated Total	$1,504	$1,070	41%

Managed Care

Total revenues increased 30% in the nine months ended September 30, 2019, compared to the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, and expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Illinois, Iowa, New Mexico and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Total revenues also increased due to pass through payments, including approximately $533 million from the State of New York and approximately $245 million from the State of California that were recorded in premium tax revenue and premium tax expense. Earnings from operations increased $604 million between years primarily as a result of the acquisition of Fidelis Care, lower acquisition related expenses, growth in the Health Insurance Marketplace business, partially offset by the health insurer fee moratorium in 2019.

Specialty Services

Total revenues increased 9% in the nine months ended September 30, 2019, compared to the corresponding period in 2018, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions, partially offset by the previously mentioned Veterans Affairs contract expiration. Earnings from operations decreased $170 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018, primarily due to the previously discussed non-cash goodwill and intangible impairment and our transition to transparent pharmacy pricing, partially offset by higher costs recognized in 2018 associated with our Veterans Affairs contract expiration. The transparent pricing decrease was offset by higher earnings in our Managed Care segment and reflects our commitment to transparency and more closely aligns the costs of care within each segment. It also aligns with our ongoing transition to RxAdvance.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$2,134	$1,868
Net cash used in investing activities	(1,388)	(3,563)
Net cash provided by financing activities	128	4,460
Effect of exchange rate changes on cash and cash equivalents	4	—
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$878	$2,765

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $2.1 billion in the nine months ended September 30, 2019 compared to $1.9 billion in the comparable period in 2018. The cash provided by operating activities in 2019 was primarily due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business and the commencement or expansion of the Arkansas, Iowa, Pennsylvania and New Mexico health plans.

Cash flows provided by operations in 2018 was due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business. Cash flows from operations were partially offset by an increase in premium and trade receivables of $696 million, due to an increase in receivables from several of our federal and state customers and the repayment of approximately $630 million of Medicaid expansion rate overpayments in California, which was previously accrued.

Cash flows from operations in each year can be impacted by the timing of payments we receive from our states. As we have seen historically, states may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.

Cash Flows Used in Investing Activities

Investing activities used cash of $1,388 million for the nine months ended September 30, 2019, and $3,563 million in the comparable period in 2018. Cash flows used in investing activities in 2019 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), capital expenditures and acquisitions.

Cash flows used in investing activities in 2018 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), the Fidelis Care and other acquisitions, the investments in RxAdvance, and capital expenditures.

We spent $530 million and $489 million in the nine months ended September 30, 2019 and 2018, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of September 30, 2019, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. We had unregulated cash and investments of $855 million at September 30, 2019, compared to $478 million at December 31, 2018.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $128 million in the nine months ended September 30, 2019, compared to $4,460 million in the comparable period in 2018. During 2019, our net financing activities primarily related to increased borrowings on our revolving credit agreement. During 2018, our net financing activities primarily related to our offering of $2.86 billion in shares of common stock, par value $0.001 per share, and approximately $1.8 billion of new long-term debt. Proceeds from both offerings were used to fund the Fidelis Care Acquisition, which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness. Cash flows provided by financing activities were partially offset by the purchase of noncontrolling interest.

Liquidity Metrics

In May 2019, we amended and restated our existing credit agreement (Revolving Credit Facility) to, among other things, increase the revolving commitments thereunder from $1,500 million to $2,000 million. The agreement has a maturity date of May 7, 2024. At our option, borrowings under the credit agreement will bear interest at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin.

In September 2019, we amended and restated our existing credit agreement to provide a new $1,450 million unsecured delayed-draw term loan facility (Term Loan Facility) in addition to the existing $2,000 million Revolving Credit Facility. At our option, borrowings under the Term Loan Facility bears interest at LIBOR or base rates plus, in each case, an applicable margin. The Term Loan Facility will mature on September 11, 2022.

In October 2019, we borrowed $1,450 million under the Term Loan Facility. We also redeemed the outstanding principal balance on the $1,400 million 5.625% Senior Notes due February 15, 2021, plus applicable premium for early redemption and accrued and unpaid interest through the redemption date. We recognized a loss on extinguishment of debt of $30 million on the redemption of the notes in the fourth quarter of 2019, including the call premium, the write-off of unamortized debt issuance costs, and a loss on the termination of the $600 million interest rate swap agreement associated with the notes.

In October 2019, our Board of Directors approved a $500 million increase to our Company’s stock repurchase program. Under the increased stock repurchase program, we will be in a position to repurchase shares or pay down debt with the proceeds from divestitures related to the WellCare acquisition.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 3.5 to 1.0. As of September 30, 2019, we had $415 million of borrowings outstanding under our Revolving Credit Facility, no outstanding borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2019, there were no limitations on the availability as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of September 30, 2019, we had $119 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $55 million as of September 30, 2019, which were not part of our revolving credit facility. We also had letters of credit for $26 million (valued at the September 30, 2019 conversion rate), or €24 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 0.9% as of September 30, 2019. In addition, we had outstanding surety bonds of $571 million as of September 30, 2019.

The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2019, we were in compliance with all covenants.

At September 30, 2019, we had working capital, defined as current assets less current liabilities, of $177 million, compared to $27 million at December 31, 2018. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2019, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 36.2%, compared to 37.8% at December 31, 2018. Excluding $174 million of non-recourse debt, our debt to capital ratio was 35.6% as of September 30, 2019, compared to 37.4% at December 31, 2018. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2019 Expectations

During the remainder of 2019, we expect to make net capital contributions to our insurance subsidiaries of approximately $79 million and spend approximately $200 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2019 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

In addition, on March 26, 2019, we entered into a definitive Merger Agreement with WellCare, under which Centene will acquire all of the issued and outstanding shares of WellCare. Under the terms of the agreement, at the closing of the transaction, WellCare common stock will be automatically canceled and converted into the right to 3.38 of validly issued, fully paid, nonassessable shares of Centene common stock and $120.00 in cash, without interest, for each share of WellCare common stock. The transaction is valued at approximately $17.3 billion, including existing WellCare debt (based on the Centene closing stock price of $57.05 on March 25, 2019), and is expected to close by the first half of 2020. We have an $8.4 billion financing commitment, but intend to fund the cash portion of the acquisition primarily through debt financing in advance of the closing date. In June 2019, Centene and WellCare announced the transaction was approved by both the Centene and WellCare stockholders. The WellCare Transaction has recently received approvals from insurance and healthcare departments in Arizona, Connecticut, Georgia, New York, Ohio and Texas, bringing the total number of approvals to 25 states. Completion of the WellCare transaction remains subject to clearance under the Hart-Scott-Rodino Act, receipt of required state regulatory approvals and other customary closing conditions. In September 2019, Centene and WellCare announced a subsidiary of WellCare had entered into a definitive agreement under which Anthem, Inc. (Anthem) will acquire WellCare's Missouri and Nebraska Medicaid plans. The closing of the transaction with Anthem is subject to U.S. federal antitrust clearance, receipt of Missouri and Nebraska state regulatory approvals and other customary closing conditions, as well as the closing of the WellCare Transaction.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of September 30, 2019, our subsidiaries had aggregate statutory capital and surplus of $8,616 million, compared with the required minimum aggregate statutory capital and surplus requirements of $3,225 million. During the nine months ended September 30, 2019, we made net capital contributions of $33 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2019, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of September 30, 2019, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $3,225 million in the aggregate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2019, we had short-term investments of $804 million and long-term investments of $8,570 million, including restricted deposits of $655 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2019, the fair value of our fixed income investments would decrease by approximately $271 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,700 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,700 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2019, the fair value of our debt would decrease by approximately $76 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the ACA, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The federal government paid the entire cost for Medicaid coverage for newly eligible beneficiaries for three years (2014 through 2016). Beginning in 2017, the federal share began to decline, and will end at 90% for 2020 and subsequent years. As of September 30, 2019, 36 states and the District of Columbia have expanded Medicaid eligibility, and additional states continue to discuss expansion. The ACA also maintained CHIP eligibility standards through September 2019.

The ACA required the establishment of Health Insurance Marketplaces for individuals and small employers to purchase health insurance coverage. The ACA also required insurers participating on the Health Insurance Marketplaces to offer a minimum level of benefits and included guidelines on setting premium rates and coverage limitations. On December 22, 2017, the TCJA was signed, repealing the individual mandate requirement of the ACA beginning in 2019. On August 1, 2018, the HHS issued a final rule permitting the duration of short-term health insurance plans to be extended up to 36 months in total. The final rule went into effect on October 2, 2018, however, many states have implemented their own restrictions on the initial term and/or renewal term for such short-term plans. In July 2019, a U.S. District Court for the District of Columbia upheld a challenge to the final rule; however, an appeal was filed shortly after with the U.S. Court of Appeals for the District of Columbia.

Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations. This final rule allows more employer groups and associations to form AHPs based upon common geography and industry sector. On March 29, 2019, the Court struck down the U.S. Department of Labor’s final rule as inconsistent with current law under ERISA. The U.S. Department of Justice filed an appeal on April 26, 2019, which is still pending. Short-term health insurance plans and AHPs often provide fewer benefits than the traditional ACA insurance benefits. These changes and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation or executive action, could impact our business and results of operations. On June 13, 2019, the HHS, the U.S. Department of Labor and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees will be able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA.

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

The ACA imposed an annual insurance industry assessment of $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The health insurer fee payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016. However, the $14.3 billion payment resumed in 2018. Collection of the health insurer fee for 2019 has also been suspended, but absent legislative action, collection of the health insurer fee is expected to resume in 2020 and the annual insurance assessment for 2020 is expected to be $15.5 billion. Such assessments are not deductible for federal and most state income tax purposes. The fee is allocated based on health insurers' premium revenues in the previous year. Each health insurer's fee is calculated by multiplying its market share by the annual fee. Market share is based on commercial, Medicare, and Medicaid premium revenues. Not-for-profit insurers may have a competitive advantage since they are exempt from paying the fee if they receive at least 80% of their premium revenues from Medicare, Medicaid, and CHIP, and other not-for-profit insurers are allowed to exclude 50% of their premium revenues from the fee calculation. There are ongoing challenges pending against the federal government regarding the requirement to reimburse Medicaid managed care organizations for the industry assessment. If we are not reimbursed by the states for the cost of the federal premium assessment (including the associated tax impact), or if we are unable to otherwise adjust our business model to address this new assessment, our results of operations, financial position and cash flows may be materially adversely affected.

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

We derive a majority of our premium revenues from operations in a limited number of states, and our financial position, results of operations or cash flows could be materially affected by a decrease in premium revenues or profitability in any one of those states.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition to or from information systems or do not appropriately integrate, maintain, enhance or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.

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

As of September 30, 2019, we had consolidated indebtedness of approximately $7,041 million. We intend to incur additional indebtedness to finance a portion of the consideration for the Wellcare Transaction, and we may further increase our indebtedness in the future. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

As of September 30, 2019, we held $2.7 billion notional amount of interest rate swaps that use the London interbank offered rate (LIBOR) as a reference rate and borrowings under our revolving credit agreement bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

We have obtained a commitment letter from potential lenders. However, the definitive loan documents have not been finalized.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2019 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2019	54	$52.24	—	6,671
August 1 - August 31, 2019	12	47.06	—	6,671
September 1 - September 30, 2019	16	45.51	—	6,671
Total	82	$50.21	—	6,671
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 7 million shares. No duration has been placed on the repurchase program. In October 2019, our Board of Directors approved a $500 million increase to our Company’s stock repurchase program, which is not reflected in the maximum number of shares presented above as of September 30, 2019.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1
Amendment and Restatement Agreement, dated as of September 11, 2019, to the Credit Agreement, dated as of March 24, 2016, as amended and restated as of May 7, 2019 and December 14, 2017, among Centene Corporation, as borrower, the various financial institutions party thereto, as lenders, the other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.

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

101
The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) our Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2019 and 2018; (iv) our Consolidated Statements of Stockholders’ Equity for the periods ended September 30, 2019 and 2018; (v) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 22, 2019.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)