Form 10-K
period 2019-12-31
CENTENE CORP
filed 2020-02-18
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
 Commission file number: 001-31826
 Centene Corporation
(Exact name of registrant as specified in its charter)

Delaware		42-1406317
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

7700 Forsyth Boulevard
St. Louis,	Missouri	63105
(Address of principal executive offices)		(Zip Code)
 Registrant's telephone number, including area code: (314) 725-4477
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	CNC	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2019, was $21.7 billion.

As of February 14, 2020, the registrant had 586,768,957 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2020 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene (the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recently completed acquisition (the WellCare Acquisition) of WellCare Health Plans, Inc. (WellCare), other recent and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item IA "Risk Factors," and Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including but not limited to:

•	uncertainty as to our expected financial performance following completion of the WellCare Acquisition;

•	the possibility that the expected synergies and value creation from the WellCare Acquisition will not be realized, or will not be realized within the expected time period;

•
the risk that unexpected costs will be incurred in connection with the integration of the WellCare Acquisition or that the integration of WellCare will be more difficult or time consuming than expected;

•	unexpected costs, charges or expenses resulting from the WellCare Acquisition;

•	the inability to retain key personnel;

•
disruption from the completion of the WellCare Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;

•	the risk that, following the WellCare Acquisition, we may not be able to effectively manage our expanded operations;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased healthcare costs;

•	changes in economic, political or market conditions;

•
changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, collectively referred to as the Affordable Care Act (ACA) and any regulations enacted thereunder that may result from changing political conditions or judicial actions, including the ultimate outcome in "Texas v. United States of America" regarding the constitutionality of the ACA;

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on the Health Insurance Marketplaces and other commercial and Medicare products;

•	tax matters;

•	disasters or major epidemics;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, TRICARE or other customers);

•	the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;

•	challenges to our contract awards;

•	cyber-attacks or other privacy or data security incidents;

•
the possibility that the expected synergies and value creation from acquired businesses, including, without limitation, the WellCare Acquisition, will not be realized, or will not be realized within the expected time period;

•
the exertion of management's time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions;

•	disruption caused by significant completed and pending acquisitions, including, among others, the WellCare Acquisition, making it more difficult to maintain business and operational relationships;

•	the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions;

•	changes in expected closing dates, estimated purchase price and accretion for acquisitions;

•	the risk that acquired businesses, including WellCare, will not be integrated successfully;

•	the risk that we may not be able to effectively manage our operations as they have expanded as a result of the WellCare Acquisition;

•	restrictions and limitations in connection with our indebtedness;

•
our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that can impact revenue and future growth;

•	availability of debt and equity financing, on terms that are favorable to us;

•	inflation; and

•	foreign currency fluctuations.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission (SEC), including quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. "Risk Factors" of Part I of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

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

	Year Ended December 31,
	2019	2018	2017

GAAP net earnings attributable to Centene	$1,321	$900	$828
Amortization of acquired intangible assets	258	211	156
Acquisition related expenses	104	425	20
Other adjustments (1)	301	30	(7)
Income tax effects of adjustments (2)	(127)	(155)	(108)
Adjusted net earnings	$1,857	$1,411	$889

GAAP diluted earnings per share (EPS) attributable to Centene	$3.14	$2.26	$2.34
Amortization of acquired intangible assets (3)	0.47	0.41	0.28
Acquisition related expenses (4)	0.19	0.81	0.04
Other adjustments (1)	0.62	0.06	(0.14)
Adjusted Diluted EPS	$4.42	$3.54	$2.52

(1)	Other adjustments include the following items:
2019 - (a) non-cash goodwill and intangible asset impairment of $271 million or $0.57 per diluted share, net of an income tax benefit of $0.08 and (b) debt extinguishment costs of $30 million or $0.05 per diluted share, net of an income tax benefit of $0.02;
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

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to adjusted (non-GAAP) results. There is no additional income tax effect from income tax reform.

(3)	Amortization of acquired intangible assets is net of an income tax benefit of $0.14, $0.12, and $0.16 per diluted share for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)
Acquisition related expenses are net of an income tax benefit of $0.06, $0.25 and $0.02 per diluted share for the years ended December 31, 2019, 2018 and 2017, respectively. Acquisition related expenses for 2019 include net carrying costs on the $7.0 billion senior notes issued in preparation of the WellCare acquisition of approximately $13 million, or $0.03 per diluted share, net of an income tax benefit of approximately $0.01 per diluted share.

i

	Year Ended December 31,
	2019	2018	2017
GAAP selling, general and administrative expenses	$6,533	$6,043	$4,446
Acquisition related expenses	85	421	20
Penn Treaty assessment expense	—	—	56
Charitable contribution	—	—	40
Adjusted selling, general and administrative expenses	$6,448	$5,622	$4,330

ii

PART I
ITEM 1. Business

OVERVIEW

We are a leading multi-national healthcare enterprise that is committed to helping people live healthier lives. We take a local approach - with local brands and local teams - to provide fully integrated, high-quality, and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services. We believe our local approach, including member and provider services, enables us to provide accessible, quality, culturally-sensitive healthcare coverage to our communities. Our population health management, educational and other initiatives are designed to help members best utilize the healthcare system to ensure they receive appropriate, medically necessary services and effective management of routine, severe and chronic health problems, resulting in better health outcomes. We combine our decentralized local approach for care with a centralized infrastructure of support functions such as finance, information systems and claims processing.

Our initial health plan commenced operations in Wisconsin in 1984. We were organized in Wisconsin in 1993 as a holding company for our initial health plan and reincorporated in Delaware in 2001. Our stock is publicly traded on the New York Stock Exchange under the ticker symbol "CNC."

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized and commercial programs. Our Specialty Services segment includes companies offering diversified healthcare services and products to our Managed Care segment and other external customers. For the year ended December 31, 2019, our Managed Care and Specialty Services segments accounted for 95% and 5%, respectively, of our total external revenues. Our membership totaled 15.2 million as of December 31, 2019. For the year ended December 31, 2019, our total revenues and net earnings attributable to Centene were $74.6 billion and $1.3 billion, respectively, and our total cash flow from operations was $1.5 billion.

WellCare Acquisition

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare, and such acquisition, the WellCare Acquisition). The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt. The cash portion of the acquisition was funded through the issuance of long-term debt in December 2019. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition also enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. With the WellCare Acquisition, we further broadened our product offerings by adding a Medicare prescription drug plan to our existing business lines. The business discussion reflects only Centene operations in 2019, prior to the completion of the WellCare Acquisition, unless specifically noted.

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

Under the Affordable Care Act (ACA), Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to the states' elections. The federal government paid the entire costs for Medicaid Expansion coverage for newly eligible beneficiaries from 2014 through 2016, 95% of the costs in 2017, 94% of the costs in 2018, 93% of the costs in 2019, and 90% of the costs in 2020. Assuming that the current program remains in effect unchanged, in subsequent years the federal share is scheduled to remain at 90%.

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

Long-Term Services and Supports (LTSS) is a Medicaid product that covers Institutional/Residential Care (Nursing Facilities, Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living, such as bathing, dressing and transferring. The most common HCBS services include personal care, adult day care, non-emergent transportation, home-delivered meals and personal emergency response systems. LTSS services are provided for individuals requiring nursing home level of care, receiving waiver services, or entitled to state Medicaid LTSS benefits. The largest groups receiving LTSS, by spending, are older individuals and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, those with serious mental illness and/or serious emotional disturbance and other populations. States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries. According to the National Association of States United for Aging and Disabilities, 24 states utilize some form of managed LTSS, up from eight in 2004.

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

CMS estimated the total Medicaid market to be approximately $595 billion in 2018, and estimated the market will grow to $1.0 trillion by 2027. Medicaid spending is estimated to have increased by 2.2% in 2018 and is projected to increase at an average annual rate of 5.5% between 2018 and 2027.

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

We believe managed care has improved the quality of care for Medicaid beneficiaries and lowered costs. The majority of states have mandated that their Medicaid recipients enroll in managed care plans. Other states are considering moving to a mandated managed care approach for additional populations and products. As a result, we believe a significant market opportunity exists for managed care organizations with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid populations.

Commercial

Established in 2010 and operational in 2014, the ACA created Health Insurance Marketplaces, which are a key component of the ACA and provide an opportunity for individuals and small businesses to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option currently default to a federally-facilitated Marketplace. Premium subsidies are available to make coverage more affordable and access to Marketplaces is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with coverage that varies based on premiums and out-of-pocket costs. Premium subsidies are provided to families without access to other coverage and with incomes generally between 100-400% of the federal poverty level, with some exceptions, to help them purchase insurance through the Marketplaces. These subsidies are offered on a sliding scale basis.

We also offer commercial healthcare products to individuals through large and small employer groups. We offer plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. Coverage typically is subject to deductibles and copayments or coinsurance.

Medicare

We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries as well as through employer and union groups. The Medicare program provides health care coverage primarily to individuals age 65 or older as well as to individuals with certain disabilities.

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

A portion of Medicare beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 10.9 million dual-eligible enrollees in 2018. These dual-eligible members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our Aged, Blind and Disabled (ABD), Long Term Services and Supports (LTSS), Medicare-Medicaid Plans (MMP) and Medicare Advantage Dual Special Needs Plan (DSNP) lines of business.

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

CMS estimated the total Medicare market was approximately $747 billion in 2018, and estimated the market will grow to approximately $1.4 trillion by 2027. Medicare spending is estimated to have increased 5.9% in fiscal 2018 and is projected to increase at an average annual rate of 7.4% between 2018 and 2027.

International

We currently have a growing international presence in Spain, the United Kingdom (UK) and Slovakia. In June 2019, we purchased an additional 40% ownership in Ribera Salud for $54 million, bringing our total ownership to 90%. Ribera Salud manages health administration concessions in various regions in Spain. In the UK, our subsidiary, Operose Health (Group) Limited (Operose Health), is one of the largest provider networks and delivers medical and community based services in the primary care sector of the National Health Service (NHS), which is the publicly funded, national healthcare system for England. We also have additional noncontrolling investments in the UK. Our equity method investee in Slovakia provides radiology services in the region.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•
Expertise in Government Sponsored Programs. For more than 35 years, we have developed a specialized services expertise that has helped us establish and maintain relationships with members, providers and our government customers. We have implemented programs developed to achieve savings for our government customers and improve health outcomes and quality of care for members. We work to assist the states in which we operate in addressing the operating challenges they face.

•
Quality and Innovation. Our innovative population health management programs focus on improving quality of care in areas that have the greatest impact on our members. We concentrate on serving the whole person to impact outcomes and costs. We recognize the importance of member-focused delivery of quality managed care services and have developed award winning education and outreach programs including the My Health Pays program, On.Demand Diabetes, Start Smart For Your Baby, and MemberConnections. It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. We seek the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC) Health Plan Accreditation in eligible states.

•
Innovative Technology and Scalable Systems. The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We continue to enhance our systems in order to leverage the platforms we have developed for our existing states for configuration into new states or health plan acquisitions. We believe our predictive modeling technology enables our population health management operations to proactively case and disease manage specific high risk members. It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines. Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members. We believe our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing system is capable of expanding to support additional members in an efficient manner.

•
Financial Strength and Scale. We are a large healthcare enterprise with approximately $75 billion in revenue and $1.5 billion in operating cash flow in 2019. Our strong historical operating performance, size, and scale allow us to continue to grow, diversify and invest in our businesses through strategic acquisitions and investments in technology and other resources that support our business, allowing us to navigate the changing healthcare landscape. We are a leader in the four largest Medicaid states. We seek to continue to increase our Medicaid, Medicare and Health Insurance Marketplace membership through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. In 2020, we expanded our Health Insurance Marketplace footprints in several existing markets, and we completed the WellCare Acquisition, further expanding our scale and presence. In addition, a nationally recognized statistical rating organization recently raised our long-term issuer credit rating to an investment grade rating.

•
Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid and Medicare managed care organizations. In addition to our Medicaid, Medicare, and Medicaid-related managed care services, our service offerings include behavioral health management, care management software, correctional healthcare services, dental benefits management, commercial programs, primary care services, life and health management, vision benefits management, pharmacy benefits management, specialty pharmacy, telehealth services and government-sponsored care under its federal contracts with the Department of Defense (DoD). Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs. In 2019, we served managed care members in 30 states through approximately 350 product solutions. We are constantly evaluating new opportunities for expansion both domestically and abroad.

•
Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize selling, general and administrative (SG&A) expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Managed Care and Specialty Services, while maintaining our local accountability and improved access.

MANAGED CARE

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs with state governments. Among the benefits we are able to provide to the states with which we contract are:

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from customer to customer and program to program, our health plans generally provide the following services:

•	primary and specialty physician care;

•	inpatient and outpatient hospital care;

•	emergency and urgent care;

•	prenatal care;

•	laboratory and x-ray services;

•	home-based primary care;

•	transportation assistance;

•	vision care;

•	dental care;

•	telehealth services;

•	immunizations;

•	prescriptions and limited over-the-counter drugs;

•	specialty pharmacy;

•	provision of durable medical equipment;

•	behavioral health and substance abuse services;

•	24-hour nurse advice line;

•	therapies;

•	social work services; and

•	care coordination.

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

•
Readmission Reduction aims to reduce preventable readmissions by ensuring optimal transitional care from acute and non-acute settings. The program focuses on post-hospitalization outreach (PHO), calls to members to verify they understand their discharge instructions, follow up with a Primary Care Physician (PCP), receive medication reconciliation, and, for the highest-risk members, are linked with a Community Health Worker.

•
Chronic Conditions aims to improve the health and quality of life for members with diabetes, asthma, chronic obstructive pulmonary disease (COPD), congestive heart failure (CHF), coronary artery disease (CAD), and/or hypertension. The program focuses on reducing emergent utilization and inpatient admissions by increasing treatment adherence, removing barriers to care, and enhancing self-management skills.

•
Fall Prevention seeks to decrease the number and severity of older adult falls. The program also aims to support members in maintaining their safety, stability, and independence as long as possible. The program leverages an evidence-based falls prevention toolkit to identify members at risk of falling and provide education and interventions to reduce fall risk.

•
Compassionate Connections (Palliative Care) works to identify members with at least one serious illness and provide necessary services to both members and those individuals close to them. Potential services may include detailed advanced care planning, a multi-team home visit and home health services, and additional social support. Providing palliative care services works to help alleviate members' suffering, and in turn, provide a better quality of life.

•
ER Diversion strives to identify members' reasons for visiting the ER and educate them on optimal locations for care in the future. The program also identifies opportunities for members to better manage their chronic conditions with the help of Primary Care Physicians (PCP) and Care Managers.

•
Fluvention works to decrease the spread of the flu by increasing the number of its managed care members that receive an annual flu vaccination. The campaign is designed to promote vaccinations as the key to flu prevention. Centene works to address these issues by utilizing enterprise-wide member and provider marketing and education, as well as increasing access to facilities that provide flu vaccinations.

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

•
The ScriptAssist for Hepatitis C Adherence Program seeks to empower patients towards Hepatitis C virus treatment success through a series of telephonic interventions. Goals of the program include preventing premature treatment discontinuation due to medication side effects and access to therapy. Through its family of companies, Envolve clinicians and AcariaHealth patient care coordinators collaborate throughout a patient's treatment course to ensure appropriate therapy management and regimen access.

•
Health Initiatives for Children is aimed at educating child members on a variety of health topics. In order to empower and educate children, we have partnered with a nationally recognized children's author to develop our own children's book series on topics such as obesity prevention and healthy eating, asthma, diabetes, foster care, the ills of smoking, anti-bullying and heart health.

•
OpiEnd Youth Challenge is a targeted curriculum for adolescents ages 9 through 14 to raise awareness about opioid misuse and prevention. As part of the challenge, teachers and students discuss significant attributes of addiction and opioid misuse, and students then show their understanding by developing and submitting campaign messaging that depicts ways to prevent misuse.

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

•
My Health Pays offers members financial incentives for performing certain healthy behaviors. The incentives are delivered through a restricted-use prepaid debit card. This incentive-based approach effectively increases the utilization of preventive services while strengthening the relationships between members and their primary care providers.

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

•
Preventive Care Programs are designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment (EPSDT) services. We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

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

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals and ancillary providers. Our network of primary care physicians is a critical component of care delivery, cost management and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians and obstetricians and gynecologists. Specialty care physicians provide medical care to members generally upon referral by primary care physicians. Specialty care physicians include, but are not limited to, orthopedic surgeons, cardiologists and otolaryngologists. We also provide education and outreach programs to inform and assist members in accessing quality, appropriate healthcare services.

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

•
Under value-based arrangements, providers can be paid under either a capitated or fee-for-service model. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based upon their performance in cost and quality measures.

In addition, we maintain a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract. Services are provided on a fee-for-service basis.

We often start our provider relationships in a pay-for-performance arrangement before we transition to a risk-sharing arrangement, which is based on the total cost of care. As we advance along this continuum, it strengthens our partnerships with our providers, enabling the delivery of high quality care.

We work with physicians to help them operate efficiently by providing actionable financial and utilization information, physician and patient educational programs and disease and population health management programs. Our programs are also designed to help physicians coordinate care rendered by other providers.

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, have helped to increase our membership base. The following are among the services we provide to support physicians:

•
Provider Engagement Performance Tools and Processes lead to measurable improvements in quality and health outcomes, healthcare costs, and member satisfaction. High quality and service levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have rolled out a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panels. We meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcomes. Our tools also allow the physician and others to see where they stand within their value-based contract.

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

•
Provider Portal provides claims and eligibility research, prior authorizations, member panels, care gaps, patient analytics, and provider analytics meant to drive provider engagement and improved patient outcomes. Data and reporting are delivered via a secure, user-friendly web-based provider portal. This is all provided through our suite of proprietary technology, including Interpreta and Casenet.

Our contracted physicians also benefit from several of the services offered to our members, including the MemberConnections, EPSDT case management and population health management programs. For example, the MemberConnections staff facilitates doctor/patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the population health management programs assist physicians in managing their patients with chronic disease.

Where appropriate, our health plans contract with our specialty services organizations to provide services and programs such as care management software, dental benefits management, home-based primary care services, life and population health management, managed vision, pharmacy benefits management, specialty pharmacy and telehealth services. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services and durable medical equipment.

Quality Management

Our population health programs focus on improving quality of care in areas that have the greatest impact on our members. We employ strategies, including complex case management, which are adjusted for implementation in our individual markets by a system of physician committees chaired by local physician leaders. This process promotes physician participation and support, both critical factors in the success of any clinical quality improvement program.

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

We provide reporting on a regular basis using our data warehouse. State and Health Employer Data and Information Set (HEDIS) reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by Plan Quality Improvement Committees and our corporate population health management and quality improvement teams.

In an effort to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by the NCQA.

It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. The NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics. While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We have received NCQA health plan accreditation in 23 of 25 eligible states and are pursing accreditation in the remaining two states.

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality.

For the 2019 Star rating (calculated in 2018 for the quality bonus payment in 2020), our California and Health Net Oregon contracts received 4.0 out of 5.0 Stars. The Texas D-SNP, Florida D-SNP, Wisconsin D-SNP, and Arizona D-SNP contracts were measured at 3.5 Stars, and our Arizona HMO and Oregon Trillium contracts received 3.0 Stars. In addition, for the 2019 Star rating, we carry a 4.0 Star parent organization rating. Approximately 86% of our Medicare members are in a 4 star or above plan for the 2020 bonus year.

For the 2020 Star rating (calculated in 2019 for the quality bonus payment in 2021), our Texas D-SNP and Wisconsin D-SNP contracts received a 4.5 out of 5.0 Stars, and our California contracts received 4.0 Stars. The Oregon, New York, and Arkansas contracts measured at 3.5 Stars, and our Arizona, Florida, Texas HMO, South Carolina, and Georgia contracts received 3.0 Stars. In addition, for the 2020 Star rating, we carry a 3.5 Star parent organization rating. Approximately 46% of our Medicare members are in a 4 star or above plan for the 2021 bonus year.

We remain committed to our quality initiatives and expect to return to a 4.0 Star parent rating in the future. The parent organization Star rating is used for new Medicare contracts, while existing contracts follow their individual Star ratings to determine bonus payments.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare strategy and complement our core Managed Care business. Our provision of specialty services diversifies our revenue stream, enhances the quality of health outcomes for our members and others, and allows Centene to manage costs.

Envolve

Our Envolve brand brings together our extensive portfolio of specialty healthcare solutions. Envolve leverages our collective expertise to provide integrated and comprehensive healthcare for members and other organizations.

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

Health Care Enterprises

Our Health Care Enterprises companies aim to improve health outcomes by developing more efficient care models to reduce healthcare costs.

•
Clinical Healthcare. Community Medical Group (CMG) provides clinical healthcare, encompassing primary care, access to certain specialty services, and a suite of social and other support services. CMG operates in Florida through an at-risk primary care provider model, focusing on clinical and social care to at-risk beneficiaries.

•
Data Analytics. Interpreta uses its analytics engine to provide real-time insights to providers, care managers, and payers in the areas of member prioritization, quality management, and risk adjustment. Interpreta's solutions are used by our health plans and available for sale to third parties.

•
Home-Based Primary Care. U.S. Medical Management (USMM) provides home-based primary care services for high acuity populations and participates as an Accountable Care Organization (ACO) through the CMS Medicare Shared Savings Program.

•
Third Party Administration. HealthSmart provides customizable and scalable health plan solutions for self-funded employers, universities and colleges, and Native American Tribal Enterprises. Service offerings include plan administration, care management and wellness programs, network, casualty claim, and pharmacy benefit solutions.

Other Specialty Companies

Our other specialty companies provide a variety of products and services to complement and expand our business lines.

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

•
Federal Services. Health Net Federal Services (HNFS) has a Managed Support Contract in the West Region for the Department of Defense (DoD) TRICARE program. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses. Additionally, our wholly owned subsidiary, MHN Government Services, is party to a Military Family and Life Counseling (MFLC) contract that was awarded by the DoD to implement, administer and monitor the non-medical counseling MFLC program.

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

ENVIRONMENTAL, SOCIAL, GOVERANANCE AND CORPORATE RESPONSIBILITY

Our purpose is transforming the health of the community, one person at a time. The ultimate foundation of everything we do is centered on our purpose and the pillars that set us apart as a company: our focus on individuals, commitment to whole health, and active local involvement. With more than three decades of experience operating government-sponsored programs, we understand the importance of how environmental, including climate considerations, and social factors impact the long-term health and well-being of people. Our mission to attain better health outcomes at lower costs is supported by our culture of sound corporate governance to ensure quality, accessible, and affordable healthcare is available for all. Environmental consciousness, social responsibility, and sound governance have been guiding principles of our business since our humble beginnings launched by a former hospital bookkeeper, Elizabeth 'Betty' Brinn, in Milwaukee, Wisconsin. Betty's experience growing up in an orphanage enabled her to see an opportunity to make a difference in healthcare by focusing on the unique needs of the individual - including focusing on ensuring a healthy living environment and meeting social needs, such as employment opportunities, access to transportation, food and education. Corporate social responsibility is at the core of who we are and what we do. Our commitment to environmental, social, and governance matters and corporate responsibility are a living expression of our purpose as we strive to transform the health of our communities, one person at a time. In 2019, we communicated our commitment to corporate social responsibility efforts in five key areas: sustainability, governance, employee partnership, philanthropy, and community outreach and support, with special focus on the social determinants of health, which our founder, Betty Brinn, recognized as crucial to health and well-being in 1984. These five areas reflect Centene's long-term vision and full commitment to the communities we serve and those we will serve in the future. We understand the growing need to proactively address environmental challenges and climate-related factors to support the health of people today and for generations to come. We recognize the importance in providing clear and transparent information on our activities, initiatives, and plans related to environmental, social, and governance (ESG) topics.

COMPETITION

We operate in a highly competitive environment in an industry subject to ongoing significant changes, including business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform both at the federal and state level. This includes, but is not limited to, the federal and state healthcare reform legislation described under the heading "Regulation." In addition, changes to the political environment may drive additional changes to the competitive landscape.

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

•
National and Regional Commercial Managed Care Organizations that have Medicaid, Medicare and correctional members in addition to members in private commercial plans. Some of these organizations offer a range of specialty services including pharmacy benefits management, behavioral health management, population health management, correctional healthcare management, and nurse triage call support centers.

•
Primary Care Case Management Programs that are established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited population health management oversight.

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

We also compete with other managed care organizations in establishing provider networks. When contracting with various health plans, we believe that providers consider existing and potential member volume, reimbursement rates, population health management programs, speed of reimbursement and administrative service capabilities. See "Risk Factors - Competition may limit our ability to increase penetration of the markets that we serve."

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

Regulatory agencies generally have substantial discretion to issue regulations and interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state and federal levels. For example, the current administration and certain members of Congress have indicated that they may continue to pursue significant amendments to the ACA. Even if the ACA is not amended or repealed, the current administration could propose changes impacting implementation of the ACA. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress eliminated the individual mandate penalty, and remanded the case to the district court for additional analysis on the question of severability. The ACA remains in effect until judicial review of the decision is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration remains uncertain.

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a "fee") on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"); the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and the optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the implementation of the ACA, as well as the potential repeal of, or changes to, the ACA, see "Risk Factors - The implementation of Health Reform Legislation, as well as potential repeal of or changes to Health Reform Legislation, could materially and adversely affect our results of operations, financial position and cash flows" below.

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

Additionally, the holding company regulations of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval or an exemption, no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a company and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of a company.

PPO regulation also varies by state and covers all or most of the subject area referred to above.

Our pharmacies must be licensed to do business as pharmacies in the states in which they are located. Our pharmacies must also register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities to dispense controlled substances. In many of the states where our pharmacies deliver pharmaceuticals, there are laws and regulations that require out-of-state mail order pharmacies to register with that state's board of pharmacy or similar regulatory body. These states generally permit the pharmacy to follow the laws of the state in which the mail order pharmacy is located, although some states require that we also comply with certain laws in that state.

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

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program, the DoD Military and Family Life Counseling program, and certain other healthcare-related government contracts.

Our state and federal contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid and Medicare sectors, including provisions relating to:

•	eligibility, enrollment and dis-enrollment processes;

•	covered services;

•	eligible providers;

•	subcontractors;

•	record-keeping and record retention;

•	periodic financial and informational reporting;

•	quality assurance;

•	accreditation;

•	health education and wellness and prevention programs;

•	timeliness of claims payment;

•	financial standards;

•	safeguarding of member information;

•	fraud, waste and abuse detection and reporting;

•	grievance procedures; and

•	organization and administrative systems.

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

Privacy Regulations

We are subject to various international, federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, the Health Insurance Portability and Accountability Act (HIPAA), the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), the General Data Protection Regulation (GDPR) in the European Union (EU), and state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

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

EMPLOYEES

As of December 31, 2019, we had approximately 56,600 employees. We believe our relationships with our employees are positive.

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their ages, at February 16, 2020:

Name	Age	Position
Michael F. Neidorff	77	Chairman, President and Chief Executive Officer
Kenneth A. Burdick	61	Executive Vice President, Markets & Products
Mark J. Brooks	50	Executive Vice President and Chief Information Officer
Brandy L. Burkhalter	47	Executive Vice President, Chief Operating Officer
Jesse N. Hunter	44	Executive Vice President and Chief Strategy Officer
Christopher R. Isaak	53	Senior Vice President, Corporate Controller and Chief Accounting Officer
Christopher A. Koster	55	Senior Vice President, Corporate Services
Jeffrey A. Schwaneke	44	Executive Vice President, Chief Financial Officer and Treasurer
David P. Thomas	54	Executive Vice President, Markets
Keith H. Williamson	67	Executive Vice President, General Counsel and Secretary

Michael F. Neidorff. Mr. Neidorff has served as our Chairman, President and Chief Executive Officer since April 2019. From November 2017 to April 2019, he served as our Chairman and Chief Executive Officer. From May 2004 to November 2017, he served as Chairman, President and Chief Executive Officer. From May 1996 to May 2004, he served as President, Chief Executive Officer and as a member of our Board of Directors.

Kenneth A. Burdick. Mr. Burdick joined Centene upon the closing of the WellCare Acquisition on January 23, 2020. From January 2015 through the closing of the WellCare Acquisition, he served as Chief Executive Officer of WellCare. From June 2014 to January 2015, he served as President and Chief Operating Officer of WellCare.

Mark J. Brooks. Mr. Brooks has served as our Executive Vice President and Chief Information Officer since November 2017. From April 2016 to November 2017, he served as Senior Vice President and Chief Information Officer. Prior to joining Centene, he served as the Chief Information Officer at Health Net from 2012 to 2016.

Brandy L. Burkhalter. Ms. Burkhalter has served as our Executive Vice President, Chief Operating Officer since June 2018. From December 2015 to June 2018, she served as Executive Vice President, Internal Audit & Risk Management. From April 2012 to December 2015, she served as Senior Vice President, Internal Audit.

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

Christopher A. Koster. Mr. Koster has served as Senior Vice President, Corporate Services since 2017. Prior to joining Centene, Mr. Koster served as Missouri Attorney General for eight years.

Jeffrey A. Schwaneke. Mr. Schwaneke has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2016. From July 2008 to March 2016, he served as our Senior Vice President, Corporate Controller and served as our Chief Accounting Officer from September 2008 to March 2016.

David P. Thomas. Mr. Thomas has served as our Executive Vice President of Markets since October 2019. From January 2019 through October 2019, he served as President and Chief Executive Officer of Fidelis Care. From May 2018 to December 2018, he served as President of Fidelis Care. He also previously served as Chief Operating Officer for Fidelis Care from January 2012 through April 2018.

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

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company. Unless the context otherwise requires, the terms the "Company," "we," "us," "our" or similar terms and "Centene" refer to us, after giving effect to the WellCare Acquisition.

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our financial position, results of operations and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 ("sequestration"), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions or penalties; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, our parent Star rating for the 2020 rating year is 3.5, which may negatively affect quality bonus payments for Medicare Advantage plans in 2021. The lowered Star rating for the 2020 rating year may have reduced the attractiveness of the affected plans and our other offerings to members, reduce revenue from the affected plans and impact our Medicare expansion efforts, which are a strategic focus for the Company.

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

Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress, several legislative initiatives have been proposed by members of Congress and presidential candidates that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. If enacted, such a system could adversely affect our business.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our Health Benefits Ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as the coronavirus), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the ACA, including the removal of the penalty associated with the ACA's individual mandate in 2019.

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

The implementation of the ACA, as well as potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our results of operations, financial position and cash flows.

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the implementation of the ACA continues to face judicial challenges as well as challenges from the current administration to repeal or change certain of its significant provisions. Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the current administration could continue to propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations.

Among the most significant of the ACA's provisions was the establishment of the Health Insurance Marketplace for individuals and small employers to purchase health insurance coverage that included a minimum level of benefits and restrictions on coverage limitations and premium rates, as well as the expansion of Medicaid coverage to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The HHS additionally indicated that it would consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning on January 1, 2014. Several states have obtained Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law, with additional states pursuing Section 1115 waivers regarding eligibility criteria, benefits and cost-sharing, and provider payments across their Medicaid programs. Litigation challenging Section 1115 waiver activity for both new and previously approved waivers is expected to continue both through administrative actions and the courts.

There have been significant efforts by the current administration to repeal, or limit implementation of, certain provisions of the ACA through changes in regulations. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing the regulatory restrictions placed on short-term health plans and association health plans (AHPs), which plans often provide fewer benefits than the traditional ACA insurance benefits.

Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of AHPs provided by small employer groups and associations. On June 13, 2019, the HHS, the U.S. Department of Labor and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees are able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA.

In addition to efforts by the current administration to expand the flexibility of other insurance plan options that are not required to meet ACA requirements, there have also been efforts to address the ACA's non-deductible tax imposed on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"). The ACA imposed HIF was $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The HIF payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016; however, a $14.3 billion payment occurred in 2018. Collection of the HIF for 2019 was also suspended, but resumed in 2020 with an anticipated $15.5 billion payment. Congress passed a spending bill in December 2019, which would repeal the health insurance tax indefinitely, effective in 2021. There is continuing litigation pending against the federal government regarding the requirement to reimburse Medicaid managed care organizations for the health insurer fee. If we are not reimbursed by the states for the cost of the HIF (including the associated tax impact), or if we are unable to otherwise adjust our business model to address the current assessment, our results of operations, financial position and cash flows may be materially adversely affected.

The constitutionality of the ACA itself continues to face judicial challenge. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress set the individual mandate penalty to $0, and remanded the case to the district court for additional analysis on the question of severability. The ACA remains in effect until judicial review of the decision is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration or the outcome of the lawsuit cannot be predicted.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of new legislation, regulation or executive action, could impact our business and results of operations.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the repeal of the individual mandate in the Tax Cuts and Jobs Act (TCJA), we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; and increase or change our liability to members in the event of malpractice by our contracted providers. In addition, changes in political party or administrations at the state or federal level in the United States or internationally may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. CMS subsequently issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS' efforts to streamline the Medicaid and CHIP managed care regulatory framework and to pursue a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care. Public comments were submitted in January 2019; however, a final rule has yet to be issued. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act (FCPA). Any failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

Our businesses providing pharmacy benefit management and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows.

We provide pharmacy benefit management (PBM) and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws that govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. We also conduct business as a mail order pharmacy and specialty pharmacy, which subjects these businesses to extensive federal, state and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

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

A number of our health plans rely on other state-operated systems or subcontractors to qualify, solicit, educate and assign eligible members into managed care plans. The effectiveness of these state operations and subcontractors can have a material effect on a health plan's enrollment in a particular month or over an extended period. When a state implements either new programs to determine eligibility or new processes to assign or enroll eligible members into health plans, or when it chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care plans.

Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.

We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

In connection with start-up operations and system migrations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates. As a result of these factors, start-up operations may decrease our profitability. In addition, we are planning to further expand our business internationally and we will be subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

If we are unable to effectively execute our growth strategy, our future growth will suffer and our results of operations could be harmed.

If competing managed care programs are unwilling to purchase specialty services from us, we may not be able to successfully implement our strategy of diversifying our business lines.

We are seeking to diversify our business lines into areas that complement our government sponsored health plan business in order to grow our revenue stream and diversify our business. In order to diversify our business, we must succeed in selling the services of our specialty subsidiaries not only to our managed care plans, but to programs operated by third parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our government sponsored programs. Our ineffectiveness in marketing specialty services to third parties may impair our ability to execute our business strategy.

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

Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or any combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable time, or at all.

If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy.

We principally operate through our health plan subsidiaries. As part of normal operations, we may make requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent state insurance and HMO laws and regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny our subsidiaries' requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

We derive a significant portion of our premium revenues from operations in a limited number of states, and our financial position, results of operations or cash flows could be materially affected by a decrease in premium revenues or profitability in any one of those states.

Operations in a limited number of states have accounted for a significant portion of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenues and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions and similar factors in those states. For example, states we currently serve may open the bidding for their Medicaid program to other health insurers through a request for proposal process. Our inability to continue to operate in any of the states in which we operate could harm our business.

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

From time to time, healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, our wholly owned subsidiary, Health Net Life Insurance Company (HNL), is and may continue to be subject to such disputes with respect to HNL's payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. HNL expects to vigorously defend its claims payment practices. Nevertheless, in the event HNL receives an adverse finding in any related legal proceeding or from a regulator, or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, our financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management's attention. As a result, under such circumstances we may incur significant expenses and may be unable to operate our business effectively.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems' capabilities. If we experience difficulties with the transition to or from information systems or do not appropriately integrate, maintain, enhance or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal state and international laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, the Gramm-Leach-Bliley Act, and the EU's GDPR, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

In addition, HIPAA broadened the scope of fraud, waste and abuse laws applicable to healthcare companies. HIPAA established new enforcement mechanisms to combat fraud, waste and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states' Attorneys General in addition to the HHS Office for Civil Rights. The HHS Office for Civil Rights received $28.7 million from enforcement actions in 2018, surpassing the previous record of $23.5 million from 2016 by 22 percent. It is possible that Congress may enact additional legislation in the future to increase the amount or application of penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

If we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

We, along with all other companies involved in public healthcare programs are the subject of fraud, waste and abuse investigations from time to time. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government's behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

Security breaches may arise from external or internal threats. External breaches include hacking personal information for financial gain, attempting to cause harm or interruption to our operations, or intending to obtain competitive information. We experience attempted external hacking or malicious attacks on a regular basis. We maintain a rigorous system of prevention and detection controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks on a timely basis, or at all. Internal breaches may result from inappropriate security access to confidential information by rogue employees, consultants or third party service providers. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business reputation, financial condition, cash flows, or results of operations.

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

We may be unable to successfully integrate our existing business with acquired businesses, and realize the anticipated benefits of such acquisitions.
The success of acquisitions we make will depend, in part, on our ability to successfully combine the existing business of Centene with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The integration may result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the devotion of management's attention to the integration;

•	managing a larger company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;

•	unforeseen expenses or delays associated with the acquisition and/or integration; and

•	decreases in premiums paid under government sponsored healthcare programs by any state in which we operate.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially affect our financial position, results of operations and cash flows. Our ability to successfully manage the expanded business following any given acquisition will depend, in part, upon management's ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition.

As of December 31, 2019, we had consolidated indebtedness of approximately $13,726 million, excluding the notes issued in the exchange offer described below, and we may further increase our indebtedness in the future. In connection with the WellCare Acquisition, we completed an exchange offer for 5.25% Senior Notes due 2025 and 5.375% Senior Notes due 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due 2026. Additionally, our wholly-owned subsidiary, Wellington Merger Sub II, Inc. assumed the remaining WellCare Notes. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and term loan facility (collectively, the Company Credit Agreement) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Company Credit Facility also requires us to comply with a maximum debt-to-EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of December 31, 2019, we held $2.1 billion notional amount of interest rate swaps that use the London interbank offered rate (LIBOR) as a reference rate and borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

The WellCare Acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the WellCare Acquisition will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP) during the second year after the consummation of the WellCare Acquisition, this expectation is based on assumptions about our and WellCare's business and preliminary estimates, which may change materially. Certain other amounts to be paid in connection with the WellCare Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the WellCare Acquisition and cause a decrease in the market price of our common stock. In addition, we could encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the WellCare Acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the WellCare Acquisition and cause a decrease in the market price of our common stock.

We may be unable to successfully integrate our business with WellCare and realize the anticipated benefits of the WellCare Acquisition.

The success of the WellCare Acquisition will depend, in part, on our ability to successfully combine the businesses of Centene and WellCare and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of its common stock may be harmed.

The WellCare Acquisition involves the integration of WellCare's business with our existing business, which is a complex, costly and time-consuming process. We have not previously completed an acquisition comparable in size or scope to the WellCare Acquisition. The integration of the two companies may result in material challenges, including, without limitation:

•
the diversion of management's attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management's attention to the WellCare Acquisition;

•	managing a larger company;

•	maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;

•	unforeseen expenses or delays associated with the WellCare Acquisition; and

•	achieving actual cost savings of the WellCare Acquisition at the anticipated levels.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially affect our financial position, results of operations and cash flows.

Our future results may be adversely impacted if we do not effectively manage our expanded operations following the completion of the WellCare Acquisition.

Our ability to successfully manage this expanded business following the completion of the WellCare Acquisition will depend, in part, upon management's ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of our business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the WellCare Acquisition.

We are expected to incur substantial expenses related to integration of our business with WellCare.

We expect to incur substantial expenses in connection with the integration of our business with WellCare. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and WellCare's businesses will continue to maintain a presence in St. Louis, Missouri and Tampa, Florida, respectively. The substantial majority of these costs will be non-recurring expenses related to the WellCare Acquisition (including financing of the WellCare Acquisition), facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur Acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the WellCare Acquisition, rating agencies may take negative actions with regard to the company's credit ratings, which may increase the our financing costs, including in connection with the financing of the WellCare Acquisition.

The financing arrangements that the we entered into in connection with the WellCare Acquisition may, under certain circumstances, contain restrictions and limitations that could significantly impact the our ability to operate its business.

We incurred significant new indebtedness in connection with the WellCare Acquisition. The agreements governing the indebtedness that we incurred in connection with the WellCare Acquisition contain covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

•	payments in respect of, or redemptions or acquisitions of, debt or equity issued by the Company or its subsidiaries, including the payment of dividends on our common stock;

•	incurring additional indebtedness;

•	incurring guarantee obligations;

•	paying dividends;

•	creating liens on assets;

•	entering into sale and leaseback transactions;

•	making investments, loans or advances;

•	entering into hedging transactions;

•	engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and

•	engaging in certain transactions with affiliates.
In addition, we are required to maintain a minimum amount of excess availability as set forth in these agreements.
Our ability to maintain minimum excess availability in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. The ability to comply with this covenant in future periods will also depend on our ability to successfully implement its overall business strategy and realize the anticipated benefits of the WellCare Acquisition, including synergies, cost savings, innovation and operational efficiencies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our financing agreements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing.

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

Item 3. Legal Proceedings

A description of the legal proceedings to which we and our subsidiaries are a party is contained in Note 18. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol "CNC" since October 16, 2003. On December 12, 2018, the Board of Directors declared a two-for-one split of Centene's common stock in the form of a 100% stock dividend distributed on February 6, 2019 to stockholders of record as of December 24, 2018. All share, per share and stock price information presented in this Form 10-K has been adjusted for the two-for-one stock split. The high and low prices, as reported by the NYSE, are set forth below for the periods indicated.

	2020 Stock Price (through February 14, 2020)		2019 Stock Price		2018 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$68.64	$60.50	$69.25	$49.56	$56.21	$48.81
Second Quarter			58.25	45.44	63.15	52.14
Third Quarter			54.89	42.77	74.12	60.51
Fourth Quarter			63.79	41.62	74.49	54.25

As of February 14, 2020, there were 1,134 holders of record of our common stock.

We have never declared any cash dividends on our capital stock and currently anticipate that we will retain any future earnings for the development, operation and expansion of our business.

Issuer Purchases of Equity Securities

In 2009, our Board of Directors extended our stock repurchase program. The initial program authorized the repurchase of up to 6.7 million shares of our common stock from time to time on the open market or through privately negotiated transactions. In October 2019, our Board of Directors approved a $500 million increase to our Company's stock repurchase program, based on the stock price at the close of the WellCare Acquisition. Based on the closing stock price of $66.76 on January 22, 2020, we have approximately 14.2 million available shares remaining under the program for repurchases as of December 31, 2019. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. During the year ended December 31, 2019, we did not repurchase any shares through this publicly announced program.

Issuer Purchases of Equity Securities Fourth Quarter 2019 (shares in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2019	2	$43.91	—	14,160
November 1 – November 30, 2019	3	54.50	—	14,160
December 1 – December 31, 2019	581	59.01	—	14,160
Total	586	$58.92	—	14,160

(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to a remaining amount of 14,160 thousand shares.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2014 to December 31, 2019 with the cumulative total return of the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index and the Standard & Poor's 500 over the same period. Standard & Poor's 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2014 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index, and the Standard & Poor's 500 and assumes the reinvestment of any dividends.

	December 31,
	2014	2015	2016	2017	2018	2019
Centene Corporation	$100.00	$126.72	$108.82	$194.22	$221.99	$242.09
New York Stock Exchange Composite Index	100.00	93.58	102.01	118.17	104.94	128.36
S&P Supercomposite Managed Healthcare Index	100.00	120.04	141.90	201.86	222.62	264.13
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92

Centene Corporation closing stock price	$25.97	$32.91	$28.26	$50.44	$57.65	$62.87
Centene Corporation annual stockholder return	76.2%	26.7%	(14.1)%	78.5%	14.3%	9.1%

In accordance with the rules of the SEC, the information contained in the Stock Performance Graph on this page shall not be deemed to be "soliciting material," or to be "filed" with the SEC or subject to the SEC's Regulation 14A, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Centene specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act, or the Exchange Act.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except share data in dollars and membership data)
Consolidating Operating Results
Total Revenues	$74,639	$60,116	$48,382	$40,607	$22,760
Net earnings attributable to Centene Corporation	$1,321	$900	$828	$562	$355
Basic net earnings per share attributable to Centene Corporation	$3.19	$2.31	$2.40	$1.76	$1.49
Diluted net earnings per share attributable to Centene Corporation	$3.14	$2.26	$2.34	$1.71	$1.44
Health benefits ratio (1)	87.3%	85.9%	87.3%	86.5%	88.9%
Selling, general and administrative expense ratio (2)	9.3%	10.7%	9.7%	9.8%	8.5%
Membership	15,241,800	14,171,200	12,207,100	11,441,800	5,107,900

Consolidated Balance Sheet Data
Cash and cash equivalents, Investments and Restricted deposits	$21,361	$13,480	$10,050	$9,118	$3,978
Total assets	40,994	30,901	21,855	20,197	7,339
Medical claims liability	7,473	6,831	4,286	3,929	2,298
Long-term debt	13,638	6,648	4,695	4,651	1,216
Total stockholders' equity	12,659	11,013	6,864	5,909	2,168
_______________
(1) Health benefits ratio represents medical costs as a percentage of premium revenue.
(2) Selling, general and administrative (SG&A) expense ratio represents SG&A expenses as a percentage of premium and service revenues.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2017, including year-to-year comparisons between the year ended December 31, 2018 and the year ended December 31, 2017. For a comparison of our results of operations for the fiscal years ended December 31, 2018 and December 31, 2017, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 19, 2019.

EXECUTIVE OVERVIEW
General

We are a leading multi-national healthcare enterprise that is committed to helping people live healthier lives. We take a local approach - with local brands and local teams - to provide fully integrated, high-quality, and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals.

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

Our insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium. The Affordable Care Act (ACA) imposed the HIF in 2018, however the HIF was suspended in 2019. In 2018, we recognized revenue for reimbursement of the HIF, including the "gross-up" to reflect the non-deductibility of the HIF. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations. Due to the size of the HIF fee, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the moratorium in 2019.

WellCare Acquisition

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare) (the WellCare Acquisition). The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt. Consideration for the acquisition consisted of Centene common shares valued at $11.4 billion (based on Centene's stock price of $66.76), $6.08 billion in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service. Each WellCare share was converted into 3.38 of a validly issued, fully paid, non-assessable shares of Centene common stock and $120.00 in cash. In total, 171 million shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition consideration was funded through the issuance of long-term debt in December 2019. We issued approximately $1.0 billion 4.75% Senior Notes due 2025 (the Additional 2025 Notes), $2.5 billion 4.25% Senior Notes due 2027 (the 2027 Notes), and $3.5 billion 4.625% Senior Notes due 2029 (the 2029 Notes). The net proceeds of the 2027 Notes and the 2029 Notes and a portion of the net proceeds of the Additional 2025 Notes were used to finance the cash consideration.

The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The combination enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services.

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare's Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare's Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene's Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements.

Fidelis Care Acquisition

On July 1, 2018, we acquired substantially all of the assets of New York State Catholic Health Plan, Inc., d/b/a Fidelis Care New York (Fidelis Care) for approximately $3.6 billion of cash consideration, including a working capital adjustment. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section for the year ended December 31, 2019, is related to the acquisition of Fidelis Care.

International

In Spain, in June 2019, we purchased an additional 40% ownership in Ribera Salud from Banco Sabadell for $54 million, bringing our total ownership to 90%. In December 2019, our Spanish subsidiary, Ribera Salud, acquired 93% of Hospital Povisa, S.A., a private hospital in the Vigo region of Spain.

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

During this time of deliberation, we remain focused on the promise of delivering access to high quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape. We have more than three decades of experience, spanning six presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations and military families. This expertise has allowed us to deliver cost effective services to our government sponsors and our members. While healthcare experts maintain focus on personalized healthcare technology, we continue to make strategic decisions to accelerate development of new software platforms and analytical capabilities. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2019 Highlights

Our financial performance for 2019 is summarized as follows:

•	Year-end managed care membership of 15.2 million, an increase of 1.1 million members, or 8% over 2018.

•	Total revenues of $74.6 billion, representing 24% growth year-over-year.

•	HBR of 87.3% for 2019, compared to 85.9% for 2018.

•	SG&A expense ratio of 9.3% for 2019, compared to 10.7% for 2018.

•	Adjusted SG&A expense ratio of 9.2% for 2019, compared to 10.0% for 2018.

•	Diluted EPS of $3.14 for 2019, compared to $2.26 for 2018.

•	Adjusted Diluted EPS of $4.42 for 2019, compared to $3.54 for 2018.

•	Operating cash flows of $1.5 billion, or 1.1 times net earnings, for 2019.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2019	2018

GAAP diluted EPS attributable to Centene	$3.14	$2.26
Amortization of acquired intangible assets	0.47	0.41
Acquisition related expenses	0.19	0.81
Other adjustments (1)	0.62	0.06
Adjusted Diluted EPS	$4.42	$3.54

(1)	Other adjustments include the following items:

•
2019 - non-cash goodwill and intangible asset impairment of $271 million or $0.57 per diluted share, net of an income tax benefit of $0.08 and debt extinguishment costs of $30 million or $0.05 per diluted share, net of an income tax benefit of $0.02; and

•	2018 - the impact of retroactive changes to the California minimum medical loss ratio (MLR) of $30 million of expense or $0.06 per diluted share, net of an income tax benefit of $0.02.
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

The following items contributed to our revenue and membership growth in 2019:

•
Arizona. In October 2018, our Arizona subsidiary, Health Net Access, began providing physical and behavioral health care services under a new integrated contract through the Arizona Health Care Cost Containment System Complete Care program in the Central and Southern regions.

•
Arkansas. In February 2018, our Arkansas subsidiary, Arkansas Total Care, began managing a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities. Arkansas Total Care assumed full-risk on this population in March 2019.

•	CMG. In March 2018, we completed the acquisition of CMG, an at-risk primary care provider serving Medicaid, Medicare Advantage, and Health Insurance Marketplace patients in Florida.

•
Correctional. In July 2019, Centurion began operating under a contract to provide comprehensive healthcare services to inmates housed in Arizona's state prison system, and also began operating under a re-awarded contract to continue the provision of mental and dental health services to the Georgia Department of Correction's state prison facilities. In February 2019, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of the Metropolitan Detention Center located in Albuquerque, New Mexico. In December 2018, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of Volusia County detention facilities located near Daytona, Florida. In July 2018, Centurion began operating under a contract to provide healthcare services for correctional facilities in Pima County, Arizona. In April 2018, we completed the acquisition of MHM, a national provider of healthcare and staffing services to correctional systems and other government agencies. Under the terms of the agreement, Centene also acquired the remaining 49% ownership of Centurion, the correctional healthcare services joint venture between Centene and MHM. In addition, during 2018, Centurion's contracts for correctional facilities were reprocured in New Hampshire and Tennessee.

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

•
Health Insurance Marketplace. In January 2019, we expanded our offerings in the 2019 Health Insurance Marketplace. We entered Pennsylvania, North Carolina, South Carolina, and Tennessee, and expanded our footprint in six existing markets: Florida, Georgia, Indiana, Kansas, Missouri, and Texas. In January 2018, we expanded our offerings in the 2018 Health Insurance Marketplace. We entered Kansas, Missouri and Nevada, and expanded our footprint in the following six existing markets: Florida, Georgia, Indiana, Ohio, Texas, and Washington.

•
Health Net Federal Services. In January 2018, our subsidiary, Health Net Federal Services, began operating under the TRICARE West Region contract to provide administrative services to Military Health System eligible beneficiaries.

•
HealthSmart. In May 2019, we acquired HealthSmart, a third party administrator providing customizable and scalable health plan solutions for self-funded employers, universities and colleges, and Native American Tribal Enterprises. Services include plan administration, care management and wellness programs, network, casualty claim, and pharmacy benefit solutions.

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

•
Medicare. In January 2019, we expanded our Medicare offerings, entering Illinois and New Mexico. In January 2018, we expanded our offerings in Medicare. We entered Arkansas, Indiana, Kansas, Louisiana, Missouri, Pennsylvania, South Carolina, and Washington and expanded our footprint in Ohio.

•	New Hampshire. In September 2019, our New Hampshire subsidiary, NH Healthy Families, began operating under a new five-year contract to continue to provide service to Medicaid enrollees statewide.

•	New Mexico. In January 2019, our New Mexico subsidiary, Western Sky Community Care, began operating under a new statewide contract in New Mexico for the Centennial Care 2.0 Program.

•
Pennsylvania. In January 2018, our Pennsylvania subsidiary, Pennsylvania Health and Wellness, began serving enrollees in the Community HealthChoices program as part of the statewide contract that was fully implemented in January 2020.

•
QualChoice. In April 2019, we completed the acquisition of QCA Health Plan, Inc. and QualChoice Life and Health Insurance Company, Inc. The acquisition expands our footprint in Arkansas by adding additional members primarily through commercial products.

•
Spain. In December 2019, our Spanish subsidiary, Ribera Salud, acquired 93% of Hospital Povisa, S.A., a private hospital in the Vigo region of Spain. In June 2019, Primero Salud, acquired additional ownership in Ribera Salud, increasing our ownership in the Spanish healthcare company from 50% to 90%. In December 2018, Primero Salud acquired 89% of Torrejón Salud, a public-private partnership in the Community of Madrid.

•
Washington. In January 2018, our Washington State subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health's Fully Integrated Managed Care beneficiaries in the North Central Region. This integration continued into 2019 with the addition of the Greater Columbia, King and Pierce Regions going live January 2019, followed by the North Sound Region in July 2019.

•	In addition, we realized the full year benefit in 2019 of acquisitions, investments, and business commenced during 2018.

The growth items listed above were partially offset by the following items:

•
Beginning January 1, 2019, Health Net of Arizona, Inc. began discontinuing and non-renewing all of its Employer Group plans for small and large business groups in Arizona. The effective date of coverage termination for existing groups is dependent on remaining renewals; however, coverage is no longer provided to any group policyholders and/or members as of December 31, 2019.

•
In 2018, we were successful in reprocuring our contracts in Mississippi, New Hampshire and Washington. However, the Medicaid programs were expanded to include additional insurers, which has reduced our market share.

•	We no longer serve Medicaid and correctional members in Massachusetts.

•	Effective October 2018, we no longer provide health care coordination services to veterans under the Patient-Centered Community Care and Veterans Choice Programs.

•	Beginning in January 2018, the State of California no longer includes costs for IHSS in its Medicaid contracts.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the full year benefit in 2020 of acquisitions, investments, and business commenced during 2019, as discussed above.

•
In February 2020, we began operating in Illinois under the first phase of an expanded contract for the Medicaid Managed Care Program. The expanded contract includes children who are in need through the Department of Children and Family Services/Youth Care by the Illinois Department of Healthcare and Family Services and Foster Care.

•
In January 2020, we completed the WellCare Acquisition. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition is a key part of our growth as we become one of the nation's largest sponsors of government health coverage. The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt.

•
In January 2020, we expanded our offerings in the Health Insurance Marketplace in ten existing markets: Arizona, Florida, Georgia, Kansas, North Carolina, Ohio, South Carolina, Tennessee, Texas and Washington.

•
In January 2020, our Louisiana subsidiary, Louisiana Healthcare Connections, began operating under a one-year emergency contract extension in response to protested contract awards. Louisiana's state procurement officer overturned the Louisiana Department of Health's plan to award Medicaid contracts to four health plans, excluding our Louisiana subsidiary. According to the chief procurement officer, the state health department failed to follow state law or its own evaluation and bid guidelines in its award.

•
In November 2019, our Texas subsidiary, Superior HealthPlan, was awarded by the Texas Health and Human Services Commission a contract to continue to provide healthcare services to enrollees in the state's STAR+PLUS program. The contract is expected to be effective on September 1, 2020, and will allow Superior HealthPlan to offer coverage in two new service areas, for a total of nine service areas.

•
In October 2019, our North Carolina joint venture, Carolina Complete Health, was awarded an additional service area to provide Medicaid managed care services in Region 4. With the addition of this new Region, Carolina Complete Health will provide Medicaid managed care services in three contiguous regions: Region 3, 4 and 5. The new three-year contract is expected to commence in the second half of 2020.

•
In October 2018, CMS published updated Medicare Star quality ratings for the 2019 rating year. Our Star ratings returned to a 4.0 Star parent rating. The 2019 rating year will positively affect quality bonus payments for Medicare Advantage plans in 2020.

The future growth items listed above are partially offset by the following items:

•
In January 2020, in connection with the WellCare Acquisition, we completed the divestiture of certain products in our Illinois health plan, including the Medicaid and Medicare Advantage lines of business.

•	Effective December 2019, we no longer serve under the state-wide correctional contract in New Mexico.

•
In October 2019, CMS published updated Medicare Star quality ratings for the 2020 rating year. Approximately 46% of our Medicare members are in a 4 star or above plan for the 2021 bonus year, compared to approximately 86% for the 2020 bonus year. Our quality bonus and rebates may be negatively impacted in 2021.

•
In July 2019, our Oregon subsidiary, Trillium Community Health Plan, was notified by the Oregon Health Authority (OHA) of its intent to award Trillium Community Health Plan an expanded contract to serve as a coordinated care organization for six counties in the state; however, an additional competitor was added to Lane County. As a result, our membership is expected to decrease. Pending successful completion of OHA's readiness review and additional contract negotiations, the contract is expected to begin July 2020.

MEMBERSHIP

From December 31, 2018 to December 31, 2019, we increased our managed care membership by 1.1 million, or 8%. The following table sets forth our membership by line of business:

	December 31
	2019	2018
Medicaid:
TANF, CHIP & Foster Care	7,528,700	7,356,200
ABD & LTSS	1,043,500	1,002,100
Behavioral Health	66,500	36,500
Total Medicaid	8,638,700	8,394,800
Commercial	2,331,100	1,978,000
Medicare (1)	404,500	416,900
International	599,800	151,600
Correctional	180,000	151,300
Total at-risk membership	12,154,100	11,092,600
TRICARE eligibles	2,860,700	2,858,900
Non-risk membership	227,000	219,700
Total	15,241,800	14,171,200

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	December 31
	2019	2018
Dual-eligible (2)	639,200	598,200
Health Insurance Marketplace	1,805,200	1,459,100
Medicaid Expansion	1,346,700	1,262,100

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare membership in the table above.

From December 31, 2018 to December 31, 2019, our membership increased as a result of:

•	membership growth in our Health Insurance Marketplace business;

•	international acquisitions; and

•	expansions and new programs in many of our states.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2019, and 2018, respectively, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data in dollars):

	2019	2018	% Change 2018-2019
Premium	$67,439	$53,629	26%
Service	2,925	2,806	4%
Premium and service revenues	70,364	56,435	25%
Premium tax and health insurer fee	4,275	3,681	16%
Total revenues	74,639	60,116	24%
Medical costs	58,862	46,057	28%
Cost of services	2,465	2,386	3%
Selling, general and administrative expenses	6,533	6,043	8%
Amortization of acquired intangible assets	258	211	22%
Premium tax expense	4,469	3,252	37%
Health insurer fee expense	—	709	n.m.
Goodwill and intangible impairment	271	—	n.m.
Earnings from operations	1,781	1,458	22%
Other income (expense):
Investment and other income	443	253	75%
Debt extinguishment costs	(30)	—	n.m.
Interest expense	(412)	(343)	(20)%
Earnings from operations, before income tax expense	1,782	1,368	30%
Income tax expense	473	474	—%
Net earnings	1,309	894	46%
Loss attributable to noncontrolling interests	12	6	100%
Net earnings attributable to Centene Corporation	$1,321	$900	47%

Diluted earnings per common share attributable to Centene Corporation:	$3.14	$2.26	39%
n.m.: not meaningful

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total Revenues

The following table sets forth supplemental revenue information for the year ended December 31, ($ in millions):

	2019	2018	% Change 2018-2019
Medicaid	$50,404	$39,427	28%
Commercial	14,747	12,391	19%
Medicare (1)	5,675	5,093	11%
Other	3,813	3,205	19%
Total Revenues	$74,639	$60,116	24%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 24% in the year ended December 31, 2019, over the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, and expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Illinois, Iowa, New Mexico and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Total revenues also increased due to at-risk, state directed and pass through payments of approximately $825 million from the State of California and pass through payments of approximately $531 million from the State of New York. During the twelve months ended December 31, 2019, we received Medicaid premium rate adjustments which yielded a net 2% composite change across all of our markets.

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

The HBR for the year ended December 31, 2019 was 87.3%, an increase of 140 basis points over the comparable period in 2018. The HBR increase was primarily attributable to the Health Insurance Marketplace business where margins have normalized, as expected, from the favorable performance in 2018 and the health insurer fee moratorium. Also, the 2018 HBR benefited from the recognition of the IHSS program reconciliation.

Cost of Services

Cost of services increased by $79 million in the year ended December 31, 2019, compared to the corresponding period in 2018. The cost of service increase is primarily attributable to the operations of newly acquired businesses, partially offset by the Veterans Affairs contract expiration, effective October 2018.

The cost of service ratio for the year ended December 31, 2019 was 84.3%, compared to 85.0% in 2018. The decrease in the cost of service ratio was primarily due to the Veterans Affairs contract expiration.

Selling, General and Administrative Expenses

SG&A increased by $490 million in the year ended December 31, 2019, compared to the corresponding period in 2018. The SG&A increase was primarily attributable to the acquisition of Fidelis Care, expansions, new programs, and growth in many of our states in 2019, including growth in the Health Insurance Marketplace business, partially offset by a decrease in acquisition related costs.

The SG&A expense ratio was 9.3% for the year ended December 31, 2019, compared to 10.7% for the year ended December 31, 2018. The year-over-year decrease was primarily due to $336 million of lower acquisition related expenses. The Adjusted SG&A expense ratio was 9.2% for the year ended December 31, 2019, compared to 10.0% for the year ended December 31, 2018. Both ratios decreased due to the acquisition of Fidelis Care, which operates at a lower SG&A expense ratio, the Veterans Affairs contract expiration in 2018, and lower variable compensation costs in 2019.

Health Insurer Fee Expense

As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record HIF expense for the year ended December 31, 2019, compared to $709 million for the year ended December 31, 2018.

Goodwill and Intangible Impairment

In 2019, we recorded $271 million, or $0.57 per diluted share, of non-cash goodwill and intangible asset impairment. Substantially all of the impairment is associated with our USMM physician home health business and was identified as part of our third quarter review procedures, which included an analysis of new information related to our shared savings demonstration programs, slower than expected penetration of the physician home health business model into our Medicaid population, and the related impact to revised forecasts. The business continues to generate positive cash flows and plays an important role in care management; however, it has fallen short of our overall performance expectations.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2019	2018
Investment and other income	$443	$253
Debt extinguishment costs	(30)	—
Interest expense	(412)	(343)
Other income (expense), net	$1	$(90)

Investment and other Income. Investment and other income increased by $190 million for year ended December 31, 2019 compared to 2018. The increase in investment income in 2019 reflects higher investment balances over 2018, including the proceeds of our $7.0 billion senior note issuance related to the planned financing for the cash consideration for the WellCare Acquisition and the impact of higher investment balances as a result of the Fidelis Care acquisition. The increase also reflects higher interest rates, the Ribera Salud acquisition gain of $16 million, and improved performance associated with our deferred compensation investment portfolio, which fluctuates with its underlying investments. The earnings from our deferred compensation portfolio were substantially offset by increases in deferred compensation expense, recorded in SG&A expense.

Debt Extinguishment costs. In October 2019, we redeemed the outstanding principal balance on the $1,400 million 5.625% Senior Notes due February 15, 2021, plus applicable premium for early redemption and accrued and unpaid interest through the redemption date. We recognized a pre-tax loss on extinguishment of $30 million on the redemption of the $1,400 million 5.625% Senior Notes, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $600 million interest rate swap agreement associated with the notes.

Interest expense. Interest expense increased by $69 million in the year ended December 31, 2019, compared to the corresponding period in 2018. The increase is driven by a net increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019, intended primarily to finance the cash consideration of the WellCare Acquisition, and increased borrowings in May 2018 related to the financing of the Fidelis Care acquisition.

The net impact of the $7.0 billion senior notes issued in preparation of the WellCare acquisition was approximately $13 million.

Income Tax Expense

For the year ended December 31, 2019, we recorded income tax expense of $473 million on pre-tax earnings of $1.8 billion, or an effective tax rate of 26.5%, which reflects the impact of the health insurer fee moratorium, partially offset by the non-deductibility of a portion of our non-cash goodwill and intangible impairment recorded in the third quarter of 2019. For the year ended December 31, 2018, we recorded income tax expense of $474 million on pre-tax earnings of $1.4 billion, or an effective tax rate of 34.6%, which reflects the impact of the non-deductibility of the health insurer fee.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2019	2018	% Change 2018-2019
Total Revenues
Managed Care	$71,379	$57,099	25%
Specialty Services	13,781	12,506	10%
Eliminations	(10,521)	(9,489)	(11)%
Consolidated Total	$74,639	$60,116	24%
Earnings from Operations
Managed Care	$1,806	$1,310	38%
Specialty Services	(25)	148	(117)%
Consolidated Total	$1,781	$1,458	22%

Managed Care

Total revenues increased 25% in the year ended December 31, 2019, compared to the corresponding period in 2018, primarily due to the acquisition of Fidelis Care, growth in the Health Insurance Marketplace business, and expansions and new programs in many of our states in 2018 and 2019, particularly Arkansas, Illinois, Iowa, New Mexico and Pennsylvania. These increases were partially offset by the health insurer fee moratorium in 2019. Total revenues also increased due to at-risk, state directed and pass through payments of approximately $825 million from the State of California and pass through payments of approximately $531 million from the State of New York. Earnings from operations increased $496 million between years primarily as a result of the acquisition of Fidelis Care and lower acquisition related expenses, partially offset by the health insurer fee moratorium in 2019.

Specialty Services

Total revenues increased 10% in the year ended December 31, 2019, compared to the corresponding period in 2018, resulting primarily from increased services associated with membership growth in the Managed Care segment and acquisitions, partially offset by the previously mentioned Veterans Affairs contract expiration.  Earnings from operations decreased $173 million between years primarily due to the previously discussed non-cash goodwill and intangible impairment and our transition to transparent pharmacy pricing, partially offset by higher costs recognized in 2018 associated with our Veterans Affairs contract expiration. The transparent pricing decrease was offset by higher earnings in our Managed Care segment and reflects our commitment to transparency and more closely aligns the costs of care within each segment.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2019 and 2018, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$1,483	$1,234
Net cash used in investing activities	(1,532)	(4,585)
Net cash provided by financing activities	6,832	4,612
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase in cash, cash equivalents, and restricted cash and equivalents	$6,781	$1,261

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our credit facility. Cash flows from operating activities for 2019 were $1.5 billion, or 1.1 times net earnings, compared to $1.2 billion in 2018. The cash provided by operations in 2019 was primarily due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business and the commencement or expansion of the Arkansas, Iowa, New Mexico, and Pennsylvania health plans. Operating cash flows were partially offset by an increase in premium and trade receivables due to the timing of payments from our state customers, as discussed below.

The cash provided by operations in 2018 was primarily due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business. Cash flows were partially offset by an increase in premium and trade receivables of $1.2 billion, due to growth in the business. Additionally, cash flows from operations were negatively affected by the repayment of approximately $1.0 billion of Medicaid expansion rate overpayments and Medicaid expansion minimum MLR rebates in California, which were previously accrued.

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

	Year Ended December 31,
	2019	2018
(Increase) decrease in premium and trade receivables	$(1,076)	$(1,173)
Increase (decrease) in unearned revenue	(9)	(52)
Net increase (decrease) in operating cash flow	$(1,085)	$(1,225)

Cash Flows Used in Investing Activities

Investing activities used cash of $1.5 billion for the year ended December 31, 2019 and $4.6 billion in 2018. Cash flows used in investing activities in 2019 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $730 million and $675 million in the years ended December 31, 2019 and 2018, respectively, on capital expenditures for system enhancements and market and corporate headquarters expansions.

As of December 31, 2019, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.2 years. We had unregulated cash and investments of $7.2 billion at December 31, 2019, reflecting the net proceeds from our $7.0 billion senior note issuance in advance of the closing of the WellCare Acquisition, compared to $478 million at December 31, 2018. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash flows used in investing activities in 2018 primarily consisted of the Fidelis Care and other acquisitions, the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), and capital expenditures.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $6.8 billion in 2019, compared to providing cash of $4.6 billion in 2018. Financing activities in 2019 and 2018 are discussed below.

2019

During 2019, our net financing activities primarily related to the proceeds from the issuance of $7.0 billion of senior notes in December 2019 in preparation of the WellCare Acquisition.

2018

During 2018, our net financing activities primarily related to our offering of $2.8 billion in shares of common stock, par value $0.001 per share, approximately $1.8 billion of 5.375% senior notes at par due 2026, and additional borrowings on our Revolving Credit Facility. Proceeds from both offerings were used to fund the Fidelis Care acquisition which closed on July 1, 2018, to pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness.

Liquidity Metrics

Our credit agreement, dated as of September 11, 2019, by and among Centene, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto, provides for (i) a $2.0 billion unsecured multi-currency revolving credit facility (the Revolving Credit Facility) which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans and (ii) a $1.450 billion unsecured delayed-draw term loan facility (the Term Loan Facility, together with the Revolving Credit Facility under the credit agreement, as amended, the Company Credit Facility). Borrowings under our Revolving Credit Facility bear interest, at our option, at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. Borrowings under the Term Loan Facility bear interest, at our option, at LIBOR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. Our Revolving Credit Facility will mature on May 7, 2024. The Term Loan Facility will mature on September 11, 2022.

In October 2019, we borrowed $1,450 million under the Term Loan Facility. We also redeemed the outstanding principal balance on the $1,400 million 5.625% Senior Notes due February 15, 2021, plus applicable premium for early redemption and accrued and unpaid interest through the redemption date. We recognized a loss on extinguishment of debt of $30 million on the redemption of the notes in the fourth quarter of 2019, including the call premium, the write-off of unamortized debt issuance costs, and a loss on the termination of the $600 million interest rate swap agreement associated with the note.

In October 2019, our Board of Directors approved a $500 million increase to our Company's stock repurchase program. Under the increased stock repurchase program, we will have flexibility to repurchase shares or pay down debt with the proceeds from divestitures related to the WellCare acquisition.

In December 2019, in connection with the planned financing of the WellCare Acquisition, we issued approximately $1.0 billion 4.75% Senior Notes due 2025 (the Additional 2025 Notes), $2.5 billion 4.25% Senior Notes due 2027 (the 2027 Notes), and $3.5 billion 4.625% Senior Notes due 2029 (the 2029 Notes). The net proceeds of the 2027 Notes and the 2029 Notes and a portion of the net proceeds of the Additional 2025 Notes were used to finance the cash consideration.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains non-financial and financial covenants, including requirements of minimum fixed charge coverage ratios and maximum debt-to-EBITDA ratios. We are required to not exceed a maximum debt-to-EBITDA ratio of 3.5 to 1.0. As of December 31, 2019, we had $93 million in borrowings outstanding under our Revolving Credit Facility and $1,450 million in borrowings outstanding under our Term Loan Facility and we were in compliance with all covenants. As of December 31, 2019, there were no limitations on the availability under the Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our Company Credit Facility. We have guaranteed completion of the construction project associated with the loan. As of December 31, 2019, we had $140 million of borrowings outstanding under the loan.

We had outstanding letters of credit of $68 million as of December 31, 2019, which were not part of our Revolving Credit Facility. We also had letters of credit for $27 million (valued at the December 31, 2019 conversion rate), or €24 million, representing our proportional share of the letters of credit issued to support Ribera Salud's outstanding debt, which are a part of the Revolving Credit Facility. Collectively, the letters of credit bore weighted interest of 0.9% as of December 31, 2019. In addition, we had outstanding surety bonds of $611 million as of December 31, 2019.

The indentures governing our various maturities of senior notes contain restrictive covenants of Centene Corporation. As of December 31, 2019, we were in compliance with all covenants.

At December 31, 2019, we had working capital, defined as current assets less current liabilities, of $7,391 million, compared to $27 million at December 31, 2018, reflecting the net proceeds from our $7.0 billion senior note issuance in advance of the closing of the WellCare Acquisition. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At December 31, 2019, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 52.0%, compared to 37.8% at December 31, 2018. Excluding $194 million of non-recourse debt, our debt to capital ratio was 51.7% as of December 31, 2019, compared to 37.4% at December 31, 2018. At December 31, 2019, excluding non-recourse debt and the senior notes issued to fund the WellCare Acquisition in advance of closing, our debt to capital was 34.3%. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. Based on the closing stock price of $66.76 on December 31, 2019, we have 14.2 million available shares remaining under the program for repurchases as of December 31, 2019. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. We did not make any repurchases under this plan during 2019 or 2018.

During the year ended December 31, 2019 and 2018, we received dividends of $713 million and $475 million, respectively, from our regulated subsidiaries.

2020 Expectations

During 2020, we do not expect to make any material net capital contributions to our insurance subsidiaries and expect to spend approximately $775 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts exclude any contributions or capital expenditures related to our newly acquired WellCare subsidiaries. Capital contributions and capital expenditures are expected to be funded by unregulated cash flow generation and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

In February 2020, we issued $2,000 million 3.375% Senior Notes due 2030 (the 2030 Notes). We intend to use the net proceeds from the 2030 Notes, together with available cash on hand, to redeem our outstanding $1,000 million 4.75% Senior Notes due 2022 and outstanding $1,000 million 6.125% Senior Notes due 2024, including all premiums, accrued interest and costs and expenses related to the redemption. In connection with this refinancing, we terminated the remaining $2,100 million interest rate swap agreements.

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare, and such acquisition, the WellCare Acquisition). Total consideration for the acquisition was $17.6 billion, consisting of Centene common shares valued at $11.4 billion (based on Centene's stock price of $66.76), $6.1 billion in cash, and $95 million related to the fair value adjustment to stock based compensation associated with pre-combination service. Each WellCare share was converted into 3.38 of a validly issued, fully paid, non-assessable shares of Centene common stock and $120.00 in cash. In total, 171,225 thousand shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition consideration was funded through the issuance of long-term debt in December 2019. We issued approximately $1.0 billion 4.75% Senior Notes due 2025 (the Additional 2025 Notes), $2.5 billion 4.25% Senior Notes due 2027 (the 2027 Notes), and $3.5 billion 4.625% Senior Notes due 2029 (the 2029 Notes). The net proceeds of the 2027 Notes and the 2029 Notes and a portion of the net proceeds of the Additional 2025 Notes were used to finance the cash consideration.

In connection with the WellCare Acquisition, in January 2020, we completed an exchange offer for 5.25% Senior Notes due 2025 and 5.375% Senior Notes due 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due 2026.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Company Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing.

CONTRACTUAL OBLIGATIONS

The following table summarizes future contractual obligations. These obligations contain estimates and are subject to revision under a number of circumstances. Our debt consists of borrowings from our senior notes, Revolving Credit Facility, Term Loan Facility, mortgages and capital leases. The purchase obligations consist primarily of software purchases and maintenance contracts. The contractual obligations and estimated period of payment over the next five years and beyond are as follows ($ in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Medical claims liability	$7,473	$7,473	$—	$—	$—
Debt and interest	17,833	669	3,797	2,108	11,259
Lease obligations	1,176	190	330	218	438
Purchase obligations	260	132	93	23	12
Other long-term liabilities (1)	—	—	—	—	—
Total	$26,742	$8,464	$4,220	$2,349	$11,709

(1) Our Consolidated Balance Sheet as of December 31, 2019, includes $1,732 million of other long-term liabilities. This consists primarily of long-term deferred income taxes, liabilities under our deferred compensation plan, liabilities related to certain undertakings, reserves for uncertain tax positions and retirement benefit obligations. These liabilities have been excluded from the table above as the timing and/or amount of any cash payment is uncertain.

Commitments

As part of the regulatory approval process in connection with the Fidelis Care Acquisition, we entered into certain undertakings with the New York State Department of Health. These undertakings contain various commitments by us that were effective upon completion of the Fidelis Care Acquisition. One of the undertakings includes a $340 million contribution by us to the State of New York to be paid over a five-year period for initiatives consistent with our mission of providing high quality healthcare to vulnerable populations within New York State. The present value of the contribution to the State of New York, approximately $328 million, was expensed during 2018, and $136 million has been paid through 2019.

In addition, in connection with obtaining regulatory approval of the Health Net acquisition from the California Department of Insurance and the California Department of Managed Health Care, in 2016 we committed to certain undertakings (the California Undertakings). The California Undertakings included, among other items, operational commitments around premiums, dividend restrictions, minimum Risk Based Capital (RBC) levels, local offices, growth, accreditation, HEDIS scores and other quality measures, network adequacy, certifications, investments and capital expenditures. Specifically, we agreed to, among other things:

•	invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition; of which we have invested $13 million through 2019;

•
build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which we have incurred $24 million through 2019;

•
contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which we have contributed $20 million through 2019, and;

•	invest $75 million of its investment portfolio in vehicles supporting California's healthcare infrastructure, of which we have invested $27 million through 2019.
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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. As of December 31, 2019, our subsidiaries had aggregate statutory capital and surplus of $8,725 million, compared with the required minimum aggregate statutory capital and surplus requirements of $3,407 million. During the year ended December 31, 2019, we received $18 million of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our RBC percentage to be in excess of 350% of the Authorized Control Level.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended ("Knox-Keene"), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the required amount as specified in the undertaking.

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements.  Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2019, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2019, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $3,407 million in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of customer relationships, purchased contract rights, provider contracts, trade names and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability, and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2019, we had $6,863 million of goodwill and $2,063 million of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 21 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years
Other intangibles	2 - 5 years

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

Goodwill is reviewed annually during the fourth quarter for impairment. In addition, an impairment analysis of intangible assets would be performed based on other factors. These factors include significant changes in membership, financial performance, state funding, medical contracts and provider networks and contracts.

In January 2017, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) simplifying the test for goodwill impairment. During the third quarter of 2019, we adopted the new guidance. The amendments in the ASU eliminated step 2 from the quantitative goodwill impairment test while still allowing management to first perform the qualitative assessment to determine if a quantitative assessment is necessary. If the quantitative assessment is required, the impairment test under the new ASU is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value. The impairment charge under the new ASU is limited to the total amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if a quantitative impairment test is necessary. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors. During the third quarter of 2019, we recorded $271 million of non-cash goodwill ($259 million) and intangible asset ($12 million) impairment, substantially all associated with our U.S. Medical Management (USMM) physician home health business in the Specialty Services segment. The impairment was identified as part of our quarterly review procedures, which included an analysis of new information related to its shared savings demonstration programs, slower than expected penetration of the physician home health business model into its Medicaid population, and the related impact to revised forecasts. We utilized the income approach in the analysis, which derives the fair value of the intangible assets and goodwill based on the present value of discounted expected cash flows.

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

Actuarial Standards of Practice generally require that the medical claims liability estimates be adequate to cover obligations under moderately adverse conditions. Moderately adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of estimate. The claims amounts ultimately settled will most likely be different than the estimate that satisfies the Actuarial Standards of Practice. We include in our IBNR an estimate for medical claims liability under moderately adverse conditions which represents the risk of adverse deviation of the estimates in our actuarial method of reserving.

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

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims that have been received or adjudicated as of the end of a reporting period relative to the estimate of the total ultimate incurred costs for that same period. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See "Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows." These approaches are consistently applied to each period presented.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2019 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(1.00)%	$430	(1.00)%	$(112)
(0.75)	321	(0.75)	(84)
(0.50)	214	(0.50)	(56)
(0.25)	107	(0.25)	(28)
0.25	(106)	0.25	28
0.50	(212)	0.50	56
0.75	(317)	0.75	84
1.00	(421)	1.00	112
(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $55 million for the year ended December 31, 2019, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance, January 1,	$6,831	$4,286	$3,929
Less: reinsurance recoverable	27	18	5
Balance, January 1, net	6,804	4,268	3,924
Acquisitions	59	1,204	—
Less: acquired reinsurance recoverable	—	8	—
Incurred related to:
Current year	59,539	46,484	38,225
Prior years	(677)	(427)	(374)
Total incurred	58,862	46,057	37,851

Paid related to:
Current year	52,453	41,161	34,196
Prior years	5,819	3,556	3,311
Total paid	58,272	44,717	37,507
Balance, December 31, net	7,453	6,804	4,268
Plus: reinsurance recoverable	20	27	18
Balance, December 31,	$7,473	$6,831	$4,286
Days in claims payable (1)	45	48	41

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a "short-tail," which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2019 will be known by the end of 2020.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $49 million, $25 million and $1 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2019, 2018 and 2017, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following are examples of population health management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

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

Our specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services.  For performance-based measures in our contracts, revenue is recognized as data sufficient to measure performance is available. We recognize revenue related to administrative services under the TRICARE government-sponsored managed care support contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual HIF. The ACA imposed the HIF in 2014, 2015, 2016 and 2018 and is imposing the HIF in 2020. The HIF was suspended in 2017 and 2019. If we are able to negotiate reimbursement of portions of these premium taxes or the HIF, we recognize revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the "gross-up" to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment.  These payments are recorded as premium revenue and medical costs at close to a 100% HBR. We have little visibility to the timing of these payments until they are paid by the state.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2019, we had short-term investments of $863 million and long-term investments of $8,375 million, including restricted deposits of $658 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities and private equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2019, the fair value of our fixed income investments would decrease by approximately $262 million. Declines in interest rates over time will reduce our investment income.

We have interest rate swap agreements for a notional amount of $2,100 million with creditworthy financial institutions to manage the impact of market interest rates on interest expense. Our swap agreements convert a portion of our interest expense from fixed to variable rates to better match the impact of changes in market rates on our variable rate cash equivalent investments. As a result, the fair value of $2,100 million of our long-term debt varies with market interest rates. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2019, the fair value of our debt would decrease by approximately $69 million. An increase in interest rates decreases the fair value of the debt and conversely, a decrease in interest rates increases the value.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

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

While we currently believe our strategies to mitigate healthcare cost inflation will continue to be successful, competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable health care reform regulations, an increase in the expected rate of inflation for healthcare costs or other factors may affect our ability to control the impact of healthcare cost increases.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Centene Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the estimated medical claims liability
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. The balance at December 31, 2019 was $7,473 million, or 26% of total liabilities.
We identified the evaluation of the estimated medical claims liability as a critical audit matter. The Company estimates its medical claims liability using actuarial methods. Specialized skills were required to evaluate these actuarial methods, which include analyzing historical claims data in order to estimate the medical claims liability. The medical claims liability included an estimate for medical claims developing under moderately adverse conditions, which represents the risk of adverse deviation in the Company's actuarial methods of reserving, which required auditor judgment to evaluate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's process to evaluate the estimate of the medical claims liability including the results of the Company's independent actuaries' analysis. We involved actuarial professionals with specialized skills and knowledge who evaluated the Company's methodology for consistency with the Actuarial Standards of Practice. With the assistance of the actuarial professionals, we challenged the Company's estimate of the medical claims liability, including the effects of moderately adverse conditions, by developing an independent estimate, and relative range. We assessed the potential for management bias by evaluating the Company's position and movement within the actuarial professionals' relative range.
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Notes 2 and 9 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. At December 31, 2019, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $245 million and $1,239 million, respectively.
We identified the evaluation of the estimated ACA risk adjustment accruals as a critical audit matter. Specialized skills and a higher degree of auditor judgment were required to evaluate the Company's estimates. The Company's estimates are based on its analysis of member data, claims data, and projections of claims data expected to be submitted by the Company, and other insurance plans, to the Centers for Medicare and Medicaid Services (CMS) for settlement. The final settlement of the December 31, 2019 ACA risk adjustment accruals is scheduled to be determined by CMS in June 2020, based on data submitted by insurance companies through April 2020.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's process to develop the estimated ACA risk adjustment accruals. We involved actuarial professionals with specialized skills and knowledge who assisted in evaluating the Company's methodology used in estimating the ACA risk adjustment accruals for consistency with the federally developed risk adjustment methodology. Additionally, the actuarial professionals assisted in evaluating the projections of claims data utilized to estimate the ACA risk adjustment accruals, and assessed the methodologies utilized by the Company for consistency with Actuarial Standards of Practice. We assessed the Company's process to estimate the ACA risk adjustment accruals, in order to consider the potential for management bias, by performing a retrospective review of the prior period ACA risk adjustment accruals and assessing the consistency of those estimated balances with the subsequent settlement.

/s/ KPMG LLP

We have served as the Company's auditor since 2005.

St. Louis, Missouri
February 18, 2020

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,123	$5,342
Premium and trade receivables	6,247	5,150
Short-term investments	863	722
Other current assets	1,090	784
Total current assets	20,323	11,998
Long-term investments	7,717	6,861
Restricted deposits	658	555
Property, software and equipment, net	2,121	1,706
Goodwill	6,863	7,015
Intangible assets, net	2,063	2,239
Other long-term assets	1,249	527
Total assets	$40,994	$30,901
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$7,473	$6,831
Accounts payable and accrued expenses	4,164	4,051
Return of premium payable	824	666
Unearned revenue	383	385
Current portion of long-term debt	88	38
Total current liabilities	12,932	11,971
Long-term debt	13,638	6,648
Other long-term liabilities	1,732	1,259
Total liabilities	28,302	19,878
Commitments and contingencies
Redeemable noncontrolling interests	33	10
Stockholders' equity:
Preferred stock, $.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; authorized 800,000 shares; 421,508 issued and 415,048 outstanding at December 31, 2019, and 417,695 issued and 412,478 outstanding at December 31, 2018	—	—
Additional paid-in capital	7,647	7,449
Accumulated other comprehensive earnings (loss)	134	(56)
Retained earnings	4,984	3,663
Treasury stock, at cost (6,460 and 5,217 shares, respectively)	(214)	(139)
Total Centene stockholders' equity	12,551	10,917
Noncontrolling interest	108	96
Total stockholders' equity	12,659	11,013
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$40,994	$30,901
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data in dollars)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Premium	$67,439	$53,629	$43,353
Service	2,925	2,806	2,267
Premium and service revenues	70,364	56,435	45,620
Premium tax and health insurer fee	4,275	3,681	2,762
Total revenues	74,639	60,116	48,382
Expenses:
Medical costs	58,862	46,057	37,851
Cost of services	2,465	2,386	1,847
Selling, general and administrative expenses	6,533	6,043	4,446
Amortization of acquired intangible assets	258	211	156
Premium tax expense	4,469	3,252	2,883
Health insurer fee expense	—	709	—
Impairment loss	271	—	—
Total operating expenses	72,858	58,658	47,183
Earnings from operations	1,781	1,458	1,199
Other income (expense):
Investment and other income	443	253	190
Debt extinguishment costs	(30)	—	—
Interest expense	(412)	(343)	(255)
Earnings from operations, before income tax expense	1,782	1,368	1,134
Income tax expense	473	474	326
Net earnings	1,309	894	808
Loss attributable to noncontrolling interests	12	6	20
Net earnings attributable to Centene Corporation	$1,321	$900	$828

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$3.19	$2.31	$2.40
Diluted earnings per common share	$3.14	$2.26	$2.34

Weighted average number of common shares outstanding:
Basic	413,487	390,248	344,853
Diluted	420,409	398,506	353,404

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net earnings	$1,309	$894	$808
Reclassification adjustment, net of tax	(5)	2	(2)
Change in unrealized gain (loss) on investments, net of tax	203	(52)	28
Defined benefit pension plan net (loss) gain, net of tax	(6)	1	1
Foreign currency translation adjustments	(2)	(4)	6
Other comprehensive earnings (loss)	190	(53)	33
Comprehensive earnings	1,499	841	841
Comprehensive loss attributable to noncontrolling interests	12	6	20
Comprehensive earnings attributable to Centene Corporation	$1,511	$847	$861

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2016	356,268	$—	$4,190	$(36)	$1,920	12,430	$(179)	$14	$5,909
Net earnings	—	—	—	—	828	—	—	—	828
Other comprehensive earnings, net of $15 tax	—	—	—	33	—	—	—	—	33
Common stock issued for employee benefit plans	4,490	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	1,454	(65)	—	(65)
Stock compensation expense	—	—	135	—	—	—	—	—	135
Contribution from noncontrolling interest	—	—	13	—	—	—	—	—	13
Balance, December 31, 2017	360,758	$—	$4,349	$(3)	$2,748	13,884	$(244)	$14	$6,864
Net earnings (loss)	—	—	—	—	900	—	—	(2)	898
Other comprehensive loss, net of ($15) tax	—	—	—	(53)	—	—	—	—	(53)
Common stock issued for acquisitions	—	—	331	—	—	(9,787)	176	—	507
Common stock issued for stock offering	53,207		2,779	—	—	—	—	—	2,779
Common stock issued for employee benefit plans	3,730	—	17	—	—	—	—	—	17
Common stock repurchases	—	—	—	—	—	1,120	(71)	—	(71)
Stock compensation expense	—	—	145	—	—	—	—	—	145
Cumulative-effect of adopting new accounting guidance	—	—	—	—	15	—	—	—	15
Purchase of noncontrolling interest	—	—	(172)	—	—	—	—	(15)	(187)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	99	99
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Net earnings (loss)	—	—	—	—	1,321	—	—	(9)	1,312
Other comprehensive earnings, net of $59 tax	—	—	—	190	—	—	—	—	190
Common stock issued for employee benefit plans	3,813	—	21	—	—	—	—	—	21
Common stock repurchases	—	—	—	—	—	1,243	(75)	—	(75)
Stock compensation expense	—	—	177	—	—	—	—	—	177
Contribution from noncontrolling interest	—	—		—	—	—	—	21	21
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$1,309	$894	$808
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	643	495	361
Stock compensation expense	177	145	135
Goodwill and intangible impairment	271	—	—
Loss on debt extinguishment	30	—	—
Deferred income taxes	55	(129)	(108)
Changes in assets and liabilities
Premium and trade receivables	(1,076)	(1,173)	(50)
Other assets	(234)	(38)	(146)
Medical claims liabilities	578	1,325	359
Unearned revenue	(9)	(52)	19
Accounts payable and accrued expenses	(421)	(533)	53
Other long-term liabilities	185	258	68
Other operating activities, net	(25)	42	(10)
Net cash provided by operating activities	1,483	1,234	1,489
Cash flows from investing activities:
Capital expenditures	(730)	(675)	(422)
Purchases of investments	(2,575)	(3,846)	(2,656)
Sales and maturities of investments	1,809	1,991	1,862
Acquisitions, net of cash acquired	(36)	(2,055)	(50)
Other investing activities, net	—	—	12
Net cash used in investing activities	(1,532)	(4,585)	(1,254)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2,779	—
Proceeds from long-term debt	24,721	6,077	1,400
Payments of long-term debt	(17,803)	(4,083)	(1,353)
Common stock repurchases	(75)	(71)	(65)
Purchase of noncontrolling interest	—	(74)	(66)
Contribution from noncontrolling interest	21	—	—
Payments for debt extinguishment	(23)	—	—
Debt issuance costs	(25)	(25)	(3)
Other financing activities, net	16	9	5
Net cash provided by (used in) financing activities	6,832	4,612	(82)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	—	—
Net increase in cash, cash equivalents, and restricted cash and equivalents	6,781	1,261	153
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	5,350	4,089	3,936
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$12,131	$5,350	$4,089
Supplemental disclosures of cash flow information:
Interest paid	$374	$323	$237
Income taxes paid	$612	$448	$496
Equity issued in connection with acquisitions	$—	$507	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Centene Corporation, or the Company is a leading multi-national healthcare enterprise that is committed to helping people live healthier lives. The Company takes a local approach - with local brands and local teams - to provide fully integrated, high-quality, and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. The Company operates in two segments: Managed Care and Specialty Services. The Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicare and Medicaid, the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program (ABD), Medicare, and the Health Insurance Marketplace. The Company also offers a variety of individual, small group, and large group commercial healthcare products, both to employers and directly to members in the Managed Care segment. The Specialty Services segment consists of the Company's specialty companies offering auxiliary healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to its own subsidiaries. The Specialty Service segment also includes the Government Contracts business which includes the Company's government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program, the Military Family and Life Counseling (MFLC) contract with the DoD, and other healthcare related government contracts.

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2019 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

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

Short-term and long-term investments are generally classified as available for sale and are carried at fair value. Certain equity investments are recorded using the fair value or equity method. Unrealized gains and losses on debt investments available for sale are excluded from earnings and reported in accumulated other comprehensive earnings (loss), a separate component of stockholders' equity, net of income tax effects. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. The Company monitors the difference between the cost and fair value of investments. Investments that experience a decline in value that is judged to be other than temporary are written down to fair value and a realized loss is recorded in investment and other income. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

The Company uses the equity method to account for investments in entities that it does not control but has the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value adjusted for the Company's proportionate share of earnings or losses.

Restricted Deposits

Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. These investments are classified as long-term, regardless of the contractual maturity date, due to the nature of the states' requirements. The Company is required to annually adjust the amount of the deposit pledged to certain states. As of December 31, 2019 and 2018, restricted deposits included $8 million of cash and cash equivalents.

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

•	Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.

•	Variable rate debt: The carrying amount of the Company's floating rate debt approximates fair value since the interest rates adjust based on market rate adjustments.

•	Interest rate swap: Estimated based on third-party market prices based on the forward 1-month or 3-month LIBOR curve.

•	Contingent consideration: Estimated based on expected achievement of metrics included in the acquisition agreement considering circumstances that exist as of the acquisition date.

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

Fixed Asset	Depreciation Period
Buildings and improvements	5 - 40 years
Computer hardware and software	2 - 7 years
Furniture and equipment	3 - 10 years
Land improvements	3 - 20 years
Leasehold improvements	1 - 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of purchased contract rights, provider contracts, customer relationships, trade names, developed technologies and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights	5 - 21 years
Provider contracts	4 - 15 years
Customer relationships	3 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years
Other intangibles	2 - 5 years

The Company tests for impairment of intangible assets as well as long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value. Such factors include, but are not limited to, significant changes in membership, state funding, state contracts and provider networks and contracts. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group. An impairment charge, if any, is recognized within earnings from operations.

The Company tests goodwill for impairment using a fair value approach. The Company is required to test for impairment at least annually, absent a triggering event, which could include a significant decline in operating performance that would require an impairment assessment. Absent any impairment indicators, the Company performs its goodwill impairment testing during the fourth quarter of each year. The Company recognizes an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company generally does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, the Company may elect to perform a quantitative assessment without first assessing qualitative factors.

If the quantitative test is deemed necessary, the Company determines an appropriate valuation technique to estimate a reporting unit's fair value as of the testing date. The Company utilizes either the income approach or the market approach, whichever is most appropriate for the respective reporting unit. The income approach is based on an internally developed discounted cash flow model that includes many assumptions related to future growth rates, discount factors, future tax rates, etc. The market approach is based on financial multiples of comparable companies derived from current market data. The Company then compares the fair value of the reporting unit calculated using the income approach or market approach with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds fair value. The impairment charge is limited to the total amount of goodwill allocated to the reporting unit. Changes in economic and operating conditions impacting assumptions used in the Company's analyses could result in goodwill impairment in future periods.

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

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans, premiums received from its members and the Centers for Medicare and Medicaid Services (CMS) for its Medicare product, and premiums from members of its commercial health plans. In addition to member premium payments, its Marketplace contracts also generate revenues from subsidies received from CMS. The Company generally receives a fixed premium per member per month pursuant to its contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment, or risk score, based on the acuity of its membership. Generally, the risk score is determined by the State or CMS analyzing submissions of processed claims data to determine the acuity of the Company's membership relative to the entire state's membership.

The Company estimates the amount of risk adjustment based upon the processed claims data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

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

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from its own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored managed care support contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium. The ACA imposed the HIF in 2014, 2015, 2016 and 2018. The HIF was suspended in 2017 and 2019. If the Company is able to negotiate reimbursement of portions of these premium taxes or the HIF, it recognizes revenue associated with the HIF on a straight-line basis when the Company has binding agreements for such reimbursements, including the "gross-up" to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment.  These payments are recorded as premium revenue and medical costs at close to a 100% HBR. The Company little visibility to the timing of these payments until they are paid by the state.

Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs as well as minimum medical loss ratio (MLR) and cost sharing reductions.

The Company's accounting policies for the programs are as follows:

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

Minimum Medical Loss Ratio

Additionally, the ACA established a minimum MLR for the Health Insurance Marketplace. The risk adjustment program described above is taken into consideration to determine if the Company's estimated annual medical costs are less than the minimum MLR and require an adjustment to premium revenues to meet the minimum MLR.

Cost Sharing Reductions (CSRs)

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with an FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL level when services are provided by an Indian Health Service. In order to compensate issuers for reduced cost sharing provided to enrollees, CMS pays an advance CSR payment to the Company each month based on the Company's certification data provided at the time of the qualified health plan application. After the close of the benefit year, the Company is required to provide CMS with data on the value of the CSRs provided to enrollees based on either a 'simplified' or 'standard' approach. A reconciliation will occur in order to calculate the difference between the Company's CSR advance payments received and the value of CSRs provided to enrollees. This reconciliation will produce either a payable or receivable to/from CMS. The Company has elected the standard methodology approach. In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers, and 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government.

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

Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2019	2018	2017
Allowances, beginning of year	$123	$24	$29
Amounts charged to expense	76	134	35
Write-offs of uncollectible receivables	(42)	(35)	(40)
Allowances, end of year	$157	$123	$24

The increase in the amounts charged to expense in 2018 primarily relates to costs associated with the expiration of the Company's contract to provide health care coordination services to the U.S. Department of Veterans Affairs under the Patient-Centered Community Care and Veterans Choice Programs.

Significant Customers

Centene receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the State of California, where the percentage of the Company's total revenue was 11%, 13% and 18% for the years ended December 31, 2019, 2018 and 2017, respectively; the State of New York, where the percentage of the Company's total revenue was 15% for the year ended December 31, 2019, and the State of Texas, where the percentage of the Company's total revenue was 10% and 12% for the years ended December 31, 2018 and 2017, respectively.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, interest rate swaps, credit facilities, mortgage and construction loans, and capital leases.

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

Stock Based Compensation

The fair value of the Company's employee share options and similar instruments are estimated using the Black-Scholes option-pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits related to stock compensation are presented as a cash inflow from operating activities. The Company accounts for forfeitures when they occur.

Foreign Currency Translation

The Company is exposed to foreign currency exchange risk through its international subsidiaries whose functional currencies include the Euro and British Pound. The assets and liabilities of the Company's subsidiaries are translated into United States dollars at the balance sheet date. The Company translates its proportionate share of earnings using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive earnings (loss).

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that introduces a lessee model that requires the majority of leases to be recognized on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification 606, the FASB's new revenue recognition standard, and addresses other concerns related to the current lessee model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company adopted the new guidance in the first quarter of 2019 using the modified retrospective transition approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows an entity to not reassess lease classification for existing leases. The impact of the new guidance is further discussed in Note 11. Leases.

In January 2017, the FASB issued an ASU simplifying the test for goodwill impairment. The amendments in this ASU eliminate Step 2 from the goodwill impairment test. Thus, an entity will no longer be required to compare the implied fair value of a reporting unit's goodwill to its carrying amount. Instead, under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The impairment charge should be limited to the total amount of goodwill allocated to that reporting unit. Under the new guidance, an entity still has the option to first perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for an entity's annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted the new guidance in the third quarter of 2019. The Company has an immaterial amount of goodwill at reporting units with negative carrying value. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued an ASU which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The ASU also clarifies and amends certain areas of ASC Topic 740 to improve consistent application of and simplify the generally accepted accounting principles within Topic 740. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company is currently evaluating the potential impact of the ASU on the Company's consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued an ASU which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this ASU require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires an entity that is the customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new guidance in the first quarter of 2020. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued an ASU, and related amendments, which changes how entities measure credit losses for most financial assets and certain other investments that are not measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets (or groups of financial assets) and available for sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance in the first quarter of 2020. The vast majority of the Company's receivables and other financial instruments are with government entities and therefore the adoption did not have a material impact on its receivables and other financial instruments. The Company evaluated its investment portfolio under the new available-for-sale debt securities impairment model guidance for identification of securities with an impairment due to credit loss. The vast majority of the Company's investment portfolio is low risk, investment grade securities. The impact of the adoption related to the Company's investment portfolio resulted in an immaterial cumulative-effect adjustment to retained earnings. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

The Company has determined that there are no other recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations or cash flows.

3. Acquisitions

WellCare Acquisition

On January 23, 2020, the Company acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare, and such acquisition, the WellCare Acquisition). The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt.

Total consideration for the acquisition was $17,605 million, consisting of Centene common shares valued at $11,431 million (based on Centene's stock price of $66.76), $6,079 million in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service. Each WellCare share was converted into 3.38 of validly issued, fully paid, non-assessable shares of Centene common stock and $120.00 in cash. In total, 171 million shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition consideration was funded through the issuance of long-term debt as further discussed in Note 10. Debt.

The acquisition of WellCare will be accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets and liabilities assumed is not yet complete.

Divestitures

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare's Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare's Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene's Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements.

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the year ended December 31, 2019 and 2018, respectively ($ in millions, except per share data):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenues	$102,379	$88,842
Net earnings attributable to common stockholders	1,462	$1,211
Diluted earnings per share	$2.47	$2.06

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2018 and is not a projection of future results.

The unaudited pro forma financial information reflects the historical results of Centene and WellCare adjusted as if the acquisition had occurred on January 1, 2018, primarily for the following:

•	Interest expense associated with debt incurred to finance the transaction.

•
Elimination of historical WellCare intangible asset amortization expense and addition of amortization expense based on the current estimated values of identifiable intangible assets of approximately $7 billion.

•	Issuance of 171 million shares of Centene common stock in connection with the per share common stock consideration.

•	Elimination of acquisition related costs.

•	Adjustments to income tax expense related to pro forma adjustments and increased income tax expense related to IRS Regulation 162(m)(6).

In addition, the acquisition of Fidelis Care by Centene and the acquisition of Meridian by WellCare both occurred in 2018. The pro forma information gives effect to both acquisitions and the related financing as if they occurred on January 1, 2018.

The unaudited pro forma financial information does not reflect the previously discussed divestitures as the impact would be impracticable to quantify.

Fidelis Care Acquisition

On July 1, 2018, the Company acquired substantially all of the assets of Fidelis Care for approximately $3,621 million of cash consideration, including a working capital adjustment. The acquisition consideration was funded through the issuance of $53.2 million shares of Centene common stock and the issuance of long-term debt. The Fidelis Care acquisition expanded the Company's scale and presence to New York State.

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

The Company's allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of July 1, 2018 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,001
Premium and related receivables	442
Other current assets	32
Restricted deposits	495
Property, software and equipment	48
Intangible assets (a)	956
Other long-term assets	2
Total assets acquired	3,976

Medical claims liability	1,218
Accounts payable and accrued expenses	238
Return of premium payable	123
Unearned revenue	115
Other long-term liabilities	324
Total liabilities assumed	2,018

Total identifiable net assets	1,958
Goodwill (b)	1,663
Total assets acquired and liabilities assumed	$3,621

Significant fair value adjustments are noted as follows:

(a)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the "income approach," which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The Company has estimated the fair value of intangible assets to be $956 million with a weighted average life of 13 years. The identifiable intangible assets include customer relationships, provider contracts, trade names and developed technologies.

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

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the year ended December 31, 2018 and 2017, respectively ($ in millions, except per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Total revenues	$65,792	$58,275
Net earnings attributable to common stockholders	$1,342	$936
Diluted earnings per share	$3.22	$2.27

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition prior to July 1, 2018, or the impact of the WellCare acquisition and related financing. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2017 and is not a projection of future results.

The unaudited pro forma financial information reflects the historical results of Centene and Fidelis Care adjusted as if the acquisition had occurred on January 1, 2017, primarily for the following:

•	Additional premium tax expense related to Fidelis Care no longer being a not-for-profit entity.

•
Additional Health insurer Fee revenue and expense in 2018 related to Fidelis Care as some of those revenues will be subject to the Health Insurer Fee following the first year of the closing of the Fidelis Care acquisition, absent a Health Insurer Fee moratorium.

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

Commitments

As part of the regulatory approval process, in connection with the acquisition Fidelis Care, the Company entered into certain undertakings with the New York State Department of Health. These undertakings contain various commitments by the Company effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with the Company's mission of providing high quality healthcare to vulnerable populations within New York State. As a result of the closing of the Fidelis Care acquisition, the present value of the $340 million contribution to the State of New York, approximately $328 million, was expensed during 2018. As of December 31, 2019, the Company has paid $136 million.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$211	$1	$—	$212	$362	$1	$(2)	$361
Corporate securities	3,629	108	(4)	3,733	3,190	8	(52)	3,146
Restricted certificates of deposit	482	—	—	482	433	—	—	433
Restricted cash equivalents	8	—	—	8	8	—	—	8
Municipal securities	2,320	69	(1)	2,388	2,196	9	(18)	2,187
Asset-backed securities	741	5	(2)	744	686	1	(4)	683
Residential mortgage-backed securities	464	8	(1)	471	452	1	(9)	444
Commercial mortgage- backed securities	380	9	(1)	388	366	1	(6)	361
Private equity investments	664	—	—	664	387	—	—	387
Life insurance contracts	148	—	—	148	128	—	—	128
Total	$9,047	$200	$(9)	$9,238	$8,208	$21	$(91)	$8,138

The Company's investments are debt securities classified as available-for-sale with the exception of life insurance contracts and certain private equity investments. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2019, 97% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2019, the Company held certificates of deposit, life insurance contracts and private equity investments which did not carry a credit rating.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at December 31, 2019.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2019				December 31, 2018
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$11	$—	$31	$—	$59	$(2)	$202
Corporate securities	(2)	192	(2)	48	(27)	1,389	(25)	871
Municipal securities	(1)	185	—	11	(4)	591	(14)	806
Asset-backed securities	(1)	153	(1)	151	(2)	318	(2)	168
Residential mortgage- backed securities	—	44	(1)	81	(1)	61	(8)	233
Commercial mortgage- backed securities	(1)	118	—	21	(2)	137	(4)	140
Total	$(5)	$703	$(4)	$343	$(36)	$2,555	$(55)	$2,420

As of December 31, 2019, the gross unrealized losses were generated from 682 positions out of a total of 4,529 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term investments and restricted deposits are as follows ($ in millions):

	December 31, 2019				December 31, 2018
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$750	$752	$550	$550	$647	$646	$205	$205
One year through five years	3,034	3,106	106	108	3,026	2,998	351	350
Five years through ten years	2,974	3,069	—	—	2,387	2,362	—	—
Greater than ten years	48	50	—	—	88	89	—	—
Asset-backed securities	1,585	1,603	—	—	1,504	1,488	—	—
Total	$8,391	$8,580	$656	$658	$7,652	$7,583	$556	$555

Actual maturities may differ from contractual maturities due to call or prepayment options. Private equity investments and life insurance contracts are included in the five years through ten years category. The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

The Company continuously monitors investments for other-than-temporary impairment. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an impairment loss when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

5. Fair Value Measurements

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon observable or unobservable inputs used to estimate fair value. Level inputs are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2019, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,123	$—	$—	$12,123
Investments available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73	$—	$—	$73
Corporate securities	—	3,713	—	3,713
Municipal securities	—	2,379	—	2,379
Asset-backed securities	—	744	—	744
Residential mortgage-backed securities	—	471	—	471
Commercial mortgage-backed securities	—	388	—	388
Total investments	$73	$7,695	$—	$7,768
Restricted deposits available for sale:
Cash and cash equivalents	$8	$—	$—	$8
Certificates of deposit	—	482	—	482
Corporate securities	—	20	—	20
Municipal securities	—	9	—	9
U.S. Treasury securities and obligations of U.S. government corporations and agencies	139	—	—	139
Total restricted deposits	$147	$511	$—	$658
Other long-term assets:
Interest rate swap agreements	$—	$10	$—	$10
Total other long-term assets	$—	$10	$—	$10

Total assets at fair value	$12,343	$8,216	$—	$20,559

Liabilities
Other long-term liabilities:
Interest rate swap agreements	$—	$11	$—	$11
Total liabilities at fair value	$—	$11	$—	$11

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's life insurance contracts and other private equity investments, which approximates fair value, was $812 million and $515 million as of December 31, 2019, and December 31, 2018, respectively.
6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2019	2018
Computer software	$1,018	$757
Building	778	614
Furniture and office equipment	457	335
Leasehold improvements	390	291
Computer hardware	378	308
Land	202	201
Property, software and equipment, at cost	3,223	2,506
Less: accumulated depreciation	(1,102)	(800)
Property, software and equipment, net	$2,121	$1,706

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $342 million, $237 million and $161 million, respectively.

7. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2017	$4,015	$734	$4,749
Acquisitions and purchase accounting adjustments	1,671	595	2,266
Balance as of December 31, 2018	5,686	1,329	7,015
Acquisitions and purchase accounting adjustments	61	47	108
Impairment	(16)	(243)	(259)
Translation impact	(1)	—	(1)
Balance as of December 31, 2019	$5,730	$1,133	$6,863

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

The majority of the increase in the managed care segment goodwill in 2018 was related to the acquisition and fair value allocations related to the Fidelis Care acquisition discussed in Note 3. Acquisitions. The majority of the increase in the specialty services segment goodwill related to other acquisitions discussed in Note 12. Stockholders' Equity.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2019	2018	2019	2018
Purchased contract rights	$1,214	$1,173	12.8	12.6
Provider contracts	299	311	12.4	12.3
Customer relationships	812	769	10.8	10.9
Trade names	361	361	15.2	15.2
Developed technologies	179	180	5.2	5.2
Other intangibles	5	5	2.7	2.7
Intangible assets	2,870	2,799	12.0	11.9
Less accumulated amortization:
Purchased contract rights	(375)	(283)
Provider contracts	(115)	(90)
Customer relationships	(122)	(57)
Trade names	(80)	(55)
Developed technologies	(111)	(72)
Other intangibles	(4)	(3)
Total accumulated amortization	(807)	(560)
Intangible assets, net	$2,063	$2,239

Amortization expense was $258 million, $211 million and $156 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated total amortization expense related to the December 31, 2019 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2020	$252
2021	228
2022	222
2023	220
2024	213

8. Medical Claims Liability

The Specialty Services segment has an insignificant amount of medical claims liability and, therefore, disclosures related to medical claims liabilities have been aggregated and are presented on a consolidated basis.

The following table summarizes the change in medical claims liability ($ in millions):

	Year Ended December 31,
	2019	2018	2017
Balance, January 1	$6,831	$4,286	$3,929
Less: reinsurance recoverable	27	18	5
Balance, January 1, net	6,804	4,268	3,924
Acquisitions and purchase accounting adjustments	59	1,204	—
Less: acquired reinsurance recoverable	—	8	—
Incurred related to:
Current year	59,539	46,484	38,225
Prior years	(677)	(427)	(374)
Total incurred	58,862	46,057	37,851
Paid related to:
Current year	52,453	41,161	34,196
Prior years	5,819	3,556	3,311
Total paid	58,272	44,717	37,507
Balance at December 31, net	7,453	6,804	4,268
Plus: reinsurance recoverable	20	27	18
Balance, December 31	$7,473	$6,831	$4,286

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $49 million, $25 million, and $1 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2019, 2018, and 2017, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that population health management initiatives are effective on a case by case basis, population health management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by the Company. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

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

Information about incurred and paid claims development as of December 31, 2019 is included in the table below and is inclusive of claims incurred and paid related to the Fidelis Care businesses prior and subsequent to the acquisition date. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2019 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2017 (unaudited)	2018 (unaudited)	2019

2017	$47,574	$46,994	$46,950
2018		51,572	50,944
2019			59,627
	Total incurred claims		$157,521

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2017 (unaudited)	2018 (unaudited)	2019

2017	$42,205	$46,767	$46,904
2018		45,039	50,682
2019			52,482
	Total payment of incurred claims		$150,068
	Medical claims liability, net of reinsurance		$7,453

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2019 are included in the following table and are inclusive of the acquired Fidelis Care business. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims

2017	$46,950	$—	260.2
2018	50,944	88	281.7
2019	59,627	5,347	290.2

9. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as minimum annual MLR and cost sharing reductions.

On June 28, 2019, the Centers for Medicare and Medicaid Services announced the final risk adjustment transfers for the 2018 benefit year. As a result of the announcement, the Company reduced its risk adjustment net payables by $238 million from December 31, 2018. After consideration of minimum MLR, Risk Adjustment Data Validation audit results, and other related impacts, the net pre-tax benefit recognized was approximately $131 million recorded in the second quarter of 2019.

The Company's receivables (payables) for each of these programs are as follows ($ in millions):

	December 31, 2019	December 31, 2018
Risk adjustment receivable	$245	$91
Risk adjustment payable	(1,239)	(1,019)
Minimum medical loss ratio	(367)	(265)
Cost sharing reduction receivable	73	57
Cost sharing reduction payable	(1)	(107)

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2019	December 31, 2018
$1,400 million 5.625% Senior notes, due February 15, 2021	$—	$1,400
$1,000 million 4.75% Senior notes, due May 15, 2022	1,004	1,005
$1,000 million 6.125% Senior notes, due February 15, 2024	1,000	1,000
$2,200 million 4.75% Senior notes, due January 15, 2025	2,228	1,200
$1,800 million 5.375% Senior notes, due June 1, 2026	1,800	1,800
$2,500 million 4.25% Senior notes due December 15, 2027	2,479	—
$3,500 million 4.625% Senior notes due December 15, 2029	3,500	—
Fair value of interest rate swap agreements	(1)	(95)
Total senior notes	12,010	6,310
Term Loan Credit Facility	1,450	—
Revolving Credit Facility	93	284
Mortgage notes payable	54	57
Construction loan payable	140	63
Capital leases and other	122	47
Debt issuance costs	(143)	(75)
Total debt	13,726	6,686
Less current portion	(88)	(38)
Long-term debt	$13,638	$6,648

Senior Notes

In February 2020, the Company issued $2,000 million 3.375% Senior Notes due 2030 (the 2030 Notes). The Company intends to use the net proceeds from the 2030 Notes, together with available cash on hand, to redeem all of its outstanding $1,000 million 4.75% Senior Notes due 2022 and all of its outstanding $1,000 million 6.125% Senior Notes due 2024, including all premiums, accrued interest and costs and expenses related to the redemption.

In connection with the WellCare Acquisition, in January 2020, the Company completed an exchange offer for 5.25% Senior Notes due 2025 and 5.375% Senior Notes due 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due 2026. Additionally, our wholly owned subsidiary, WellCare Health Plans, Inc., assumed the remaining WellCare Notes.

In December 2019, the Company issued approximately $1,000 million 4.75% Senior Notes due 2025 (the Additional 2025 Notes), $2,500 million 4.25% Senior Notes due 2027 (the 2027 Notes), and $3,500 million 4.625% Senior Notes due 2029 (the 2029 Notes). The Company used the net proceeds of the 2027 Notes and the 2029 Notes and a portion of the net proceeds of the Additional 2025 Notes to fund the cash consideration of the WellCare acquisition, which closed on January 23, 2020.

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

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2019, the Company was in compliance with all covenants.

Interest Rate Swaps

The Company uses interest rate swap agreements to convert a portion of its interest rate exposure from fixed rates to floating rates to more closely align interest expense with interest income received on its cash equivalent and variable rate investment balances. The following is a summary of the notional amounts of the Company's interest rate swap agreements as of December 31, 2019 and 2018 ($ in millions):

Expiration Date	December 31, 2019	December 31, 2018
February 15, 2021	$—	$600
May 15, 2022	500	500
February 15, 2024	1,000	1,000
January 15, 2025	600	600
Total	$2,100	$2,700

The fair value of the swap agreements shown above are recorded in other long-term assets and other long-term liabilities in the Consolidated Balance Sheets. Under the swap agreements, the Company receives a fixed rate of interest and pays an average variable rate of either the one or three month LIBOR plus 3.44% adjusted monthly or quarterly, based on the terms of the individual swap agreements. At December 31, 2019, the weighted average rate was 5.30%.

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

In connection with the redemption of the $1,400 million 5.625% Senior Notes in October 2019, the Company terminated the $600 million interest rate swap agreement associated with those notes. In connection with the February 2020 senior note issuance and anticipated redemptions, the Company terminated the remaining $2,100 million interest rate swap agreements.

The fair value of the Swap Agreements excludes accrued interest and takes into consideration current interest rates and current likelihood of the swap counterparties' compliance with its contractual obligations.

Revolving Credit Facility and Term Loan Credit Facility

On May 7, 2019, the Company amended and restated its existing credit agreement by and among Centene, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended, restated, amended and restated or otherwise modified , the Company Credit Agreement), to, among other things, increase the revolving commitments available under its unsecured multi-currency revolving credit facility from $1.5 billion to $2.0 billion. (the Revolving Credit Facility), which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans. On September 11, 2019, the Company further amended and restated the Company Credit Agreement, to provide for a new $1.45 billion unsecured delayed-draw term loan facility (the Term Loan Facility, the credit agreement, as amended, the Company Credit Facility). On November 14, 2019, the Company amended the Company Credit Agreement to exclude the indebtedness issued for the purpose of financing the WellCare Acquisition in the calculation of certain financial covenants until the earlier of the consummation of the WellCare Acquisition and September 20, 2020. Borrowings under the Company's Revolving Credit Facility bear interest, at the Company's option, at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin based on total debt to EBITDA ratio. Borrowings under the Term Loan Facility bear interest, at the Company's option, at LIBOR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. The Company has an uncommitted option to increase its Company Credit Facility by an additional $500 million plus certain additional amounts based on its total debt to EBITDA ratio.

The Company Credit Agreement contains financial covenants including maintenance of a minimum fixed charge coverage ratio and a restriction on the Company's maximum total debt to EBITDA ratio exceeding 3.5 to 1.0. It also contains certain non-financial covenants including: limitations on incurrence of additional indebtedness; restrictions on incurrence of liens; restrictions on dividends and other restricted payments; restrictions on investments, mergers, consolidations and asset sales; and limitations on transactions with affiliates. As of December 31, 2019, the Company was in compliance with all financial and non-financial covenants under the Company Credit Facility.

As of December 31, 2019, the Company had $93 million of borrowings outstanding under the Revolving Credit Facility, with a weighted average interest rate of 1%. In October 2019, the Company borrowed $1.45 billion under the Term Loan Facility. The proceeds of the Term Loan Facility were used to fund the redemption of certain senior notes discussed below and pay fees and expenses in connection therewith, with any remaining proceeds to be used for general corporate purposes.

The Revolving Credit Facility will mature on May 7, 2024. The Term Loan Facility will mature on September 11, 2022.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $54 million at December 31, 2019 collateralized by its corporate headquarters building. The mortgage note is due January 1, 2021 and bears a 5.14% interest rate. The collateralized property had a net book value of $130 million at December 31, 2019.

Construction Loan

The Company has a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with the Company Credit Facility. The Company has guaranteed completion of the construction project associated with the loan. As of December 31, 2019, the Company had $140 million in borrowings outstanding under the loan.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $68 million as of December 31, 2019, which were not part of the Revolving Credit Facility. The Company also had letters of credit for $27 million (valued at December 31, 2019 conversion rate), or €24 million, representing its proportional share of the letters of credit issued to support Ribera Salud's outstanding debt, which are a part of the Revolving Credit Facility. Collectively, the letters of credit bore interest at 0.9% as of December 31, 2019. The Company had outstanding surety bonds of $611 million as of December 31, 2019.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2020	$88
2021	201
2022	2,469
2023	6
2024	1,094
Thereafter	10,001
Total	$13,859

The fair value of outstanding debt was approximately $14,160 million and $6,619 million at December 31, 2019 and 2018, respectively.

11. Leases

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

The Company records ROU assets and liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the year ended December 31, 2019, the Company recognized operating lease expense of $203 million.

The following table sets forth the ROU assets and liabilities as of December 31, 2019 ($ in millions):

December 31, 2019
Assets
ROU assets (recorded within other long-term assets)	$661

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$161
Long-term (recorded within other long-term liabilities)	622
Total operating lease liabilities	$783

During the year ended December 31, 2019, the Company reduced its operating lease liabilities by $227 million for cash paid. In addition, during the year ended December 31, 2019, new operating leases commenced resulting in the recognition of ROU assets and liabilities of $162 million, respectively. As of December 31, 2019, the Company had additional operating leases that have not yet commenced of $101 million, which included two significant leases executed during the third quarter. These operating leases will commence in 2020 with lease terms of 5 to 10 years.

As of December 31, 2019, the weighted average remaining lease term of the Company's operating leases was 6.6 years. The ROU liabilities as of December 31, 2019 reflect a weighted average discount rate of 4.2%. Lease payments over the next five years and thereafter are as follows ($ in millions):

December 31, 2019
2020	$190
2021	182
2022	148
2023	119
2024	99
Thereafter	438
Total lease payments	1,176
Less: imputed interest	(393)
Total ROU liabilities	$783

The following discussion relates to the Company's lease accounting policy under ASC Topic 840 for the year ended December 31, 2018. Annual noncancellable minimum lease payments over the next five years and thereafter were as follows ($ in millions):

December 31, 2018
2019	$174
2020	176
2021	145
2022	101
2023	71
Thereafter	200
Total lease payments	$867

12. Stockholders' Equity

The Company has 10 million authorized shares of preferred stock at $.001 par value. At December 31, 2019, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The initial program, which was extended in 2009, authorized the repurchase of up to 16.0 million shares, of which 6.7 million shares are remaining. In October 2019, the Company's Board of Directors approved a $500 million increase to the program based on the closing stock price on the date of the WellCare Acquisition. Based on the stock price of $66.76, an additional 7.5 million shares were approved. As of December 31, 2019, 14.2 million remaining shares are available under the program for repurchase. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the year ended December 31, 2019 and December 31, 2018, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy statutory tax withholding obligations. As part of this plan, the Company repurchased 1 million shares at an aggregate cost of $75 million in 2019 and 1 million shares at an aggregate cost of $71 million in 2018. These shares are included in the Company's treasury stock.

In January 2020, the Company acquired WellCare and issued 171 million shares of Centene stock, with an approximate value of $11,431 million.

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

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2019 and 2018, Centene's subsidiaries had aggregate statutory capital and surplus of $8,725 million and $7,259 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $3,407 million and $3,279 million, respectively. As of December 31, 2019, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $3,407 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2019	2018	2017
Current provision
Federal	$381	$498	$421
State and local	41	107	14
Total current provision	422	605	435
Deferred provision	51	(131)	(109)
Total income tax expense	$473	$474	$326

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense for the years ended December 31 is as follows ($ in millions):

	2019	2018	2017
Earnings from operations, before income tax expense	$1,782	$1,368	$1,134
Loss (earnings) attributable to flow through noncontrolling interest	11	4	15
Earnings from operations, less noncontrolling interest, before income tax expense	1,793	1,372	1,149

Tax provision at the U.S. federal statutory rate	377	288	402
State income taxes, net of federal income tax benefit	49	52	11
Nondeductible compensation	42	33	58
ACA Health Insurer Fee	—	149	—
Income Tax Reform	—	—	(125)
Valuation Allowance	—	(28)	14
Nondeductible goodwill impairment	30	—	—
Other, net	(25)	(20)	(34)
Income tax expense	$473	$474	$326

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2019	2018
Deferred tax assets:
Medical claims liability	$66	$78
Nondeductible liabilities	97	128
Net operating loss and tax credit carryforwards	83	77
Compensation accruals	113	109
Premium and trade receivables	78	76
Operating lease liability	186	—
Other	46	61
Deferred tax assets	669	529
Valuation allowance	(66)	(53)
Net deferred tax assets	$603	$476

Deferred tax liabilities:
Intangible assets	$346	$343
Prepaid assets	26	31
Fixed assets	187	132
Investments in joint ventures	2	27
Deferred revenue	13	19
Right of use asset	171	—
Other	47	6
Deferred tax liabilities	792	558
Net deferred tax assets (liabilities)	$(189)	$(82)

The Company adopted an ASU that introduces a lessee model that requires the majority of leases to be recognized on the balance sheet, which resulted in a right of use asset and operating lease liability for GAAP purposes. With limited exceptions these items have no tax basis, therefore both deferred tax assets and deferred tax liabilities have been grossed up in 2019 to reflect the underlying GAAP change.

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and foreign net operating loss and tax credit carryforwards. The $13 million increase in valuation allowance relates to tax losses in international jurisdictions.

Federal net operating loss carryforwards of $13 million expire beginning in 2021 through 2038; state net operating loss and tax credit carryforwards of $48 million expire beginning in 2020 through 2039. Substantially all of the non-U.S. tax loss carryforwards have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2019	2018
Gross unrecognized tax benefits, beginning of period	$277	$257
Gross increases:
Current year tax positions	39	7
Prior year tax positions	14	14
Gross decreases:
Prior year tax positions	(8)	—
Settlements	(16)
Statute of limitation lapses	(1)	(1)
Gross unrecognized tax benefits, end of period	$305	$277

Uncertain tax positions increased $28 million due to various federal positions. As of December 31, 2019, $258 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $71 million as a result of the expiration of statutes of limitations and projected audit settlements in certain jurisdictions.

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized net interest expense related to uncertain positions of $2 million and $5 million for the years ended December 31, 2019 and 2018, respectively. The Company had $16 million and $14 million of accrued interest and penalties for uncertain tax positions as of December 31, 2019 and 2018, respectively.

The Company files tax returns for federal as well as numerous state and international tax jurisdictions. As of December 31, 2019, Health Net is under federal examination for tax years 2014 through its final return in 2016. Additionally, Centene's tax returns are under federal examination for tax years 2014 through 2017.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised, or outstanding in 2019. The plans have 8 million shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $177 million, $145 million and $135 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $22 million, $34 million and $50 million for the years ended December 31, 2019, 2018 and 2017, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2018	7,365	$47.72
Granted	3,520	58.19
Vested	(3,373)	40.58
Forfeited	(525)	51.11
Non-vested balance as of December 31, 2019	6,987	$56.19

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2019, 2018 and 2017, was $202 million, $209 million and $174 million, respectively.

As of December 31, 2019, there was $266 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.4 years.

The Company maintains an employee stock purchase plan and issued 416 thousand shares, 256 thousand shares, and 258 thousand shares in 2019, 2018 and 2017, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least twenty-one years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $64 million, $53 million and $42 million during the years ended December 31, 2019, 2018 and 2017, respectively.

17. Commitments

In connection with obtaining regulatory approval of the Fidelis Care acquisition, the Company entered into certain undertakings with the New York State Department of Health in 2018. See Note 3. Acquisitions for further details. The Company also committed to certain undertakings with the California Department of Insurance and the California Department of Managed Health Care in connection with obtaining regulatory approval of the Health Net acquisition in 2016 The Health Net commitments related to the undertakings are as follows:

•
invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition; of which the Company has invested $13 million through 2019;

•
build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which the Company has incurred $24 million through 2019;

•
contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which the Company has contributed $20 million through 2019, and;

•	invest $75 million of its investment portfolio in vehicles supporting California's healthcare infrastructure, of which the Company has invested $27 million through 2019.

18. Contingencies
Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

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

Among other things, these matters may result in awards of damages, fines or penalties, which could be substantial, and/or could require changes to the Company's business. The Company intends to vigorously defend itself against legal and regulatory proceedings to which it is currently a party; however, these proceedings are subject to many uncertainties. In some of the cases pending against the Company, substantial non-economic or punitive damages are being sought.

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. The case is back before the trial court which has scheduled a hearing in March 2020 to consider a motion for summary judgment by Health Net California. In the meantime, discovery and depositions are proceeding. The court has tentatively set the case for trial in August 2020. The Company intends to vigorously defend itself against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position, results of operations and cash flows.

Federal Securities Class Action

On November 14, 2016, a putative federal securities class action, Israel Sanchez v. Centene Corp., et al., was filed against the Company and certain of its executives in the U.S. District Court for the Central District of California. In March 2017, the court entered an order transferring the matter to the U.S. District Court for the Eastern District of Missouri. The plaintiffs in the lawsuit allege that the Company's accounting and related disclosures for certain liabilities acquired in the acquisition of Health Net violated federal securities laws. In July 2017, the lead plaintiff filed a Consolidated Class Action Complaint. The Company filed a motion to dismiss complaint in September 2017. In August 2019, the Court granted the Company's motion to dismiss in part and denied it in part, dismissing allegations regarding certain statements and thereby narrowing the time period to which the allegations will be subject. The case is now in the discovery phase.

The Company denies any wrongdoing and is vigorously defending itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position and results of operations.

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

A third shareholder derivative action was filed on December 14, 2018, by plaintiffs Carpenters Pension Fund of Illinois and Iron Workers Local 11 Pension Fund on behalf of Centene Corporation against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Missouri. This third derivative action repeats many of the allegations in the securities class action and the other derivative suits and adds additional allegations asserting violations of securities laws, breach of fiduciary duty, insider trading and unjust enrichment. The three derivative suits have been consolidated. Lead plaintiffs and counsel have been appointed. Defendants filed a motion to dismiss on October 31, 2019. The motion has not yet been set for hearing.

The parties are in advanced negotiations to seek to settle the action for an immaterial amount to be paid by Company's insurance carrier. A settlement would be subject to negotiation and execution of a settlement agreement, as well as preliminary and final court approvals.

Veterans Administration Matter

In October 2017, a Civil Investigative Demand (CID) was issued to Health Net Federal Services, LLC (HNFS) by the United States Department of Justice. The CID seeks documents and interrogatory responses concerning whether HNFS submitted, or caused to be submitted, excessive, duplicative or otherwise improper claims to the U.S. Department of Veterans Affairs (VA) under a contract to provide healthcare coordination services for veterans. The contract began in late 2014 and ended September 30, 2018. In 2016, modifications to the contract were made to allow for possible duplicate billings with a reconciliation period at the end of the contract term. The Company is complying with the CID and believes it has met its contractual obligations. At this point, it is not possible to determine what level of liability, if any, the Company may face as a result of this matter. This matter is separate from the negotiated settlements with the VA in connection with the contract expiration on September 30, 2018.

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff voluntarily filed a First Amended Complaint that removed Steven Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. On November 21, 2018, the Court granted in part and denied in part the Company's motion to dismiss. Plaintiff Cynthia Harvey filed a Third Amended Complaint, on November 28, 2018, against Centene Management Company and Coordinated Care Corporation (Defendants), both subsidiaries of the Company. Defendants filed an answer on December 12, 2018. Plaintiffs filed a motion for class certification on January 8, 2020. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position and results of operations.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except shares in thousands and per share data in dollars):

	2019	2018	2017

Earnings attributable to Centene Corporation	$1,321	$900	$828

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	413,487	390,248	344,853
Common stock equivalents (as determined by applying the treasury stock method)	6,922	8,258	8,551
Weighted average number of common shares and potential dilutive common shares outstanding	420,409	398,506	353,404

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$3.19	$2.31	$2.40
Diluted earnings per common share	$3.14	$2.26	$2.34

The calculation of diluted earnings per common share for 2019, 2018 and 2017 excludes the impact of 1,048 thousand shares, 58 thousand shares and 106 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Managed Care and Specialty Services.

The Managed Care segment consists of Centene's health plans including all of the functions needed to operate them. The Specialty Services segment consists of Centene's specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company's chief operating decision-maker to evaluate all results of operations.

Segment information as of and for the year ended December 31, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$71,209	$3,430	$—	$74,639
Total revenues internal customers	170	10,351	(10,521)	—
Total revenues	$71,379	$13,781	(10,521)	$74,639
Earnings from operations	$1,806	$(25)	—	$1,781
Total assets	$37,689	$3,305	—	$40,994

Segment information as of and for the year ended December 31, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$56,999	$3,117	$—	$60,116
Total revenues internal customers	100	9,389	(9,489)	—
Total revenues	$57,099	$12,506	$(9,489)	$60,116
Earnings from operations	$1,310	$148	$—	$1,458
Total assets	$27,627	$3,274	$—	$30,901

Segment information as of and for the year ended December 31, 2017, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$45,798	$2,584	$—	$48,382
Total revenues internal customers	44	9,471	(9,515)	—
Total revenues	$45,842	$12,055	$(9,515)	$48,382
Earnings from operations	$917	$282	$—	$1,199
Total assets	$19,959	$1,896	$—	$21,855

21. Quarterly Selected Financial Information

Quarterly selected financial information for 2019 and 2018 is as follows:

(In millions, except per share data in dollars)
(Unaudited)

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$18,444	$18,356	$18,976	$18,863
Net earnings attributable to Centene Corporation	$522	$495	$95	$209

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.26	$1.20	$0.23	$0.50
Diluted earnings per common share	$1.24	$1.18	$0.23	$0.49

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018.
Total revenues	$13,194	$14,181	$16,182	$16,559
Net earnings attributable to Centene Corporation	$340	$300	$19	$241

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.98	$0.77	$0.05	$0.59
Diluted earnings per common share	$0.96	$0.75	$0.05	$0.57

22. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,257	$6
Short-term investments	3	2
Other current assets	50	61
Total current assets	6,310	69
Long-term investments	130	14
Investment in subsidiaries	19,561	17,409
Other long-term assets	337	278
Total assets	$26,338	$17,770

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities	$198	$109
Long-term debt	13,411	6,521
Other long-term liabilities	37	117
Total liabilities	13,646	6,747

Redeemable noncontrolling interest	33	10

Stockholders' equity:
Preferred stock, $.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; authorized 800,000 shares; 421,508 issued and 415,048 outstanding at December 31, 2019, and 417,695 issued and 412,478 outstanding at December 31, 2018	—	—
Additional paid-in capital	7,647	7,449
Accumulated other comprehensive loss	134	(56)
Retained earnings	4,984	3,663
Treasury stock, at cost (6,460 and 5,217 shares, respectively)	(214)	(139)
Total Centene stockholders' equity	12,551	10,917
Noncontrolling interest	108	96
Total stockholders' equity	12,659	11,013
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$26,338	$17,770

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2019	2018	2017
Expenses:
Selling, general and administrative expenses	$11	$28	$7
Contingent consideration	(24)	(4)	(1)
Other income (expense):
Investment and other income	11	3	2
Debt extinguishment costs	(30)	—	—
Interest expense	(394)	(334)	(247)
Loss before income taxes	(400)	(355)	(251)
Income tax benefit	(172)	(64)	(114)
Net (loss) before equity in subsidiaries	(228)	(291)	(137)
Equity in earnings from subsidiaries	1,537	1,185	945
Net earnings	1,309	894	808
Loss attributable to noncontrolling interests	12	6	20
Net earnings attributable to Centene	$1,321	$900	$828

Net earnings per share:
Basic earnings per common share	$3.19	$2.31	$2.40
Diluted earnings per common share	$3.14	$2.26	$2.34

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$429	$464	$292
Other operating activities, net	(231)	(317)	(132)
Net cash provided by operating activities	198	147	160
Cash flows from investing activities:
Capital contributions to subsidiaries	(731)	(681)	(339)
Purchases of investments	(124)	(23)	(38)
Sales and maturities of investments	—	7	4
Dividends from subsidiaries, return of investment	291	11	28
Investments in acquisitions	(302)	(4,226)	(59)
Intercompany activities	140	215	322
Other investing activities, net	—	—	(1)
Net cash used in investing activities	(726)	(4,697)	(83)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2,778	—
Proceeds from long-term debt	24,647	6,014	1,400
Payments of long-term debt	(17,778)	(4,080)	(1,350)
Common stock repurchases	(75)	(71)	(65)
Contribution from noncontrolling interest	21	—	—
Payments for debt extinguishment	(23)	—	—
Debt issuance costs	(25)	(25)	—
Purchase of noncontrolling interest	—	(76)	(66)
Other financing activities, net	12	10	5
Net cash provided by (used in) financing activities	6,779	4,550	(76)
Net increase in cash and cash equivalents	6,251	—	1
Cash and cash equivalents, beginning of period	6	6	5
Cash and cash equivalents, end of period	$6,257	$6	$6

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

The parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The parent company's share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting. Certain unrestricted subsidiaries receive monthly management fees from the Company's restricted subsidiaries. The management and service fees received by its unrestricted subsidiaries are associated with all of the functions required to manage the restricted subsidiaries including but not limited to salaries and wages for all personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting, and other services. The management fees are based on a percentage of the restricted subsidiaries' revenue.

Due to the Company's centralized cash management function, cash flows generated by its unrestricted subsidiaries are utilized by the parent company to the extent required, primarily to repay borrowings on the parent company's credit facilities, make acquisitions, fund capital contributions to subsidiaries and fund its operations.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 18, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Delinquent Section 16(a) Reports." Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Board of Directors Committees." Information concerning our code of ethics will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Corporate Governance and Risk Management." These portions of our Proxy Statement are incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Corporate Governance and Risk Management." These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2020 Annual Meeting of Stockholders under "Information About Executive Compensation." Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2020 Annual Meeting of Stockholders under "Compensation Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Information About Stock Ownership" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Corporate Governance and Risk Management" and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2020 annual meeting of stockholders under "Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1	Asset Purchase Agreement, dated as of September 12, 2017, between Centene Corporation and New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 12, 2017.		8-K	September 12, 2017	2.1

2.2	Agreement and Plan of Merger, dated as of March 26, 2019, by and among Centene Corporation, Wellington Merger Sub I, Inc., Wellington Merger Sub II, Inc., and WellCare Health Plans, Inc., incorporated by reference to Exhibit 2.1 to Centene Corporation's Current Report on Form 8-K dated March 27, 2019.		8-K	March 27, 2019	2.1

3.1	Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a	Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.1d	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	October 26, 2015	3.1

3.1e	Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	February 7, 2019	3.1

3.2	By-laws of Centene Corporation, as amended and restated effective as of October 22, 2019.		8-K	October 22, 2019	3.1

4.1	Description of Securities of the Company	X

4.2	Indenture, dated April 29, 2014, among the Company and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2022 (including Form of Global Note as Exhibit A thereto)		8-K	April 29, 2014	4.1

4.3	Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 5.625% Senior Notes due 2021 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.1

4.4	Indenture, dated February 11, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 6.125% Senior Notes due 2024 (including Form of Global Note as Exhibit A thereto)		8-K	February 11, 2016	4.2

4.5	Indenture, dated November 9, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2025 (including Form of Global Note as Exhibit A thereto)		8-K	November 9, 2016	4.1

4.6	Indenture, dated as of May 23, 2018, by and between Centene Escrow I Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 5.375% Senior Notes due 2026 (including Form of Global Note attached thereto).	8-K	May 23, 2018	4.1

4.7	First Supplemental Indenture, dated as of July 1, 2018, by and between Centene Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	July 2, 2018	4.2

4.8	Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.75% Senior Notes due 2025 (including the Form of Global Note attached thereto).	8-K	December 6, 2019	4.1

4.9	Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto).	8-K	December 6, 2019	4.2

4.10	Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto).	8-K	December 6, 2019	4.3

4.11	Registration Rights Agreement, dated December 6, 2019, by and among Centene Corporation, and Barclays Capital Inc., J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, and BofA Securities, Inc., as representatives of the initial purchasers, relating to the Company’s 4.75% Senior Notes due 2025.	8-K	December 6, 2019	4.4

4.12	Registration Rights Agreement, dated December 6, 2019, by and among Centene Corporation, and Barclays Capital Inc., J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, and BofA Securities, Inc., as representatives of the initial purchasers, relating to the Company’s 4.25% Senior Notes due 2027.	8-K	December 6, 2019	4.5

4.13	Registration Rights Agreement, dated December 6, 2019, by and among Centene Corporation, and Barclays Capital Inc., J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, and BofA Securities, Inc., as representatives of the initial purchasers, relating to the Company’s 4.625% Senior Notes due 2029.	8-K	December 6, 2019	4.6

4.14	Indenture, dated as of January 23, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 5.25% Senior Notes due 2025 (including the Form of Global Note attached thereto).	8-K	January 23, 2020	4.1

4.15	Indenture, dated as of January 23, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 5.375% Senior Notes due 2026 (including the Form of Global Note attached thereto).	8-K	January 23, 2020	4.2

4.16	Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto).	8-K	February 13, 2020	4.1

4.17		Registration Rights Agreement, dated February 13, 2020, between Centene Corporation and Barclays Capital Inc., relating to the Company's 3.375% Senior Notes due 2030.	8-K	February 13, 2020	4.2

10.1	*	2000 Stock Plan of Centene Corporation	S-1	October 9, 2001	10.12

10.2	*	2002 Employee Stock Purchase Plan, As Amended and Restated	10-Q	July 23, 2019	10.1

10.3	*	Centene Corporation Amended and Restated 2003 Stock Incentive Plan	8-K	April 30, 2010	10.1

10.4	*	2012 Stock Incentive plan, as Amended	8-K	April 27, 2017	10.1

10.5	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan	10-Q	July 28, 2015	10.1

10.6	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan	10-K	February 19, 2019	10.6

10.7	*	Centene Corporation 2007 Long-Term Incentive Plan	8-K	April 26, 2007	10.2

10.8	*	Centene Corporation Short-Term Executive Compensation Plan	10-K	February 22, 2011	10.12

10.9	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004	8-K	November 9, 2004	10.1

10.9a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 28, 2008	10.2

10.9b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	April 28, 2009	10.2

10.9c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	10-Q	October 23, 2012	10.2

10.9d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	8-K	May 16, 2013	10.1

10.9e'	*	Amendment No. 5 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	8-K	December 14, 2016	10.1

10.9f	*	Amendment No. 6 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	8-K	February 4, 2019	10.1

10.10	*	Form of Executive Severance and Change in Control Agreement	10-Q	October 28, 2008	10.3

10.10a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement	10-Q	October 23, 2012	10.3

10.10b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement	10-Q	April 28, 2015	10.1

10.11	*	Form of Non-statutory Stock Option Agreement (Non-Employees)	8-K	July 28, 2005	10.3

10.12	*	Form of Non-statutory Stock Option Agreement (Employees)	10-Q	October 28, 2008	10.5

10.13	*	Form of Non-statutory Stock Option Agreement (Directors)	10-K	February 23, 2009	10.18

10.14	*	Form of Incentive Stock Option Agreement	10-Q	October 28, 2008	10.6

10.15	*	Form of Stock Appreciation Right Agreement	8-K	July 28, 2005	10.6

10.16	*	Form of Restricted Stock Agreement	10-Q	October 25, 2005	10.8

10.17	*	Form of Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.13

10.18	*	Form of Restricted Stock Unit Agreement #2		10-K	February 21, 2017	10.20

10.19	*	Form of Restricted Stock Unit Agreement #3		10-K	February 19, 2019	10.19

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 22, 2016	10.20

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-K	February 22, 2016	10.21

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #3		10-K	February 21, 2017	10.23

10.23	*	Form of Long-Term Incentive Plan Agreement #1		8-K	February 7, 2008	10.1

10.24	*	Form of Long-Term Incentive Plan Agreement #2		10-K	February 21, 2017	10.25

10.25		Credit Agreement, dated as of March 24, 2016, by and among Centene Corporation, the various financial institutions party thereto and Wells Fargo Bank, National Association		8-K	March 24, 2016	10.1

10.25a		Amendment and Restatement Agreement, dated as of May 7, 2019, to the Credit Agreement, dated as of March 24, 2016, as amended and restated as of December 14, 2017, among Centene Corporation, as borrower, the various financial institutions party thereto, as lenders, the other financial institutions party thereto and Wells Fargo Bank, National Association, as administrative agent.		10-Q	July 23, 2019	10.2

10.25b		Credit Agreement originally dated as of March 24, 2016, as amended and restated as of December 14, 2017, as further amended and restated as of May 7, 2019, and as further amended and restated as of September 11, 2019 among Centene Corporation, as the Company, the various financial institutions party hereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent.		10-Q	October 22, 2019	10.1

10.25c
Amendment No. 1, dated as of November 14, 2019, to the Credit Agreement dated as of March 24, 2016, as amended and restated as of December 14, 2017, as further amended and restated as of May 7, 2019, and as further amended and restated as of September 11, 2019, among Centene Corporation, a Delaware corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
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

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
1 SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant's SEC File No. was 000-33395). * Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 18, 2020.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 18, 2020.

Signature	Title

/s/ Michael F. Neidorff	Chairman, President and Chief Executive Officer (principal executive officer)
Michael F. Neidorff

/s/ Jeffrey A. Schwaneke	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Jeffrey A. Schwaneke

/s/ Christopher R. Isaak	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Christopher R. Isaak

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ Robert K. Ditmore	Director
Robert K. Ditmore

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ John R. Roberts	Director
John R. Roberts

/s/ Lori J. Robinson	Director
Lori J. Robinson

/s/ David L. Steward	Director
David L. Steward

/s/ Tommy G. Thompson	Director
Tommy G. Thompson