Form 10-Q
period 2020-03-31
CENTENE CORP
filed 2020-04-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of April 17, 2020, the registrant had 579,129,418 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof). Centene Corporation (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recently completed acquisition (the WellCare Acquisition) of WellCare Health Plans, Inc. (WellCare), other recent and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 1. "Legal Proceedings," and Part II, Item 1A "Risk Factors."

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

•
disruption from the completion and integration of the WellCare Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;

•	the risk that we may not be able to effectively manage our expanded operations;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves;

•	competition;

•	membership and revenue declines or unexpected trends;

•	disasters or major epidemics;

•	the impact of the COVID-19 pandemic and response by governments and other third parties;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased healthcare costs;

•	changes in economic, political or market conditions;

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

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

•	our ability to adequately price products on the Health Insurance Marketplaces and other commercial and Medicare products;

i

•	tax matters;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, TRICARE or other customers);

•	the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;

•	challenges to our contract awards;

•	cyber-attacks or other privacy or data security incidents;

•
the possibility that the expected synergies and value creation from acquired businesses, including businesses we may acquire in the future, will not be realized, or will not be realized within the expected time period;

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

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. “Risk Factors” of Part II of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2020	2019

GAAP net earnings	$46	$522
Amortization of acquired intangible assets	166	65
Acquisition related expenses	313	18
Other adjustments (1)	23	—
Income tax effects of adjustments (2)	(72)	(20)
Adjusted net earnings	$476	$585

GAAP diluted earnings per share (EPS)	$0.08	$1.24
Amortization of acquired intangible assets (3)	0.23	0.12
Acquisition related expenses (4)	0.49	0.03
Other adjustments (1)	0.06	—
Adjusted Diluted EPS	$0.86	$1.39

(1)
Other adjustments include the following items for the three months ended March 31, 2020: (a) gain related to the divestiture of certain products of our Illinois health plan of $93 million, or $0.10 per diluted share, net of an income tax expense of $0.07; (b) non-cash impairment of our third-party care management software business of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.03; and (c) debt extinguishment costs of $44 million, or $0.06 per diluted share, net of an income tax benefit of $0.02.

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

(3)	The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.07 and $0.04 for the three months ended March 31, 2020 and 2019, respectively.

(4)	Acquisition related expenses per diluted share are net of an income tax benefit of $0.08 and $0.01 for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019

GAAP selling, general and administrative expenses	$2,384	$1,609
Acquisition related expenses	295	17
Adjusted selling, general and administrative expenses	$2,089	$1,592

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,308	$12,123
Premium and trade receivables	11,304	6,247
Short-term investments	1,386	863
Other current assets	2,698	1,090
Total current assets	24,696	20,323
Long-term investments	10,521	7,717
Restricted deposits	1,014	658
Property, software and equipment, net	2,439	2,121
Goodwill	17,417	6,863
Intangible assets, net	8,898	2,063
Other long-term assets	1,446	1,249
Total assets	$66,431	$40,994

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$11,413	$7,473
Accounts payable and accrued expenses	8,531	4,164
Return of premium payable	1,052	824
Unearned revenue	526	383
Current portion of long-term debt	129	88
Total current liabilities	21,651	12,932
Long-term debt	17,150	13,638
Other long-term liabilities	3,938	1,732
Total liabilities	42,739	28,302
Commitments and contingencies
Redeemable noncontrolling interests	36	33
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 594,890 issued and 579,122 outstanding at March 31, 2020, and 421,508 issued and 415,048 outstanding at December 31, 2019	—	—
Additional paid-in capital	19,279	7,647
Accumulated other comprehensive earnings (loss)	(5)	134
Retained earnings	5,030	4,984
Treasury stock, at cost (15,768 and 6,460 shares, respectively)	(755)	(214)
Total Centene stockholders’ equity	23,549	12,551
Nonredeemable Noncontrolling interest	107	108
Total stockholders’ equity	23,656	12,659
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$66,431	$40,994
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Premium	$23,214	$16,203
Service	958	635
Premium and service revenues	24,172	16,838
Premium tax and health insurer fee	1,853	1,606
Total revenues	26,025	18,444
Expenses:
Medical costs	20,420	13,882
Cost of services	825	544
Selling, general and administrative expenses	2,384	1,609
Amortization of acquired intangible assets	166	65
Premium tax expense	1,625	1,659
Health insurer fee expense	345	—
Impairment	72	—
Total operating expenses	25,837	17,759
Earnings from operations	188	685
Other income (expense):
Investment and other income	167	99
Debt extinguishment costs	(44)	—
Interest expense	(180)	(99)
Earnings from operations, before income tax expense	131	685
Income tax expense	85	166
Net earnings	46	519
Loss attributable to noncontrolling interests	—	3
Net earnings attributable to Centene Corporation	$46	$522

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.08	$1.26
Diluted earnings per common share	$0.08	$1.24

Weighted average number of common shares outstanding:
Basic	544,436	412,924
Diluted	552,062	419,752
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net earnings	$46	$519
Change in unrealized gain on investments, net of tax	(134)	94
Defined benefit pension plan net gain, net of tax	2	—
Foreign currency translation adjustments	(7)	—
Other comprehensive earnings (loss)	(139)	94
Comprehensive earnings (loss)	(93)	613
Comprehensive (earnings) loss attributable to noncontrolling interests	—	3
Comprehensive earnings (loss) attributable to Centene Corporation	$(93)	$616

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three Months Ended March 31, 2020

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	46	—	—	(3)	43
Other comprehensive loss, net of $40 tax	—	—	—	(139)	—	—	—	—	(139)
Common stock issued for acquisitions	171,225	—	11,526	—	—	—	—	—	11,526
Common stock issued for employee benefit plans	2,448	—	5	—	—	—	—	—	5
Common stock repurchases	(291)	—	(17)	—	—	9,308	(541)	—	(558)
Stock compensation expense	—	—	117	—	—	—	—	—	117
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—	1
Balance, March 31, 2020	594,890	$—	$19,279	$(5)	$5,030	15,768	$(755)	$107	$23,656

Three Months Ended March 31, 2019

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	522	—	—	(2)	520
Other comprehensive earnings, net of $30 tax	—	—	—	94	—	—	—	—	94
Common stock issued for employee benefit plans	1,363	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	536	(35)	—	(35)
Stock compensation expense	—	—	38	—	—	—	—	—	38
Balance, March 31, 2019	419,058	$—	$7,491	$38	$4,185	5,753	$(174)	$94	$11,634

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$46	$519
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	288	155
Stock compensation expense	117	38
Impairment	72	—
Loss on debt extinguishment	44	—
Deferred income taxes	112	23
Gain on divestiture	(93)	—
Other adjustments, net	24	(11)
Changes in assets and liabilities
Premium and trade receivables	(2,182)	(662)
Other assets	97	20
Medical claims liabilities	252	548
Unearned revenue	(88)	(22)
Accounts payable and accrued expenses	704	357
Other long-term liabilities	361	347
Other operating activities, net	6	4
Net cash (used in) provided by operating activities	(240)	1,316
Cash flows from investing activities:
Capital expenditures	(177)	(176)
Purchases of investments	(1,400)	(580)
Sales and maturities of investments	902	383
Acquisitions, net of cash acquired	(3,048)	—
Divestiture proceeds, net of divested cash	456	—
Other investing activities, net	(5)	—
Net cash used in investing activities	(3,272)	(373)
Cash flows from financing activities:
Proceeds from long-term debt	2,542	1,018
Payments of long-term debt	(1,039)	(927)
Common stock repurchases	(558)	(35)
Payments for debt extinguishment	(21)	—
Debt issuance costs	(92)	—
Other financing activities, net	7	2
Net cash provided by financing activities	839	58
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	—
Net increase (decrease)	(2,674)	1,001
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,131	5,350
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$9,457	$6,351
Supplemental disclosures of cash flow information:
Interest paid	$104	$87
Income taxes paid	$3	$6
Equity issued in connection with acquisitions	$11,526	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2020	2019
Cash and cash equivalents	$9,308	$6,345
Restricted cash and cash equivalents, included in restricted deposits	149	6
Total cash, cash equivalents, and restricted cash and cash equivalents	$9,457	$6,351
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2019. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2019 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2019 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

On January 23, 2020, the Company acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare) (the WellCare Acquisition). The acquisition was accounted for as a business combination. See Note 2. Acquisitions for further details.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which changes how entities measure credit losses for most financial assets and certain other investments that are not measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets (or groups of financial assets) and available for sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance in the first quarter of 2020. The majority of the Company’s receivables and other financial instruments are with government entities and, therefore, the adoption did not have a material impact on its receivables and other financial instruments. The Company evaluated its investment portfolio under the new available-for-sale debt securities impairment model guidance. The vast majority of the Company’s investment portfolio are low risk, investment grade securities. The impact of our evaluation of the investment portfolio resulted in an immaterial decrease to retained earnings at January 1, 2020. The Company evaluates available-for-sale debt securities on a regular basis and records an allowance for credit losses, if necessary. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2. Acquisitions

WellCare Acquisition

On January 23, 2020, the Company acquired all of the issued and outstanding shares of WellCare. The transaction was valued at $19,555 million, including the assumption of debt. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition also enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. With the WellCare Acquisition, we further broadened our product offerings by adding a Medicare prescription drug plan to our existing business lines.

Total consideration paid for the acquisition was $17,605 million, consisting of Centene common shares valued at $11,431 million (based on Centene's stock price of $66.76), $6,079 million in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service. Each WellCare share was converted into 3.38 of validly issued, fully paid, non-assessable shares of Centene common stock and $120.00 in cash. In total, 171 million shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition was funded through the issuance of long-term debt as further discussed in Note 7. Debt. The Company also recognized $313 million of acquisition related costs, primarily related to WellCare, that were in the consolidated statement of operations for the three months ended March 31, 2020.

The acquisition of WellCare was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Due to the timing of the acquisition, the valuation of the assets acquired and liabilities assumed has not yet been finalized, and as a result, the preliminary estimates have been recorded and are subject to change. Any necessary adjustments from our preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 23, 2020 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,899
Premium and related receivables	3,414
Short-term investments	403
Other current assets	1,158
Long-term investments	2,699
Restricted deposits	319
Property, software and equipment	270
Intangible assets (a)	7,000
Other long-term assets	261
Total assets acquired	18,423

Medical claims liability	3,962
Accounts payable and accrued expenses	3,142
Return of premium payable	238
Unearned revenue	223
Long-term debt (b)	2,055
Deferred tax liabilities (c)	1,537
Other long-term liabilities	281
Total liabilities assumed	11,438

Total identifiable net assets	6,985
Goodwill (d)	10,620
Total assets acquired and liabilities assumed	$17,605

The Company has made the following preliminary fair value adjustments based on information reviewed through March 31, 2020. Significant fair value adjustments are noted as follows:

(a)
The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets will be determined primarily using variations of the income approach, which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, will be considered in estimating the fair value. The identifiable intangible assets include purchased contract rights, trade names, provider contracts and developed technologies. The Company has estimated the preliminary fair value of intangible assets to be $7,000 million with a weighted average life of 13 years.

The preliminary fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights	$5,200
Trade names	800
Provider contracts	700
Developed technologies	300
Total intangible assets acquired	$7,000	13

(b)
Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of WellCare's aggregate principle of $1,950 million Senior Notes assumed in the acquisition was $2,055 million. The $105 million increase will be amortized as a reduction to interest expense over the remaining life of the debt.

(c)	The preliminary deferred tax liabilities are presented net of $408 million of deferred tax assets.

(d)
The acquisition resulted in $10.6 billion of goodwill related primarily to synergies expected from the acquisition and the assembled workforce of WellCare. The assignment of goodwill to the Company's respective segments has not been completed at this time, but the majority of goodwill is expected to be allocated to the Managed Care segment. The majority of the goodwill is not deductible for income tax purposes.

Divestitures

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare's Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare's Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene's Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements. The Company recorded a $93 million pre-tax gain as a result of the Illinois divestiture, which is included in investment and other income on the Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the three months ended March 31, 2019 ($ in millions, except per share data):

Three Months Ended March 31, 2019
Total revenues	$25,169
Net earnings attributable to common stockholders	$552
Diluted earnings per share	$0.93

The unaudited pro forma total revenues for the three months ended March 31, 2020 were $27,815 million. It is impracticable for the Company to determine the pro forma earnings information for the three months ended March 31, 2020 due to the nature of obtaining that information as the Company immediately began integrating WellCare into its ongoing operations.

The unaudited pro forma financial information reflects the historical results of Centene and WellCare adjusted as if the acquisition had occurred on January 1, 2019, primarily for the following:

•	Interest expense associated with debt incurred to finance the transaction.

•
Elimination of historical WellCare intangible asset amortization expense and addition of amortization expense based on the preliminary estimated values of identifiable intangible assets of approximately $7.0 billion.

•	Issuance of 171 million shares of Centene common stock in connection with the per share common stock consideration.

•	Elimination of acquisition related costs.

•	Adjustments to income tax expense related to pro forma adjustments and increased income tax expense related to IRS Regulation 162(m)(6).

The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2019 and is not a projection of future results. The unaudited pro forma financial information does not reflect the previously discussed divestitures as the impact would be impracticable to quantify.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$771	$7	$—	$778	$211	$1	$—	$212
Corporate securities	5,036	76	(134)	4,978	3,629	108	(4)	3,733
Restricted certificates of deposit	153	—	—	153	482	—	—	482
Restricted cash equivalents	149	—	—	149	8	—	—	8
Short-term time deposits	84	—	—	84	—	—	—	—
Municipal securities	2,511	77	(4)	2,584	2,320	69	(1)	2,388
Asset-backed securities	1,050	4	(36)	1,018	741	5	(2)	744
Residential mortgage-backed securities	997	32	(2)	1,027	464	8	(1)	471
Commercial mortgage-backed securities	590	10	(13)	587	380	9	(1)	388
Equity securities (1)	685	—	—	685	—	—	—	—
Private equity investments	748	—	—	748	664	—	—	664
Life insurance contracts	130	—	—	130	148	—	—	148
Total	$12,904	$206	$(189)	$12,921	$9,047	$200	$(9)	$9,238

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.

The Company’s investments are debt securities classified as available-for-sale with the exception of equity securities, life insurance contracts and certain private equity investments. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2020, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2020, the Company held certificates of deposit, equity securities, life insurance contracts and private equity investments which did not carry a credit rating. Accrued interest income on available for sale debt securities was $78 million at March 31, 2020, and is included in other current assets on the consolidated balance sheet.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at March 31, 2020.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2020				December 31, 2019
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$374	$—	$—	$—	$11	$—	$31
Corporate securities	(130)	2,461	(4)	16	(2)	192	(2)	48
Municipal securities	(4)	275	—	1	(1)	185	—	11
Asset-backed securities	(30)	628	(6)	102	(1)	153	(1)	151
Residential mortgage-backed securities	(2)	68	—	6	—	44	(1)	81
Commercial mortgage-backed securities	(13)	280	—	3	(1)	118	—	21
Short-term time deposits	—	—	—	2	—	—	—	—
Total	$(179)	$4,086	$(10)	$130	$(5)	$703	$(4)	$343

As of March 31, 2020, the gross unrealized losses were generated from 2,636 positions out of a total of 5,998 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If the security meets this criterion, the decline in fair value is recorded in earnings. The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, the Company did not record impairment for these securities.

In addition, the Company continuously monitors investments for credit losses. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an allowance when evidence demonstrates that it is credit related. Evidence of a credit related loss may include rating agency actions, adverse conditions specifically related to the security, or failure of the issuer of the security to make scheduled payments.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2020				December 31, 2019
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,239	$1,237	$841	$842	$750	$752	$550	$550
One year through five years	3,954	3,935	169	172	3,034	3,106	106	108
Five years through ten years	2,430	2,465	—	—	2,162	2,257	—	—
Greater than ten years	72	74	—	—	48	50	—	—
Asset-backed securities	2,636	2,633	—	—	1,585	1,603	—	—
Total	$10,331	$10,344	$1,010	$1,014	$7,579	$7,768	$656	$658

Actual maturities may differ from contractual maturities due to call or prepayment options. Equity securities, private equity investments and life insurance contracts are excluded from the table above because they do not have a contractual maturity. The Company has an option to redeem at amortized cost substantially all of the securities included in the greater than ten years category listed above.

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

The following table summarizes fair value measurements by level at March 31, 2020, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$9,308	$—	$—	$9,308
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$114	$—	$—	$114
Corporate securities	—	4,960	—	4,960
Municipal securities	—	2,554	—	2,554
Short-term time deposits	—	84	—	84
Asset-backed securities	—	1,018	—	1,018
Residential mortgage-backed securities	—	1,027	—	1,027
Commercial mortgage-backed securities	—	587	—	587
Equity securities	683	2	—	685
Total investments	$797	$10,232	$—	$11,029
Restricted deposits:
Cash and cash equivalents	$149	$—	$—	$149
Certificates of deposit	—	153	—	153
Corporate securities	—	18	—	$18
Municipal securities	—	30	—	30
U.S. Treasury securities and obligations of U.S. government corporations and agencies	664	—	—	664
Total restricted deposits	$813	$201	$—	$1,014
Total assets at fair value	$10,918	$10,433	$—	$21,351

The following table summarizes fair value measurements by level at December 31, 2019, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,123	$—	$—	$12,123
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73	$—	$—	$73
Corporate securities	—	3,713	—	3,713
Municipal securities	—	2,379	—	2,379
Asset-backed securities	—	744	—	744
Residential mortgage-backed securities	—	471	—	471
Commercial mortgage-backed securities	—	388	—	388
Total investments	$73	$7,695	$—	$7,768
Restricted deposits:
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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s life insurance contracts and other private equity investments, which approximates fair value, was $878 million and $812 million as of March 31, 2020 and December 31, 2019, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Three Months Ended March 31,
	2020	2019
Balance, January 1	$7,473	$6,831
Less: Reinsurance recoverable	20	27
Balance, January 1, net	7,453	6,804
Acquisitions and divestitures	3,697	6
Incurred related to:
Current year	20,866	14,376
Prior years	(446)	(494)
Total incurred	20,420	13,882
Paid related to:
Current year	15,147	8,771
Prior years	5,031	4,560
Total paid	20,178	13,331
Balance at March 31, net	11,392	7,361
Plus: Reinsurance recoverable	21	20
Balance, March 31	$11,413	$7,381

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, we recorded $31 million as a reduction to premium revenue and $8 million as an increase to premium revenues in the three months ended March 31, 2020 and 2019, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2020 was $7,527 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as minimum annual medical loss ratio and cost sharing reductions. The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2020	December 31, 2019
Risk adjustment receivable	$326	$245
Risk adjustment payable	(1,569)	(1,239)
Minimum medical loss ratio	(466)	(367)
Cost sharing reduction receivable	96	73
Cost sharing reduction payable	(1)	(1)

7. Debt

Debt consists of the following ($ in millions):

	March 31, 2020	December 31, 2019
$1,000 million 4.75% Senior Notes, due May 15, 2022	$1,007	$1,004
$1,000 million 6.125% Senior Notes, due February 15, 2024	—	1,000
$2,200 million 4.75% Senior Notes, due January 15, 2025	2,236	2,228
$1,200 million 5.250% Senior Notes due April 1, 2025	1,250	—
$1,800 million 5.375% Senior Notes, due June 1, 2026	1,800	1,800
$750 million 5.375% Senior Notes due August 15, 2026	800	—
$2,500 million 4.25% Senior Notes due December 15, 2027	2,480	2,479
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	—
Fair value of interest rate swap agreements	—	(1)
Total senior notes	15,073	12,010
Term loan credit facility	1,450	1,450
Revolving credit agreement	588	93
Mortgage notes payable	53	54
Construction loan payable	149	140
Finance leases and other	119	122
Debt issuance costs	(153)	(143)
Total debt	17,279	13,726
Less current portion	(129)	(88)
Long-term debt	$17,150	$13,638

Senior Notes

In February 2020, the Company issued $2,000 million 3.375% Senior Notes due February 15, 2030 (the 2030 Notes). The Company used the net proceeds from the 2030 Notes to redeem all of its outstanding $1,000 million 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes). The Company recognized a pre-tax loss on extinguishment of approximately $44 million, including the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1,000 million interest rate swap associated with the 2024 Notes. The Company also intended to use remaining proceeds to redeem its $1,000 million 4.75% Senior Notes due May 15, 2022 (the 2022 Notes). However, as a result of the spread of COVID-19 and the resulting disruption and volatility in the global capital markets, the Company has deferred the redemption of the 2022 Notes at this time.

In connection with the WellCare Acquisition, in January 2020, the Company completed an exchange offer for up to $1,200 million of 5.25% Senior Notes due April 1, 2025 and $750 million of 5.375% Senior Notes due August 15, 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due April 1, 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due August 15, 2026. Additionally, the Company's wholly owned subsidiary, WellCare Health Plans, Inc., assumed the remaining unexchanged WellCare Notes. The WellCare Notes were recorded at the acquisition date fair value of $2,055 million.

Interest Rate Swaps

During the three months ended March 31, 2020, the Company terminated the interest rate swap agreements associated with the 2022 Notes and $2,200 million 4.75% Senior Notes, due January 15, 2025, (the 2025 Notes). The interest rate swap associated with the 2024 Notes were also terminated in connection with the redemption of those notes as discussed above. In total, the Company terminated three interest rate swap contracts with a notional amount of $2,100 million. The swaps effectively converted $2,100 million of fixed rate notes to floating rates. As a result of the interest rate swap terminations, the Company received $9 million in cash. The corresponding net gain on the 2022 Notes and 2025 Notes is being amortized as a reduction to interest expense over the remaining term of the respective notes.

8. Leases

The Company records right of use (ROU) assets and liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2020, the Company recognized operating lease expense of $62 million.

The following table sets forth the ROU assets and liabilities as of March 31, 2020 ($ in millions):

March 31, 2020
Assets
ROU assets (recorded within other long-term assets)	$852

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$198
Long-term (recorded within other long-term liabilities)	794
Total ROU liabilities	$992

During the three months ended March 31, 2020, the Company reduced its ROU liabilities by $63 million, for cash paid. The Company did not have any new operating leases commence during the three months ended March 31, 2020, that resulted in the recognition of ROU assets and liabilities. As of March 31, 2020, the Company had additional operating leases that have not yet commenced of $421 million, which included four significant leases executed during the first quarter. These operating leases will commence in 2020 with lease terms of 2 years to 16 years. In connection with the WellCare Acquisition, we acquired approximately $240 million and $260 million of ROU assets and liabilities, respectively.

As of March 31, 2020, the weighted average remaining lease term of the Company's operating leases was 6.8 years. The ROU liabilities as of March 31, 2020 reflect a weighted average discount rate of 4.7%. Lease payments over the next five years and thereafter are as follows ($ in millions):

March 31, 2020
2020	$177
2021	223
2022	174
2023	140
2024	117
2025	82
Thereafter	258
Total lease payments	1,171
Less: imputed interest	(179)
Total ROU liabilities	$992

9. Stockholders' Equity

In January 2020, the Company issued 171 million shares of Centene common stock with a fair value of $11,431 million and paid $6,079 million in cash in exchange for all the outstanding shares of WellCare common stock. In addition, the Company recorded $95 million related to the fair value of replacement equity awards associated with pre-combination service.

During the three months ended March 31, 2020, the Company used proceeds from divestitures to repurchase 8,672 thousand shares of Centene common stock for $500 million through the Company's stock repurchase program. As of March 31, 2020, the Company has a remaining amount of 5,488 thousand shares available under the program. The remaining common stock repurchases during the quarter relate to the purchase of shares to satisfy tax withholding requirements in connection with employee equity awards.

10. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2020	2019

Earnings attributable to Centene Corporation	$46	$522

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	544,436	412,924
Common stock equivalents (as determined by applying the treasury stock method)	7,626	6,828
Weighted average number of common shares and potential dilutive common shares outstanding	552,062	419,752

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.08	$1.26
Diluted earnings per common share	$0.08	$1.24

The calculation of diluted earnings per common share for the three months ended March 31, 2020 and March 31, 2019 excludes the impact of 400 thousand and 1,400 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

11. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. Subsequent to the closing of the WellCare Acquisition, the Managed Care segment also includes WellCare's legacy Medicaid Health Plans, Medicare Health Plans and Medicare Prescription Drug Plan (PDP) segments. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company's chief operating decision-maker to evaluate all results of operations.

Segment information for the three months ended March 31, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$24,936	$1,089	$—	$26,025
Total revenues from internal customers	100	2,814	(2,914)	—
Total revenues	$25,036	$3,903	$(2,914)	$26,025
Earnings from operations	$217	$(29)	$—	$188

Segment information for the three months ended March 31, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$17,687	$757	$—	$18,444
Total revenues from internal customers	35	2,449	(2,484)	—
Total revenues	$17,722	$3,206	$(2,484)	$18,444
Earnings from operations	$615	$70	$—	$685

12. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•
periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments or the False Claims Act, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California's motion for summary judgment was heard by the Court on March 4, 2020. On March 29, 2020, the Court granted Health Net California's motion for summary judgment. The plaintiff may or may not appeal the Court's decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position, results of operations and cash flows.

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

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff voluntarily filed a First Amended Complaint that removed Steven Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. On November 21, 2018, the Court granted in part and denied in part the Company's motion to dismiss. Plaintiff Cynthia Harvey filed a Third Amended Complaint, on November 28, 2018, against Centene Management Company and Coordinated Care Corporation (Defendants), both subsidiaries of the Company. Defendants filed an answer on December 12, 2018. The plaintiffs filed a motion for class certification on January 8, 2020. The hearing on that motion is scheduled for May 12, 2020. The Company intends to vigorously defend itself against these claims. Nevertheless, this matter is subject to many uncertainties and the Company cannot predict how long this litigation will last or what the ultimate outcome will be, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position and results of operations.

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

Our insurance subsidiaries are subject to the Affordable Care Act (ACA) annual health insurer fee (HIF), absent a HIF moratorium or repeal. We recognize revenue for reimbursement of the HIF, including the “gross-up” to reflect the non-deductibility of the HIF. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations. A moratorium suspended the HIF for the 2019 calendar year. Due to the size of the health insurer fee, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the reinstatement of the HIF in 2020.

WellCare Acquisition

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare) (the WellCare Acquisition). The transaction was valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The combination enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the acquisition of WellCare.

COVID-19 Trends and Uncertainties

The COVID-19 outbreak has created unique and unprecedented challenges. To support our members, providers, employees and the communities we serve, we have taken several actions and made numerous investments related to the COVID-19 crisis. We have extended coverage of COVID-19 testing and screening services for Medicaid, Medicare and Marketplace members and are waiving all associated member cost share amounts for COVID-19 testing and screening. We are delivering new critical support to Safety Net providers, including Federally Qualified Healthcare Centers (FQHCs), behavioral health providers, and long-term service and support organizations. We are addressing social determinants of health for vulnerable populations during the COVID-19 crisis with a commitment to research and investment in non-medical barriers to achieving quality health outcomes. We developed initiatives designed to support the disability community affected by the pandemic. We created a provider support program to assist our network providers who are seeking benefits from the Small Business Administration (SBA) through the CARES Act. We established a Medical Reserve Leave policy to support clinical staff who want to join a medical reserve force and serve their communities during the COVID-19 pandemic. We are providing additional employee benefits including waiving cost-sharing for COVID-19 related treatment, emergency paid sick leave, and one-time payments to employees in a small number of critical office functions. We are converting our 2020 Annual Meeting of Stockholders to a virtual-only format.

We have taken significant steps to support our employees to protect their health and safety, while also ensuring that our business can continue to operate and that provider and member payments continue without disruption. We have implemented our business continuity plans and have taken actions to support our workforce. We have transitioned the vast majority of our employees to work from home, allowing Centene to continue to operate at close to full capacity, while continuing to maintain our internal control framework.

The impact on our business in both the short-term and long-term is uncertain. It largely depends on future developments, including but not limited to: the length and severity of the outbreak, effectiveness of containment actions, and the timing around the development of treatments and vaccinations. The pandemic and these future developments will most likely impact our membership and utilization trends. We expect an increase in membership, driven by unemployment rates, causing an estimated increase of $4.0 billion to our original full year 2020 revenue guidance. Also, we expect decreased utilization, related to shelter-in-place and similar orders, which could cause delayed or avoided costs. We have already seen a significant decrease in dental and vision claims. However, the deferral of medical services may lead to higher costs of treatment once members return to seeking medical care, as their health issues may have become more acute. We expect incremental COVID-19 costs in medical expenses related to the waivers for tests and treatments. We also expect incremental costs due to investments and actions we have already taken and continued efforts to protect our members, employees and communities we serve. The pandemic has widespread economic impact, driving interest rate decreases and lowering our investment income. We also expect higher interest expense due the deferral of the early redemption of senior notes. At this point in time, we do not expect the impact of all these items to significantly impact our bottom line, and as such, we have maintained our previous Adjusted diluted EPS guidance range.

We are confident we have the team, systems, expertise and financial strength to effectively navigate this challenging pandemic landscape.

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

On April 27, 2020, the Supreme Court ruled that the federal government will be required to pay health insurers for payments due under the risk corridor program, originally established under the Affordable Care Act. The Company will have a claim for risk corridor payments, which it intends to pursue. As of March 31, 2020, the Company did not have any risk corridor receivables recorded on its balance sheet.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, "Risk Factors."

First Quarter 2020 Highlights

Our financial performance for the first quarter of 2020 is summarized as follows:

•	Managed care membership of 23.8 million, an increase of 9.0 million members, or 61% year-over-year.

•	Total revenues of $26.0 billion, representing 41% growth year-over-year.

•	HBR of 88.0%, compared to 85.7% for the first quarter of 2019.

•	SG&A expense ratio of 9.9%, compared to 9.6% for the first quarter of 2019.

•	Adjusted SG&A expense ratio of 8.6%, compared to 9.5% for the first quarter of 2019.

•
Operating cash flows of $(240) million. Operating cash flow was negatively affected by a delay in premium payments from the state of New York of approximately $700 million and growth in our Medicare Prescription Drug Plan (PDP) business, which used working capital.

•
Diluted earnings per share (EPS) for the first quarter of 2020 of $0.08, compared to $1.24 for the first quarter of 2019, reflecting an increase of acquisition related expenses due to the closing of the WellCare Acquisition.

•
Adjusted Diluted EPS for the first quarter of 2020 of $0.86, compared to $1.39 for the first quarter of 2019. Both diluted EPS and Adjusted Diluted EPS for the first quarter of 2020 have been negatively impacted by $0.05 due to lower investment income and incremental senior note interest expense.

A reconciliation from GAAP Diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2020	2019
GAAP Diluted EPS, attributable to Centene	$0.08	$1.24
Amortization of acquired intangible assets	0.23	0.12
Acquisition related expenses	0.49	0.03
Other adjustments (1)	0.06	—
Adjusted Diluted EPS	$0.86	$1.39

(1)
Other adjustments include the following items for the three months ended March 31, 2020: (a) gain related to the divestiture of certain products of our Illinois health plan of $93 million or $0.10 per diluted share, net of an income tax expense of $0.07; (b) non-cash impairment of our third-party care management software business of $72 million or $0.10 per diluted share, net of an income tax benefit of $0.03; and (c) debt extinguishment costs of $44 million or $0.06 per diluted share, net of an income tax benefit of $0.02.

The following items contributed to our growth over the last year:

•
Arkansas. In March 2019, our Arkansas subsidiary, Arkansas Total Care, assumed full-risk on a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities.

•
Correctional. In July 2019, Centurion began operating under a contract to provide comprehensive healthcare services to inmates housed in Arizona's state prison system. In July 2019, Centurion began operating under a re-awarded contract to continue the provision of mental and dental health services to the Georgia Department of Correction's state prison facilities. In February 2019, Centurion began operating under a new contract to provide comprehensive healthcare services to detainees of the Metropolitan Detention Center located in Albuquerque, New Mexico.

•
Florida. In December 2018, our Florida subsidiary, Sunshine Health, began providing physical and behavioral healthcare services through Florida's Statewide Medicaid Managed Care Program under its new five year contract which was implemented for all 11 regions by February 2019.

•
Health Insurance Marketplace. In January 2020, we expanded our offerings in the 2020 Health Insurance Marketplace in ten existing markets: Arizona, Florida, Georgia, Kansas, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Washington.

•
HealthSmart. In May 2019, we acquired HealthSmart, a third party administrator providing customizable and scalable health plan solutions for self-funded employers, universities and colleges, and Native American Tribal Enterprises. Services include plan administration, care management and wellness programs, network, casualty claim, and pharmacy benefit solutions.

•
Illinois. In February 2020, we began operating in Illinois under the first phase of an expanded contract for the Medicaid Managed Care Program. The expanded contract includes children who are in need through the Department of Children and Family Services/Youth Care by Illinois Department of Healthcare and Family Services and Foster Care.

•	Iowa. In July 2019, our Iowa subsidiary, Iowa Total Care, Inc., began operating under a new statewide contract for the IA Health Link Program.

•	Kansas. In January 2019, our Kansas subsidiary, Sunflower Health Plan, continued providing managed care services to KanCare beneficiaries statewide under a new contract.

•
Louisiana. In January 2020, our Louisiana subsidiary, Louisiana HealthCare Connections, began operating under a one-year emergency contract extension in response to protested contract awards. Louisiana's state procurement officer overturned the Louisiana Department of Health's plan to award Medicaid contracts to four health plans, excluding our Louisiana subsidiary. According to the chief procurement officer, the state health department failed to follow state law or its own evaluation and bid guidelines in its award.

•
Medicare. In January 2020, we expanded our Medicare offerings. We entered Nevada and expanded our footprint in twelve existing markets: Arizona, Arkansas, California, Georgia, Kansas, Louisiana, Missouri, New Mexico, New York, Ohio, Pennsylvania, and Texas.

•	New Hampshire. In September 2019, our New Hampshire subsidiary, NH Healthy Families, began operating under a new five-year contract to continue to provide service to Medicaid enrollees statewide.

•
Pennsylvania. In January 2018, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, began serving enrollees in the Community HealthChoices program in the Southeast region as part of the statewide contract that was fully implemented statewide by January 2020.

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

•
Washington. In January 2019, our Washington State subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health's Fully Integrated Managed Care beneficiaries in the Greater Columbia, King and Pierce Regions. This integration continued with the addition of the North Sound Region in July 2019.

•
WellCare. On January 23, 2020, we completed the WellCare Acquisition. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition is a key part of our growth as we become one of the nation's largest sponsors of government health coverage. The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt.

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

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the benefit in 2020 of acquisitions, investments, and business commenced during 2019 and 2020, as discussed above.

•
In April 2020, Centurion was awarded a contract by the Kansas Department of Administration to provide healthcare services in the Department of Corrections’ facilities. The two-year contract is expected to commence on July 1, 2020 and includes two, two-year renewal options.

•	In April 2020, Centurion began providing medical services, behavioral healthcare, and substance abuse treatment within four prisons and six community corrections centers across the state of Delaware.

•
In October 2019, our North Carolina joint venture, Carolina Complete Health, was awarded an additional service area to provide Medicaid managed care services in Region 4. With the addition of this new Region, Carolina Complete Health will provide Medicaid managed care services in three contiguous regions: Region 3, 4 and 5. In February 2019, WellCare was awarded a statewide contract to administer the state’s Medicaid Prepaid Health Plans. The new contracts are expected to commence in the second half of 2020.

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

MEMBERSHIP

From March 31, 2019 to March 31, 2020, we increased our managed care membership by 8,979,700, or 61%. The following table sets forth our membership by line of business:

	March 31, 2020	December 31, 2019	March 31, 2019
Medicaid:
TANF, CHIP & Foster Care	10,259,700	7,528,700	7,491,100
ABD & LTSS	1,410,100	1,043,500	1,036,200
Behavioral Health	158,000	66,500	56,000
Total Medicaid	11,827,800	8,638,700	8,583,300
Medicare Prescription Drug Plan (PDP)	4,416,500	—	—
Commercial	2,728,200	2,331,100	2,472,700
Medicare (1)	976,700	404,500	393,900
International	599,900	599,800	151,600
Correctional	172,000	180,000	153,200
Total at-risk membership	20,721,100	12,154,100	11,754,700
TRICARE eligibles	2,864,800	2,860,700	2,855,800
Non-risk membership	216,200	227,000	211,900
Total	23,802,100	15,241,800	14,822,400

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the membership information above:

	March 31, 2020	December 31, 2019	March 31, 2019
Dual-eligible (2)	879,000	639,200	625,600
Health Insurance Marketplace	2,199,300	1,805,200	1,968,700
Medicaid Expansion	1,764,600	1,346,700	1,312,100

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare membership in the table above.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2020 and 2019, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2020 and 2019 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2020	2019	% Change
Premium	$23,214	$16,203	43%
Service	958	635	51%
Premium and service revenues	24,172	16,838	44%
Premium tax and health insurer fee	1,853	1,606	15%
Total revenues	26,025	18,444	41%
Medical costs	20,420	13,882	47%
Cost of services	825	544	52%
Selling, general and administrative expenses	2,384	1,609	48%
Amortization of acquired intangible assets	166	65	155%
Premium tax expense	1,625	1,659	(2)%
Health insurer fee expense	345	—	n.m.
Impairment	72	—	n.m.
Earnings from operations	188	685	(73)%
Investment and other income	167	99	69%
Debt extinguishment costs	(44)	—	n.m.
Interest expense	(180)	(99)	82%
Earnings from operations, before income tax expense	131	685	(81)%
Income tax expense	85	166	(49)%
Net earnings	46	519	(91)%
Loss attributable to noncontrolling interests	—	3	n.m.
Net earnings attributable to Centene Corporation	$46	$522	(91)%
Diluted earnings per common share attributable to Centene Corporation	$0.08	$1.24	(94)%

n.m.: not meaningful

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total Revenues

The following table sets forth supplemental revenue information for the three months ended March 31, ($ in millions):

	2020	2019	% Change
Medicaid	$17,041	$12,608	35%
Commercial	4,119	3,645	13%
Medicare (1)	3,016	1,382	118%
Medicare PDP	600	—	n.m.
Other	1,249	809	54%
Total Revenues	$26,025	$18,444	41%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.
n.m.: not meaningful

Total revenues increased 41% in the three months ended March 31, 2020 over the corresponding period in 2019, due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states throughout 2019 and 2020, particularly Iowa and Pennsylvania, and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan and the timing of pass through payments from the state of New York. During the three months ended March 31, 2020, we received premium rate adjustments that yielded a net 1% composite change across all of our markets.

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

The HBR for the three months ended March 31, 2020, was 88.0%, compared to 85.7% in the same period in 2019. The year-over-year increase was attributable to the Health Insurance Marketplace business where margins continue to normalize, as expected. The increase also includes the acquisition of WellCare and new or expanded markets, which initially operate at a higher HBR. These increases were partially offset by the reinstatement of the health insurer fee.

Cost of Services

Cost of services increased by $281 million in the three months ended March 31, 2020, compared to the corresponding period in 2019, primarily attributable to an increase in specialty pharmacy volume, pharmacy sales to our recently divested Illinois health plan, and growth from newly acquired businesses. The cost of service ratio for the three months ended March 31, 2020, was 86.1%, compared to 85.7% in the same period in 2019. The increase in the cost of service ratio was driven by a higher mix of specialty pharmacy business, which carries a higher cost of service ratio.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $775 million in the three months ended March 31, 2020, compared to the corresponding period in 2019. The SG&A increase was primarily due to the addition of the WellCare business and $295 million of acquisition related costs in the first quarter of 2020.

The SG&A expense ratio was 9.9% for the first quarter of 2020, compared to 9.6% in the first quarter of 2019. The increase to the SG&A expense ratio was driven by higher acquisition related expenses due to the closing of the WellCare acquisition, partially offset by the addition of the WellCare business, which operates at a lower SG&A ratio. The Adjusted SG&A expense ratio was 8.6% for the first quarter of 2020, compared to 9.5% in the first quarter of 2019. The Adjusted SG&A expense ratio benefited from the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues.

Health Insurer Fee Expense

Health insurer fee expense was $345 million for the three months ended March 31, 2020. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record health insurer fee expense for the corresponding period in 2019.

Impairment

During the first quarter of 2020, we recorded $72 million of a non-cash impairment of our third-party care management software business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2020	2019
Investment and other income	$167	$99
Debt extinguishment costs	(44)	—
Interest expense	(180)	(99)
Other income (expense), net	$(57)	$—

Investment and other income. Investment and other income increased by $68 million in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was due to a $93 million gain related to the divestiture of certain products of our Illinois health plan as part of the previously announced divestiture agreements associated with the WellCare Acquisition as well as overall higher investment balances. This was partially offset by a decline in the performance of our deferred compensation investment fund portfolio and our exchange traded funds, which both fluctuate with their underlying investments. The losses from our deferred compensation portfolio were substantially offset by decreases in deferred compensation expense, recorded in SG&A expense.

Debt extinguishment costs. In February 2020, we redeemed all of our outstanding $1.0 billion 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes) and recognized a pre-tax loss on extinguishment of approximately $44 million. The loss includes the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes.

Interest expense. Interest expense increased by $81 million in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase is driven by an increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019 to finance the cash consideration of the WellCare Acquisition. The increase was also driven by incremental interest expense related to our decision to defer the redemption of our $1.0 billion 2022 Senior Notes as well as incremental borrowings on our revolving credit facility, both as measures to preserve liquidity due to the economic environment created by COVID-19.

Income Tax Expense

For the three months ended March 31, 2020, we recorded income tax expense of $85 million on pre-tax earnings of $131 million, or an effective tax rate of 64.9%, driven by the reinstatement of the health insurer fee in 2020, the non-deductibility of certain acquisition related expenses, and the tax impact associated with the Illinois divestiture. For the three months ended March 31, 2019, we recorded income tax expense of $166 million on pre-tax earnings of $685 million, or an effective tax rate of 24.2%, which reflects the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2020	2019	% Change
Total Revenues
Managed Care	$25,036	$17,722	41%
Specialty Services	3,903	3,206	22%
Eliminations	(2,914)	(2,484)	(17)%
Consolidated Total	$26,025	$18,444	41%
Earnings from Operations
Managed Care	$217	$615	(65)%
Specialty Services	(29)	70	(141)%
Consolidated Total	$188	$685	(73)%

Managed Care

Total revenues increased 41% in the three months ended March 31, 2020, compared to the corresponding period in 2019, due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions and new programs in many of our states throughout 2019 and 2020, particularly Iowa and Pennsylvania, and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan and the timing of pass through payments from the state of New York. Earnings from operations decreased $398 million between years, primarily as a result of higher acquisition related expenses and normalized margins in the Health Insurance Marketplace business, partially offset by the reinstatement of the health insurer fee in 2020.

Specialty Services

Total revenues increased 22% in the three months ended March 31, 2020, compared to the corresponding period in 2019, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, increased volume in our specialty pharmacy business, and sales to our recently divested Illinois business. Earnings from operations decreased $99 million in the three months ended March 31, 2020, compared to the corresponding period in 2019, due to the previously discussed $72 million impairment related to our third-party care management software business and our move to transparent pharmacy pricing which began in the second quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(240)	$1,316
Net cash used in investing activities	(3,272)	(373)
Net cash provided by financing activities	839	58
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$(2,674)	$1,001

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities used cash of $240 million in the three months ended March 31, 2020 compared to providing cash of $1.3 billion in the comparable period in 2019. Operating cash flow in 2020 was negatively affected by a delay in premium payments from the state of New York of approximately $700 million and growth in our Medicare PDP business, which used working capital.

Cash flows provided by operations in 2019 was due to net earnings, an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business, the commencement or expansion of the Arkansas, Florida, Pennsylvania and New Mexico health plans, and an increase in other long-term liabilities, driven by the recognition of the risk adjustment payable for Health Insurance Marketplace in 2019. Cash flows from operations were partially offset by an increase in premium and trade receivables, primarily due to a delay in payment from one of our state customers.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $3.3 billion for the three months ended March 31, 2020, and $373 million in the comparable period in 2019. Cash flows used in investing activities in 2020 primarily consisted of our acquisition of WellCare and net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), partially offset by divestiture proceeds.

In January 2020, we completed the acquisition of WellCare for $19.6 billion, including the assumption of debt. Total consideration for the acquisition was $17.6 billion, consisting of Centene common shares valued at $11.4 billion, $6.1 billion in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service.

Cash flows used in investing activities in 2019 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $177 million and $176 million in the three months ended March 31, 2020 and 2019, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of March 31, 2020, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.0 years. We had unregulated cash and investments of $2.9 billion at March 31, 2020, compared to $7.2 billion at December 31, 2019. Of the $2.9 billion, $2.0 billion represents cash and cash equivalents held by unregulated entities.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $839 million in the three months ended March 31, 2020, compared to $58 million in the comparable period in 2019. During 2020 and 2019, our net financing activities were due to increased borrowings, partially offset by common stock repurchases.

Liquidity Metrics

In connection with the WellCare Acquisition, in January 2020, we completed an exchange offer for $1.2 billion of 5.25% Senior Notes due 2025 and $750 million of 5.375% Senior Notes due 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1.1 billion aggregate principal amount of 5.25% Senior Notes due 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due 2026. Additionally, our wholly owned subsidiary, WellCare Health Plans, Inc., assumed the remaining unexchanged WellCare Notes.

In February 2020, we issued $2.0 billion 3.375% Senior Notes due 2030 (the 2030 Notes). We used the net proceeds from the 2030 Notes to redeem all of our outstanding 2024 Notes. We recognized a pre-tax loss on extinguishment of approximately $44 million, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes. We also intended to use remaining proceeds to redeem our $1.0 billion 4.75% Senior Notes due 2022 (the 2022 Notes). However, as a result of the spread of COVID-19 and the resulting disruption and volatility in the global capital markets, we deferred the redemption of the 2022 Notes at this time.

During the three months ended March 31, 2020, the Company terminated the interest rate swap agreements associated with the 2022 Notes and the Senior Notes due January 15, 2025, (the 2025 Notes). The interest rate swaps associated with the 2024 Notes were also terminated in connection with the redemption of those notes as discussed above. In total, the Company terminated three interest rate swap contracts with a notional amount of $2.1 billion.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of March 31, 2020, we had $588 million of borrowings outstanding under our Revolving Credit Facility, $1.45 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of March 31, 2020, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of March 31, 2020, we had $149 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $114 million as of March 31, 2020, which were not part of our revolving credit facility. We also had letters of credit for $13 million (valued at the March 31, 2020 conversion rate), or €12 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 0.7% as of March 31, 2020. In addition, we had outstanding surety bonds of $920 million as of March 31, 2020.

The indentures governing our various maturities of senior notes contain restrictive covenants. As of March 31, 2020, we were in compliance with all covenants.

At March 31, 2020, we had working capital, defined as current assets less current liabilities, of $3.0 billion, compared to $7.4 billion at December 31, 2019. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2020, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 42.2%, compared to 52.0% at December 31, 2019. Excluding $202 million of non-recourse debt, our debt to capital ratio was 41.9% as of March 31, 2020, compared to 51.7% at December 31, 2019. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2020 Expectations

During the remainder of 2020, we expect to receive net dividends from our insurance subsidiaries of approximately $210 million and spend approximately $950 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2020 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility, and we have deferred the intended early redemption of the 2022 Notes as a result of the spread of COVID-19 and the related disruption and volatility in the global capital markets.

Contractual Obligations

Our contractual obligations, including medical claims liabilities, debt and interest, and lease obligations were significantly impacted due to the WellCare Acquisition, which closed in the first quarter of 2020. For additional information regarding the WellCare Acquisition and the impact to our estimated contractual obligations, refer to Note 2. Acquisitions, Note 5. Medical Claims Liability, Note 7. Debt and Note 8. Leases, included in Part I, Item 1. "Notes to the Consolidated Financial Statements" of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2020, we made net capital contributions of $181 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate RBC level as of December 31, 2019, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2020 (excluding the interim impact of the health insurer fee).

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2020, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2020, we had short-term investments of $1,386 million and long-term investments of $11,535 million, including restricted deposits of $1,014 million. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2020, the fair value of our fixed income investments would decrease by approximately $323 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 23, 2020, we acquired WellCare. Management is currently in the process of evaluating the internal controls and procedures of WellCare and plans to integrate WellCare's internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for us or the acquired WellCare business in future periods. Management expects the integration process to be completed during 2020.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 12 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE
TRADING PRICE OF OUR COMMON STOCK

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company. Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our” or similar terms and “Centene” refer to us, after giving effect to the WellCare Acquisition.

Our business could be adversely affected by the effects of widespread public health pandemics, such as the spread of COVID-19.
Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread to several countries, including the United States, and infections have been reported globally. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration of the outbreak, new information which may emerge concerning the severity of COVID-19, the costs of treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members that contract COVID-19, employee mobility and productivity and the actions to contain COVID-19 or treat its impact (including federal, state and local directives to remain at home or forced business closures), among others. Additionally, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets and a decline in interest rates, which increases the cost of capital, adversely impacts access to capital and could reduce our investment income. Finally, the impact of the above items on our state and government partners could result in delayed capitation payments to us. We cannot at this time predict the impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

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

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our Health Benefits Ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding changes to the ACA, including the removal of the penalty associated with the ACA's individual mandate in 2019.

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

Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our results of operations, financial condition and cash flows.

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue. In addition, revisions by our government customers to the risk-adjustment models have reduced, and may continue to reduce, our premium revenue.

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial condition and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required.

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. In 2019, CMS proposed the removal of the fee for service adjuster from the risk adjustment data validation audit methodology. If adopted, this proposal could increase our audit error scores. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Among the most significant of the ACA's provisions was the establishment of the Health Insurance Marketplace for individuals and small employers to purchase health insurance coverage that included a minimum level of benefits and restrictions on coverage limitations and premium rates, as well as the expansion of Medicaid coverage to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The HHS additionally indicated that it would consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning on January 1,2014. Several states have obtained Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law, with additional states pursuing Section 1115 waivers regarding eligibility criteria, benefits, and cost-sharing, and provider payments across their Medicaid programs. Litigation challenging Section 1115 waiver activity for both new and previously approved waivers is expected to continue both through administrative actions and the courts.

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
The constitutionality of the ACA itself continues to face judicial challenge. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress set the individual mandate penalty to $0, and remanded the case to the district court for additional analysis on the question of severability. The U.S. Supreme Court declined to hear the appeal on an expedited basis and so no decision will be forthcoming until the next Supreme Court term in late 2020 or early 2021. The ACA remains in effect until judicial review of the decision is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration or the outcome of the lawsuit cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

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

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the elimination of the individual mandate penalty in the Tax Cuts and Jobs Act (TCJA), we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.
We derive a portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could materially affect our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2020 PDP bids resulted in 32 of 34 CMS regions in which we were below the benchmarks, and within the de minimis range in two other regions, compared with our 2019 PDP bids in which we were below the benchmarks in 21 of the 34 CMS regions, and within the de minimis range in ten other regions. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership.

If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue and profits.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, cash flows and ability to bid for, and continue to participate in, certain programs.

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been, and continue to be exposed to, operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

We may experience challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us and subject us to financial penalties, which could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to bid for, and continue to participate in, certain programs.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. CMS subsequently issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS’ efforts to streamline the Medicaid and CHIP managed care regulatory framework and to pursue a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care. Public comments were submitted in January 2019; however, a final rule has yet to be issued and may be delayed as a result of the COVID-19 pandemic. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

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

In connection with start-up operations and system migrations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates, including those related to the stay-at-home directives of COVID-19. As a result of these factors, start-up operations may decrease our profitability. In addition, we are planning to further expand our business internationally and we will be subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

If we are unable to effectively execute our growth strategy, which may be impacted by COVID-19, our future growth will suffer and our results of operations could be harmed.

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

In the past, the securities and credit markets have experienced extreme volatility and disruption, which has increased due to the effects of COVID-19. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

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

We principally operate through our health plan subsidiaries. As part of normal operations, we may make requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent state insurance and HMO laws and regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny or delay our subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

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

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be canceled by either party without cause upon 90 to 120 days prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. Healthcare providers with whom we contract may not properly manage the costs of, and access to services, be able to provide effective telehealth services, maintain financial solvency, including due to the impact of COVID-19, or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

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

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, protests and appeals related to Medicaid procurement awards, employment-related disputes, including wage and hour claims, submissions to state agencies related to payments or state false claims acts and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations and/or cash flows and may affect our reputation. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

We, along with other companies involved in public healthcare programs, are the subject of federal and state fraud, waste and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have fraud, waste and abuse laws, including false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government's behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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
Our ability to successfully manage the expanded business following any given acquisition will depend, in part, upon management’s ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition.

As of March 31, 2020, we had consolidated indebtedness of $17,279 million, and we may further increase our indebtedness in the future.

In connection with the WellCare Acquisition, we issued $7,000 million of new senior notes and also completed an exchange offer for 5.25% Senior Notes due 2025 and 5.375% Senior Notes due 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due 2026. Additionally, our wholly-owned subsidiary, Wellington Merger Sub II, Inc. assumed the remaining WellCare Notes. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and term loan facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Company Credit Facility also requires us to comply with a maximum debt-to-EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of March 31, 2020, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

Although we currently anticipate that the WellCare Acquisition will be accretive to earnings per share (on an adjusted earnings basis that is not pursuant to GAAP) during the second year after the consummation of the WellCare Acquisition, this expectation is based on assumptions about our and WellCare’s business and preliminary estimates, which may change materially. Certain other amounts to be paid in connection with the WellCare Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the WellCare Acquisition and cause a decrease in the market price of our common stock. In addition, we could encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the WellCare Acquisition, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the WellCare Acquisition and cause a decrease in the market price of our common stock.

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

The WellCare Acquisition involves the integration of WellCare’s business with our existing business, which is a complex, costly and time-consuming process. We have not previously completed an acquisition comparable in size or scope to the WellCare Acquisition. The integration of the two companies may result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the WellCare Acquisition;

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

Our ability to successfully manage this expanded business following the completion of the WellCare Acquisition will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of our business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the WellCare Acquisition.

We are expected to incur substantial expenses related to integration of our business with WellCare.

We expect to incur substantial expenses in connection with the integration of our business with WellCare. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and WellCare's businesses will continue to maintain a presence in St. Louis, Missouri and Tampa, Florida, respectively. The substantial majority of these costs will be non-recurring expenses related to the WellCare Acquisition (including financing of the WellCare Acquisition), facilities and systems consolidation costs. We may incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the WellCare Acquisition, rating agencies may take negative actions with regard to the company’s credit ratings, which may increase the our financing costs, including in connection with the financing of the WellCare Acquisition.

The financing arrangements that we entered into in connection with the WellCare Acquisition may, under certain circumstances, contain restrictions and limitations that could significantly impact the our ability to operate its business.

We incurred significant new indebtedness in connection with the WellCare Acquisition. The agreements governing the indebtedness that we incurred in connection with the WellCare Acquisition contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2020 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2020	8	$63.83	—	14,160
February 1 - February 29, 2020	616	62.94	559	13,601
March 1 - March 31, 2020	12	53.05	8,113	5,488
Total	636	$62.77	8,672	5,488
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to 14,160 thousand shares. A remaining amount of 5,488 thousand shares available under the program. No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	2019 Incentive Compensation Plan of WellCare Health Plans, Inc. (incorporated by reference from Appendix A to WellCare Health Plans, Inc.’s Proxy Statement on Form DEF 14A filed on April 8, 2019)

10.1a
Amendment No. 1 to the 2019 Incentive Compensation Plan of WellCare Health Plans, Inc., dated as of January 23, 2020 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on January 23, 2020)

10.2	2013 Incentive Compensation Plan of WellCare Health Plans, Inc. (incorporated by reference from Appendix A to WellCare Health Plans, Inc.’s Proxy Statement on Form DEF 14A filed on April 10, 2013)

10.3
WellCare Health Plans, Inc. Executive Severance Plan, as amended and restated (incorporated by reference to Exhibit 10.3(c) to WellCare Health Plans, Inc.'s Annual Report on Form 10-K filed on February 12, 2019)

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

101
The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2020 and 2019; (iv) our Consolidated Statements of Stockholders’ Equity for the periods ended March 31, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 28, 2020.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)