Form 10-Q
period 2020-06-30
CENTENE CORP
filed 2020-07-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of July 17, 2020, the registrant had 579,469,539 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof). Centene Corporation (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recently completed acquisition (the WellCare Acquisition) of WellCare Health Plans, Inc. (WellCare), other recent and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A “Risk Factors.”

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including but not limited to:

•	the impact of COVID-19 on global markets, economic conditions, the healthcare industry and our results of operations, which is unknown, and the response by governments and other third parties;

•	uncertainty as to our expected financial performance during the period of integration of the WellCare Acquisition;

•	the possibility that the expected synergies and value creation from the WellCare Acquisition will not be realized, or will not be realized within the expected time period;

•
the risk that unexpected costs will be incurred in connection with the integration of the WellCare Acquisition or that the integration of WellCare will be more difficult or time consuming than expected;

•	unexpected costs, charges or expenses resulting from the WellCare Acquisition;

•	the inability to retain key personnel;

•
disruption from the integration of the WellCare Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;

•	the risk that we may not be able to effectively manage our expanded operations;

•	our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves, including fluctuations in medical utilization rates due to the impact of COVID-19;

•	competition;

•	membership and revenue declines or unexpected trends;

•	changes in healthcare practices, new technologies, and advances in medicine;

•	increased healthcare costs;

•	changes in economic, political or market conditions;

•
changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Affordability Reconciliation Act, collectively referred to as the ACA and any regulations enacted thereunder that may result from changing political conditions or judicial actions, including the ultimate outcome in “Texas v. United States of America” regarding the constitutionality of the ACA;

•	rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;

i

•	our ability to adequately price products on the Health Insurance Marketplaces and other commercial and Medicare products;

•	tax matters;

•	disasters or major epidemics;

•	the outcome of legal and regulatory proceedings;

•	changes in expected contract start dates;

•	provider, state, federal, foreign and other contract changes and timing of regulatory approval of contracts;

•	the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, TRICARE or other customers);

•	the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;

•	challenges to our contract awards;

•	cyber-attacks or other privacy or data security incidents;

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

ii

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this report, as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company’s operations and measure the Company’s performance more consistently across periods. The Company uses the presented non-GAAP financial measures internally to allow management to focus on period-to-period changes in the Company’s core business operations. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company’s performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

GAAP net earnings	$1,206	$495	$1,252	$1,017
Amortization of acquired intangible assets	197	64	363	129
Acquisition related expenses	71	23	384	41
Other adjustments (1)	(11)	—	12	—
Income tax effects of adjustments (2)	(53)	(21)	(125)	(41)
Adjusted net earnings	$1,410	$561	$1,886	$1,146

GAAP diluted earnings per share (EPS)	$2.05	$1.18	$2.20	$2.42
Amortization of acquired intangible assets (3)	0.25	0.12	0.48	0.24
Acquisition related expenses (4)	0.10	0.04	0.58	0.07
Other adjustments (1)	—	—	0.05	—
Adjusted Diluted EPS	$2.40	$1.34	$3.31	$2.73

(1)
Other adjustments for the three months ended June 30, 2020 include an adjustment to the gain related to the divestiture of certain products of our Illinois health plan of $11 million, or $0.00 per diluted share, net of an income tax expense of $0.02. Other adjustments include the following items for the six months ended June 30, 2020: (a) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.11 per diluted share, net of an income tax expense of $0.08; (b) non-cash impairment of our third-party care management software business of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.03; and (c) debt extinguishment costs of $44 million, or $0.06 per diluted share, net of an income tax benefit of $0.02.

(2)	The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

(3)
The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.09 and $0.04 for the three months ended June 30, 2020, and 2019, respectively, and $0.16 and $0.07 for the six months ended June 30, 2020 and 2019, respectively.

(4)
Acquisition related expenses per diluted share are net of an income tax benefit of $0.02 and $0.01 for the three months ended June 30, 2020 and 2019, respectively, and $0.09 and $0.03 for the six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

GAAP selling, general and administrative expenses	$2,255	$1,574	$4,639	$3,183
Acquisition related expenses	70	21	365	38
Adjusted selling, general and administrative expenses	$2,185	$1,553	$4,274	$3,145

iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,798	$12,123
Premium and trade receivables	10,339	6,247
Short-term investments	1,558	863
Other current assets	2,127	1,090
Total current assets	26,822	20,323
Long-term investments	10,231	7,717
Restricted deposits	1,050	658
Property, software and equipment, net	2,544	2,121
Goodwill	17,434	6,863
Intangible assets, net	8,702	2,063
Other long-term assets	1,564	1,249
Total assets	$68,347	$40,994

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$11,418	$7,473
Accounts payable and accrued expenses	8,704	4,164
Return of premium payable	1,242	824
Unearned revenue	448	383
Current portion of long-term debt	106	88
Total current liabilities	21,918	12,932
Long-term debt	16,708	13,638
Other long-term liabilities	4,516	1,732
Total liabilities	43,142	28,302
Commitments and contingencies
Redeemable noncontrolling interests	33	33
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 595,160 issued and 579,345 outstanding at June 30, 2020, and 421,508 issued and 415,048 outstanding at December 31, 2019	—	—
Additional paid-in capital	19,333	7,647
Accumulated other comprehensive earnings	245	134
Retained earnings	6,236	4,984
Treasury stock, at cost (15,815 and 6,460 shares, respectively)	(758)	(214)
Total Centene stockholders’ equity	25,056	12,551
Nonredeemable Noncontrolling interest	116	108
Total stockholders’ equity	25,172	12,659
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$68,347	$40,994
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Premium	$24,745	$16,554	$47,959	$32,757
Service	979	745	1,937	1,380
Premium and service revenues	25,724	17,299	49,896	34,137
Premium tax and health insurer fee	1,988	1,057	3,841	2,663
Total revenues	27,712	18,356	53,737	36,800
Expenses:
Medical costs	20,307	14,354	40,727	28,236
Cost of services	833	615	1,658	1,159
Selling, general and administrative expenses	2,255	1,574	4,639	3,183
Amortization of acquired intangible assets	197	64	363	129
Premium tax expense	1,723	1,106	3,348	2,765
Health insurer fee expense	379	—	724	—
Impairment	—	—	72	—
Total operating expenses	25,694	17,713	51,531	35,472
Earnings from operations	2,018	643	2,206	1,328
Other income (expense):
Investment and other income	113	120	280	219
Debt extinguishment costs	—	—	(44)	—
Interest expense	(187)	(101)	(367)	(200)
Earnings from operations, before income tax expense	1,944	662	2,075	1,347
Income tax expense	742	170	827	336
Net earnings	1,202	492	1,248	1,011
Loss attributable to noncontrolling interests	4	3	4	6
Net earnings attributable to Centene Corporation	$1,206	$495	$1,252	$1,017

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.08	$1.20	$2.23	$2.46
Diluted earnings per common share	$2.05	$1.18	$2.20	$2.42

Weighted average number of common shares outstanding:
Basic	579,189	413,370	561,623	413,144
Diluted	587,498	419,671	569,559	419,707

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$1,202	$492	$1,248	$1,011
Reclassification adjustment, net of tax	1	1	1	1
Change in unrealized gain on investments, net of tax	248	80	114	174
Defined benefit pension plan net gain, net of tax	—	—	2	—
Foreign currency translation adjustments	1	—	(6)	—
Other comprehensive earnings	250	81	111	175
Comprehensive earnings	1,452	573	1,359	1,186
Comprehensive loss attributable to noncontrolling interests	4	3	4	6
Comprehensive earnings attributable to Centene Corporation	$1,456	$576	$1,363	$1,192

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Six Months Ended June 30, 2020

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	$.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	46	—	—	(3)	43
Other comprehensive loss, net of ($40) tax	—	—	—	(139)	—	—	—	—	(139)
Common stock issued for acquisitions	171,225	—	11,526	—	—	—	—	—	11,526
Common stock issued for employee benefit plans	2,448	—	5	—	—	—	—	—	5
Common stock repurchases	(291)	—	(17)	—	—	9,308	(541)	—	(558)
Stock compensation expense	—	—	117	—	—	—	—	—	117
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—	1
Balance, March 31, 2020	594,890	$—	$19,279	$(5)	$5,030	15,768	$(755)	$107	$23,656
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,206	—	—	(6)	1,200
Other comprehensive earnings, net of $76 tax	—	—	—	250	—	—	—	—	250
Common stock issued for employee benefit plans	269	—	7	—	—	—	—	—	7
Common stock repurchases	1	—	—	—	—	47	(3)	—	(3)
Stock compensation expense	—	—	47	—	—	—	—	—	47
Contribution from noncontrolling interest	—	—	—	—	—	—	—	15	15
Balance, June 30, 2020	595,160	$—	$19,333	$245	$6,236	15,815	$(758)	$116	$25,172

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

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$1,248	$1,011
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	618	313
Stock compensation expense	164	72
Impairment	72	—
Loss on debt extinguishment	44	—
Deferred income taxes	17	(10)
Gain on divestiture	(104)	—
Other adjustments, net	2	—
Changes in assets and liabilities
Premium and trade receivables	(1,159)	234
Other assets	202	(47)
Medical claims liabilities	146	558
Unearned revenue	(127)	(138)
Accounts payable and accrued expenses	1,309	(616)
Other long-term liabilities	1,028	869
Other operating activities, net	14	(13)
Net cash provided by operating activities	3,474	2,233
Cash flows from investing activities:
Capital expenditures	(412)	(336)
Purchases of investments	(1,849)	(1,280)
Sales and maturities of investments	1,768	719
Acquisitions, net of cash acquired	(3,000)	(32)
Divestiture proceeds, net of divested cash	466	—
Other investing activities, net	(5)	—
Net cash used in investing activities	(3,032)	(929)
Cash flows from financing activities:
Proceeds from long-term debt	2,630	5,617
Payments of long-term debt	(1,598)	(5,353)
Common stock repurchases	(561)	(37)
Payments for debt extinguishment	(21)	—
Debt issuance costs	(93)	—
Other financing activities, net	22	9
Net cash provided by financing activities	379	236
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	2
Net increase in cash, cash equivalents and restricted cash and cash equivalents	824	1,542
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,131	5,350
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$12,955	$6,892
Supplemental disclosures of cash flow information:
Interest paid	$360	$132
Income taxes paid	$75	$381
Equity issued in connection with acquisitions	$11,526	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2020	2019
Cash and cash equivalents	$12,798	$6,875
Restricted cash and cash equivalents, included in restricted deposits	157	17
Total cash, cash equivalents, and restricted cash and cash equivalents	$12,955	$6,892

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

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which changes how entities measure credit losses for most financial assets and certain other investments that are not measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets (or groups of financial assets) and available for sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance in the first quarter of 2020. The majority of the Company’s receivables and other financial instruments are with government entities and, therefore, the adoption did not have a material impact on its receivables and other financial instruments. The Company evaluated its investment portfolio under the new available-for-sale debt securities impairment model guidance. The vast majority of the Company’s investment portfolio are low risk, investment grade securities. The impact of the Company’s evaluation of the investment portfolio resulted in an immaterial decrease to retained earnings at January 1, 2020. The Company evaluates available-for-sale debt securities on a regular basis and records an allowance for credit losses, if necessary. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued an ASU which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The ASU also clarifies and amends certain areas of ASC Topic 740 to improve consistent application of and simplify the generally accepted accounting principles within Topic 740. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company is currently evaluating the potential impact of the ASU on the Company’s consolidated financial position, results of operations and cash flows.

2. Acquisitions

WellCare Acquisition

On January 23, 2020, the Company acquired all of the issued and outstanding shares of WellCare. The transaction was valued at $19,555 million, including the assumption of debt. The WellCare Acquisition brings a high-quality Medicare platform and further extends the Company’s robust Medicaid offerings. The WellCare Acquisition also enables the Company to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. With the WellCare Acquisition, the Company further broadened its product offerings by adding a Medicare prescription drug plan to its existing business lines.

Total consideration paid for the acquisition was $17,605 million, consisting of Centene common shares valued at $11,431 million (based on Centene’s stock price of $66.76), $6,079 million in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service. Each WellCare share was converted into 3.38 of validly issued, fully paid, non-assessable shares of Centene common stock and $120.00 in cash. In total, 171 million shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition was funded through the issuance of long-term debt as further discussed in Note 7. Debt. The Company also recognized $71 million and $384 million of acquisition related costs, primarily related to WellCare, that were in the Consolidated Statements of Operations for the three and six months ended June 30, 2020, respectively.

The acquisition of WellCare was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The assessment of fair value on all assets acquired and liabilities assumed is preliminary and, accordingly, the Company has recorded provisional amounts which are subject to adjustment. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

The Company’s preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 23, 2020 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,947
Premium and related receivables	3,437
Short-term investments	355
Other current assets	1,116
Long-term investments	2,716
Restricted deposits	320
Property, software and equipment	259
Intangible assets (a)	7,000
Other long-term assets	313
Total assets acquired	18,463

Medical claims liability	4,073
Accounts payable and accrued expenses	3,100
Return of premium payable	238
Unearned revenue	183
Long-term debt (b)	2,055
Deferred tax liabilities (c)	1,534
Other long-term liabilities	312
Total liabilities assumed	11,495

Total identifiable net assets	6,968
Goodwill (d)	10,637
Total assets acquired and liabilities assumed	$17,605

The Company has made the following preliminary fair value adjustments based on information reviewed through June 30, 2020. Significant fair value adjustments are noted as follows:

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

(c)	The preliminary deferred tax liabilities are presented net of $348 million of deferred tax assets.

(d)
The acquisition resulted in $10,637 million of goodwill related primarily to synergies expected from the acquisition and the assembled workforce of WellCare. The assignment of goodwill to the Company’s respective segments has not been completed at this time, but the majority of goodwill is expected to be allocated to the Managed Care segment. The majority of the goodwill is not deductible for income tax purposes.

Divestitures

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare’s Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare’s Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene’s Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements. The Company recorded $11 million and $104 million in pre-tax gains for the three and six months ended June 30, 2020, respectively, as a result of the Illinois divestiture, which is included in investment and other income on the Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the three and six months ended June 30, 2019 ($ in millions, except per share data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenues	$25,325	$50,494
Net earnings attributable to common stockholders	$559	$1,111
Diluted earnings per share	$0.94	$1.88

The unaudited pro forma total revenues for the six months ended June 30, 2020 was $55,527 million. It is impracticable for the Company to determine the pro forma earnings information for the six months ended June 30, 2020 due to the nature of obtaining that information as the Company immediately began integrating WellCare into its ongoing operations.

The unaudited pro forma financial information reflects the historical results of Centene and WellCare adjusted as if the acquisition had occurred on January 1, 2019, primarily for the following:

•	Interest expense associated with debt incurred to finance the transaction.

•
Elimination of historical WellCare intangible asset amortization expense and addition of amortization expense based on the preliminary estimated values of identifiable intangible assets of approximately $7,000 million.

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

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$975	$6	$—	$981	$211	$1	$—	$212
Corporate securities	4,841	222	(32)	5,031	3,629	108	(4)	3,733
Restricted certificates of deposit	104	—	—	104	482	—	—	482
Restricted cash equivalents	157	—	—	157	8	—	—	8
Short-term time deposits	56	—	—	56	—	—	—	—
Municipal securities	2,429	111	(5)	2,535	2,320	69	(1)	2,388
Asset-backed securities	974	10	(13)	971	741	5	(2)	744
Residential mortgage-backed securities	888	32	—	920	464	8	(1)	471
Commercial mortgage-backed securities	584	23	(8)	599	380	9	(1)	388
Equity securities (1)	561	—	—	561	—	—	—	—
Private equity investments	778	—	—	778	664	—	—	664
Life insurance contracts	146	—	—	146	148	—	—	148
Total	$12,493	$404	$(58)	$12,839	$9,047	$200	$(9)	$9,238

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.

The Company’s investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2020, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2020, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available for sale debt securities was $75 million at June 30, 2020, and is included in other current assets on the Consolidated Balance Sheets.

The Company’s residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company’s commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at June 30, 2020.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2020				December 31, 2019
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate securities	$(29)	$627	$(3)	$21	$(2)	$192	$(2)	$48
Municipal securities	(5)	162	—	1	(1)	185	—	11
Asset-backed securities	(10)	334	(3)	105	(1)	153	(1)	151
Residential mortgage-backed securities	—	27	—	4	—	44	(1)	81
Commercial mortgage-backed securities	(7)	147	(1)	9	(1)	118	—	21
Total	$(51)	$1,297	$(7)	$140	$(5)	$692	$(4)	$312

As of June 30, 2020, the gross unrealized losses were generated from 1,243 positions out of a total of 5,825 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	June 30, 2020				December 31, 2019
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,406	$1,414	$881	$882	$750	$752	$550	$550
One year through five years	3,847	3,986	151	154	3,034	3,106	106	108
Five years through ten years	2,200	2,346	13	14	2,162	2,257	—	—
Greater than ten years	64	68	—	—	48	50	—	—
Asset-backed securities	2,446	2,490	—	—	1,585	1,603	—	—
Total	$9,963	$10,304	$1,045	$1,050	$7,579	$7,768	$656	$658

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

The following table summarizes fair value measurements by level at June 30, 2020, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,798	$—	$—	$12,798
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$238	$—	$—	$238
Corporate securities	—	5,013	—	5,013
Municipal securities	—	2,507	—	2,507
Short-term time deposits	—	56	—	56
Asset-backed securities	—	971	—	971
Residential mortgage-backed securities	—	920	—	920
Commercial mortgage-backed securities	—	599	—	599
Equity securities	559	2	—	561
Total investments	$797	$10,068	$—	$10,865
Restricted deposits:
Cash and cash equivalents	$157	$—	$—	$157
Certificates of deposit	—	104	—	104
Corporate securities	—	18	—	18
Municipal securities	—	28	—	28
U.S. Treasury securities and obligations of U.S. government corporations and agencies	743	—	—	743
Total restricted deposits	$900	$150	$—	$1,050
Total assets at fair value	$14,495	$10,218	$—	$24,713

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s private equity investments and life insurance contracts, which approximates fair value, was $924 million and $812 million as of June 30, 2020 and December 31, 2019, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Six Months Ended June 30,
	2020	2019
Balance, January 1	$7,473	$6,831
Less: Reinsurance recoverable	20	27
Balance, January 1, net	7,453	6,804
Acquisitions and divestitures	3,746	61
Incurred related to:
Current year	41,149	28,791
Prior years	(422)	(555)
Total incurred	40,727	28,236
Paid related to:
Current year	34,783	22,384
Prior years	5,742	5,289
Total paid	40,525	27,673
Balance at June 30, net	11,401	7,428
Plus: Reinsurance recoverable	17	19
Balance, June 30	$11,418	$7,447

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $46 million and $20 million as a reduction to premium revenue in the six months ended June 30, 2020 and 2019, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2020 was $7,691 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act
The Affordable Care Act established risk spreading premium stabilization programs as well as minimum annual medical loss ratio and cost sharing reductions.
The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	June 30, 2020	December 31, 2019
Risk adjustment receivable	$410	$245
Risk adjustment payable	(1,918)	(1,239)
Minimum medical loss ratio	(488)	(367)
Cost sharing reduction receivable	99	73
Cost sharing reduction payable	(1)	(1)

In July 2020, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2019 benefit year. As a result of the announcement, the Company reduced its risk adjustment net payables by $94 million from December 31, 2019. After consideration of minimum MLR, estimated Risk Adjustment Data Validation (RADV) audit results, and other related impacts, the net pre-tax benefit recognized was approximately $63 million for the six months ended June 30, 2020. Final RADV results are expected to be announced by CMS in August 2020.

7. Debt

Debt consists of the following ($ in millions):

	June 30, 2020	December 31, 2019
$1,000 million 4.75% Senior Notes, due May 15, 2022	$1,005	$1,004
$1,000 million 6.125% Senior Notes, due February 15, 2024	—	1,000
$2,200 million 4.75% Senior Notes, due January 15, 2025	2,234	2,228
$1,200 million 5.250% Senior Notes due April 1, 2025	1,248	—
$1,800 million 5.375% Senior Notes, due June 1, 2026	1,800	1,800
$750 million 5.375% Senior Notes due August 15, 2026	798	—
$2,500 million 4.25% Senior Notes due December 15, 2027	2,481	2,479
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	—
Fair value of interest rate swap agreements	—	(1)
Total senior notes	15,066	12,010
Term loan credit facility	1,450	1,450
Revolving credit agreement	89	93
Mortgage notes payable	52	54
Construction loan payable	165	140
Finance leases and other	139	122
Debt issuance costs	(147)	(143)
Total debt	16,814	13,726
Less current portion	(106)	(88)
Long-term debt	$16,708	$13,638

Senior Notes

In connection with the WellCare Acquisition, in January 2020, the Company completed an exchange offer for up to $1,200 million of 5.25% Senior Notes due April 1, 2025 and $750 million of 5.375% Senior Notes due August 15, 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due April 1, 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due August 15, 2026. Additionally, the Company’s wholly owned subsidiary, WellCare Health Plans, Inc., assumed the remaining unexchanged WellCare Notes. The WellCare Notes were recorded at the acquisition date fair value of $2,055 million.

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

In May 2020, the Company completed an exchange offer, whereby it exchanged substantially all of the outstanding $2,000 million 3.375% Senior Notes due February 15, 2030, $1,000 million 4.75% Senior Notes due January 15, 2025, $2,500 million 4.25% Senior Notes due December 15, 2027, and $3,500 million 4.625% Senior Notes due December 15, 2029 for identical securities that have been registered under the Securities Act of 1933.

Interest Rate Swaps

In February 2020, the Company terminated the interest rate swap agreements associated with the 2022 Notes and $2,200 million 4.75% Senior Notes, due January 15, 2025, (the 2025 Notes). The interest rate swaps associated with the 2024 Notes were also terminated in connection with the redemption of those notes as discussed above. In total, the Company terminated three interest rate swap contracts with a notional amount of $2,100 million. The swaps effectively converted $2,100 million of fixed rate notes to floating rates. As a result of the interest rate swap terminations, the Company received $9 million in cash. The corresponding net gain on the 2022 Notes and 2025 Notes is being amortized as a reduction to interest expense over the remaining term of the respective notes.

8. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and six months ended June 30, 2020, the Company recognized operating lease expense of $72 million and $134 million, respectively.

The following table sets forth the ROU assets and lease liabilities as of June 30, 2020 ($ in millions):

June 30, 2020
Assets
ROU assets (recorded within other long-term assets)	$910

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$204
Long-term (recorded within other long-term liabilities)	829
Total lease liabilities	$1,033

During the three and six months ended June 30, 2020, the Company reduced its lease liabilities by $68 million and $131 million, respectively, for cash paid. In addition, during the three and six months ended June 30, 2020, new operating leases commenced resulting in the recognition of ROU assets of $59 million and lease liabilities of $59 million. As of June 30, 2020, the Company had additional operating leases that have not yet commenced of $362 million, which included three significant leases executed during 2019. These operating leases will commence in 2020 with lease terms of 5 years to 16 years. In connection with the WellCare acquisition, the Company acquired approximately $300 million of ROU assets and $300 million of lease liabilities. The valuation of WellCare’s acquired leases has not been finalized, and as a result, the asset and liability estimates recorded are preliminary and subject to change.

As of June 30, 2020, the weighted average remaining lease term of the Company’s operating leases was 6.9 years. The lease liabilities as of June 30, 2020 reflect a weighted average discount rate of 3.8%. Lease payments over the next five years and thereafter are as follows ($ in millions):

June 30, 2020
2020	$114
2021	233
2022	183
2023	149
2024	125
2025	89
Thereafter	286
Total lease payments	1,179
Less: imputed interest	(146)
Total lease liabilities	$1,033

9. Stockholders' Equity

In January 2020, the Company issued 171 million shares of Centene common stock with a fair value of $11,431 million and paid $6,079 million in cash in exchange for all the outstanding shares of WellCare common stock. In addition, the Company recorded $95 million related to the fair value of replacement equity awards associated with pre-combination service.

During the first quarter of 2020, the Company used proceeds from divestitures to repurchase 8,672 thousand shares of Centene common stock for $500 million through the Company’s stock repurchase program. As of June 30, 2020, the Company has a remaining amount of 5,488 thousand shares available under the program. The remaining common stock repurchases during the six months ended June 30, 2020 relate to the purchase of shares to satisfy tax withholding requirements in connection with employee equity awards.

10. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Earnings attributable to Centene Corporation	$1,206	$495	$1,252	$1,017

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	579,189	413,370	561,623	413,144
Common stock equivalents (as determined by applying the treasury stock method)	8,309	6,301	7,936	6,563
Weighted average number of common shares and potential dilutive common shares outstanding	587,498	419,671	569,559	419,707

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.08	$1.20	$2.23	$2.46
Diluted earnings per common share	$2.05	$1.18	$2.20	$2.42

The calculation of diluted earnings per common share for the three and six months ended June 30, 2020 excludes the impact of 32 thousand and 72 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the three and six months ended June 30, 2019 excludes the impact of 1,500 thousand and 1,400 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

11. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. Subsequent to the closing of the WellCare Acquisition, the Managed Care segment also includes WellCare’s legacy Medicaid Health Plans, Medicare Health Plans and Medicare Prescription Drug Plan (PDP) segments. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision-maker to evaluate all results of operations.

Segment information for the three months ended June 30, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$26,623	$1,089	$—	$27,712
Total revenues from internal customers	117	3,003	(3,120)	—
Total revenues	$26,740	$4,092	$(3,120)	$27,712
Earnings from operations	$1,909	$109	$—	$2,018

Segment information for the three months ended June 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$17,509	$847	$—	$18,356
Total revenues from internal customers	37	2,556	(2,593)	—
Total revenues	$17,546	$3,403	$(2,593)	$18,356
Earnings from operations	$587	$56	$—	$643

Segment information for the six months ended June 30, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$51,559	$2,178	$—	$53,737
Total revenues from internal customers	217	5,817	(6,034)	—
Total revenues	$51,776	$7,995	$(6,034)	$53,737
Earnings from operations	$2,126	$80	$—	$2,206

Segment information for the six months ended June 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$35,196	$1,604	$—	$36,800
Total revenues from internal customers	72	5,006	(5,078)	—
Total revenues	$35,268	$6,610	$(5,078)	$36,800
Earnings from operations	$1,202	$126	$—	$1,328

12. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•
periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company’s business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments or the False Claims Act, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

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

The Company records reserves and accrues costs for certain legal proceedings and regulatory matters to the extent that it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect the Company’s best estimate of the probable loss for such matters, the recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to, they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings and/or a wide range of potential outcomes; or result in a change of business practices.

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

California

On October 20, 2015, the Company’s California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, “Related Actions”). In March 2018, the Court overruled the Company’s demurrer seeking to dismiss the complaint and denied the Company’s motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California’s motion for summary judgment was heard by the Court on March 4, 2020. On March 29, 2020, the Court granted Health Net California’s motion for summary judgment. The plaintiff still has the opportunity to appeal the Court’s decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

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

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff,

Cynthia Harvey, voluntarily filed a First Amended Complaint that removed Steven A. Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. On November 21, 2018, the Court granted in part and denied in part the Company’s motion to dismiss. The plaintiff filed a Third Amended Complaint, on November 28, 2018, against Centene Management Company and Coordinated Care Corporation (Defendants), both subsidiaries of the Company. Defendants filed an answer on December 12, 2018. The plaintiff filed a motion for class certification on January 8, 2020. The Company opposed and the Court denied the class certification. The plaintiff appealed the class certification denial to the 9th Circuit, but the 9th Circuit dismissed the plaintiff’s appeal on procedural grounds. At this time, the case is moving forward as an individual lawsuit between a single member and Coordinated Care Corporation. The Company intends to vigorously defend itself against these claims.

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

We have taken significant steps to support our employees to protect their health and safety, while also ensuring that our business can continue to operate and that services continue without disruption. We have implemented our business continuity plans and have taken actions to support our workforce. We have transitioned the vast majority of our employees to work from home, allowing Centene to continue to operate at close to full capacity, while continuing to maintain our internal control framework. As a result, we have experienced and expect continued incremental costs due to investments and actions we have already taken and continued efforts to protect our members, employees and communities we serve.

The impact on our business in both the short-term and long-term is uncertain. The outlook for 2020 still largely depends on future developments, including but not limited to: the length and severity of the outbreak, effectiveness of containment actions, and the timing around the development of treatments and vaccinations. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. The pandemic also has the potential to impact the administration of state and federal healthcare programs and premium rates.

Early in the second quarter, we experienced a significant decrease in utilization during shelter-in-place and similar orders, which caused delayed or avoided costs. The deferral of medical services may lead to higher costs of treatment once members return to seeking medical care, as their health issues may have become more acute. As shelter-in-place orders were lifted late in the second quarter, medical utilization began to increase as elective procedures and other non-emergent care resumed. We have experienced and continue to expect incremental COVID-19 costs as the outbreak continues to spread. In addition, the pandemic has widespread economic impact, driving interest rate decreases and lowering our investment income. We are also experiencing higher interest expense due the deferral of the early redemption of senior notes.

At this point in time, we expect the impact of all these items to slightly benefit our 2020 results. We are confident we have the team, systems, expertise and financial strength to effectively navigate this challenging pandemic landscape.

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

In April 2020, the Supreme Court ruled that the federal government will be required to pay health insurers for payments due under the risk corridor program, originally established under the ACA. We have a claim of approximately $450 million for risk corridor payments, which we continue to pursue. As of June 30, 2020, we did not have any risk corridor receivables recorded on our balance sheet.

For additional information regarding regulatory trends and uncertainties, see Part II, Item 1A, “Risk Factors.”

Second Quarter 2020 Highlights

Our financial performance for the second quarter of 2020 is summarized as follows:

•	Managed care membership of 24.6 million, an increase of 9.6 million members, or 64% year-over-year.

•	Total revenues of $27.7 billion, representing 51% growth year-over-year.

•	HBR of 82.1%, compared to 86.7% for the second quarter of 2019.

•	SG&A expense ratio of 8.8%, compared to 9.1% for the second quarter of 2019.

•	Adjusted SG&A expense ratio of 8.5%, compared to 9.0% for the second quarter of 2019.

•	Operating cash flows of $3.7 billion, representing 3.1x net earnings.

•	Diluted earnings per share (EPS) of $2.05, compared to $1.18 for the second quarter of 2019.

•
Adjusted Diluted EPS of $2.40, compared to $1.34 for the second quarter of 2019. Both diluted EPS and Adjusted Diluted EPS for the second quarter of 2020 benefited from lower medical utilization as a result of the COVID-19 pandemic.

A reconciliation from GAAP Diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading “Non-GAAP Financial Presentation”:

	Three Months Ended June 30,
	2020	2019
GAAP Diluted EPS, attributable to Centene	$2.05	$1.18
Amortization of acquired intangible assets	0.25	0.12
Acquisition related expenses	0.10	0.04
Adjusted Diluted EPS	$2.40	$1.34
The following items contributed to our growth over the last year:

•
Arkansas. In March 2019, our Arkansas subsidiary, Arkansas Total Care, assumed full-risk on a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities.

•
Correctional. In April 2020, Centurion began providing medical services, behavioral healthcare, and substance abuse treatment within four prisons and six community corrections centers across the state of Delaware. In July 2019, Centurion began operating under a contract to provide comprehensive healthcare services to inmates housed in Arizona’s state prison system. In July 2019, Centurion began operating under a re-awarded contract to continue the provision of mental and dental health services to the Georgia Department of Correction’s state prison facilities.

•
Florida. In December 2018, our Florida subsidiary, Sunshine Health, began providing physical and behavioral healthcare services through Florida’s Statewide Medicaid Managed Care Program under its new five year contract which was implemented for all 11 regions by February 2019.

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

•
Louisiana. In January 2020, our Louisiana subsidiary, Louisiana HealthCare Connections, began operating under a one-year emergency contract extension in response to protested contract awards. Louisiana’s state procurement officer overturned the Louisiana Department of Health’s plan to award Medicaid contracts to four health plans, excluding our Louisiana subsidiary. According to the chief procurement officer, the state health department failed to follow state law or its own evaluation and bid guidelines in its award.

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

•
Washington. In January 2019, our Washington State subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health’s Fully Integrated Managed Care beneficiaries in the Greater Columbia, King and Pierce Regions. This integration continued with the addition of the North Sound Region in July 2019.

•
WellCare. On January 23, 2020, we completed the WellCare Acquisition. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition is a key part of our growth as we become one of the nation’s largest sponsors of government health coverage. The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt.

The growth items listed above were partially offset by the following items:

•
In January 2020, in connection with the WellCare Acquisition, we completed the divestiture of certain products in our Illinois health plan, including the Medicaid and Medicare Advantage lines of business.

•	Effective December 2019, we no longer serve members under the state-wide correctional contract in New Mexico.

•
Beginning in January 2019, Health Net of Arizona, Inc. began discontinuing and non-renewing all of its Employer Group plans for small and large business groups in Arizona. The effective date of coverage termination for existing groups is dependent on remaining renewals; however, coverage is no longer provided to any group policyholders and/or members as of December 31, 2019.

We expect the following items to contribute to our revenue or future growth potential:

•	We expect to realize the benefit in 2020 of acquisitions, investments, and business commenced during 2019 and 2020, as discussed above.

•
In July 2020, Meridian Health Plan of Illinois, Inc. (Meridian), began serving Medicaid members in Cook County, Illinois, as a result of a Member Transfer Agreement under which Meridian was assigned 100% of NextLevel Health Partners, Inc.’s approximately 54,000 members who access benefits from the Illinois Department of Healthcare and Family Services’ HealthChoice Illinois Program.

•	In July 2020, Centurion commenced a two-year contract with the Kansas Department of Administration to provide healthcare services in the Department of Corrections’ facilities.

•
In October 2019, our North Carolina joint venture, Carolina Complete Health, was awarded an additional service area to provide Medicaid managed care services in Region 4. With the addition of this new Region, Carolina Complete Health will provide Medicaid managed care services in three contiguous regions: Region 3, 4 and 5. In February 2019, WellCare was awarded a statewide contract to administer the state’s Medicaid Prepaid Health Plans. The new contracts are expected to commence in mid-2021.

•
In October 2018, CMS published updated Medicare Star quality ratings for the 2019 rating year. Our Star ratings returned to a 4.0 Star parent rating. The 2019 rating year will positively affect quality bonus payments for Medicare Advantage plans in 2020.

The future growth items listed above are partially offset by the following items:

•	Effective July 2020, we no longer serve members under the state-wide correctional contract in Vermont.

•
In October 2019, CMS published updated Medicare Star quality ratings for the 2020 rating year. Approximately 46% of our Medicare members are in a 4 star or above plan for the 2021 bonus year, compared to 86% for the 2020 bonus year. Our quality bonus and rebates may be negatively impacted in 2021.

•
In July 2019, our Oregon subsidiary, Trillium Community Health Plan, was notified by the Oregon Health Authority (OHA) of its intent to award Trillium Community Health Plan an expanded contract to serve as a coordinated care organization for six counties in the state; however, an additional competitor was added to Lane County. As a result, our membership is expected to decrease. Pending successful completion of OHA’s readiness review and additional contract negotiations, the contract is expected to begin October 2020.

MEMBERSHIP

From June 30, 2019 to June 30, 2020, we increased our managed care membership by 9,616,800, or 64%. The following table sets forth our membership by line of business:

	June 30, 2020	December 31, 2019	June 30, 2019
Medicaid:
TANF, CHIP & Foster Care	10,894,200	7,528,700	7,388,700
ABD & LTSS	1,496,000	1,043,500	997,900
Behavioral Health	173,900	66,500	68,800
Total Medicaid	12,564,100	8,638,700	8,455,400
Medicare Prescription Drug Plan (PDP)	4,443,100	—	—
Commercial	2,763,300	2,331,100	2,449,400
Medicare (1)	996,100	404,500	398,500
International	600,400	599,800	463,100
Correctional	166,000	180,000	153,900
Total at-risk membership	21,533,000	12,154,100	11,920,300
TRICARE eligibles	2,864,700	2,860,700	2,855,800
Non-risk membership	223,300	227,000	228,100
Total	24,621,000	15,241,800	15,004,200

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the table above:

	June 30, 2020	December 31, 2019	June 30, 2019
Dual-eligible (2)	969,700	639,200	600,800
Health Insurance Marketplace	2,245,600	1,805,200	1,910,700
Medicaid Expansion	1,931,600	1,346,700	1,290,200

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2020 and 2019, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2020 and 2019 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Premium	$24,745	$16,554	49%	$47,959	$32,757	46%
Service	979	745	31%	1,937	1,380	40%
Premium and service revenues	25,724	17,299	49%	49,896	34,137	46%
Premium tax and health insurer fee	1,988	1,057	88%	3,841	2,663	44%
Total revenues	27,712	18,356	51%	53,737	36,800	46%
Medical costs	20,307	14,354	41%	40,727	28,236	44%
Cost of services	833	615	35%	1,658	1,159	43%
Selling, general and administrative expenses	2,255	1,574	43%	4,639	3,183	46%
Amortization of acquired intangible assets	197	64	208%	363	129	181%
Premium tax expense	1,723	1,106	56%	3,348	2,765	21%
Health insurer fee expense	379	—	n.m.	724	—	n.m.
Impairment	—	—	n.m.	72	—	n.m.
Earnings from operations	2,018	643	214%	2,206	1,328	66%
Investment and other income	113	120	(6)%	280	219	28%
Debt extinguishment costs	—	—	n.m	(44)	—	n.m.
Interest expense	(187)	(101)	85%	(367)	(200)	84%
Earnings from operations, before income tax expense	1,944	662	194%	2,075	1,347	54%
Income tax expense	742	170	336%	827	336	146%
Net earnings	1,202	492	144%	1,248	1,011	23%
Loss attributable to noncontrolling interests	4	3	33%	4	6	(33)%
Net earnings attributable to Centene Corporation	$1,206	$495	144%	$1,252	$1,017	23%
Diluted earnings per common share attributable to Centene Corporation	$2.05	$1.18	74%	$2.20	$2.42	(9)%

n.m.: not meaningful

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total Revenues

The following table sets forth supplemental revenue information for the three months ended June 30, ($ in millions):

	2020	2019	% Change
Medicaid	$18,129	$12,119	50%
Commercial	4,136	3,872	7%
Medicare (1)	3,538	1,465	142%
Medicare PDP	674	—	n.m.
Other	1,235	900	37%
Total Revenues	$27,712	$18,356	51%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.
n.m.: not meaningful

Total revenues increased 51% in the three months ended June 30, 2020 over the corresponding period in 2019, due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states, particularly Iowa and Pennsylvania, and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan.

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

The HBR for the three months ended June 30, 2020, was 82.1%, compared to 86.7% in the same period in 2019. The substantial decrease was attributable to lower medical utilization due to the COVID-19 pandemic, partially offset by the Health Insurance Marketplace business, where margins continue to normalize.

Cost of Services

Cost of services increased by $218 million in the three months ended June 30, 2020, compared to the corresponding period in 2019, primarily attributable to increased volume in our specialty pharmacy business, increased non-specialty pharmacy sales to our recently divested Illinois health plan, and growth from newly acquired businesses. The cost of service ratio for the three months ended June 30, 2020, was 85.1%, compared to 82.6% in the same period in 2019. The increase in the cost of service ratio was driven by a higher mix of specialty pharmacy business and non-specialty pharmacy sales to our recently divested Illinois health plan, which carry a higher cost of service ratio.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $681 million in the three months ended June 30, 2020, compared to the corresponding period in 2019. The SG&A increase was primarily due to the addition of the WellCare business, expansions, new programs and growth in many of our states, $70 million of acquisition related costs, and additional support provided to our Health Insurance Marketplace members through the extension of grace periods for member premiums for those impacted by the COVID-19 pandemic.

The SG&A expense ratio was 8.8% for the second quarter of 2020, compared to 9.1% in the second quarter of 2019. The decrease to the SG&A expense ratio was driven by the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues. The decrease was partially offset by higher acquisition related expenses due to the recent closing of the WellCare acquisition and additional support provided to our Health Insurance Marketplace members through the extension of grace periods for member premiums for those impacted by the COVID-19 pandemic.

The Adjusted SG&A expense ratio was 8.5% for the second quarter of 2020, compared to 9.0% in the second quarter of 2019. The Adjusted SG&A expense ratio benefited from the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues. The decrease was partially offset by additional support provided to our Health Insurance Marketplace members through the extension of grace periods for member premiums for those impacted by the COVID-19 pandemic.

Health Insurer Fee Expense

Health insurer fee expense was $379 million for the three months ended June 30, 2020. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record health insurer fee expense for the corresponding period in 2019.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2020	2019
Investment and other income	$113	$120
Interest expense	(187)	(101)
Other income (expense), net	$(74)	$19

Investment and other income. Investment and other income decreased by $7 million in the three months ended June 30, 2020 compared to the corresponding period in 2019. Other income in the three months ended June 30, 2019 benefited from the Ribera Salud step acquisition gain of $16 million. Investment income for the three months ended June 30, 2020 decreased as compared to June 30, 2019 primarily due to a decrease in the amount of reinvested funds in order to preserve liquidity due to the economic environment created by COVID-19. These were partially offset by increases in the performance of our deferred compensation investment fund portfolio and exchange traded funds, which fluctuate with their underlying investments.

Interest expense. Interest expense increased by $86 million in the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase is driven by an increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019 to finance the cash consideration of the WellCare Acquisition as well as the $1.9 billion of WellCare Notes assumed upon acquisition. The increase was also driven by incremental interest expense related to our decision to defer the redemption of our $1.0 billion 2022 Senior Notes as well as incremental borrowings on our revolving credit facility, both as measures to preserve liquidity due to the economic environment created by COVID-19.

Income Tax Expense

For the three months ended June 30, 2020, we recorded income tax expense of $742 million on pre-tax earnings of $1.9 billion, or an effective tax rate of 38.2%, which reflects the reinstatement of the health insurer fee in 2020. For the three months ended June 30, 2019, we recorded income tax expense of $170 million on pre-tax earnings of $662 million, or an effective tax rate of 25.7%, which reflects the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2020	2019	% Change
Total Revenues
Managed Care	$26,740	$17,546	52%
Specialty Services	4,092	3,403	20%
Eliminations	(3,120)	(2,593)	(20)%
Consolidated Total	$27,712	$18,356	51%
Earnings from Operations
Managed Care	$1,909	$587	225%
Specialty Services	109	56	95%
Consolidated Total	$2,018	$643	214%

Managed Care

Total revenues increased 52% in the three months ended June 30, 2020, compared to the corresponding period in 2019, due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states, particularly Iowa and Pennsylvania, and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan. Earnings from operations increased $1.3 billion between years, primarily due to the acquisition of WellCare, lower medical utilization due to the COVID-19 pandemic and the reinstatement of the health insurer fee in 2020, partially offset by normalized margins in the Health Insurance Marketplace business.

Specialty Services

Total revenues increased 20% in the three months ended June 30, 2020, compared to the corresponding period in 2019, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, increased volume in our specialty pharmacy business, and non-specialty pharmacy sales to our recently divested Illinois health plan. Earnings from operations increased $53 million in the three months ended June 30, 2020, compared to the corresponding period in 2019, driven by a significant decrease in dental and vision claims due to the COVID-19 pandemic.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total Revenues

The following table sets forth supplemental revenue information for the six months ended June 30, ($ in millions):

	2020	2019	% Change
Medicaid	$35,170	$24,727	42%
Commercial	8,255	7,517	10%
Medicare (1)	6,554	2,848	130%
Medicare PDP	1,274	—	n.m.
Other	2,484	1,708	45%
Total Revenues	$53,737	$36,800	46%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.
n.m.: not meaningful

Total revenues increased 46% in the six months ended June 30, 2020 over the corresponding period in 2019 primarily due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states, particularly Iowa and Pennsylvania, and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan and the timing of pass through payments from the state of New York and California. During the six months ended June 30, 2020, we received premium rate adjustments which did not yield a net composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the six months ended June 30, 2020 was 84.9%, compared to 86.2% in the same period in 2019. The decrease was attributable to lower medical utilization due to the COVID-19 pandemic and, to a lesser extent, the reinstatement of the health insurer fee. The decrease was partially offset by the Health Insurance Marketplace business, where margins continue to normalize. The decrease was also offset by new or expanded markets, which initially operate at a higher HBR.

Cost of Services

Cost of services increased by $499 million in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily attributable to an increase in specialty pharmacy volume, non-specialty pharmacy sales to our recently divested Illinois health plan and growth from newly acquired businesses. The cost of service ratio for the six months ended June 30, 2020, was 85.6%, compared to 84.0% in the same period in 2019. The increase was driven by a higher mix of specialty pharmacy business and non-specialty pharmacy sales to our recently divested Illinois health plan, which carry a higher cost of service ratio.

Selling, General & Administrative Expenses

SG&A increased by $1.5 billion in the six months ended June 30, 2020, compared to the corresponding period in 2019. The SG&A increase was primarily due to the addition of the WellCare business, expansions, new programs and growth in many of our states, and $365 million of acquisition related expense in the six months ended June 30, 2020.

The SG&A expense ratio for the six months ended June 30, 2020 was 9.3%, compared to 9.3% for the corresponding period in 2019. The SG&A expense ratio was negatively affected by higher acquisition related expenses due to the recent closing of the WellCare acquisition, offset by the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues.

The Adjusted SG&A expense ratio for the six months ended June 30, 2020 was 8.6%, compared to 9.2% for the six months ended June 30, 2019. The Adjusted SG&A expense ratio benefited from the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues.

Health Insurer Fee Expense

Health insurer fee expense was $724 million for the six months ended June 30, 2020. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record health insurer fee expense for the corresponding period in 2019.

Impairment

During the first quarter of 2020, we recorded $72 million of a non-cash impairment of our third-party care management software business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2020	2019
Investment and other income	$280	$219
Debt extinguishment costs	(44)	—
Interest expense	(367)	(200)
Other income (expense), net	$(131)	$19

Investment and other income. Investment and other income increased by $61 million in the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was due to a $104 million gain related to the divestiture of certain products of our Illinois health plan as part of the previously announced divestiture agreements associated with the WellCare Acquisition as well as overall higher investment balances. The increase was partially offset as the amount of reinvested funds decreased in order to preserve liquidity due to the economic environment created by COVID-19 and by a decline in the performance of our deferred compensation investment fund portfolio, which fluctuates with its underlying investments. The losses from our deferred compensation portfolio were substantially offset by decreases in deferred compensation expense, recorded in SG&A expense.

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

Interest expense. Interest expense increased by $167 million in the six months ended June 30, 2020, compared to the corresponding period in 2019, driven by an increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019 to finance the cash consideration of the WellCare Acquisition as well as the $1.9 billion of WellCare Notes assumed upon acquisition. The increase was also driven by incremental interest expense related to our decision to defer the redemption of our $1.0 billion 2022 Senior Notes as well as incremental borrowings on our revolving credit facility, both as measures to preserve liquidity due to the economic environment created by COVID-19.

Income Tax Expense

For the six months ended June 30, 2020, we recorded income tax expense of $827 million on pre-tax earnings of $2.1 billion, or an effective tax rate of 39.9%, which reflects the reinstatement of the health insurer fee in 2020, the non-deductibility of certain acquisition related expenses, and the tax impact associated with the Illinois divestiture. For the six months ended June 30, 2019, we recorded income tax expense of $336 million on pre-tax earnings of $1.3 billion, or an effective tax rate of 24.9%, which reflects the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2020	2019	% Change
Total Revenues
Managed Care	$51,776	$35,268	47%
Specialty Services	7,995	6,610	21%
Eliminations	(6,034)	(5,078)	(19)%
Consolidated Total	$53,737	$36,800	46%
Earnings from Operations
Managed Care	$2,126	$1,202	77%
Specialty Services	80	126	(37)%
Consolidated Total	$2,206	$1,328	66%

Managed Care

Total revenues increased 47% in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states, particularly Iowa and Pennsylvania, and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan and the timing of pass through payments from the state of New York and California. Earnings from operations increased $924 million between years driven by the acquisition of WellCare, lower medical utilization due to the COVID-19 pandemic, and the reinstatement of the health insurer fee in 2020, partially offset by higher acquisition related expenses and normalized margins in the Health Insurance Marketplace business.

Specialty Services

Total revenues increased 21% in the six months ended June 30, 2020, compared to the corresponding period in 2019, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions, increased volume in our specialty pharmacy business, and non-specialty pharmacy sales to our recently divested Illinois health plan. Earnings from operations decreased $46 million in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily due to the previously discussed $72 million impairment related to our third-party care management software business and our move to transparent pharmacy pricing, which began in the second quarter of 2019, partially offset by a decrease in dental and vision claims due to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$3,474	$2,233
Net cash used in investing activities	(3,032)	(929)
Net cash provided by financing activities	379	236
Effect of exchange rate changes on cash and cash equivalents	3	2
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$824	$1,542

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $3.5 billion in the six months ended June 30, 2020 compared to providing cash of $2.2 billion in the comparable period in 2019. Operating cash flow provided by operations in 2020 was due to net earnings, an increase in accounts payable and accrued liabilities, driven by a delay in tax payments related to the COVID-19 extensions to payment deadlines, the impact of the Health Insurer Fee, an increase net payables related to our PDP business, and an increase in other long-term liabilities, driven by the recognition of the risk adjustment payable for Health Insurance Marketplace in 2020. Operating cash flow provided by operations in 2020 was partially offset by an increase premium and related receivables, driven by pharmacy rebate receivables.

Cash flows provided by operations in 2019 was due to net earnings, an increase in other long-term liabilities, driven by the recognition of the risk adjustment payable for Health Insurance Marketplace in 2019, and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business and the commencement or expansion of the Arkansas, Florida, Pennsylvania and New Mexico health plans.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $3.0 billion in the six months ended June 30, 2020, and $929 million in the comparable period in 2019. Cash flows used in investing activities in 2020 primarily consisted of our acquisition of WellCare and net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), partially offset by divestiture proceeds.

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

We spent $412 million and $336 million in the six months ended June 30, 2020 and 2019, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of June 30, 2020, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.5 years. We had unregulated cash and investments of $2.0 billion at June 30, 2020, compared to $7.2 billion at December 31, 2019. Of the $2.0 billion, $1.1 billion represents cash and cash equivalents held by unregulated entities.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $379 million in the six months ended June 30, 2020, compared to $236 million in the comparable period in 2019. During 2020 and 2019, our net financing activities were due to increased borrowings, partially offset by common stock repurchases.

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

In February 2020, we issued $2.0 billion 3.375% Senior Notes due 2030 (the 2030 Notes). We used the net proceeds from the 2030 Notes to redeem all of our outstanding 2024 Notes. We recognized a pre-tax loss on extinguishment of approximately $44 million, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes. We intended to use remaining proceeds to redeem our $1.0 billion 4.75% Senior Notes due 2022 (the 2022 Notes). However, as a result of the spread of COVID-19 and the resulting disruption and volatility in the global capital markets, we deferred the redemption of the 2022 Notes.

In February 2020, we terminated the interest rate swap agreements associated with the 2022 Notes and the Senior Notes due January 15, 2025, (the 2025 Notes). The interest rate swaps associated with the 2024 Notes were also terminated in connection with the redemption of those notes as discussed above. In total, we terminated three interest rate swap contracts with a notional amount of $2.1 billion.

In April 2020, we completed an exchange offer, whereby we offered to exchange all of the outstanding $2.0 billion 3.375% Senior Notes due February 15, 2030, $1.0 billion 4.75% Senior Notes due 2025, $2.5 billion 4.25% Senior Notes, and $3.5 billion 4.625% Senior Notes due 2029 for identical securities that have been registered under the Securities Act of 1933.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of June 30, 2020, we had $89 million of borrowings outstanding under our Revolving Credit Facility, $1.45 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of June 30, 2020, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of June 30, 2020, we had $165 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $120 million as of June 30, 2020, which were not part of our revolving credit facility. We also had letters of credit for $13 million (valued at the June 30, 2020 conversion rate), or €12 million, representing our proportional share of the letters of credit issued to support Ribera Salud’s outstanding debt which are a part of the revolving credit facility. Collectively, the letters of credit bore weighted interest of 0.7% as of June 30, 2020. In addition, we had outstanding surety bonds of $1.0 billion as of June 30, 2020.

The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2020, we were in compliance with all covenants.

At June 30, 2020, we had working capital, defined as current assets less current liabilities, of $4.9 billion, compared to $7.4 billion at December 31, 2019. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2020, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 40.0%, compared to 52.0% at December 31, 2019. Excluding $217 million of non-recourse debt, our debt to capital ratio was 39.7% as of

June 30, 2020, compared to 51.7% at December 31, 2019. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2020 Expectations

During the remainder of 2020, we expect to make net capital contributions to our insurance subsidiaries of approximately $40 million and spend approximately $525 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2020 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

Contractual Obligations

Our contractual obligations, including medical claims liabilities, debt and interest, and lease obligations were significantly impacted due to the WellCare Acquisition, which closed in the first quarter of 2020. For additional information regarding the WellCare Acquisition and the impact to our estimated contractual obligations, refer to Note 2. Acquisitions, Note 5. Medical Claims Liability, Note 7. Debt and Note 8. Leases, included in Part I, Item 1. “Notes to the Consolidated Financial Statements” of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the six months ended June 30, 2020, we made net capital contributions of $80 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate RBC level as of December 31, 2019, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2020 (excluding the interim impact of the health insurer fee).

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the California Department of Managed Health Care (DMHC) to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities’ TNE below the required amount as specified in the undertaking.

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements. Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2020, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2020, we had short-term investments of $1.6 billion and long-term investments of $11.3 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2020, the fair value of our fixed income investments would decrease by approximately $277 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 23, 2020, we acquired WellCare. Management is currently in the process of evaluating the internal controls and procedures of WellCare and is in the process of integrating WellCare’s internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for us or the acquired WellCare business in the current and future periods. Management expects the integration process to continue throughout the year and to be completed during 2020.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 12. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread globally, including throughout the United States. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19, the costs of prevention and treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including federal, state and local laws, regulations and emergency orders, including directives to remain at home, physically distance or forced business closures), among others. Additionally, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets and a decline in interest rates which adversely impacts access to capital and could reduce our investment income. Finally, the impact of the above items on our state and federal partners could result in program changes or delayed or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our financial position, results of operations and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial position and cash flows. In addition, if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplaces, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, our parent Star rating for the 2020 rating year is 3.5, which may negatively affect quality bonus payments for Medicare Advantage plans in 2021. The lowered Star rating for the 2020 rating year may have reduced the attractiveness of the affected plans and our other offerings to members, reduce revenue from the affected plans and impact our Medicare expansion efforts, which are a strategic focus for the Company.

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

Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress, several legislative initiatives have been proposed by members of Congress and presidential candidates that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. Additionally, the outcome of the 2020 federal election and its potential impact on healthcare reform efforts is unknown. We are unable to predict the nature and success of such initiatives or political changes, which could have an adverse effect on our business.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations and cash flows.

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our Health Benefits Ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent diseases (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding the ACA, including the removal of the penalty associated with the ACA’s individual mandate in 2019 and ongoing legal challenges to the ACA including the case originally captioned Texas v. United States, which is currently pending before the Supreme Court.

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

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. In 2018, CMS proposed the removal of the fee for service adjuster from the risk adjustment data validation audit methodology. If adopted, this proposal could increase our audit error scores. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-

going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition and cash flows.

The implementation of the ACA, as well as potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our results of operations, financial position and cash flows.

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the implementation of the ACA continues to face judicial and legislative challenges as well as challenges from the current administration to repeal or change certain of its significant provisions. Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed, the current administration could continue to propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations.

Among the most significant of the ACA’s provisions was the establishment of the Health Insurance Marketplace for individuals and small employers to purchase health insurance coverage that included a minimum level of benefits and restrictions on coverage limitations and premium rates, as well as the expansion of Medicaid coverage to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state’s election. The HHS additionally indicated that it would consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning on January 1, 2014. Several states have obtained Section 1115 waivers to implement the ACA’s Medicaid expansion in ways that extend beyond the flexibility provided by the federal law, with additional states pursuing Section 1115 waivers regarding eligibility criteria, benefits, and cost-sharing, and provider payments across their Medicaid programs. Litigation challenging Section 1115 waiver activity for both new and previously approved waivers is expected to continue both through administrative actions and the courts.

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
In addition to efforts by the current administration to expand the flexibility of other insurance plan options that are not required to meet ACA requirements, there have also been efforts to address the ACA’s non-deductible tax imposed on health insurers based on prior year net premiums written (the “health insurer fee” or “HIF”). The ACA-imposed HIF was $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The HIF payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016; however, a $14.3 billion payment occurred in 2018. Collection of the HIF for 2019 was also suspended, but resumed in 2020 with an anticipated $15.5 billion payment. Congress passed a spending bill in December 2019, which would repeal the health insurance tax indefinitely, effective in 2021. There is continuing litigation pending against the federal government regarding the requirement to reimburse Medicaid managed care organizations for the health insurer fee. If we are not reimbursed by the states for the cost of the HIF (including the associated tax impact), or if we are unable to otherwise adjust our business model to address the current assessment, our results of operations, financial position and cash flows may be materially adversely affected.
The constitutionality of the ACA itself continues to face judicial challenge. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA’s individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not “severable” from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress set the individual mandate penalty to $0 and remanded the case to the district court for additional analysis on the question of severability. In March 2020, the U.S. Supreme Court agreed to hear the case to review whether the individual mandate is constitutional and, if the individual mandate is unconstitutional, the severability issue. In June 2020, Noel J. Francisco, the Solicitor General of the United States, together with multiple U.S. Department of Justice colleagues, submitted a brief to the U.S. Supreme Court supporting the argument that the individual mandate is unconstitutional and that the remaining provisions of the ACA are not severable. The U.S. Supreme Court previously declined in January 2020 to hear the appeal on an expedited basis and so no decision will be forthcoming until the next Supreme Court term in late 2020 or early 2021. The ACA remains in effect until judicial review of the decision is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration or the outcome of the lawsuit cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of new legislation, regulation or executive action could impact our business and results of operations.
Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow.

Any failure to adequately price products offered or reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow. Among other things, due to the elimination of the individual mandate penalty in the Tax Cuts and Jobs Act (TCJA), we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product, are subject to a high degree of estimation and variability, and are affected by our members’ acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.
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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum medical loss ratio (MLR) standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. CMS subsequently issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS’ efforts to streamline the Medicaid and CHIP managed care regulatory framework and to pursue a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care. Public comments were submitted in January 2019; however, a final rule has yet to be issued and may be delayed as a result of the COVID-19 pandemic. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

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

We provide pharmacy benefit management (PBM) and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. We also conduct business as a mail order pharmacy and specialty pharmacy, which subjects these businesses to extensive federal, state and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

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

We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Furthermore, COVID-19 has impacted, and may continue to impact, the global economy resulting in significant market volatility and fluctuating interest rates. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

In connection with start-up operations and system migrations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates, including those related to stay-at-home directives and other impacts of COVID-19. As a result of these factors, start-up operations may decrease our profitability. The timing of the East Coast headquarters in Charlotte, and the expected benefits of its completion, may also be negatively impacted as a result of these factors. In addition, we are planning to further expand our business internationally and we will be subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

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

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. We may be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. While we have succession plans in place for members of our executive and senior management team, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management team or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Managed Care and Specialty Services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives and senior management, our business and financial position, results of operations or cash flows could be harmed.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, the Gramm-Leach-Bliley Act, and the European Union’s General Data Protection Regulation, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. However, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position and cash flows.

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

We, along with other companies involved in public healthcare programs, are the subject of federal and state fraud, waste and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have fraud, waste and abuse laws, including false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government’s behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions.
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

As of June 30, 2020, we had consolidated indebtedness of $16.8 billion, and we may further increase our indebtedness in the future.

In connection with the WellCare Acquisition, we issued $7.0 billion of new senior notes and also completed an exchange offer for 5.25% Senior Notes due 2025 and 5.375% Senior Notes due 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due 2026. Additionally, our wholly-owned subsidiary, Wellington Merger Sub II, Inc. assumed the remaining WellCare Notes. This increased indebtedness and any resulting higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

As of June 30, 2020, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

We expect to incur substantial expenses in connection with the integration of our business with WellCare. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. In addition, our and WellCare’s businesses will continue to maintain a presence in St. Louis, Missouri and Tampa, Florida, respectively. The substantial majority of these costs will be non-recurring expenses related to the WellCare Acquisition (including financing of the WellCare Acquisition), facilities and systems consolidation costs. We may incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the WellCare Acquisition, rating agencies may take negative actions with regard to the company’s credit ratings, which may increase the our financing costs, including in connection with the financing of the WellCare Acquisition.

The financing arrangements that we entered into in connection with the WellCare Acquisition may, under certain circumstances, contain restrictions and limitations that could significantly impact our ability to operate our business.

We incurred significant new indebtedness in connection with the WellCare Acquisition. Certain of the agreements governing the indebtedness that we incurred in connection with the WellCare Acquisition contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2020 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - April 30, 2020	13	$66.41	—	5,488
May 1 - May 31, 2020	14	62.92	—	5,488
June 1 - June 30, 2020	21	64.00	—	5,488
Total	48	$64.32	—	5,488
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to 14,160 thousand shares. A remaining amount of 5,488 thousand shares are available under the program. No duration has been placed on the repurchase program.

ITEM 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment No.1 to the 2002 Employee Stock Purchase Plan, As Amended and Restated (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on May 22, 2020)

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2020 and 2019; (iv) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 28, 2020.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)