Form 10-Q
period 2020-09-30
CENTENE CORP
filed 2020-10-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 16, 2020, the registrant had 579,797,682 shares of common stock outstanding.

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including but not limited to:

•the impact of COVID-19 on global markets, economic conditions, the healthcare industry and our results of operations, which is unknown, and the response by governments and other third parties;
•uncertainty as to our expected financial performance during the period of integration of the WellCare Acquisition;
•our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves, including fluctuations in medical utilization rates due to the impact of COVID-19;
•the possibility that the expected synergies and value creation from the WellCare Acquisition will not be realized, or will not be realized within the expected time period;
•the risk that unexpected costs will be incurred in connection with the integration of the WellCare Acquisition or that the integration of WellCare will be more difficult or time consuming than expected;
•unexpected costs, charges or expenses resulting from the WellCare Acquisition;
•the inability to retain key personnel;
•disruption from the integration of the WellCare Acquisition, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;
•the risk that we may not be able to effectively manage our expanded operations;
•competition;
•membership and revenue declines or unexpected trends;
•changes in healthcare practices, new technologies, and advances in medicine;
•increased healthcare costs;
•changes in economic, political or market conditions;
•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Affordability Reconciliation Act, collectively referred to as the ACA and any regulations enacted thereunder that may result from changing political conditions or judicial actions, including the ultimate outcome in “Texas v. United States of America” regarding the constitutionality of the ACA;
•rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;
i

•our ability to adequately price products on the Health Insurance Marketplaces and other commercial and Medicare products;
•tax matters;
•disasters or major epidemics;
•the outcome of legal and regulatory proceedings;
•changes in expected contract start dates;
•provider, state, federal, foreign and other contract changes and timing of regulatory approval of contracts;
•the expiration, suspension, or termination of our contracts with federal or state governments (including but not limited to Medicaid, Medicare, TRICARE or other customers);
•the difficulty of predicting the timing or outcome of pending or future litigation or government investigations;
•challenges to our contract awards;
•cyber-attacks or other privacy or data security incidents;
•the possibility that the expected synergies and value creation from acquired businesses, including businesses we may acquire in the future, will not be realized, or will not be realized within the expected time period;
•the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions;
•disruption caused by significant completed and pending acquisitions, including, among others, the WellCare Acquisition, making it more difficult to maintain business and operational relationships;
•the risk that unexpected costs will be incurred in connection with the completion and/or integration of acquisition transactions;
•changes in expected closing dates, estimated purchase price and accretion for acquisitions;
•the risk that acquired businesses will not be integrated successfully;
•restrictions and limitations in connection with our indebtedness;
•our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that can impact revenue and future growth;
•availability of debt and equity financing, on terms that are favorable to us;
•inflation; and
•foreign currency fluctuations.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company’s performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

GAAP net earnings	$568	$95	$1,820	$1,112
Amortization of acquired intangible assets	164	65	527	194
Acquisition related expenses	62	25	446	66
Other adjustments (1)	—	271	12	271
Income tax effects of adjustments (2)	(53)	(54)	(178)	(95)
Adjusted net earnings	$741	$402	$2,627	$1,548

GAAP diluted earnings per share (EPS)	$0.97	$0.23	$3.16	$2.65
Amortization of acquired intangible assets (3)	0.21	0.12	0.70	0.35
Acquisition related expenses (4)	0.08	0.04	0.65	0.12
Other adjustments (1)	—	0.57	0.05	0.57
Adjusted Diluted EPS	$1.26	$0.96	$4.56	$3.69
(1)    Other adjustments include the following items for the nine months ended September 30, 2020: (a) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.10 per diluted share, net of an income tax expense of $0.08; (b) non-cash impairment of our third-party care management software business of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.03; and (c) debt extinguishment costs of $44 million, or $0.05 per diluted share, net of an income tax benefit of $0.02. Other adjustments for the three and nine months ended September 30, 2019 includes the non-cash goodwill and intangible asset impairment of $271 million, or $0.57 per diluted share. The impairment is net of an income tax benefit of $0.08 for the three and nine months ended September 30, 2019.
(2)    The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.
(3)    The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.07 and $0.03 for the three months ended September 30, 2020 and 2019, respectively, and $0.22 and $0.11 for the nine months ended September 30, 2020 and 2019, respectively.
(4)    Acquisition related expenses per diluted share are net of an income tax benefit of $0.02 and $0.02 for the three months ended September 30, 2020 and 2019, respectively, and $0.12 and $0.04 for the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

GAAP selling, general and administrative expenses	$2,507	$1,617	$7,146	$4,800
Acquisition related expenses	61	23	426	61
Adjusted selling, general and administrative expenses	$2,446	$1,594	$6,720	$4,739
iii

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,198	$12,123
Premium and trade receivables	11,670	6,247
Short-term investments	1,497	863
Other current assets	1,910	1,090
Total current assets	27,275	20,323
Long-term investments	9,859	7,717
Restricted deposits	1,055	658
Property, software and equipment, net	2,669	2,121
Goodwill	17,964	6,863
Intangible assets, net	8,130	2,063
Other long-term assets	1,412	1,249
Total assets	$68,364	$40,994

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$12,899	$7,473
Accounts payable and accrued expenses	7,102	4,164
Return of premium payable	1,123	824
Unearned revenue	582	383
Current portion of long-term debt	89	88
Total current liabilities	21,795	12,932
Long-term debt	16,737	13,638
Other long-term liabilities	3,953	1,732
Total liabilities	42,485	28,302
Commitments and contingencies
Redeemable noncontrolling interests	36	33
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 595,622 issued and 579,726 outstanding at September 30, 2020, and 421,508 issued and 415,048 outstanding at December 31, 2019	—	—
Additional paid-in capital	19,390	7,647
Accumulated other comprehensive earnings	293	134
Retained earnings	6,804	4,984
Treasury stock, at cost (15,896 and 6,460 shares, respectively)	(762)	(214)
Total Centene stockholders’ equity	25,725	12,551
Nonredeemable Noncontrolling interest	118	108
Total stockholders’ equity	25,843	12,659
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$68,364	$40,994
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Premium	$26,537	$17,472	$74,496	$50,229
Service	922	743	2,859	2,123
Premium and service revenues	27,459	18,215	77,355	52,352
Premium tax and health insurer fee	1,631	761	5,472	3,424
Total revenues	29,090	18,976	82,827	55,776
Expenses:
Medical costs	22,932	15,406	63,659	43,642
Cost of services	861	619	2,519	1,778
Selling, general and administrative expenses	2,507	1,617	7,146	4,800
Amortization of acquired intangible assets	164	65	527	194
Premium tax expense	1,389	822	4,737	3,587
Health insurer fee expense	376	—	1,100	—
Impairment	—	271	72	271
Total operating expenses	28,229	18,800	79,760	54,272
Earnings from operations	861	176	3,067	1,504
Other income (expense):
Investment and other income	95	98	375	317
Debt extinguishment costs	—	—	(44)	—
Interest expense	(184)	(99)	(551)	(299)
Earnings from operations, before income tax expense	772	175	2,847	1,522
Income tax expense	207	79	1,034	415
Net earnings	565	96	1,813	1,107
Loss (earnings) attributable to noncontrolling interests	3	(1)	7	5
Net earnings attributable to Centene Corporation	$568	$95	$1,820	$1,112

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.98	$0.23	$3.21	$2.69
Diluted earnings per common share	$0.97	$0.23	$3.16	$2.65

Weighted average number of common shares outstanding:
Basic	579,510	413,616	567,586	413,302
Diluted	587,971	419,956	575,732	419,700

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$565	$96	$1,813	$1,107
Reclassification adjustment, net of tax	—	(1)	1	—
Change in unrealized gain on investments, net of tax	38	34	152	208
Defined benefit pension plan net gain, net of tax	—	—	2	—
Foreign currency translation adjustments	10	(7)	4	(7)
Other comprehensive earnings	48	26	159	201
Comprehensive earnings	613	122	1,972	1,308
Comprehensive loss (earnings) attributable to noncontrolling interests	3	(1)	7	5
Comprehensive earnings attributable to Centene Corporation	$616	$121	$1,979	$1,313

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2020

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	46	—	—	(3)	43
Other comprehensive loss, net of $(40) tax	—	—	—	(139)	—	—	—	—	(139)
Common stock issued for acquisitions	171,225	—	11,526	—	—	—	—	—	11,526
Common stock issued for employee benefit plans	2,448	—	5	—	—	—	—	—	5
Common stock repurchases	(291)	—	(17)	—	—	9,308	(541)	—	(558)
Stock compensation expense	—	—	117	—	—	—	—	—	117
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—	1
Balance, March 31, 2020	594,890	$—	$19,279	$(5)	$5,030	15,768	$(755)	$107	$23,656
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,206	—	—	(6)	1,200
Other comprehensive earnings, net of $76 tax	—	—	—	250	—	—	—	—	250
Common stock issued for employee benefit plans	269	—	7	—	—	—	—	—	7
Common stock repurchases	1	—	—	—	—	47	(3)	—	(3)
Stock compensation expense	—	—	47	—	—	—	—	—	47
Contribution from noncontrolling interest	—	—	—	—	—	—	—	15	15
Balance, June 30, 2020	595,160	$—	$19,333	$245	$6,236	15,815	$(758)	$116	$25,172
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	568	—	—	(6)	562
Other comprehensive earnings, net of $13 tax	—	—	—	48	—	—	—	—	48
Common stock issued for employee benefit plans	531	—	8	—	—	—	—	—	8
Common stock repurchases	(69)	—	(5)	—	—	81	(4)	—	(9)
Stock compensation expense	—	—	54	—	—	—	—	—	54
Contribution from noncontrolling interest	—	—	—	—	—	—	—	8	8
Balance, September 30, 2020	595,622	$—	$19,390	$293	$6,804	15,896	$(762)	$118	$25,843

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2019

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	522	—	—	(2)	520
Other comprehensive earnings, net of $30 tax	—	—	—	94	—	—	—	—	94
Common stock issued for employee benefit plans	1,363	—	4	—	—	—	—	—	4
Common stock repurchases	—	—	—	—	—	536	(35)	—	(35)
Stock compensation expense	—	—	38	—	—	—	—	—	38
Balance, March 31, 2019	419,058	$—	$7,491	$38	$4,185	5,753	$(174)	$94	$11,634
Comprehensive Earnings:
Net earnings	—	—	—	—	495	—	—	—	495
Other comprehensive earnings, net of $25 tax	—	—	—	81	—	—	—	—	81
Common stock issued for employee benefit plans	261	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	39	(2)	—	(2)
Stock compensation expense	—	—	34	—	—	—	—	—	34
Balance, June 30, 2019	419,319	$—	$7,531	$119	$4,680	5,792	$(176)	$94	$12,248
Comprehensive Earnings:
Net earnings	—	—	—	—	95	—	—	—	95
Other comprehensive earnings, net of $11 tax	—	—	—	26	—	—	—	—	26
Common stock issued for employee benefit plans	348	—	6	—	—	—	—	—	6
Common stock repurchases	—	—	—	—	—	82	(4)	—	(4)
Stock compensation expense	—	—	34	—	—	—	—	—	34
Balance, September 30, 2019	419,667	$—	$7,571	$145	$4,775	5,874	$(180)	$94	$12,405

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$1,813	$1,107
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	916	475
Stock compensation expense	218	106
Impairment	72	271
Loss on debt extinguishment	44	—
Deferred income taxes	(154)	(75)
Gain on divestiture	(104)	—
Changes in assets and liabilities
Premium and trade receivables	(1,640)	(319)
Other assets	185	(14)
Medical claims liabilities	1,563	1,091
Unearned revenue	(212)	(10)
Accounts payable and accrued expenses	(861)	(552)
Other long-term liabilities	663	68
Other operating activities, net	19	(14)
Net cash provided by operating activities	2,522	2,134
Cash flows from investing activities:
Capital expenditures	(663)	(530)
Purchases of investments	(2,911)	(2,074)
Sales and maturities of investments	3,408	1,247
Acquisitions, net of cash acquired	(3,000)	(31)
Divestiture proceeds, net of divested cash	466	—
Net cash used in investing activities	(2,700)	(1,388)
Cash flows from financing activities:
Proceeds from long-term debt	2,687	12,456
Payments of long-term debt	(1,654)	(12,293)
Common stock repurchases	(570)	(41)
Payments for debt extinguishment	(21)	—
Debt issuance costs	(94)	(6)
Other financing activities, net	35	12
Net cash provided by financing activities	383	128
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	4
Net increase in cash, cash equivalents and restricted cash and cash equivalents	213	878
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,131	5,350
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$12,344	$6,228
Supplemental disclosures of cash flow information:
Interest paid	$479	$213
Income taxes paid	$920	$511
Equity issued in connection with acquisitions	$11,526	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2020	2019
Cash and cash equivalents	$12,198	$6,215
Restricted cash and cash equivalents, included in restricted deposits	146	13
Total cash, cash equivalents, and restricted cash and cash equivalents	$12,344	$6,228
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

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued an ASU which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The ASU also clarifies and amends certain areas of ASC Topic 740 to improve consistent application of and simplify the generally accepted accounting principles within Topic 740. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company is continuing to evaluate the potential impact of the ASU on the Company’s consolidated financial position, results of operations and cash flows but expects the impact to be immaterial.

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

Total consideration paid for the acquisition was $17,605 million, consisting of Centene common shares valued at $11,431 million (based on Centene’s stock price of $66.76), $6,079 million in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service. Each WellCare share was converted into 3.38 of validly issued, fully paid, non-assessable shares of Centene common stock and $120.00 in cash. In total, 171 million shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition was funded through the issuance of long-term debt as further discussed in Note 7. Debt. The Company also recognized $62 million and $446 million of acquisition related costs, primarily related to WellCare, that were in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020, respectively.

The acquisition of WellCare was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The significant areas of the assessment of fair value that remain preliminary include identifiable intangible assets and goodwill, medical claims liability, and income taxes and, accordingly, the Company has recorded provisional amounts which are subject to adjustment. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

The Company’s preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 23, 2020 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,947
Premium and related receivables	4,254
Short-term investments	355
Other current assets	1,154
Long-term investments	2,725
Restricted deposits	320
Property, software and equipment	259
Intangible assets (a)	6,552
Other long-term assets	306
Total assets acquired	18,872

Medical claims liability	4,137
Accounts payable and accrued expenses	3,487
Return of premium payable	506
Unearned revenue	402
Long-term debt (b)	2,055
Deferred tax liabilities (c)	1,376
Other long-term liabilities	475
Total liabilities assumed	12,438

Total identifiable net assets	6,434
Goodwill (d)	11,171
Total assets acquired and liabilities assumed	$17,605

The Company has made the following preliminary fair value adjustments based on information reviewed through September 30, 2020. Significant fair value adjustments are noted as follows:

(a)     The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets will be determined primarily using variations of the income approach, which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. The identifiable intangible assets include purchased contract rights, provider contracts, trade names and developed technologies. Other valuation methods, including the market approach and cost approach, will be considered in estimating the fair value. The Company has estimated the preliminary fair value of intangible assets to be $6,552 million, adjusted from $7,000 million as of June 30, 2020, with a weighted average life of 14 years. The Company adjusted its estimate of the identifiable intangible assets during the third quarter, resulting in an amortization reduction of $34 million.

The preliminary fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights	$5,650	14
Provider contracts	227	15
Trade names	570	16
Developed technologies	105	3
Total intangible assets acquired	$6,552	14
(b)    Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of WellCare's aggregate principle of $1,950 million Senior Notes assumed in the acquisition was $2,055 million. The $105 million increase will be amortized as a reduction to interest expense over the remaining life of the debt.

(c)    The preliminary deferred tax liabilities are presented net of $401 million of deferred tax assets.

(d)    Goodwill is estimated at $11,171 million and primarily relates to synergies expected from the acquisition and the assembled workforce of WellCare. The assignment of goodwill to the Company’s respective segments has not been completed at this time, but the majority of goodwill is expected to be allocated to the Managed Care segment. The majority of the goodwill is not deductible for income tax purposes.

Divestitures

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare’s Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare’s Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene’s Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements. The Company recorded $104 million in pre-tax gains for the nine months ended September 30, 2020, as a result of the Illinois divestiture, which is included in investment and other income on the Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the three and nine months ended September 30, 2019 ($ in millions, except per share data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenues	$26,074	$76,568
Net earnings attributable to common stockholders	$232	$1,370
Diluted earnings per share	$0.39	$2.31

The unaudited pro forma total revenues for the nine months ended September 30, 2020 was $84,617 million. It is impracticable for the Company to determine the pro forma earnings information for the nine months ended September 30, 2020 due to the nature of obtaining that information as the Company immediately began integrating WellCare into its ongoing operations.

The unaudited pro forma financial information reflects the historical results of Centene and WellCare adjusted as if the acquisition had occurred on January 1, 2019, primarily for the following:
•Interest expense associated with debt incurred to finance the transaction.
•Elimination of historical WellCare intangible asset amortization expense and addition of amortization expense based on the preliminary estimated values of identifiable intangible assets of approximately $6,552 million.
•Issuance of 171 million shares of Centene common stock in connection with the per share common stock consideration.
•Elimination of acquisition related costs.
•Adjustments to income tax expense related to pro forma adjustments and increased income tax expense related to IRS Regulation 162(m)(6).

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

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,035	$4	$—	$1,039	$211	$1	$—	$212
Corporate securities	4,722	236	(20)	4,938	3,629	108	(4)	3,733
Restricted certificates of deposit	104	—	—	104	482	—	—	482
Restricted cash equivalents	146	—	—	146	8	—	—	8
Short-term time deposits	33	—	—	33	—	—	—	—
Municipal securities	2,426	121	(3)	2,544	2,320	69	(1)	2,388
Asset-backed securities	890	13	(5)	898	741	5	(2)	744
Residential mortgage-backed securities	824	29	—	853	464	8	(1)	471
Commercial mortgage-backed securities	567	28	(6)	589	380	9	(1)	388
Equity securities (1)	317	—	—	317	—	—	—	—
Private equity investments	796	—	—	796	664	—	—	664
Life insurance contracts	154	—	—	154	148	—	—	148
Total	$12,014	$431	$(34)	$12,411	$9,047	$200	$(9)	$9,238

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.
The Company’s investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2020, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2020, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available for sale debt securities was $71 million at September 30, 2020, and is included in other current assets on the Consolidated Balance Sheets.

The Company’s residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company’s commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 4 years at September 30, 2020.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2020				December 31, 2019
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate securities	$(18)	$554	$(2)	$26	$(2)	$192	$(2)	$48
Municipal securities	(3)	138	—	1	(1)	185	—	11
Asset-backed securities	(3)	198	(2)	107	(1)	153	(1)	151
Residential mortgage-backed securities	—	26	—	4	—	44	(1)	81
Commercial mortgage-backed securities	(5)	112	(1)	12	(1)	118	—	21
Total	$(29)	$1,028	$(5)	$150	$(5)	$692	$(4)	$312

As of September 30, 2020, the gross unrealized losses were generated from 1,020 positions out of a total of 5,715 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If the security meets this criterion, the decline in fair value is recorded in earnings. The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, the Company did not record an impairment for these securities.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2020				December 31, 2019
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,332	$1,340	$760	$761	$750	$752	$550	$550
One year through five years	3,826	3,989	275	277	3,034	3,106	106	108
Five years through ten years	2,179	2,338	16	17	2,162	2,257	—	—
Greater than ten years	78	82	—	—	48	50	—	—
Asset-backed securities	2,281	2,340	—	—	1,585	1,603	—	—
Total	$9,696	$10,089	$1,051	$1,055	$7,579	$7,768	$656	$658

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

The following table summarizes fair value measurements by level at September 30, 2020, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,198	$—	$—	$12,198
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$277	$5	$—	$282
Corporate securities	—	4,917	—	4,917
Municipal securities	—	2,517	—	2,517
Short-term time deposits	—	33	—	33
Asset-backed securities	—	898	—	898
Residential mortgage-backed securities	—	853	—	853
Commercial mortgage-backed securities	—	589	—	589
Equity securities	315	2	—	317
Total investments	$592	$9,814	$—	$10,406
Restricted deposits:
Cash and cash equivalents	$146	$—	$—	$146
Certificates of deposit	—	104	—	104
Corporate securities	—	21	—	21
Municipal securities	—	27	—	27
U.S. Treasury securities and obligations of U.S. government corporations and agencies	757	—	—	757
Total restricted deposits	$903	$152	$—	$1,055
Total assets at fair value	$13,693	$9,966	$—	$23,659

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s private equity investments and life insurance contracts, which approximates fair value, was $950 million and $812 million as of September 30, 2020 and December 31, 2019, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Nine Months Ended September 30,
	2020	2019
Balance, January 1	$7,473	$6,831
Less: Reinsurance recoverable	20	27
Balance, January 1, net	7,453	6,804
Acquisitions and divestitures	3,872	57
Incurred related to:
Current year	64,105	44,283
Prior years	(446)	(641)
Total incurred	63,659	43,642
Paid related to:
Current year	56,074	36,972
Prior years	6,032	5,577
Total paid	62,106	42,549
Balance at September 30, net	12,878	7,954
Plus: Reinsurance recoverable	21	21
Balance, September 30	$12,899	$7,975

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $97 million and $64 million as a reduction to premium revenue in the nine months ended September 30, 2020 and 2019, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2020 was $8,307 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act
The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.
The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2020	December 31, 2019
Risk adjustment receivable	$400	$245
Risk adjustment payable	(1,038)	(1,239)
Risk corridor receivable	457	4
Minimum medical loss ratio	(195)	(367)
Cost sharing reduction receivable	122	73
Cost sharing reduction payable	(1)	(1)

In April 2020, the U.S. Supreme Court ruled that the federal government was required to pay health insurers for payments due under the risk corridor program, originally established under the Affordable Care Act (ACA). In the third quarter of 2020, the Company recorded a pre-tax net benefit related to the ACA risk corridor receivable settlement of $398 million (net of minimum medical loss ratio payback and related expenses). The Company received substantially all of the risk corridor receivable in October 2020.

In July 2020, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2019 benefit year. As a result of the announcement, the Company reduced its risk adjustment net payables by $94 million from December 31, 2019. After consideration of minimum MLR, estimated Risk Adjustment Data Validation (RADV) audit results, and other related impacts, the net pre-tax benefit recognized was $63 million recorded in the second quarter of 2020.

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2020	December 31, 2019
$1,000 million 4.75% Senior Notes, due May 15, 2022	$1,005	$1,004
$1,000 million 6.125% Senior Notes, due February 15, 2024	—	1,000
$2,200 million 4.75% Senior Notes, due January 15, 2025	2,233	2,228
$1,200 million 5.25% Senior Notes due April 1, 2025	1,245	—
$1,800 million 5.375% Senior Notes, due June 1, 2026	1,800	1,800
$750 million 5.375% Senior Notes due August 15, 2026	796	—
$2,500 million 4.25% Senior Notes due December 15, 2027	2,481	2,479
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	—
Fair value of interest rate swap agreements	—	(1)
Total senior notes	15,060	12,010
Term loan credit facility	1,450	1,450
Revolving credit agreement	93	93
Mortgage notes payable	51	54
Construction loan payable	177	140
Finance leases and other	137	122
Debt issuance costs	(142)	(143)
Total debt	16,826	13,726
Less current portion	(89)	(88)
Long-term debt	$16,737	$13,638

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

In February 2020, the Company issued $2,000 million 3.375% Senior Notes due February 15, 2030 (the $2,000 million 2030 Notes). The Company used the net proceeds from the $2,000 million 2030 Notes to redeem all of its outstanding $1,000 million 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes). The Company recognized a pre-tax loss on extinguishment of approximately $44 million, including the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1,000 million interest rate swap associated with the 2024 Notes. The Company also intended to use remaining proceeds to redeem its $1,000 million 4.75% Senior Notes due May 15, 2022 (the 2022 Notes). However, as a result of the spread of COVID-19 and the resulting disruption and volatility in the global capital markets, the Company deferred the redemption of the 2022 Notes. The 2022 Notes were redeemed in the fourth quarter in connection with an additional offering of senior notes as further described below, and the Company decided to increase liquidity with the remaining proceeds of the $2,000 million 2030 Notes.

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

In October 2020, the Company issued $2,200 million 3.0% Senior Notes due October 2030 (the $2,200 million 2030 Notes). The Company used the net proceeds from the offering, together with cash on hand, to redeem all of the 2022 Notes and the $1,200 million 5.25% Senior Notes due 2025, including all premiums, accrued interest and expenses related to the redemptions. The Company recognized a pre-tax loss on extinguishment of $17 million on the redemption of the 2022 Notes and the $1,200 million 5.25% Senior Notes due 2025 in the fourth quarter of 2020, including the call premium and write-off of unamortized debt issuance costs.

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

8. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three and nine months ended September 30, 2020, the Company recognized operating lease expense of $68 million and $202 million, respectively.

The following table sets forth the ROU assets and lease liabilities as of September 30, 2020 ($ in millions):

September 30, 2020
Assets
ROU assets (recorded within other long-term assets)	$1,088

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$198
Long-term (recorded within other long-term liabilities)	1,039
Total lease liabilities	$1,237

During the three and nine months ended September 30, 2020, the Company reduced its lease liabilities by $67 million and $198 million, respectively, for cash paid. In addition, during the three and nine months ended September 30, 2020, new operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $55 million and $114 million, respectively. As of September 30, 2020, the Company had additional operating leases that have not yet commenced of $52 million, which included one significant lease executed during 2019. This operating lease will commence in 2020 with a lease term of 10 years. In connection with the WellCare acquisition, the Company acquired approximately $300 million of ROU assets and $300 million of lease liabilities.

As of September 30, 2020, the weighted average remaining lease term of the Company’s operating leases was 8.5 years. The lease liabilities as of September 30, 2020 reflect a weighted average discount rate of 3.7%. Lease payments over the next five years and thereafter are as follows ($ in millions):

September 30, 2020
2020	$49
2021	250
2022	210
2023	176
2024	150
2025	115
Thereafter	514
Total lease payments	1,464
Less: imputed interest	(227)
Total lease liabilities	$1,237

9. Stockholders' Equity

In January 2020, the Company issued 171 million shares of Centene common stock with a fair value of $11,431 million and paid $6,079 million in cash in exchange for all the outstanding shares of WellCare common stock. In addition, the Company recorded $95 million related to the fair value of replacement equity awards associated with pre-combination service.

During the first quarter of 2020, the Company used proceeds from divestitures to repurchase 8,672 thousand shares of Centene common stock for $500 million through the Company’s stock repurchase program. As of September 30, 2020, the Company has a remaining amount of 5,488 thousand shares available under the program. The remaining common stock repurchases during the nine months ended September 30, 2020 relate to the purchase of shares to satisfy tax withholding requirements in connection with employee equity awards.

10. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Earnings attributable to Centene Corporation	$568	$95	$1,820	$1,112

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	579,510	413,616	567,586	413,302
Common stock equivalents (as determined by applying the treasury stock method)	8,461	6,340	8,146	6,398
Weighted average number of common shares and potential dilutive common shares outstanding	587,971	419,956	575,732	419,700

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.98	$0.23	$3.21	$2.69
Diluted earnings per common share	$0.97	$0.23	$3.16	$2.65

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2020 excludes the impact of 64 thousand and 75 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the three and nine months ended September 30, 2019 excludes the impact of 1,532 thousand and 1,424 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended September 30, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$28,014	$1,076	$—	$29,090
Total revenues from internal customers	104	2,987	(3,091)	—
Total revenues	$28,118	$4,063	$(3,091)	$29,090
Earnings from operations	$888	$(27)	$—	$861

Segment information for the three months ended September 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$18,087	$889	$—	$18,976
Total revenues from internal customers	44	2,675	(2,719)	—
Total revenues	$18,131	$3,564	$(2,719)	$18,976
Earnings from operations	$385	$(209)	$—	$176

Segment information for the nine months ended September 30, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$79,573	$3,254	$—	$82,827
Total revenues from internal customers	321	8,804	(9,125)	—
Total revenues	$79,894	$12,058	$(9,125)	$82,827
Earnings from operations	$3,014	$53	$—	$3,067

Segment information for the nine months ended September 30, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$53,283	$2,493	$—	$55,776
Total revenues from internal customers	116	7,681	(7,797)	—
Total revenues	$53,399	$10,174	$(7,797)	$55,776
Earnings from operations	$1,587	$(83)	$—	$1,504

12. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company’s business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments or the False Claims Act, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions and medical malpractice, privacy, real estate, intellectual property and employment-related claims;

•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims and claims alleging that the Company has engaged in unfair business practices.

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

California

On October 20, 2015, the Company’s California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, “Related Actions”). In March 2018, the Court overruled the Company’s demurrer seeking to dismiss the complaint and denied the Company’s motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California’s motion for summary judgment was heard by the Court on March 4, 2020. On March 29, 2020, the Court granted Health Net California’s motion for summary judgment. On September 30, 2020, the plaintiff appealed the Court’s decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

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

Ambetter Class Action

On January 11, 2018, a putative class action lawsuit was filed by Cynthia Harvey and Steven A. Milman against the Company and certain subsidiaries in the U.S. District Court for the Eastern District of Washington. The complaint alleges that the Company failed to meet federal and state requirements for provider networks and directories with regard to its Ambetter policies, denied coverage and/or refused to pay for covered benefits, and failed to address grievances adequately, causing some members to incur unexpected costs. In March 2018, the Company filed separate motions to dismiss each defendant. In July 2018, the plaintiff, Cynthia Harvey, voluntarily filed a First Amended Complaint that removed Steven A. Milman as a plaintiff, dropped Centene Corporation and Superior Health Plan as defendants, abandoned certain claims, narrowed the putative class to Washington State only, and added Centene Management Company as a defendant. In August 2018, the Company moved to dismiss the First Amended Complaint. In response, the plaintiff voluntarily filed a Second Amended Complaint. In September 2018, the Company filed a motion to dismiss the Second Amended Complaint. On November 21, 2018, the Court granted in part and denied in part the Company’s motion to dismiss. The plaintiff filed a Third Amended Complaint, on November 28, 2018, against Centene Management Company and Coordinated Care Corporation (Defendants), both subsidiaries of the Company. Defendants filed an answer on December 12, 2018. The plaintiff filed a motion for class certification on January 8, 2020. The Company opposed and the Court denied the class certification. The plaintiff appealed the class certification denial to the 9th Circuit, but the 9th Circuit dismissed the plaintiff’s appeal on procedural grounds. The case proceeded as an individual lawsuit between a single member and Coordinated Care Corporation until September 15, 2020, when the case was dismissed with prejudice.

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

COVID-19 Trends and Uncertainties

The COVID-19 outbreak has created unique and unprecedented challenges. To support our members, providers, employees and the communities we serve, we have taken several actions and made numerous investments related to the COVID-19 crisis. We have extended coverage of COVID-19 testing and screening services for Medicaid, Medicare and Marketplace members and are waiving all associated member cost share amounts for COVID-19 testing and screening. We are delivering new critical support to Safety Net providers, including Federally Qualified Healthcare Centers (FQHCs), behavioral health providers, and long-term service and support organizations. We continue to address social determinants of health for vulnerable populations during the COVID-19 crisis with a commitment to research and investment in non-medical barriers to achieving quality health outcomes. We developed initiatives designed to support the disability community affected by the pandemic. We created a provider support program to assist our network providers who are seeking benefits from the Small Business Administration (SBA) through the CARES Act. We established a Medical Reserve Leave policy to support clinical staff who want to join a medical reserve force and serve their communities during the COVID-19 pandemic. We are providing additional employee benefits including waiving cost-sharing for COVID-19 related treatment, emergency paid sick leave, and one-time payments to employees in a small number of critical office functions.

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

The impact on our business in both the short-term and long-term is uncertain. The outlook for 2020 still depends on future developments, including but not limited to: the length and severity of the outbreak, effectiveness of containment actions, and the timing around the development of treatments and vaccinations. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From March 31, 2020 through September 30, 2020, our Medicaid and Health Insurance Marketplace membership has increased by 1.3 million members, in line with our expectations. The pandemic also has the potential to impact the administration of state and federal healthcare programs, premium rates and risk sharing mechanisms. We continue to have active dialogue with our state partners, and the risk sharing mechanisms and rate adjustments received continue to be in line with our expectations.

Medical utilization continues to normalize as elective procedures and other non-emergent care resume, consistent with our expectations. We have experienced and continue to expect incremental COVID-19 costs as the outbreak continues to spread. In addition, the pandemic has widespread economic impact, driving interest rate decreases and lowering our investment income.

At this point in time, we still expect the impact of all these items to slightly benefit our 2020 results. We are confident we have the team, systems, expertise and financial strength to effectively navigate this challenging pandemic landscape.

Regulatory Trends and Uncertainties

The United States government, presidential candidates, politicians, and healthcare experts continue to discuss and debate various elements of the United States healthcare payment model. From the constitutionality of the Affordable Care Act, to Medicare for All (single payer), to pharmacy pricing structures, all areas of healthcare are being challenged to assure adequate healthcare is delivered to all segments of the population. During this time of deliberation, we remain focused on the promise of delivering access to high quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

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

Third Quarter 2020 Highlights

Our financial performance for the third quarter of 2020 is summarized as follows:
•Managed care membership of 25.2 million, an increase of 9.9 million members, or 65% year-over-year.
•Total revenues of $29.1 billion, representing 53% growth year-over-year.
•HBR of 86.4%, compared to 88.2% for the third quarter of 2019.
•SG&A expense ratio of 9.1%, compared to 8.9% for the third quarter of 2019.
•Adjusted SG&A expense ratio of 8.9%, compared to 8.8% for the third quarter of 2019.
•Operating cash flows of $(952.0) million, reflecting the payment of the HIF.
•Diluted earnings per share (EPS) of $0.97, compared to $0.23 for the third quarter of 2019.
•Adjusted Diluted EPS of $1.26, compared to $0.96 for the third quarter of 2019.

A reconciliation from GAAP Diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading “Non-GAAP Financial Presentation”:

	Three Months Ended September 30,
	2020	2019
GAAP Diluted EPS, attributable to Centene	$0.97	$0.23
Amortization of acquired intangible assets	0.21	0.12
Acquisition related expenses	0.08	0.04
Other adjustments (1)	—	0.57
Adjusted Diluted EPS	$1.26	$0.96
(1) Other adjustments include the 2019 non-cash goodwill and intangible asset impairment of $271 million, or $0.57 per diluted share, substantially all related to our U.S. Medical Management (USMM) physician home health business.

The third quarter results include the following items, which had a net benefit to GAAP and Adjusted EPS of $0.29:

	GAAP	Adjusted
Diluted EPS	$0.97	$1.26
Less: risk corridor benefit, net	(0.52)	(0.52)
Plus: charitable contribution commitment	0.35	0.35
Less: tax settlement benefit	(0.12)	(0.12)
Total	$0.68	$0.97

•a pre-tax net benefit related to the Affordable Care Act (ACA) risk corridor receivable settlement of $398 million (net of minimum medical loss ratio payback and related expenses), or $0.52 per diluted share;
•a pre-tax expense of $275 million, or $0.35 per diluted share, related to a charitable contribution commitment to our foundation; and
•a favorable tax settlement of $72 million, or $0.12 per diluted share.

The following items contributed to our growth over the last year:

•Arkansas. In March 2019, our Arkansas subsidiary, Arkansas Total Care, assumed full-risk on a Medicaid special needs population comprised of people with high behavioral health needs and individuals with developmental/intellectual disabilities.

•Correctional. In July 2020, Centurion commenced a two-year contract with the Kansas Department of Administration to provide healthcare services in the Department of Corrections’ facilities. In April 2020, Centurion began providing medical services, behavioral healthcare, and substance abuse treatment within four prisons and six community corrections centers across the state of Delaware. In July 2019, Centurion began operating under a contract to provide comprehensive healthcare services to inmates housed in Arizona’s state prison system. In July 2019, Centurion began operating under a re-awarded contract to continue the provision of mental and dental health services to the Georgia Department of Correction’s state prison facilities.

•Florida. In December 2018, our Florida subsidiary, Sunshine Health, began providing physical and behavioral healthcare services through Florida’s Statewide Medicaid Managed Care Program under its new five year contract which was implemented for all 11 regions by February 2019.

•Health Insurance Marketplace. In January 2020, we expanded our offerings in the 2020 Health Insurance Marketplace in ten existing markets: Arizona, Florida, Georgia, Kansas, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Washington.

•HealthSmart. In May 2019, we acquired HealthSmart, a third party administrator providing customizable and scalable health plan solutions for self-funded employers, universities and colleges, and Native American Tribal Enterprises. Services include plan administration, care management and wellness programs, network, casualty claim, and pharmacy benefit solutions.

•Illinois. In July 2020, Meridian Health Plan of Illinois, Inc. (Meridian), began serving Medicaid members in Cook County, Illinois, as a result of a member transfer agreement under which Meridian was assigned 100% of NextLevel Health Partners, Inc.’s approximately 54,000 members who access benefits from the Illinois Department of Healthcare and Family Services’ HealthChoice Illinois Program. In February 2020, we began operating in Illinois under the first phase of an expanded contract for the Medicaid Managed Care Program. The expanded contract includes children who are in need through the Department of Children and Family Services/Youth Care by Illinois Department of Healthcare and Family Services and Foster Care.

•Iowa. In July 2019, our Iowa subsidiary, Iowa Total Care, Inc., began operating under a new statewide contract for the IA Health Link Program.

•Louisiana. In January 2020, our Louisiana subsidiary, Louisiana HealthCare Connections, began operating under a one-year emergency contract extension in response to protested contract awards. Louisiana’s state procurement officer overturned the Louisiana Department of Health’s plan to award Medicaid contracts to four health plans, excluding our Louisiana subsidiary. According to the chief procurement officer, the state health department failed to follow state law or its own evaluation and bid guidelines in its award.

•Medicare. In January 2020, we expanded our Medicare offerings. We entered Nevada and expanded our footprint in twelve existing markets: Arizona, Arkansas, California, Georgia, Kansas, Louisiana, Missouri, New Mexico, New York, Ohio, Pennsylvania, and Texas.

•New Hampshire. In September 2019, our New Hampshire subsidiary, NH Healthy Families, began operating under a new five-year contract to continue to provide service to Medicaid enrollees statewide.

•Pennsylvania. In January 2018, our Pennsylvania subsidiary, Pennsylvania Health & Wellness, began serving enrollees in the Community HealthChoices program in the Southeast region as part of the statewide contract that was fully implemented statewide by January 2020.

•QualChoice. In April 2019, we completed the acquisition of QCA Health Plan, Inc. and QualChoice Life and Health Insurance Company, Inc. The acquisition expands our footprint in Arkansas by adding additional members primarily through Commercial products.

•Spain. In December 2019, our Spanish subsidiary, Ribera Salud, acquired 93% of Hospital Povisa, S.A., a private hospital in the Vigo region of Spain. In June 2019, our Spanish subsidiary, Primero Salud, acquired additional ownership in Ribera Salud, increasing our ownership in the Spanish healthcare company from 50% to 90%.

•Washington. In January 2019, our Washington State subsidiary, Coordinated Care of Washington, began providing managed care services to Apple Health’s Fully Integrated Managed Care beneficiaries in the Greater Columbia, King and Pierce Regions. This integration continued with the addition of the North Sound Region in July 2019.

•WellCare. On January 23, 2020, we completed the WellCare Acquisition. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition is a key part of our growth as we become one of the nation’s largest sponsors of government health coverage. The transaction is valued at approximately $19.6 billion, including the assumption of $1.95 billion of outstanding debt.

The growth items listed above were partially offset by the following items:

•In September 2020, our Oregon subsidiary, Trillium Community Health Plan, began operating under an expanded contract serving as a coordinated care organization for six counties in the state; however, an additional competitor was added to Lane County. As a result, our membership decreased.

•Effective July 2020, we no longer serve members under the state-wide correctional contract in Vermont.

•In January 2020, in connection with the WellCare Acquisition, we completed the divestiture of certain products in our Illinois health plan, including the Medicaid and Medicare Advantage lines of business.

•Effective December 2019, we no longer serve members under the state-wide correctional contract in New Mexico.

•Beginning in January 2019, Health Net of Arizona, Inc. began discontinuing and non-renewing all of its Employer Group plans for small and large business groups in Arizona. The effective date of coverage termination for existing groups is dependent on remaining renewals; however, coverage is no longer provided to any group policyholders and/or members as of December 31, 2019.

We expect the following items to contribute to our revenue or future growth potential:

•We expect to realize the benefit in 2020 of acquisitions, investments, and business commenced during 2019 and 2020, as discussed above.

•In October 2019, our North Carolina joint venture, Carolina Complete Health, was awarded an additional service area to provide Medicaid managed care services in Region 4. With the addition of this new Region, Carolina Complete Health will provide Medicaid managed care services in three contiguous regions: Region 3, 4 and 5. In February 2019, WellCare was awarded a statewide contract to administer the state’s Medicaid Prepaid Health Plans. The new contracts are expected to commence in mid-2021.

The future growth items listed above are partially offset by the following items:

•Effective October 2020, we no longer serve members under the correctional contract in Mississippi.

•In October 2020, Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year, compared to 46% for the 2021 bonus year and 86% for the 2020 bonus year. Our quality bonus and rebates may be negatively impacted in 2021 and 2022, if we are unable to utilize mitigation strategies.

MEMBERSHIP

From September 30, 2019 to September 30, 2020, we increased our managed care membership by 9.9 million, or 65%. The following table sets forth our membership by line of business:

	September 30, 2020	December 31, 2019	September 30, 2019
Medicaid:
TANF, CHIP & Foster Care	11,498,700	7,528,700	7,623,400
ABD & LTSS	1,439,800	1,043,500	1,045,700
Behavioral Health	184,800	66,500	73,300
Total Medicaid	13,123,300	8,638,700	8,742,400
Medicare Prescription Drug Plan (PDP)	4,436,400	—	—
Commercial	2,719,500	2,331,100	2,388,500
Medicare (1)	1,014,300	404,500	404,500
International	599,900	599,800	462,400
Correctional	167,200	180,000	187,200
Total at-risk membership	22,060,600	12,154,100	12,185,000
TRICARE eligibles	2,877,900	2,860,700	2,860,700
Non-risk membership	227,200	227,000	227,800
Total	25,165,700	15,241,800	15,273,500

(1) Membership includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and Medicare-Medicaid Plans (MMP).

The following table sets forth additional membership statistics, which are included in the table above:

	September 30, 2020	December 31, 2019	September 30, 2019
Dual-eligible (2)	974,800	639,200	629,600
Health Insurance Marketplace	2,210,800	1,805,200	1,860,200
Medicaid Expansion	2,070,500	1,346,700	1,359,300

(2) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2020 and 2019, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2020 and 2019 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Premium	$26,537	$17,472	52%	$74,496	$50,229	48%
Service	922	743	24%	2,859	2,123	35%
Premium and service revenues	27,459	18,215	51%	77,355	52,352	48%
Premium tax and health insurer fee	1,631	761	114%	5,472	3,424	60%
Total revenues	29,090	18,976	53%	82,827	55,776	48%
Medical costs	22,932	15,406	49%	63,659	43,642	46%
Cost of services	861	619	39%	2,519	1,778	42%
Selling, general and administrative expenses	2,507	1,617	55%	7,146	4,800	49%
Amortization of acquired intangible assets	164	65	152%	527	194	172%
Premium tax expense	1,389	822	69%	4,737	3,587	32%
Health insurer fee expense	376	—	n.m.	1,100	—	n.m.
Impairment	—	271	n.m.	72	271	(73)%
Earnings from operations	861	176	389%	3,067	1,504	104%
Investment and other income	95	98	(3)%	375	317	18%
Debt extinguishment costs	—	—	n.m.	(44)	—	n.m.
Interest expense	(184)	(99)	86%	(551)	(299)	84%
Earnings from operations, before income tax expense	772	175	341%	2,847	1,522	87%
Income tax expense	207	79	162%	1,034	415	149%
Net earnings	565	96	489%	1,813	1,107	64%
Loss (earnings) attributable to noncontrolling interests	3	(1)	400%	7	5	40%
Net earnings attributable to Centene Corporation	$568	$95	498%	$1,820	$1,112	64%
Diluted earnings per common share attributable to Centene Corporation	$0.97	$0.23	322%	$3.16	$2.65	19%

n.m.: not meaningful

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total Revenues

The following table sets forth supplemental revenue information for the three months ended September 30, ($ in millions):

	2020	2019	% Change
Medicaid	$19,031	$12,859	48%
Commercial	4,638	3,670	26%
Medicare (1)	3,603	1,429	152%
Medicare PDP	582	—	n.m.
Other	1,236	1,018	21%
Total Revenues	$29,090	$18,976	53%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.
n.m.: not meaningful

Total revenues increased 53% in the three months ended September 30, 2020 over the corresponding period in 2019, due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states, the reinstatement of the health insurer fee in 2020, and the ACA risk corridor receivable settlement, partially offset by the divestiture of our Illinois health plan.

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

The HBR for the three months ended September 30, 2020, was 86.4%, compared to 88.2% in the same period in 2019. The decrease was attributable to the ACA risk corridor receivable settlement and the effect of the COVID-19 pandemic, partially offset by retroactive state premium rate adjustments and risk sharing mechanisms. The effect of the COVID-19 pandemic includes lower traditional medical utilization, partially offset by higher testing and treatment costs associated with COVID-19.

Cost of Services

Cost of services increased by $242 million in the three months ended September 30, 2020, compared to the corresponding period in 2019, primarily attributable to increased volume in our specialty pharmacy business, increased non-specialty pharmacy sales to our recently divested Illinois health plan, and growth from newly acquired businesses. The cost of service ratio for the three months ended September 30, 2020, was 93.4%, compared to 83.3% in the same period in 2019. The increase in the cost of service ratio was driven by the results of the shared savings programs in our physician home health business and non-specialty pharmacy sales to our recently divested Illinois health plan, which carries a higher cost of service ratio.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, increased by $890 million in the three months ended September 30, 2020, compared to the corresponding period in 2019. The SG&A increase was primarily due to the addition of the WellCare business, expansions, new programs and growth in many of our states, and the $275 million charitable contribution commitment to our foundation.

The SG&A expense ratio was 9.1% for the third quarter of 2020, compared to 8.9% in the third quarter of 2019. The Adjusted SG&A expense ratio was 8.9% for the third quarter of 2020, compared to 8.8% in the third quarter of 2019. The year-over-year increases to the ratios were due to the $275 million charitable contribution commitment to our foundation, partially offset by the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues.

Health Insurer Fee Expense

Health insurer fee expense was $376 million for the three months ended September 30, 2020. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record health insurer fee expense for the corresponding period in 2019.

Impairment

During the third quarter of 2019, we recorded $271 million, or $0.57 per diluted share, of non-cash goodwill and intangible asset impairment. Substantially all of the impairment is associated with our USMM physician home health business and was identified as part of our quarterly review procedures, which included an analysis of new information related to our shared savings programs, slower than expected penetration of the physician home health business model into our Medicaid population, and the related impact to revised forecasts.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2020	2019
Investment and other income	$95	$98
Interest expense	(184)	(99)
Other income (expense), net	$(89)	$(1)

Investment and other income. Investment and other income decreased by $3 million in the three months ended September 30, 2020 compared to the corresponding period in 2019. Investment income for the three months ended September 30, 2020 decreased as compared to September 30, 2019 primarily due to lower interest rates, partially offset by higher investment balances.

Interest expense. Interest expense increased by $85 million in the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was driven by an increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019 to finance the cash consideration of the WellCare Acquisition as well as the $1.9 billion of WellCare Notes assumed upon acquisition. The increase was also driven by incremental interest expense related to our decision to defer the redemption of our $1.0 billion 2022 Senior Notes as well as incremental borrowings on our revolving credit facility, both as measures to preserve liquidity due to the economic environment created by COVID-19.

Income Tax Expense

For the three months ended September 30, 2020, we recorded income tax expense of $207 million on pre-tax earnings of $772 million, or an effective tax rate of 26.8%. The effective tax rate for the third quarter of 2020 reflects a favorable tax settlement, offset by the reinstatement of the health insurer fee in 2020. For the three months ended September 30, 2019, we recorded income tax expense of $79 million on pre-tax earnings of $175 million, or an effective tax rate of 45.1%, driven by the non-deductibility of a portion of our non-cash goodwill and intangible impairment, offset by the impact of the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2020	2019	% Change
Total Revenues
Managed Care	$28,118	$18,131	55%
Specialty Services	4,063	3,564	14%
Eliminations	(3,091)	(2,719)	(14)%
Consolidated Total	$29,090	$18,976	53%
Earnings from Operations
Managed Care	$888	$385	131%
Specialty Services	(27)	(209)	87%
Consolidated Total	$861	$176	389%

Managed Care

Total revenues increased 55% in the three months ended September 30, 2020, compared to the corresponding period in 2019, due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states, the reinstatement of the health insurer fee in 2020, and the ACA risk corridor receivable settlement, partially offset by the divestiture of our Illinois health plan. Earnings from operations increased $503 million between years, primarily due to the acquisition of WellCare, the ACA risk corridor receivable settlement, the reinstatement of the HIF in 2020, and lower medical utilization due to the COVID-19 pandemic, partially offset by our charitable contribution commitment to our foundation and the Health Insurance Marketplace business, where margins continue to normalize.

Specialty Services

Total revenues increased 14% in the three months ended September 30, 2020, compared to the corresponding period in 2019, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions and increased volume in our specialty pharmacy business. Earnings from operations increased $182 million in the three months ended September 30, 2020, compared to the corresponding period in 2019. Earnings from operations in 2019 were negatively affected by the previously discussed non-cash goodwill and intangible impairment related to our USMM physician home health business. Earnings from operations in 2020 were negatively affected by the results of the shared savings programs in our physician home health business.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total Revenues

The following table sets forth supplemental revenue information for the nine months ended September 30, ($ in millions):

	2020	2019	% Change
Medicaid	$54,201	$37,586	44%
Commercial	12,893	11,187	15%
Medicare (1)	10,157	4,277	137%
Medicare PDP	1,856	—	n.m.
Other	3,720	2,726	36%
Total Revenues	$82,827	$55,776	48%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.
n.m.: not meaningful

Total revenues increased 48% in the nine months ended September 30, 2020 over the corresponding period in 2019 primarily due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan. During the nine months ended September 30, 2020, we received premium rate adjustments which yielded a net 1% composite increase across all of our markets.

Operating Expenses

Medical Costs

The HBR for the nine months ended September 30, 2020 was 85.5%, compared to 86.9% in the same period in 2019. The decrease was attributable to the ACA risk corridor receivable settlement and lower medical utilization due to the COVID-19 pandemic, partially offset by the Health Insurance Marketplace business, where margins continue to normalize.

Cost of Services

Cost of services increased by $741 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019, primarily attributable to increased volume in our specialty pharmacy business, increased non-specialty pharmacy sales to our recently divested Illinois health plan, and growth from newly acquired businesses. The cost of service ratio for the nine months ended September 30, 2020, was 88.1%, compared to 83.7% in the same period in 2019. The increase in the cost of service ratio was driven by the results of the shared savings programs in our physician home health business and non-specialty pharmacy sales to our recently divested Illinois health plan, which carries a higher cost of service ratio.

Selling, General & Administrative Expenses

SG&A increased by $2.3 billion in the nine months ended September 30, 2020, compared to the corresponding period in 2019. The SG&A increase was primarily due to the addition of the WellCare business, expansions, new programs and growth in many of our states, and $426 million of acquisition related expense in the nine months ended September 30, 2020.

The SG&A expense ratio for the nine months ended September 30, 2020 was 9.2%, compared to 9.2% for the corresponding period in 2019. The 2020 SG&A expense ratio was negatively affected by higher acquisition related expenses due to the recent closing of the WellCare acquisition and the $275 million charitable contribution commitment to our foundation, offset by the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues.

The Adjusted SG&A expense ratio for the nine months ended September 30, 2020 was 8.7%, compared to 9.1% for the nine months ended September 30, 2019. The Adjusted SG&A expense ratio benefited from the addition of the WellCare business, which operates at a lower SG&A ratio, and the leveraging of expenses over higher revenues, partially offset by the $275 million charitable contribution commitment to our foundation.

Health Insurer Fee Expense

Health insurer fee expense was $1.1 billion for the nine months ended September 30, 2020. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record health insurer fee expense for the corresponding period in 2019.

Impairment

During the first quarter of 2020, we recorded $72 million of a non-cash impairment of our third-party care management software business. During the third quarter of 2019, we recorded $271 million, or $0.57 per diluted share, of non-cash goodwill and intangible asset impairment. Substantially all of the impairment is associated with our USMM physician home health business and was identified as part of our quarterly review procedures, which included an analysis of new information related to our shared savings programs, slower than expected penetration of the physician home health business model into our Medicaid population, and the related impact to revised forecasts.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2020	2019
Investment and other income	$375	$317
Debt extinguishment costs	(44)	—
Interest expense	(551)	(299)
Other income (expense), net	$(220)	$18

Investment and other income. Investment and other income increased by $58 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was due to a $104 million gain related to the divestiture of certain products of our Illinois health plan as part of the previously announced divestiture agreements associated with the WellCare Acquisition as well as overall higher investment balances, partially offset by lower interest rates.

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

Interest expense. Interest expense increased by $252 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019, driven by an increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019 to finance the cash consideration of the WellCare Acquisition as well as the $1.9 billion of WellCare Notes assumed upon acquisition. The increase was also driven by incremental interest expense related to our decision to defer the redemption of our $1.0 billion 2022 Senior Notes as well as incremental borrowings on our revolving credit facility, both as measures to preserve liquidity due to the economic environment created by COVID-19.

Income Tax Expense

For the nine months ended September 30, 2020, we recorded income tax expense of $1.0 billion on pre-tax earnings of $2.8 billion, or an effective tax rate of 36.3%. The effective tax rate for the nine months ended September 30, 2020 reflects the tax impact associated with the Illinois divestiture and the reinstatement of the health insurer fee in 2020, partially offset by a favorable tax settlement. For the nine months ended September 30, 2019, we recorded income tax expense of $415 million on pre-tax earnings of $1.5 billion, or an effective tax rate of 27.3%, which reflects the health insurer fee moratorium.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2020	2019	% Change
Total Revenues
Managed Care	$79,894	$53,399	50%
Specialty Services	12,058	10,174	19%
Eliminations	(9,125)	(7,797)	(17)%
Consolidated Total	$82,827	$55,776	48%
Earnings from Operations
Managed Care	$3,014	$1,587	90%
Specialty Services	53	(83)	164%
Consolidated Total	$3,067	$1,504	104%

Managed Care

Total revenues increased 50% in the nine months ended September 30, 2020, compared to the corresponding period in 2019, primarily due to the acquisition of WellCare, growth in the Health Insurance Marketplace business, expansions, new programs and growth in many of our states and the reinstatement of the health insurer fee in 2020, partially offset by the divestiture of our Illinois health plan. Earnings from operations increased $1.4 billion between years driven by the acquisition of WellCare, lower medical utilization due to the COVID-19 pandemic, and the reinstatement of the HIF in 2020, partially offset by higher acquisition related expenses and normalized margins in the Health Insurance Marketplace business.

Specialty Services

Total revenues increased 19% in the nine months ended September 30, 2020, compared to the corresponding period in 2019, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions and increased volume in our specialty pharmacy business. Earnings from operations increased $136 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019. Earnings from operations in 2019 were negatively affected by the previously discussed non-cash goodwill and intangible impairment related to our USMM physician home health business. Earnings from operations in 2020 was negatively affected by the previously discussed $72 million impairment related to our third-party care management software business and the results of the shared savings programs in our physician home health business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$2,522	$2,134
Net cash used in investing activities	(2,700)	(1,388)
Net cash provided by financing activities	383	128
Effect of exchange rate changes on cash and cash equivalents	8	4
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$213	$878

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $2.5 billion in the nine months ended September 30, 2020 compared to providing cash of $2.1 billion in the comparable period in 2019. Operating cash flow provided by operations in 2020 was due to net earnings, an increase in medical claims liabilities from growth and expansions, and an increase in other long-term liabilities related to minimum MLR payables and a delay in tax payments related to the COVID-19 extensions to payment deadlines. This was partially offset by an increase in premium and related receivables due to the timing of payments for pharmacy rebates and HIF reimbursement and a decrease in accounts payable and accrued expenses related to risk adjustment and minimum MLR payments.

Cash flows provided by operations in 2019 was primarily due to net earnings and an increase in medical claims liabilities, primarily resulting from growth in the Health Insurance Marketplace business and the commencement or expansion of the Arkansas, Iowa, Pennsylvania and New Mexico health plans.

Cash flows from operations in each year can be impacted by the timing of payments we receive from our states. As we have seen historically, states may prepay the following month premium payment, which we record as unearned revenue, or they may delay our premium payment, which we record as a receivable. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules, which could positively or negatively impact our reported cash flows from operating activities in any given period.

Cash Flows Used in Investing Activities

Investing activities used cash of $2.7 billion in the nine months ended September 30, 2020, and $1.4 billion in the comparable period in 2019. Cash flows used in investing activities in 2020 primarily consisted of our acquisition of WellCare, partially offset by divestiture proceeds.

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

We spent $663 million and $530 million in the nine months ended September 30, 2020 and 2019, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of September 30, 2020, our investment portfolio consisted primarily of fixed-income securities with an average duration of 2.8 years. We had unregulated cash and investments of $2.0 billion at September 30, 2020, compared to $7.2 billion at December 31, 2019. Of the $2.0 billion, $1.1 billion represents cash and cash equivalents held by unregulated entities.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $383 million in the nine months ended September 30, 2020, compared to $128 million in the comparable period in 2019. During 2020 and 2019, our net financing activities were due to increased borrowings, partially offset by common stock repurchases.

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

In February 2020, we issued $2.0 billion 3.375% Senior Notes due 2030 (the $2.0 billion 2030 Notes). We used the net proceeds from the $2.0 billion 2030 Notes to redeem all of our outstanding 2024 Notes. We recognized a pre-tax loss on extinguishment of approximately $44 million, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes. We intended to use remaining proceeds to redeem our $1.0 billion 4.75% Senior Notes due 2022 (the 2022 Notes). The 2022 Notes were redeemed in the fourth quarter in connection with an additional offering of senior notes as further described below, and we decided to increase liquidity with the remaining proceeds of the $2.0 billion 2030 Notes.

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

In October 2020, we issued $2.2 billion 3.0% Senior Notes due October 2030 (the $2.2 billion 2030 Notes). The Company used the net proceeds from offering, together with cash on hand, to redeem all of the 2022 Notes and the $1.2 billion 5.25% Senior Notes due 2025, including all premiums, accrued interest and expenses related to the redemptions.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of September 30, 2020, we had $93 million of borrowings outstanding under our Revolving Credit Facility, $1.45 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2020, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2021 with an optional one-year extension. The agreement contains financial and non-financial covenants aligning with our revolving credit agreement. We have guaranteed completion of the construction project associated with the loan. As of September 30, 2020, we had $177 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $121 million as of September 30, 2020, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of September 30, 2020. In addition, we had outstanding surety bonds of $1.1 billion as of September 30, 2020.

The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2020, we were in compliance with all covenants.

At September 30, 2020, we had working capital, defined as current assets less current liabilities, of $5.5 billion, compared to $7.4 billion at December 31, 2019. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2020, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 39.4%, compared to 52.0% at December 31, 2019. Excluding $228 million of non-recourse debt, our debt to capital ratio was 39.1% as of September 30, 2020, compared to 51.7% at December 31, 2019. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2020 Expectations

During the remainder of 2020, we expect to receive net dividends from our insurance subsidiaries of approximately $423 million and spend approximately $230 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2020 and borrowings on our Revolving Credit Facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2020, we made net capital contributions of $180 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate RBC level as of December 31, 2019, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2020 (excluding the interim impact of the health insurer fee).

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

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2020, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2020, we had short-term investments of $1.5 billion and long-term investments of $10.9 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2020, the fair value of our fixed income investments would decrease by approximately $307 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread globally, including throughout the United States. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19, the costs of prevention and treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including federal, state and local laws, regulations and emergency orders, including directives to remain at home, physically distance or forced business closures), among others. Additionally, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets and a decline in interest rates which adversely impacts access to capital and could reduce our investment income. Finally, the impact of the above items on our state and federal partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our financial position, results of operations and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member’s health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029. The Coronavirus Aid, Relief, and Economic Security Act of 2020 temporarily suspended the Medicare sequestration for the period of May 1, 2020 through December 31, 2020, while also extending the mandatory sequestration policy by an additional one year, through 2030.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, in October 2020, the Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year, compared to 46% for the 2021 bonus year and 86% for the 2020 bonus year. Our quality bonus and rebates may be negatively impacted in 2021 and 2022 and the attractiveness of our Medicare Advantage plans may be reduced.

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

Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress, several legislative initiatives have been proposed by members of Congress that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. Additionally, the outcome of the 2020 federal election and its potential impact on healthcare reform efforts is unknown. We are unable to predict the nature and success of such initiatives or political changes, which could have an adverse effect on our business.

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

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. In 2018, CMS proposed the removal of the fee for service adjuster from the risk adjustment data validation audit methodology. If adopted, this proposal, or any similar CMS rulemaking initiative, could increase our audit error scores. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition to efforts by the current administration to expand the flexibility of other insurance plan options that are not required to meet ACA requirements, there have also been efforts to address the ACA’s non-deductible tax imposed on health insurers based on prior year net premiums written (the “health insurer fee” or “HIF”). The ACA-imposed HIF was $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The HIF payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016; however, a $14.3 billion payment occurred in 2018. Collection of the HIF for 2019 was also suspended, but resumed in 2020 with a $15.5 billion payment. Congress passed a spending bill in December 2019, which would repeal the health insurance tax indefinitely, effective in 2021. There is continuing litigation pending against the federal government regarding the requirement to reimburse Medicaid managed care organizations for the health insurer fee. If we are not reimbursed by the states for the cost of the HIF (including the associated tax impact), or if we are unable to otherwise adjust our business model to address the current assessment, our results of operations, financial position and cash flows may be materially adversely affected.

The constitutionality of the ACA itself continues to face judicial challenge. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA’s individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not “severable” from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress set the individual mandate penalty to $0 and remanded the case to the district court for additional analysis on the question of severability. In March 2020, the U.S. Supreme Court agreed to hear the case to review whether the individual mandate is constitutional and, if the individual mandate is unconstitutional, the severability issue. In June 2020, Noel J. Francisco, the Solicitor General of the United States, together with multiple U.S. Department of Justice colleagues, submitted a brief to the U.S. Supreme Court supporting the argument that the individual mandate is unconstitutional and that the remaining provisions of the ACA are not severable. The U.S. Supreme Court has scheduled oral arguments for November 2020 and the ACA remains in effect until judicial review of the decision is concluded. The ultimate content, timing or effect of any potential future legislation enacted under the current administration or the outcome of the lawsuit cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

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

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2021 PDP bids resulted in 33 of the 34 CMS regions in which we were below the benchmarks, and within the de minimis range in the remaining region, compared with our 2020 PDP bids in which we were below the benchmarks in 32 regions, and within the de minimis range in the remaining two regions. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership.

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

In addition, HIPAA broadened the scope of fraud, waste and abuse laws applicable to healthcare companies and established enforcement mechanisms to combat fraud, waste and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office for Civil Rights. It is possible that Congress may enact additional legislation in the future to increase the amount or application of penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

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
The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The integration may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the integration;
•managing a larger company;
•maintaining employee morale and retaining key management and other employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems;
•unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;
•unforeseen expenses or delays associated with the acquisition and/or integration; and
•decreases in premiums paid under government sponsored healthcare programs by any state in which we operate.

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

As of September 30, 2020, we had consolidated indebtedness of $16.8 billion, and we may further increase our indebtedness in the future.

This may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

As of September 30, 2020, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

The WellCare Acquisition involves the integration of WellCare’s business with our existing business, which is a complex, costly and time-consuming process. We have not previously completed an acquisition comparable in size or scope to the WellCare Acquisition. The integration of the two companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the WellCare Acquisition;
•managing a larger company;

•maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems;
•unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;
•unforeseen expenses or delays associated with the WellCare Acquisition; and
•achieving actual cost savings of the WellCare Acquisition at the anticipated levels.

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

We incurred significant new indebtedness in connection with the WellCare Acquisition. Certain of the agreements governing the indebtedness that we incurred in connection with the WellCare Acquisition contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:
•payments in respect of, or redemptions or acquisitions of, debt or equity issued by the Company or its subsidiaries, including the payment of dividends on our common stock;
•incurring additional indebtedness;
•incurring guarantee obligations;
•paying dividends;
•creating liens on assets;
•entering into sale and leaseback transactions;
•making investments, loans or advances;
•entering into hedging transactions;
•engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and
•engaging in certain transactions with affiliates.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third quarter 2020 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2020	44	$65.58	—	5,488
August 1 - August 31, 2020	7	63.89	—	5,488
September 1 - September 30, 2020	30	58.51	—	5,488
Total	81	$62.83	—	5,488
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

4.1
Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2020).

4.2
First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2020).

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2020 and 2019; (iv) our Consolidated Statements of Stockholders’ Equity for the periods ended September 30, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 27, 2020.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ CHRISTOPHER R. ISAAK
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)