Form 10-K
period 2020-12-31
CENTENE CORP
filed 2021-02-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2020, was $36.8 billion.
As of February 19, 2021, the registrant had 581,593,037 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2021 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our proposed acquisition of Magellan Health (the Magellan Acquisition), our recently completed acquisition of WellCare Health Plans, Inc. (WellCare and such acquisition, the WellCare Acquisition), other recent and future acquisitions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 1. "Business," Part I, Item IA "Risk Factors," Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including, but not limited to:

•the impact of COVID-19 on global markets, economic conditions, the healthcare industry and our results of operations and the response by governments and other third parties;
•the risk that regulatory or other approvals required for the Magellan Acquisition may be delayed or not obtained or are obtained subject to conditions that are not anticipated that could require the exertion of management's time and our resources or otherwise have an adverse effect on us;
•the risk that Magellan Health's stockholders do not approve the definitive merger agreement;
•the possibility that certain conditions to the consummation of the Magellan Acquisition will not be satisfied or completed on a timely basis and accordingly the Magellan Acquisition may not be consummated on a timely basis or at all;
•uncertainty as to the expected financial performance of the combined company following completion of the Magellan Acquisition;
•the possibility that the expected synergies and value creation from the Magellan Acquisition or the WellCare Acquisition will not be realized, or will not be realized within the applicable expected time periods;
•the exertion of management's time and our resources, and other expenses incurred and business changes required, in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for the Magellan Acquisition;
•the risk that unexpected costs will be incurred in connection with the completion and/or integration of the Magellan Acquisition or that the integration of Magellan Health will be more difficult or time consuming than expected;
•the risk that potential litigation in connection with the Magellan Acquisition may affect the timing or occurrence of the Magellan Acquisition or result in significant costs of defense, indemnification and liability;
•a downgrade of the credit rating of our indebtedness, which could give rise to an obligation to redeem existing indebtedness;
•the possibility that competing offers will be made to acquire Magellan Health;
•the inability to retain key personnel;
•disruption from the announcement, pendency and/or completion and/or integration of the Magellan Acquisition or the integration of the WellCare Acquisition, or similar risks from other acquisitions we may announce or complete from time to time, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;
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
•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act (ACA) and the Health Care and Education Affordability Reconciliation Act, collectively referred to as the ACA and any regulations enacted thereunder that may result from changing political conditions, the new administration or judicial actions, including the ultimate outcome in "Texas v. United States of America" regarding the constitutionality of the ACA;
•rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;
•our ability to adequately price products;
•tax matters;
•disasters or major epidemics;
•changes in expected contract start dates;
•provider, state, federal, foreign and other contract changes and timing of regulatory approval of contracts;
•the expiration, suspension, or termination of our contracts with federal or state governments (including, but not limited to, Medicaid, Medicare, TRICARE or other customers);
•the difficulty of predicting the timing or outcome of pending or future legal and regulatory proceedings or government investigations;
•challenges to our contract awards;
•cyber-attacks or other privacy or data security incidents;
•the possibility that the expected synergies and value creation from acquired businesses, including businesses we may acquire in the future, will not be realized, or will not be realized within the expected time period;
•the exertion of management's time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions;
•disruption caused by significant completed and pending acquisitions making it more difficult to maintain business and operational relationships;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The risks include, but are not limited to, the following, all of which are more fully described in Part 1, Item 1A "Risk Factors" section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Our business could be adversely affected by the effects of widespread public health pandemics, such as the spread of COVID-19;
•Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results;
•Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our results of operations, financial position and cash flows;
•Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our results of operations, financial condition and cash flows;
•Any failure to adequately price products offered or any reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow;
•We derive a portion of our cash flow and gross margin from our prescription drug plan (PDP) operations, for which we submit annual bids for participation. The results of our bids could materially affect our results of operations, financial condition and cash flows;
•Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, cash flows and ability to bid for, and continue to participate in, certain programs;
•If any of our government contracts are terminated or are not renewed on favorable terms or at all, or if we receive an adverse finding or review resulting from an audit or investigation, our business may be adversely affected;
•Ineffectiveness of state-operated systems and subcontractors could adversely affect our business;
•Execution of our growth strategy may increase costs or liabilities, or create disruptions in our business;
•If competing managed care programs are unwilling to purchase specialty services from us, we may not be able to successfully implement our strategy of diversifying our business lines;
•If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy;
•We derive a significant portion of our premium revenues from operations in a limited number of states, and our results of operations, financial position or cash flows could be materially affected by a decrease in premium revenues or profitability in any one of those states;
•Competition may limit our ability to increase penetration of the markets that we serve;
•If we are unable to maintain relationships with our provider networks, our profitability may be harmed;
•If we are unable to integrate and manage our information systems effectively, our operations could be disrupted;
•An impairment charge with respect to our recorded goodwill and intangible assets could have a material impact on our results of operations;
•A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could have an adverse effect on our business;
•Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our results of operations, financial position and cash flows;
•The implementation of the ACA, as well as potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our results of operations, financial position and cash flows;
•Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our business;
•Our businesses providing pharmacy benefit management and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows;
•From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management;
•If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected;
•If we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected;

•Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity;
•Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms;
•We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition;
•Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition;
•Mergers and acquisitions may not be accretive and may cause dilution to our earning per share, which may cause the market price of our common stock to decline;
•We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions;
•The financing arrangements that we entered into in connection with the WellCare Acquisition may, under certain circumstances, contain restrictions and limitations that could significantly impact our ability to operate our business;
•The merger with Magellan Health is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger with Magellan Health could have adverse effects on our business;
•Centene and Magellan Health may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Magellan Acquisition from being completed;
•Completion of the Magellan Acquisition may trigger change in control or other provisions in certain agreements to which Magellan Health or its subsidiaries are a party, which may have an adverse impact on the combined company’s business and results of operations; and
•We may be unable to attract, retain or effectively manage the succession of key personnel; and
•Future issuances and sales of additional shares of preferred or common stock could reduce the market price of our shares of common stock.

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

	Year Ended December 31,
	2020	2019	2018

GAAP net earnings attributable to Centene	$1,808	$1,321	$900
Amortization of acquired intangible assets	719	258	211
Acquisition related expenses	602	104	425
Other adjustments (1)	29	301	30
Income tax effects of adjustments (2)	(262)	(127)	(155)
Adjusted net earnings	$2,896	$1,857	$1,411

GAAP diluted earnings per share (EPS) attributable to Centene	$3.12	$3.14	$2.26
Amortization of acquired intangible assets (3)	0.95	0.47	0.41
Acquisition related expenses (4)	0.86	0.19	0.81
Other adjustments (1)	0.07	0.62	0.06
Adjusted Diluted EPS	$5.00	$4.42	$3.54

(1) Other adjustments include the following items:
2020 - (a) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.10 per diluted share, net of an income tax expense of $0.08; (b) non-cash impairment of our third-party care management software business of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.02; and (c) debt extinguishment costs of $61 million, or $0.07 per diluted share, net of an income tax benefit of $0.04.
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

(3)    Amortization of acquired intangible assets is net of an income tax benefit of $0.29, $0.14, and $0.12 per diluted share for the years ended December 31, 2020, 2019 and 2018, respectively.

(4)    Acquisition related expenses are net of an income tax benefit of $0.18, $0.06 and $0.25 per diluted share for the years ended December 31, 2020, 2019 and 2018, respectively.
i

	Year Ended December 31,
	2020	2019	2018
GAAP selling, general and administrative expenses	$9,867	$6,533	$6,043
Acquisition related expenses	580	85	421
Adjusted selling, general and administrative expenses	$9,287	$6,448	$5,622
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

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized and commercial programs. Our Specialty Services segment includes companies offering diversified healthcare services and products to our Managed Care segment and other external customers. For the year ended December 31, 2020, our Managed Care and Specialty Services segments accounted for 96% and 4%, respectively, of our total external revenues. Our membership totaled 25.5 million as of December 31, 2020. For the year ended December 31, 2020, our total revenues and net earnings attributable to Centene were $111.1 billion and $1.8 billion, respectively, and our total cash flow from operations was $5.5 billion.

Magellan Acquisition

In January 2021, we announced that we entered into a definitive merger agreement under which we will acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to broaden and deepen our whole health capabilities and establish a leading behavioral health platform. The transaction is subject to clearance under the Hart-Scott Rodino Act, receipt of required state regulatory approvals, the approval of the definitive merger agreement by Magellan Health's stockholders and other customary closing conditions. The transaction is not contingent upon financing. We intend to fund the acquisition primarily through debt financing. The transaction is expected to close in the second half of 2021.

WellCare Acquisition

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare, and such acquisition, the WellCare Acquisition). The transaction was valued at $19.6 billion, including the assumption of $1.95 billion of outstanding debt. The WellCare Acquisition brought a high-quality Medicare platform and further extended our robust Medicaid offerings. The WellCare Acquisition also enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. With the WellCare Acquisition, we further broadened our product offerings by adding a Medicare prescription drug plan to our existing business lines.

INDUSTRY

We provide a full spectrum of managed healthcare products and services, primarily through Medicaid, Medicare and commercial products. We currently have operations domestically and internationally.

Medicaid

Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided by the federal government. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. As a result, there are 56 Medicaid programs - one for each U.S. state, each U.S. territory and the District of Columbia. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Many states have selected Medicaid managed care as a means of delivering quality healthcare and controlling costs. We refer to these states as mandatory managed care states.

Under the Affordable Care Act (ACA), Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level, subject to the states' elections. The federal government paid the entire costs for Medicaid Expansion coverage for newly eligible beneficiaries from 2014 through 2016, 95% of the costs in 2017, 94% of the costs in 2018, 93% of the costs in 2019, and 90% of the costs in 2020. Assuming that the current program remains in effect unchanged, in subsequent years the federal share is scheduled to remain at 90%.

Established in 1972 and authorized by Title XVI of the Social Security Act, the Aged, Blind, or Disabled (ABD) program covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients. In addition, ABD recipients typically utilize more services as a result of their more complicated health status.

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

Long-Term Services and Supports (LTSS) is a Medicaid product that covers Institutional/Residential Care (Nursing Facilities, Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living, such as bathing, dressing and transferring. The most common HCBS services include personal care, adult day care, non-emergent transportation, home-delivered meals and personal emergency response systems. LTSS services are provided for individuals requiring nursing home level of care, receiving waiver services, or entitled to state Medicaid LTSS benefits. The largest groups receiving LTSS, by spending, are older individuals and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, those with serious mental illness and/or serious emotional disturbance and other populations. States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries. According to ADvancing States (formerly National Association of States United for Aging and Disabilities), as of November 2020, 25 states utilize some form of managed LTSS, up from eight in 2004.

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

CMS estimated the total Medicaid market to be approximately $649 billion in 2020, and estimates the market will grow to over $1.0 trillion by 2028. Medicaid spending is estimated to have increased by 4.5% in 2020 and is projected to increase at an average annual rate of 5.7% between 2020 and 2028. Due to the timing of the CMS report and highly uncertain nature of the pandemic, the aforementioned projections do not take into account the impact of COVID-19.

A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 11.0 million dual-eligible enrollees in 2019. These dual-eligible members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD, LTSS, Medicare-Medicaid Plans (MMP), Medicare Advantage Dual Special Needs Plan (DSNP) and standard Medicare Advantage lines of business.

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

Medicare

We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries as well as through employer and union groups. The Medicare program provides health care coverage primarily to individuals age 65 or older, as well as to individuals with certain disabilities.

We provide or arrange healthcare benefits for services normally covered by Medicare, plus a broad range of healthcare benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Many of our Medicare Advantage members pay no monthly premium to us for these additional benefits. As our Medicare Advantage members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

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

CMS estimated the total Medicare market was approximately $859 billion in 2020, and estimates the market will grow to approximately $1.6 trillion by 2028. Medicare spending is estimated to have increased 7.2% in fiscal 2020 and is projected to increase at an average annual rate of 7.7% between 2020 and 2028.

Medicare Prescription Drug Plan

Through our acquisition of WellCare in January 2020, we now offer stand-alone PDP to Medicare beneficiaries. We have contracted with CMS to serve as a plan sponsor, offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries. We offer PDPs in 50 states and the District of Columbia. Our PDPs offer national in-network prescription drug coverage, including a preferred pharmacy network, subject to limitations in certain circumstances.

Our PDP contracts with CMS are renewable for successive one-year terms unless CMS notifies us of its decision not to renew by May 1 of the current contract year or we notify CMS of our decision not to renew by the first Monday in June of the contract year.

The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually-eligible beneficiaries and specified low-income beneficiaries.

Commercial

Established in 2010 and operational in 2014, the ACA created Health Insurance Marketplaces, which are a key component of the ACA and provide an opportunity for individuals and families to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option currently default to a federally-facilitated Marketplace. Premium subsidies are available to make coverage more affordable. Access to Marketplaces is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with coverage that varies based on premiums and out-of-pocket costs. Premium subsidies are provided to individuals and families without access to other coverage and with incomes generally between 100-400% of the federal poverty level, with some exceptions, to help them purchase insurance through the Marketplaces. These subsidies are offered on a sliding scale basis.

We also offer commercial healthcare products to individuals through large and small employer groups. We offer plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. Coverage typically is subject to copays and can be subject to deductibles and coinsurance. As our commercial members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

International

We have a growing international presence in Spain, the United Kingdom (UK) and Slovakia. Our presence in Spain is mainly associated with our subsidiaries operating as part of the Ribera Salud Group, which manages health administration concessions and private hospitals in various regions in Spain. Ribera Salud Group also holds a noncontrolling investment in Slovakia, which provides radiology services in the region. In the UK, our subsidiaries, operating as part of Operose Health Group, represent one of the largest provider networks in the country and deliver medical and community based services in the primary care sector of the National Health Service (NHS), which is the publicly funded, national healthcare system for England. We also have a noncontrolling investment in the UK in Circle Health Group, which includes BMI Healthcare and represents the UK’s largest independent hospital operator.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•Expertise in Government Sponsored Programs. For more than 35 years, we have developed a specialized services expertise that has helped us establish and maintain relationships with members, providers and our government customers. We have implemented programs developed to achieve savings for our government customers and support providers with tools and information to improve health outcomes and quality of care for members. We work to assist the states in which we operate in addressing the operating challenges they face.

•Quality and Innovation. Our innovative population health management programs focus on improving quality of care in areas that have the greatest impact on our members. We concentrate on serving the whole person to impact outcomes and costs. We recognize the importance of member-focused delivery of quality managed care services and have developed award winning education and outreach programs including the My Health Pays program, Start Smart for Your Baby, Living Well with Sickle Cell, Fluvention and MemberConnections. It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. We seek the National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC) Health Plan Accreditation in eligible states.

•Innovative Technology and Scalable Systems. The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We continue to enhance our systems in order to leverage the platforms we have developed for our existing states for configuration into new states or health plan acquisitions. We believe our predictive modeling technology enables our population health management operations to proactively case and disease manage specific high risk members. It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines. Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members. We believe our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing systems are capable of expanding to support additional members in an efficient manner.

•Financial Strength and Scale. We are a large healthcare enterprise with $111.1 billion in revenue and $5.5 billion in operating cash flow in 2020. Our strong historical operating performance, size, and scale allow us to continue to grow, diversify and invest in our businesses through strategic acquisitions and investments in technology and other resources that support our business, allowing us to navigate the changing healthcare landscape. We are a leader in the four largest Medicaid states. We seek to continue to increase our Medicaid, Medicare and Health Insurance Marketplace membership through alliances with key providers, outreach efforts, development and implementation of community-specific products and acquisitions. In 2020, we expanded our Health Insurance Marketplace footprints in several existing markets, and we completed the WellCare Acquisition, further expanding our scale and presence. In addition, in 2019 a nationally recognized statistical rating organization raised our long-term issuer credit rating to an investment grade rating.

•Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid and Medicare managed care organizations. In addition to our Medicaid and Medicare services, our service offerings include commercial programs, PDP, correctional healthcare services, government-sponsored care under federal contracts with the Department of Defense (DoD), and other various specialty services. Through the utilization of a multi-business line approach, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs. In 2020, we served members in all 50 states through approximately 450 product solutions. We are constantly evaluating new opportunities for expansion both domestically and abroad.

•Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize selling, general and administrative (SG&A) expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Managed Care and Specialty Services, while maintaining our local accountability and improved access.

MANAGED CARE

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs with state governments. Among the benefits we are able to provide to the states with which we contract are:

•Significant cost savings and budget predictability compared to state paid reimbursement for services. We bring experience relating to quality of care improvement methods, utilization management procedures, an efficient claims payment system, and provider performance reporting, as well as managers and staff experienced in using these key elements to improve the quality of and access to care. We generally receive a contracted premium on a per member basis and are responsible for the medical costs and, as a result, provide budget predictability.

•Data-driven approaches to balance cost and verify eligibility. We seek to ensure effective outreach procedures for new members, then educate them and ensure they receive needed services as quickly as possible. Our IT department has created mapping/translation programs for loading membership and linking membership eligibility status to all of Centene's systems. We utilize predictive modeling technology to proactively case and disease manage specific high risk members. In addition, we have developed Centelligence, our enterprise data warehouse system to provide a seamless flow of data across our organization, enabling providers and case managers to access information, apply analytical insight and make informed decisions.

•Establishment of realistic and meaningful expectations for quality deliverables. We have collaborated with state agencies in redefining benefits, eligibility requirements and provider fee schedules with the goal of maximizing the number of individuals covered through Medicaid.

•Managed care expertise in government subsidized programs. Our expertise in Medicaid has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We provide access to services through local providers and staff that focus on the cultural norms of their individual communities. To that end, systems and procedures have been designed to address community-specific challenges through outreach, education, transportation and other member support activities.

•Improved quality and medical outcomes. We have implemented programs to enhance the ability of providers to improve the quality of healthcare delivered to our members. This is demonstrated through health plan accreditations and program awards.

•Timely payment of provider claims. We are committed to ensuring that our information systems and claims payment systems meet or exceed state requirements. We continuously endeavor to update our systems and processes to improve the timeliness of our provider payments.

•Provider outreach and programs. Our health plans have adopted a physician-driven approach where network providers are actively engaged in developing and implementing healthcare delivery policies and strategies. We prepare provider comparisons on a severity adjusted basis. This approach is designed to eliminate unnecessary costs, improve services to members and simplify the administrative burdens placed on providers.

•Care management for complex populations. Through our experience with Medicaid populations and long-time presence in states with experience in long-term care for children and adolescents in the foster care system, we have developed care management, service coordination and crisis prevention/response programs that increase opportunities for successful outcomes for members. This experience has led to partnerships with specialized networks and community advocates as states transition to managed care programs for vulnerable and complex populations.

•Responsible collection and dissemination of utilization data. We gather utilization data from multiple sources, allowing for an integrated view of our members' utilization of services. These sources include medical, vision and behavioral health claims and encounter data, pharmacy data, dental vendor claims and authorization data from the authorization and case management system utilized by us to coordinate care.

•Timely and accurate reporting. Our information systems have reporting capabilities which have been instrumental in identifying the need for new and/or improved healthcare and specialty programs. For state agencies, our reporting capability is important in demonstrating an auditable program.

•Fraud, waste and abuse prevention. We have several systems in place to help identify, detect and investigate potential fraud, waste, and abuse, including pre- and post-payment review software. We collaborate with state and federal agencies and assist with investigation requests. We use nationally recognized standards to benchmark our processes.

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. While covered healthcare benefits vary from customer to customer and program to program, our health plans generally provide the following services:

•primary and specialty physician care;
•inpatient and outpatient hospital care;
•emergency and urgent care;
•prenatal and postpartum care;
•laboratory and x-ray services;
•home-based primary care;
•transportation assistance;
•vision care;
•dental care;
•telehealth services;
•immunizations;
•prescriptions and limited over-the-counter drugs;
•specialty pharmacy;
•provision of durable medical equipment;
•behavioral health and substance abuse services;

•24-hour nurse advice line;
•therapies;
•social work services; and
•care coordination.

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

•Start Smart for Your Baby, or Start Smart, is our award winning prenatal and infant health program designed to increase the percentage of pregnant people receiving early prenatal care, reduce the incidence of low-birth-weight and pre-term babies, identify high-risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits. The Neonatal Admissions program is an extension of the Start Smart for Your Baby program with a focus on newborns who have a hospital stay longer than standard after delivery, including those with admissions to the Newborn Intensive Care Unit (NICU). The program strives for timely identification of neonatal admissions to coordinate care and provide member education, resources and member-specific care plans to keep both birth parent and baby safe and healthy in the home environment upon discharge from the hospital.

•Readmission Reduction aims to reduce preventable readmissions by ensuring optimal transitional care from acute and non-acute settings. The program focuses on post-hospitalization outreach (PHO), calls to members to verify they understand their discharge instructions, follow up with a Primary Care Physician (PCP), receive medication reconciliation, and, for the highest-risk members, are linked with a Community Health Worker.

•Chronic Conditions aims to improve the health and quality of life for members with diabetes, asthma, chronic obstructive pulmonary disease (COPD), congestive heart failure (CHF), coronary artery disease (CAD), and/or hypertension. The program focuses on reducing emergent utilization and inpatient admissions by increasing treatment adherence, removing barriers to care, and enhancing self-management skills.

•Fall Prevention seeks to decrease the number and severity of older adult falls. The program also aims to support members in maintaining their safety, stability, and independence as long as possible. The program leverages an evidence-based falls prevention toolkit to identify members at risk of falling and provide education and interventions to reduce fall risk.

•Compassionate Connections (Palliative Care) works to identify members with at least one serious illness and provide necessary services to both members and those individuals close to them. Potential services may include detailed advanced care planning, a multi-team home visit and home health services, and additional social support. Providing palliative care services works to help alleviate members' suffering, and in turn, provide a better quality of life.

•Emergency Department Diversion strives to identify members' reasons for visiting the emergency department and connect them with the right care, at the right time, in the right place in the future. The program also identifies opportunities for members to better manage their chronic conditions with the help of PCPs and Care Managers.

•Fluvention works to decrease the spread of the flu by increasing the number of members that receive a timely annual flu vaccination. This multi-layered campaign is designed to promote vaccinations as the key to flu prevention. Centene works to address these issues by utilizing enterprise-wide member and provider marketing and education, as well as increasing access to facilities that provide flu vaccinations.

•Connections Plus is a cell phone program developed for high-risk members who have limited or no safe and reliable access to telephone. This program seeks to eliminate lack of safe, reliable access to a telephone as a barrier to coordinating care, thus reducing avoidable adverse events such as inappropriate emergency department utilization, hospital admissions and premature birth.

•MemberConnections is a community face-to-face outreach and education program designed to create a link between the member, provider and the care team to help identify potential challenges or risk elements to a member's health, such as nutritional challenges and health education gaps.

•Hepatitis C Care Management Program seeks to empower patients towards Hepatitis C virus treatment success through a series of telephonic interventions. Goals of the program include preventing premature treatment discontinuation due to medication side effects and access to therapy. Through its family of companies, Envolve clinicians and AcariaHealth patient care coordinators collaborate throughout a patient's treatment course to ensure appropriate therapy management and regimen access.

•Health Initiatives for Children is aimed at educating child members on a variety of health topics. In order to empower and educate children, we have partnered with a nationally recognized children's author to develop our own children's book series on topics such as obesity prevention and healthy eating, asthma, diabetes, foster care, the ills of smoking, anti-bullying and heart health.

•OpiEnd Youth Challenge is a targeted curriculum for adolescents ages 9 through 14 to raise awareness about opioid misuse and prevention. As part of the challenge, teachers and students discuss significant attributes of addiction and opioid misuse, and students then show their understanding by developing and submitting campaign messaging that depicts ways to prevent misuse.

•Health Initiatives for Teens is aimed at empowering, educating and reinforcing life skills with our teenage members. We have developed an educational series that addresses health issues, dealing with chronic diseases including diabetes and asthma, as well as teen pregnancy.

•Living Well with Sickle Cell is our innovative program that assists with coordination of care for our members with sickle cell disease. Our program ensures that members with sickle cell disease have established a medical home and work on strategies to reduce emergency department visits through disease self-management strategies, medication adherence and proper treatment to control symptoms, pain and chronic complications.

•My Route for Health is our adult educational series used with our case management and disease management programs. The topics of this series include how to manage asthma, Chronic Obstructive Pulmonary Disease (COPD), diabetes, heart disease and HIV.

•Community Health Record, our patient-centric electronic database, collects patient demographic data, clinician visit records, dispensed medications, vital sign history, lab results, allergy charts, and immunization data. Providers can directly input additional or updated patient data and documentation into the database. All information is accessible anywhere, anytime to all authorized users, including health plan staff, greatly facilitating coordinated care among providers.

•My Health Pays offers members financial incentives for performing certain healthy behaviors. The incentives are delivered through a restricted-use prepaid debit card. This incentive-based approach effectively increases the utilization of preventive services while strengthening the relationships between members and their primary care providers.

•The Asthma Management Program integrates a hands-on approach with a flexible outreach methodology that can be customized to suit different age groups and populations affected by asthma. We provide proactive identification of members, stratification into appropriate levels of intervention including home visits, culturally sensitive education, and robust outcome reporting. The program also includes aggressive care coordination to ensure patients have basic services such as transportation to the doctor, electricity to power the nebulizer, and a clean, safe home environment.

•Preventive Care Programs are designed to educate our members on the benefits of Early and Periodic Screening, Diagnosis and Treatment (EPSDT) services. We have a systematic program of communicating, tracking, outreach, reporting and follow-through that promotes state EPSDT programs.

•Outcomes Improvement Central (OIC) is a highly collaborative initiative that empowers partners across the organization to develop evidence-based clinical programs to promote best practice information sharing, and to establish measurable outcomes for clinical studies. The OIC also serves as a repository of enterprise pilots and programs intended to improve the members' health outcomes.

•Promotores Health Network (PHN) is a volunteer-driven community health network designed to improve the community's health through health education specific to health conditions impacting their community and providing guidance and linkage to healthcare services and local resources. PHN provides face-to-face education to members where they live, shop, worship and congregate.

•myStrength ("The health club for your mind") is a web and mobile self-help resource to manage depression, anxiety, substance use, and chronic pain. myStrength empowers members to be active participants in their journey to becoming and staying mentally and physically healthy.

•OpiEnd is a clinical program designed to identify members at risk for an opioid abuse diagnosis based on a series of critical social and clinical indicators called the Opioid Risk Classification Algorithm (ORCA). Providers will leverage this risk score to flag members for case management and other appropriate interventions. High risk members identified by ORCA will receive educational outreach to provide evidenced-based resources to support pain addiction.

•Strong Beginnings addresses the rising US rates of neonatal abstinence syndrome (NAS) and neonatal opioid withdrawal syndrome (NOWS). The program aims to support pregnant people at risk for substance use disorder through case management and care coordination, and to support their providers through incentives and plan of safe care guidance.

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

•Under our fee-for-service contracts with providers, we pay a negotiated fee for covered services. This model is characterized as having no financial risk for the provider.

•Under our capitated contracts, providers can be paid a set amount for their services as outlined in their respective provider agreements. A provider group's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law and the regulatory environment, it may be necessary for us to pay such claims.

•Under value-based arrangements, providers can be paid under either a capitated or fee-for-service model. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based upon their performance in cost and quality measures.

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

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, has helped to increase our membership base. The following are among the services we provide to support physicians:

•Provider Engagement Performance Tools and Processes lead to measurable improvements in quality and health outcomes, healthcare costs, and member satisfaction. High quality and service levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panels. We meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcomes. Our tools also allow the physician and others to see where they stand within their value-based contract.

•Integrated Care Model is member-centric and managed by one care manager assigned to a member who looks at the total care for the member in a holistic manner. This single care manager will coordinate all care for that member including behavioral health, medical health, and home-based primary care in accordance with an individualized, integrated care plan. This care manager also coordinates meetings with the member's integrated care team to assess and alter the care plan as needed. This results in better outcomes and improvement in member satisfaction.

•Provider Portal provides claims and eligibility research, prior authorizations, member panels, care gaps, patient analytics, and provider analytics meant to drive provider engagement and improved patient outcomes. Data and reporting are delivered via a secure, user-friendly web-based provider portal. This is provided through our suite of proprietary technology developed by Interpreta, Apixio and Casenet.

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

We have implemented specialized information systems to support our quality management activities. Information is drawn from our data warehouse, clinical databases and our membership and claims processing system to identify opportunities to improve care and to track the outcomes of the interventions implemented to achieve those improvements. Some examples of these programs include:

•use of nationally recognized InterQual or Milliman criteria to help ensure our members receive the right level of care in the most appropriate setting;

•pre-authorized high-risk medication and services that are commonly over or inappropriately prescribed;

•member education and the provision of appropriate and easily accessed urgent care services to help members avoid unnecessary and costly emergency department visits and improve their healthcare experience;

•emphasis on care management and care coordination where clinicians, such as nurses and social workers who are employed to assist high-risk and other selected members with the coordination of healthcare services that meet their specific needs;

•disease management for chronic illnesses, such as asthma and diabetes through a comprehensive, multidisciplinary and collaborative approach;

•prenatal case management for those with high-risk pregnancies to help them deliver full-term, healthy infants; and

•pharmacy treatment compliance programs driven by evidence-based clinical policies and focused on identifying the appropriate medication in the correct dose, delivered in an efficient format and utilized for the correct duration.

We provide reporting on a regular basis using our data warehouse. State and Health Employer Data and Information Set (HEDIS) reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by health plan quality improvement committees and our corporate population health management and quality improvement teams.

In an effort to ensure the quality of our provider networks, we verify the credentials and background of our providers using standards that are supported by NCQA.

It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics. While we have achieved or are pursuing accreditation for all of our plans, accreditation is only one measure of our ability to provide access to quality care for our members. We have achieved accreditation in 30 of 33 eligible states for at least one product (Medicare, Medicaid, or Commercial, including Health Insurance Marketplace).

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality.

•For the 2020 Star rating (calculated in 2019 for the quality bonus payment in 2021), two contracts received a 4.5 out of 5.0 Stars, two contracts received 4.0 Stars, four contracts received 3.5 Stars, and seven contracts received 3.0 Stars. In addition, for the 2020 Star rating, we carry a 3.5 Star parent organization rating. Approximately 46% of our Medicare members are in a 4 star or above plan for the 2021 bonus year.

•For the 2021 Star rating (calculated in 2020 for the quality bonus payment in 2022), two contracts received 4.5 out of 5.0 Stars, three contracts received 4.0 Stars, 17 contracts received 3.5 Stars, and 13 contracts received 3.0 Stars. In addition, for the 2021 Star rating, we carry a 3.5 Star parent organization rating. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year.

The parent organization Star rating is used for new Medicare contracts, while existing contracts follow their individual Star ratings to determine bonus payments. We remain committed to our quality initiatives and continue to invest in the programs which we expect to translate into value over the next few years.

SPECIALTY SERVICES

Our specialty services are a key component of our healthcare strategy and complement our core Managed Care business. Our specialty services diversify our revenue stream, enhance the quality of health outcomes for our members and others, and allow Centene to manage costs.

Envolve

Our Envolve brand brings together our extensive portfolio of specialty healthcare solutions. Envolve leverages our collective expertise to provide integrated and comprehensive healthcare for members and other organizations.

•Pharmacy Solutions. Envolve Pharmacy Solutions utilizes innovative, flexible solutions and customized care management. We offer traditional pharmacy benefits management as well as comprehensive specialized pharmacy benefit services through our specialty pharmacy businesses, AcariaHealth and PANTHERx. Our traditional pharmacy benefits management program offers progressive pharmacy benefits management services that are specifically designed to improve quality of care while containing costs. This is achieved through a low cost strategy that helps optimize clients' pharmacy benefits. Services that we provide include claims processing, pharmacy network management, benefit design consultation, drug utilization review, formulary and rebate management, online drug management tools, mail order pharmacy services, home delivery services, analytics and clinical consulting and patient and physician intervention. AcariaHealth offers specialized care management services for complex diseases and enhances the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes. PANTHERx serves patients afflicted with rare and devastating conditions through delivering orphan medications to people living with complicated rare diseases.

•Nurse Advice Line & After-Hours Support. Envolve's Nurse Advice Line brings together our nurse advice, telehealth, and health and wellness programs, allowing for a focus on individual health management through education and empowerment. We offer telehealth services where members engage with customer service representatives and nursing staff who provide health education and triage advice and offer continuous access to health plan functions. Our staff can arrange for urgent pharmacy refills, transportation and qualified behavioral health professionals for crisis stabilization assessments.

•Vision and Dental Services. Envolve coordinates benefits beyond traditional medical benefits to offer fully integrated vision and dental health services. Our vision benefit program administers routine and medical surgical eye care benefits through a contracted national network of eye care providers. Through the dental benefit, we are dedicated to improving oral health through a contracted network of dental healthcare providers.

Health Care Enterprises

Our Health Care Enterprises companies aim to improve health outcomes by developing innovative technologies and utilizing efficient care models to reduce healthcare costs.

•Clinical Healthcare. Community Medical Group (CMG) provides clinical healthcare, encompassing primary care, access to certain specialty services, and a suite of social and other support services. CMG operates in Florida through an at-risk primary care provider model, focusing on clinical and social care to at-risk beneficiaries.

•Data Analytics. Interpreta uses its analytics engine to provide real-time insights to providers, care managers, and payers in the areas of member prioritization, quality management, and risk adjustment. Interpreta's solutions are used by our health plans and available for sale to third parties. Apixio, one of our healthcare analytics companies offers, among other solutions, artificial intelligence (AI) technology which performs retrospective chart reviews for more accurate risk score submission to CMS. Apixio provides services to third party customers as well as our health plans. These businesses continue to digitize the administration of healthcare and accelerate innovation and modernization across the enterprise.

•Home-Based Primary Care. U.S. Medical Management (USMM) provides home-based primary care services for high acuity populations and participates as an Accountable Care Organization (ACO) through the CMS Medicare Shared Savings Program.

Other Specialty Companies

Our other specialty companies provide a variety of products and services to complement and expand our business lines.

•Correctional Healthcare Services. Centurion provides comprehensive healthcare services to individuals incarcerated in state correctional facilities and detainees in detention facilities in various states. Centurion also provides staffing services to correctional systems and other government agencies.

•Federal Services. Health Net Federal Services has a Managed Support Contract in the West Region for the Department of Defense (DoD) TRICARE program. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses.

•Third Party Administration. HealthSmart provides customizable and scalable health plan solutions for self-funded employers, universities and colleges, and Native American Tribal Enterprises. Service offerings include plan administration, care management and wellness programs, network, casualty claim, and pharmacy benefit solutions.

We currently have NCQA accreditation and/or URAC accreditation for several of our specialty companies.

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

Three standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines, the CMS Chapter Guidance and the Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General (OIG). Our program contains each of the seven elements suggested by these authorities. These key components are:

•written standards of conduct;
•designation of compliance officers and compliance committees;
•effective training and education;
•effective lines for reporting and communication;
•enforcement of standards through well-publicized disciplinary guidelines and actions;
•internal monitoring and auditing; and
•prompt response to detected offenses and development of corrective action plans.

The goal of our program is to build a culture of ethics and compliance, which is assessed periodically to measure the values and engagement of the organization. Our Corporate Compliance intranet site, accessible to all employees, contains our Compliance Program description, our Business Ethics and Code of Conduct Policy, and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for our Board of Directors' Audit Committee Chairman to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third party independent of the Company and allows employees or other persons to report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations anonymously. Furthermore, our Board of Directors has established a Corporate Compliance Committee that, among other things, reviews ethics and compliance reports on a quarterly basis.

ENVIRONMENTAL, SOCIAL, HEALTH, GOVERNANCE AND CORPORATE RESPONSIBILITY

Centene's steadfast commitment to the environment, the health and social well-being of our communities, and our culture of sound and ethical corporate governance extends far beyond individual programs or initiatives. Through the delivery of high-quality healthcare to at-risk populations, our responsibilities to members, stakeholders, and our planet serve as a living expression of our purpose – transforming the health of communities, one person at a time. Continued focus on environmental, social, and governance (ESG) matters remain foundational to supporting our strategy and long-term value creation. These themes were vital as executive leaders from across the enterprise completed an ESG assessment early in 2020. The results of this work led to the development of Centene's Environmental, Social, Health, and Governance (ESHG) Strategic Framework (the Framework), which incorporates our commitment to healthy individuals and healthy communities. Also in 2020, we formed a board-level Environmental and Social Responsibility Committee to oversee implementation of the Framework and formalized a cross-functional work group comprised of executive representatives to advance ESHG initiatives throughout the organization. In December 2020, we issued a Report to the Community to communicate the value of our ESHG efforts. The formalization of Centene’s ESHG Framework enables us to align our business strategy and long-term planning with our commitments to protect our planet, serve our communities, cultivate healthier lives, and live our values. Interested parties can find our December 2020 Environmental, Social, Health and Governance Report within the Investors section of our website, the URL of which is https://www.centene.com/who-we-are/corporate-facts-reports.html. Nothing on our website, including our Environmental, Social, Health and Governance Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

In our business, our principal competitors for customers, members, and providers consist of the following types of organizations:

•National and Regional Commercial Managed Care Organizations that focus on providing healthcare services to Medicaid, Medicare and correctional members in addition to members in marketplace and private commercial plans. These organizations consist of national and regional organizations, as well as not-for-profits and organizations that operate in a small geographic location and are owned by providers (primarily hospitals). Some of these organizations offer a range of specialty services including pharmacy benefits management, behavioral health management, population health management, correctional healthcare management, and nurse triage call support centers.

•Primary Care Case Management Programs that are established by the states through contracts with primary care providers. Under these programs, physicians provide primary care services to Medicaid recipients, as well as limited population health management oversight.

•Accountable Care Organizations that consist of groups of doctors, hospitals, and other healthcare providers, who come together to provide coordinated high quality care to their patients.

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

The relative importance of each of the aforementioned competitive factors and the identity of our key competitors varies by market, including by geography and by product. We believe that we compete effectively against other healthcare industry participants.

REGULATION

Our operations are comprehensively regulated at the local, state, and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. States have implemented National Association of Insurance Commissioners (NAIC) model regulations, requiring governance practices and risk and solvency assessment reporting. States have adopted these or similar measures to enhance regulations relating to corporate governance and internal controls of health maintenance organizations (HMOs) and insurance companies. We are required to maintain a risk management framework and file reports with state insurance regulators.

Regulatory agencies generally have substantial discretion to issue regulations and interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state and federal levels. The ultimate content, timing or effect of any potential future legislation enacted under the new administration remains uncertain.

Our regulated subsidiaries are licensed to operate as HMOs, preferred provider organizations (PPOs), third party administrators, utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health and/or human services departments, departments of insurance, boards of pharmacy and other healthcare providers, and departments of health that oversee the activities of managed care organizations and health plans providing or arranging to provide services to enrollees.

The process for obtaining authorization to operate as a managed care organization, health insurance plan, prescription drug plan, pharmacy or provider organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, proper billing, complaint procedures, and an adequate provider network and procedures for covering emergency medical conditions. For example, under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including without limitation changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

States have adopted a number of regulations that may affect our business and results of operations. These regulations in certain states include:
•premium taxes or similar assessments imposed on us;
•stringent prompt payment laws requiring us to pay claims within a specified period of time;
•disclosure requirements regarding provider fee schedules and coding procedures; and
•programs to monitor and supervise the activities and financial solvency of provider groups.

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

Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid and Medicare programs. Our Medicaid programs are regulated and administered by various state regulatory bodies. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicaid is administered at the federal level by CMS. Comprehensive legislation, specifically Title XVIII of the Social Security Act, governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the healthcare providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS contracts and regulations.

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a "fee") on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"); the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and the optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress eliminated the individual mandate penalty, and remanded the case to the district court for additional analysis on the question of severability. The Supreme Court heard oral arguments in November 2020 and a ruling is anticipated in 2021. The ACA remains in effect until judicial review of the decision is concluded. For a further discussion of the ACA, see "Risk Factors - The implementation of the ACA, as well as potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our results of operations, financial position and cash flows".

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

We provide Medicare Advantage, PDPs, DSNPs, and MMP which are provided under contracts with CMS and subject to federal regulation regarding the award, administration and performance of such contracts. CMS also has the right to audit our performance to determine our compliance with these contracts, as well as other CMS regulations and the quality of care we provide to Medicare beneficiaries under these contracts. We additionally provide behavioral and other healthcare services to correctional systems under contracts in certain states which are also subject to state regulation.

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program and certain other healthcare-related government contracts.

Our state and federal contracts and the regulatory provisions applicable to us generally set forth the requirements for operating in the Medicaid and Medicare sectors, including provisions relating to:

•eligibility, enrollment and dis-enrollment processes;
•covered services;
•eligible providers;
•subcontractors;
•record-keeping and record retention;
•periodic financial and informational reporting;
•quality assurance;
•accreditation;
•health education and wellness and prevention programs;
•timeliness of claims payment;
•financial standards;
•safeguarding of member information;
•fraud, waste and abuse detection and reporting;
•grievance procedures; and
•organization and administrative systems.

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

Marketplace Contracts

We operate in 22 states under federally-facilitated marketplace contracts with CMS and state-based exchanges. Both contract types are renewable on an annual basis.

We operate under a contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as "Arkansas Works").

Privacy Regulations

We are subject to various international, federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), the General Data Protection Regulation (GDPR) in the European Union (EU), and state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

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

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using "electronic media." Since "electronic media" is defined broadly to include "transmissions that are physically moved from one location to another using portable data, magnetic tape, disk or compact disk media," many communications are considered to be electronically transmitted. Under HIPAA, health plans and providers are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The transaction standards were modified in October 2015 with the implementation of the ICD-10 coding system.

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

Other Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace and commercial products. The fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. Additional fraud, waste and abuse prohibitions include a wide range of operating activities, such as kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing and violation of patient privacy rights. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans, PDPs and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

HUMAN CAPITAL RESOURCES

As the pace of change, complexity and uncertainty in the broader environment accelerates, we continue our strong investment in creating a purpose-driven culture and attracting, developing and retaining top talent. We seek out individuals with ambition for extraordinary impact and believe every employee is a leader and is critical to helping us transform the health of communities for those we serve. Our entrepreneurial spirited workforce is driven by a steadfast commitment to a diverse, inclusive and safe workplace, is enabled through robust talent development programs, is supported by competitive compensation, benefits and health and wellness programs, and is optimized by full alignment with our purpose, values, and strategy through meaningful connections between our employees and their communities.

As of December 31, 2020, we had approximately 71,300 employees. During fiscal 2020, the number of employees increased by approximately 14,700 or 26%, primarily due to the acquisition of WellCare in 2020. During fiscal 2020, our voluntary turnover rate was less than 10%, which is in line with the insurance industry standard benchmark, which is comprised of certain of our key competitors (AON Salary Increase and Turnover Study – Second Edition (September 2020)).

Diversity and Inclusion

We believe that a diverse workforce and inclusive environment enables competitive advantage and fuels improved service, innovation and performance with all stakeholders. We thoughtfully engage diverse talent across Centene, preparing women and underrepresented employees for leadership roles, and hiring diverse candidates who have a passion for serving our members and ambition for extraordinary impact.

We have a wide range of programs focused on early identification and accelerated development of diverse talent, including our Employee Inclusion Groups (EIGs), which help us further enhance our inclusive workforce culture. These voluntary, employee led groups support the attraction, development and retention of talent at all levels. EIGs provide professional and leadership opportunities, contribute to community engagement initiatives and support business innovation and corporate best practices. Because of their significant value to us, we support EIGs through leadership involvement, work time and space, resources and Executive Mentors. Today, there are over 10,000 participants across all five EIGs providing professional and leadership development opportunities for women, military veterans, individuals with disabilities, LGBTQ+ and multicultural employees. Each EIG offers mentorship programs aligned with our leadership model and bring in unique lived experiences in an effort to ensure we are meeting employees at their level to deliver the best outcomes for their development. EIGs also partake in networking events, training programs, fireside chats and panels addressing current issues and other development opportunities for their members.

Our team of talent advisors are responsible for leading the end-to-end search process, and leveraging our resources, tools and technologies to help our hiring leaders carefully consider the capabilities required to continue to propel our organization forward. Our talent advisors receive Advisory and Certified Diversity Recruiter training which are designed to ensure we consistently attract diverse pools of exceptional talent.

In 2021, we released our inaugural 2020 Diversity & Inclusion Annual Report, which may be reviewed for more detailed information regarding our Human Capital programs and initiatives. Interested parties can find our 2020 Diversity & Inclusion Annual Report within the Investors section of our website, the URL of which is https://www.centene.com/who-we-are/corporate-facts-reports.html. Nothing on our website, including our Diversity and Inclusion Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Health, Safety and Well-Being

We provide our employees and their families with access to a variety of health and wellness programs, including benefits that provide protection and security when events arise that may require time away from work or that impact our employees' financial well-being; that support their physical, mental and well-being health; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

In 2020, when COVID-19 presented an extraordinary threat to the health of our workforce, we responded quickly, equipping nearly 90% of our workforce to work from home within days of the declaration of the pandemic. We also enacted several new benefits, such as: ten days of additional emergency paid sick leave, a technology stipend, in office premium pay, and waived prior authorizations and cost sharing for COVID-19 related employee care. We further supported our workforce by providing assistance to those with school-aged children through a partnership with an online tutoring organization to provide deeply discounted one-on-one tutoring and group and after-school enrichment classes at no cost. We also created an employee resource site to provide well-being resources. Additionally, we established a highly trained, dedicated contact tracing concierge team to support employee’s well-being and provide easy access to HR professionals to respond to COVID-related questions.

In addition to workforce benefits and enhanced employee concierge services, we also enacted several new facility modifications and protocols to help ensure the safety of our employees. For instance, while most of our cubicles are already 6x6 feet or larger in dimension, we invested more than $20 million to retrofit with acrylic screens our cubicles, reception and security desks, as well as workstations for additional protection from the spread of respiratory droplets. These protective screens were installed for over 60,000 cubicles across the country. In large campuses, thermal scanning cameras were installed to identify elevated temperatures of all employees and visitors. To promote a healthy distance among colleagues, structured walking paths were created in the hallways of our offices, directional signage has been prepared to guide employees through walking paths, and common areas have been restricted.

In a recent COVID-19 survey focused on employee sentiment and our response to COVID-19, 89% of employees responded favorably (agreed or strongly agreed) to our approach across five key areas: leadership, communications, consistency, care for people, and COVID-19 situation.

Compensation and Benefits

Our compensation and benefits programs are market competitive and designed to attract and retain qualified employees. Our overall compensation philosophy is to pay for performance by linking the achievement of both Company and individual goals to total compensation. In addition to base pay, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, and a 401(k) plan.

Our benefits cover various aspects of an employee’s life to help them live healthy. These include medical, dental and vision insurance, short- and long-term disability, supplemental accidental death and dismemberment and life insurance, wellness program, flexible spending accounts, parental leave and caregiver leave.

We also offer benefits to help employees achieve optimum work-life balance. These include vacation, paid personal and sick time, paid company holidays, paid community volunteer time, an employee assistance program, tuition reimbursement/educational assistance, adoption reimbursement, on-site fitness centers or discount at local fitness centers.

Talent Development

Through our robust talent infrastructure, we continue working to deepen and prepare our talent bench and workforce, which is necessary to support our growth strategy. We believe every employee is a leader and is critical to our success in transforming communities. Our leadership model sets expectations for what it means to lead at Centene and through Centene University, we build skills for how to lead. Centene University is our personalized learning platform and is accessible to all employees, providing both instructor-led and self-directed learning that enables employees to develop their professional and business skills from anywhere and at any time. Our business-led flagship leadership development program, APEX, is a multi-day, instructor-led program, designed to expand mindsets and build capabilities to help our workforce thrive in the future. In 2020, we strengthened our commitment to talent development and activated APEX digital learnings for our full workforce. The asynchronous sessions focused on building skills to thrive in the evolving world of work, including: customer-centricity, digital dexterity, perseverance and resilience, and end-to-end problem solving. We also repositioned our front line leader program to a virtual, instructor-led program, connecting with approximately 5,000 people leaders.

In addition to building new workforce skills, we utilize our ongoing enterprise talent reviews, succession planning, career development planning and comprehensive HR analytics to provide insights to senior leaders to inform actions and drive intentional talent results through our People Plans, the integrated human capital component of our annual operating plans.

Organizational Culture – Meaningful Connections between Employees and the Communities We Serve

We, our health plans, and our subsidiaries have long been leaders in transforming the health of our members and the communities where they live. We believe in local partnerships and value the innovative programs and services that they provide for underserved and at-risk populations. We attract a workforce that is purpose-driven and passionate about transforming communities and we recognize the importance of volunteering and supporting the communities in which we serve. We support our workforce by providing paid time off benefits for employees to participate in individual and work-related community volunteer programs. Additionally, to support our communities during the pandemic, we established an additional emergency volunteer benefit, which provides medical and behavioral health professional employees with paid volunteer time off for up to 3 months.

With a largely remote workforce in 2020, we took additional steps to ensure a highly connected workforce, including new monthly forums for people leaders, new weekly communications for all employees, and new employee programming to engage in transparent dialogue on social issues.

More than 92% of our employees responded to the 2020 Shaping Centene Employee Engagement Survey and 88% of employees reported strong engagement, which surpassed the 75th percentile of Fortune 100 benchmark companies. Based on their responses, employees were strongly aligned with our strategy, with 96% understanding our mission and 92% understanding our objectives.

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their ages, at February 19, 2021:

Name	Age	Position
Michael F. Neidorff	78	Chairman, President and Chief Executive Officer
Mark J. Brooks	51	Executive Vice President and Chief Information Officer
Brandy L. Burkhalter	48	Executive Vice President, Chief Operating Officer
Jesse N. Hunter	45	Executive Vice President and Chief Strategy Officer
Christopher R. Isaak	54	Senior Vice President, Corporate Controller and Chief Accounting Officer
Christopher A. Koster	56	Senior Vice President, General Counsel and Secretary
Brent D. Layton	53	Executive Vice President, Markets, Products, International, and Chief Business Development Officer
Sarah M. London	40	Senior Vice President, Technology, Innovation and Moderation
Jeffrey A. Schwaneke	45	Executive Vice President, Chief Financial Officer
David P. Thomas	55	Executive Vice President, Markets

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

Christopher A. Koster. Mr. Koster has served as Senior Vice President, Secretary and General Counsel since February 2020. From February 2017 to February 2020, he served as Senior Vice President, Corporate Services. Prior to joining Centene, Mr. Koster served as Missouri Attorney General for eight years.

Brent D. Layton. Mr. Layton has served as our Executive Vice President, Markets, Products, International, and Chief Business Development Officer since January 2021. From July 2016 to December 2020, he served as Executive Vice President and Chief Business Development Officer. From September 2011 to June 2016, he served as Senior Vice President, Business Development.

Sarah M. London. Ms. London has served as our Senior Vice President, Technology and Modernization since September 2020. Prior to joining Centene, she served as both Senior Principal and Partner for Optum Ventures from May 2018 to March 2020 and Chief Product Officer of Optum from March 2016 to May 2018. From March 2014 to March 2016, she served as Vice President, Client Management and Operations for Humedica.

Jeffrey A. Schwaneke. Mr. Schwaneke has served as our Executive Vice President, Chief Financial Officer since March 2016 and was also our Treasurer from March 2016 to July 2020. From July 2008 to March 2016, he served as our Senior Vice President, Corporate Controller and served as our Chief Accounting Officer from September 2008 to March 2016.

David P. Thomas. Mr. Thomas has served as our Executive Vice President of Markets since October 2019. From January 2019 through October 2019, he served as President and Chief Executive Officer of Fidelis Care. From May 2018 to December 2018, he served as President of Fidelis Care. He also previously served as Chief Operating Officer for Fidelis Care from January 2012 through April 2018.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission, or SEC. We make these filings available on our website free of charge, the URL of which is https://www.centene.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (https://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A. Risk Factors.

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company. Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our” or similar terms and “Centene” (i) prior to the closing of the Magellan Acquisition, refer to Centene Corporation, together with its consolidated subsidiaries, without giving effect to the Magellan Acquisition, and (ii) upon and after the closing of the Magellan Acquisition, refer to us, after giving effect to the Magellan Acquisition.

Risks Relating to Our Business

Our business could be adversely affected by the effects of widespread public health pandemics, such as the spread of COVID-19.

Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread globally, including throughout the United States. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19, (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the costs of prevention and treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including federal, state and local laws, regulations and emergency orders, including directives to remain at home, physically distance or forced business closures as well as the timing and scope of vaccine distribution), among others. Additionally, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which could adversely impact our access to capital, and a decline in interest rates which could reduce our investment income. Finally, the impact of the above items on our state and federal partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

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

Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress, members of Congress have proposed several legislative initiatives over various sessions of Congress that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. Additionally, the potential impact of the change of administration on healthcare reform efforts is unknown. We are unable to predict the nature and success of these or other initiatives or political changes, which could have an adverse effect on our business.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our results of operations, financial position and cash flows.

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our Health Benefits Ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent diseases (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding the ACA, including ongoing legal challenges to the ACA including the case originally captioned Texas v. United States, which is currently pending before the Supreme Court.

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

Additionally, when we commence operations in a new state or region or launch a new product, we have limited information with which to estimate our medical claims liability. For a period of time after the inception of the new business, we base our estimates on government-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. The addition of new categories of eligible individuals, as well as evolving Health Insurance Marketplace plans, may pose difficulty in estimating our medical claims liability.

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

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. In 2018, CMS proposed the removal of the fee for service adjuster from the risk adjustment data validation audit methodology. If adopted, this proposal, or any similar CMS rule making initiative, could increase our audit error scores. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition and cash flows.

Any failure to adequately price products offered or any reduction in products offered in the Health Insurance Marketplaces may have a negative impact on our results of operations, financial position and cash flow.

Due to among other things, the elimination of the individual mandate penalty in the Tax Cuts and Jobs Act (TCJA), we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Marketplace product, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been, and continue to be, exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

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

In connection with start-up operations and system migrations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates, including those related to stay-at-home directives and other impacts of COVID-19. As a result of these factors, start-up operations may decrease our profitability. The timing of operating our new East Coast headquarters in Charlotte, and the expected benefits of its completion, may also be negatively impacted as a result of these factors. In addition, we are planning to further expand our business internationally and we will be subject to additional risks, including, but not limited to, political risk, an unfamiliar regulatory regime, currency exchange risk and exchange controls, cultural and language differences, foreign tax issues, and different labor laws and practices.

If we are unable to effectively execute our growth strategy, including as a result of the continued impact of COVID-19, our future growth will suffer and our results of operations could be harmed.

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

We principally operate through our health plan subsidiaries. As part of normal operations, we may make requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent state insurance and HMO laws and regulations that limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators. If these regulators were to deny or delay our subsidiaries' requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

We derive a significant portion of our premium revenues from operations in a limited number of states, and our results of operations, financial position or cash flows could be materially affected by a decrease in premium revenues or profitability in any one of those states.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status and other information. Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems' capabilities. If we experience difficulties with the transition to or from information systems or do not appropriately integrate, maintain, enhance or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory problems and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists, which may include cyber-attacks by terrorists or other governmental or non-governmental actors. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.

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

Risks Relating to Regulatory and Legal Matters

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could substantially affect our results of operations, financial position and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 ("sequestration"), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029. The Coronavirus Aid, Relief, and Economic Security Act of 2020 temporarily suspended the Medicare sequestration for the period of May 1, 2020 through December 31, 2020, while also extending the mandatory sequestration policy by an additional one year, through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021.

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

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the implementation of the ACA continues to face administrative, judicial and legislative challenges to repeal or change certain of its significant provisions. Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not amended or repealed under the current administration, a future administration or members of Congress could continue to propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations.

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

There have been significant administrative efforts to repeal, or limit implementation of, certain provisions of the ACA through changes in regulations. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing the regulatory restrictions placed on short-term health plans and association health plans (AHPs), which plans often provide fewer benefits than the traditional ACA insurance benefits.

Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018 which expanded flexibility regarding the regulation and formation of AHPs provided by small employer groups and associations. On June 13, 2019, the HHS, the U.S. Department of Labor and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees became able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA.

In addition to administrative efforts to expand the flexibility of other insurance plan options that are not required to meet ACA requirements, there have also been efforts to address the ACA's non-deductible tax imposed on health insurers based on prior year net premiums written (the "health insurer fee" or "HIF"). The ACA imposed HIF was $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The HIF payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016; however, a $14.3 billion payment occurred in 2018. Collection of the HIF for 2019 was also suspended, but resumed in 2020 with a $15.5 billion payment. Congress passed a spending bill in December 2019, which would repeal the health insurance tax indefinitely, effective in 2021. If we are not reimbursed by the states for the cost of the HIF (including the associated tax impact), or if we are unable to otherwise adjust our business model to address the current assessment, our results of operations, financial position and cash flows may be materially adversely affected.

The constitutionality of the ACA itself continues to face judicial challenge. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress set the individual mandate penalty to $0 and remanded the case to the district court for additional analysis on the question of severability. In March 2020, the U.S. Supreme Court agreed to hear the case to review whether the individual mandate is constitutional and, if the individual mandate is unconstitutional, the severability issue. In June 2020, Noel J. Francisco, the then Solicitor General of the United States, together with multiple U.S. Department of Justice colleagues, submitted a brief to the U.S. Supreme Court supporting the argument that the individual mandate is unconstitutional and that the remaining provisions of the ACA are not severable. The U.S. Supreme Court heard oral arguments in November 2020 and a ruling is anticipated in 2021. The ACA remains in effect until judicial review of the decision is concluded. The ultimate content, timing or effect of any potential future legislation or the outcome of the lawsuit cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of new legislation, regulation, executive action or litigation could impact our business and results of operations.

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

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. Regulators require numerous steps for continued implementation of the ACA, including the promulgation of a substantial number of potentially more onerous federal regulations. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected. For example, under the ACA, Congress authorized CMS and the states to implement managed care demonstration programs to serve dually eligible beneficiaries to improve the coordination of their care. Participation in these demonstration programs is subject to CMS approval and the satisfaction of conditions to participation, including meeting certain performance requirements. Our inability to improve or maintain adequate quality scores and Star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan.

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. CMS subsequently issued a Notice of Proposed Rulemaking on November 8, 2018, advancing CMS' efforts to streamline the Medicaid and CHIP managed care regulatory framework and to pursue a broader strategy to relieve regulatory burdens, support state flexibility and local leadership, and promote transparency, flexibility, and innovation in the delivery of care. On November 13, 2020, CMS finalized revisions to the Medicaid managed care regulations, many of which became effective in December 2020. While not a wholesale revision of the 2016 regulations, the November 2020 final rule adopts changes in areas including network adequacy, beneficiary protections, quality oversight, and the establishment of capitation rates and payment policies. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

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

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal, state and international laws, regulations, rules and contractual requirements regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, the Gramm-Leach-Bliley Act, and the European Union's General Data Protection Regulation, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in January 2021, we learned that Accellion, a third-party data transfer provider with whom we contract, had a system vulnerability that resulted in unauthorized access to certain sensitive data of our customers, including protected health information, over a period of several days in January 2021 as well as unauthorized access to the data of several of Accellion’s other clients. This incident is still under investigation, but we currently do not believe that it will have a material adverse effect on our business, reputation, results of operations, financial position and cash flows. However, there can be no assurance that the January 2021 incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject us to state, federal, or international agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial position and cash flows.

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

Risks Relating to Conditions in the Financial Markets and Economy

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

As of December 31, 2020, we had consolidated indebtedness of $16,779 million. We intend to incur additional indebtedness to finance a portion of the consideration for the Magellan Acquisition, and we may further increase our indebtedness in the future.

This may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and term loan facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Company Credit Facility also requires us to comply with a maximum debt-to-EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under our Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of December 31, 2020, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (IBA), the administrator of LIBOR, announced plans to consult on ceasing the publication of certain U.S. dollar LIBOR rates on December 31, 2021 and to extend the transition for other U.S. dollar LIBOR rates to June 2023. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phasing out of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Risks Associated with Mergers, Acquisitions, and Divestitures

Mergers and acquisitions may not be accretive and may cause dilution to our earning per share, which may cause the market price of our common stock to decline.

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of acquisitions, including the Magellan Acquisition, if, among other things, we are unable to achieve the expected cost and revenue synergies or growth in earnings, the operational cost savings estimates in connection with the integration of acquired businesses with ours are not realized as rapidly or to the extent anticipated, the transaction costs related to the acquisitions and integrations are greater than expected or if any financing related to the acquisitions is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the acquisitions, including the Magellan Acquisition, as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions.
The success of acquisitions we make, including the Magellan Acquisition, will depend, in part, on our ability to successfully combine the existing business of Centene with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.
The integration of acquired businesses, including Magellan Health, with our existing business is a complex, costly and time-consuming process. The integration may result in material challenges, including, without limitation:
•the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the devotion of management's attention to the integration;
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
•achieving actual cost savings at the anticipated levels; and
•decreases in premiums paid under government sponsored healthcare programs by any state in which we operate.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially affect our financial position, results of operations and cash flows. Our ability to successfully manage the expanded business following any given acquisition, including the Magellan Acquisition, will depend, in part, upon management's ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

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

We incurred significant new indebtedness in connection with the WellCare Acquisition. Certain of the agreements governing the indebtedness that we incurred in connection with the WellCare Acquisition contains covenants that, among other things, may, under certain circumstances, place limitations on the dollar amounts paid or other actions relating to:
•payments in respect of, or redemptions or acquisitions of, debt or equity issued by us or our subsidiaries, including the payment of dividends on our common stock;
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

Additional Risks Associated with the Magellan Acquisition

The merger with Magellan Health is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger with Magellan Health could have adverse effects on our business.

The completion of the merger is subject to a number of conditions, including, among others, the receipt of U.S. federal antitrust clearance and certain other required state regulatory approvals, which make the completion of the Magellan Acquisition and timing thereof uncertain. Also, either we or Magellan Health may terminate the merger agreement (Merger Agreement) if the Magellan Acquisition is not consummated by October 4, 2021 (subject to an automatic extension to January 4, 2022 in certain circumstances), except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform, in any material respect, any obligation under the Merger Agreement has been the proximate cause of the failure of the merger to be consummated on or before that date.

If the Magellan Acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits that we could have realized had the Magellan Acquisition been completed, we will be subject to a number of risks, including the following:
•the market price of our common stock could decline;
•inability to secure financing;
•if the Merger Agreement is terminated and our board of directors (Board) seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into any transaction on terms equivalent to or more attractive than the terms that we and Magellan Health have agreed to in the Merger Agreement;
•time and resources committed by our management to matters relating to the Magellan Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from our customers or employees; and
•we will be required to pay our costs relating to the Magellan Acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the Magellan Acquisition is completed.

In addition, if the Magellan Acquisition is not completed, we could be subject to litigation related to any failure to complete the Magellan Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If any such risk materializes, it could adversely impact our ongoing business.

Similarly, delays in the completion of the Magellan Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Magellan Acquisition and cause us not to realize some or all of the benefits that we expect to achieve if the Magellan Acquisition is successfully completed within its expected timeframe. We cannot assure you that the conditions to the closing of the Magellan Acquisition will be satisfied or waived or that the Magellan Acquisition will be consummated.

Centene and Magellan Health may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Magellan Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Centene’s and Magellan Health’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Magellan Acquisition, then that injunction may delay or prevent the Magellan Acquisition from being completed, or from being completed within the expected timeframe, which may adversely affect Centene’s business, financial position and results of operation. Currently, Centene is not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Magellan Acquisition.

Completion of the Magellan Acquisition may trigger change in control or other provisions in certain agreements to which Magellan Health or its subsidiaries are a party, which may have an adverse impact on the combined company’s business and results of operations.

The completion of the Magellan Acquisition may trigger change in control and other provisions in certain agreements to which Magellan Health or its subsidiaries are a party. If we and Magellan Health are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Magellan Health are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Magellan Health or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.

General Risk Factors

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

Market for Common Stock

Our common stock has been traded and quoted on the New York Stock Exchange under the symbol "CNC" since October 16, 2003. The high and low prices, as reported by the NYSE, are set forth below for the periods indicated.

	2021 Stock Price (through February 19, 2021)		2020 Stock Price		2019 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$70.26	$57.71	$68.64	$43.96	$69.25	$49.56
Second Quarter			74.70	53.83	58.25	45.44
Third Quarter			68.45	53.60	54.89	42.77
Fourth Quarter			72.31	57.56	63.79	41.62

As of February 19, 2021, there were 1,120 holders of record of our common stock.

Issuer Purchases of Equity Securities

In 2009, our Board of Directors extended our stock repurchase program. The initial program authorized the repurchase of up to 6.7 million shares of our common stock from time to time on the open market or through privately negotiated transactions. In October 2019, our Board of Directors approved a $500 million increase to our Company's stock repurchase program, based on the stock price at the close of the WellCare Acquisition. During the first quarter of 2020, we used proceeds from divestitures to repurchase 8.7 million shares of Centene common stock for $500 million through our stock repurchase program. We have approximately 5.5 million available shares remaining under the program for repurchases as of December 31, 2020. In February 2021, our Board of Directors approved an increase in the Company's existing share repurchase program for its common stock. With the increase, the Company is authorized to repurchase up to $1.0 billion of shares of the Company's common stock, inclusive of the previously approved stock repurchase program. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time.

Issuer Purchases of Equity Securities Fourth Quarter 2020 (shares in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2020	3	$65.26	—	5,488
November 1 – November 30, 2020	4	64.40	—	5,488
December 1 – December 31, 2020	867	61.04	—	5,488
Total	874	$61.07	—	5,488

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2015 to December 31, 2020 with the cumulative total return of the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index and the Standard & Poor's 500 over the same period. Standard & Poor's 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2015 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index, and the Standard & Poor's 500 and assumes the reinvestment of any dividends.

$300
$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Centene Corporation
New York Stock Exchange Composite Index
S&P Supercomposite Managed Healthcare Index
S&P 500

	December 31,
	2015	2016	2017	2018	2019	2020
Centene Corporation	$100.00	$85.87	$153.31	$175.23	$191.09	$182.46
New York Stock Exchange Composite Index	100.00	109.01	126.28	112.14	137.16	143.19
S&P Supercomposite Managed Healthcare Index	100.00	118.21	168.16	185.45	220.03	252.75
S&P 500	100.00	109.54	130.81	122.65	158.07	183.77

Centene Corporation closing stock price	$32.90	$28.25	$50.44	$57.65	$62.87	$60.03
Centene Corporation annual stockholder return	26.7%	(14.1)%	78.5%	14.3%	9.1%	(4.5)%

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

Item 6. Removed and reserved.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2018, including year-to-year comparisons between the year ended December 31, 2019 and the year ended December 31, 2018. For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 18, 2020.

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

Our insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium or repeal. We recognize revenue for reimbursement of the HIF, including the "gross-up" to reflect the non-deductibility of the HIF. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations. A moratorium suspended the HIF for the 2019 calendar year. Due to the size of the health insurer fee, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the reinstatement of the HIF in 2020. The HIF has been repealed beginning in 2021.

WellCare Acquisition

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare) (the WellCare Acquisition). The transaction was valued at $19.6 billion, including the assumption of $1.95 billion of outstanding debt. The WellCare Acquisition brought a high-quality Medicare platform and further extended our robust Medicaid offerings. The combination enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services.

Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the acquisition of WellCare.

Magellan Acquisition

In January 2021, we announced that we entered into a definitive merger agreement under which we will acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. The transaction will broaden and deepen our whole health capabilities and establish a leading behavioral health platform. The transaction is subject to clearance under the Hart-Scott Rodino Act, receipt of required state regulatory approvals, the approval of the definitive merger agreement by Magellan Health's stockholders and other customary closing conditions. The transaction is not contingent upon financing. We intend to fund the acquisition primarily through debt financing. The transaction is expected to close in the second half of 2021.

Acquisitions

We continued to execute on our growth strategy through acquisitions during 2020. In the fourth quarter of 2020, we acquired PANTHERx and Apixio. PANTHERx is one of the largest and fastest-growing specialty pharmacies in the United States specializing in orphan drugs and treating rare diseases. PANTHERx and its management team will continue to operate independently as part of our Envolve Pharmacy Solutions business unit, a total drug management program that includes integrated PBM services and specialty pharmacy solutions to millions of members throughout the United States. Apixio is a healthcare analytics company offering artificial intelligence technology solutions. With this transaction, we will continue to digitize the administration of healthcare and accelerate innovation and modernization across the enterprise. Apixio will remain an operationally independent entity as part of our Health Care Enterprises group to continue bringing value to its clients and the industry, while also realizing the benefits of enhanced scale.

COVID-19 Trends and Uncertainties

The COVID-19 outbreak has created unique and unprecedented challenges. To support our members, providers, employees and the communities we serve, we have taken several actions and made numerous investments related to the COVID-19 crisis. We have extended coverage of COVID-19 screening, testing and treatment services for Medicaid, Medicare and Marketplace members and are waiving all associated member cost share amounts. We are delivering new critical support to Safety Net providers, including Federally Qualified Healthcare Centers (FQHCs), behavioral health providers, and long-term service and support organizations. We continue to address social determinants of health for vulnerable populations during the COVID-19 crisis with a commitment to research and investment in non-medical barriers to achieving quality health outcomes. We developed initiatives designed to support the disability community affected by the pandemic. We created a provider support program to assist our network providers who are seeking benefits from the Small Business Administration (SBA) through the CARES Act. We established a Medical Reserve Leave policy to support clinical employees who want to join a medical reserve force and serve their communities during the COVID-19 pandemic. We are providing additional employee benefits including waiving cost-sharing for COVID-19 related treatment, emergency paid sick leave, and one-time payments to employees in a small number of critical office functions.

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

The impact on our business in both the short-term and long-term is uncertain. The outlook for 2021 depends on future developments, including but not limited to: the length and severity of the outbreak (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, and the timing around the development of treatments and distribution of vaccinations. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From March 31, 2020 through December 31, 2020, our Medicaid membership has increased by 1.7 million members. The pandemic also has the potential to impact the administration of state and federal healthcare programs, premium rates and risk sharing mechanisms. We continue to have active dialogues with our state partners.

Medical utilization continues to normalize as elective procedures and other non-emergent care resume, consistent with our expectations. We have experienced and continue to expect incremental COVID-19 costs as the outbreak continues to spread. In addition, the pandemic has widespread economic impact, driving interest rate decreases and lowering our investment income.

The impact of all these items slightly benefited our 2020 results. We are confident we have the team, systems, expertise and financial strength to continue to effectively navigate this challenging pandemic landscape.

Regulatory Trends and Uncertainties

The United States government, politicians, and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape. We have more than three decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations and military families. This expertise has allowed us to deliver cost effective services to our government sponsors and our members. While healthcare experts maintain focus on personalized healthcare technology, we continue to make strategic decisions to accelerate development of new software platforms and analytical capabilities. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2020 Highlights

Our financial performance for 2020 is summarized as follows:

•Year-end managed care membership of 25.5 million, an increase of 10.3 million members, or 67% over 2019.

•Total revenues of $111.1 billion, representing 49% growth year-over-year.

•HBR of 86.2% for 2020, compared to 87.3% for 2019.

•SG&A expense ratio of 9.5% for 2020, compared to 9.3% for 2019.

•Adjusted SG&A expense ratio of 8.9% for 2020, compared to 9.2% for 2019.

•Diluted EPS of $3.12 for 2020, compared to $3.14 for 2019.

•Adjusted Diluted EPS of $5.00 for 2020, compared to $4.42 for 2019.

•Operating cash flows of $5.5 billion, or 3.1 times net earnings, for 2020.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2020	2019

GAAP diluted EPS attributable to Centene	$3.12	$3.14
Amortization of acquired intangible assets	0.95	0.47
Acquisition related expenses	0.86	0.19
Other adjustments (1)	0.07	0.62
Adjusted Diluted EPS	$5.00	$4.42

(1)     Other adjustments include the following items:
•2020 - gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.10 per diluted share, net of an income tax expense of $0.08; (b) non-cash impairment of our third-party care management software business of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.02; and (c) debt extinguishment costs of $61 million, or $0.07 per diluted share, net of an income tax benefit of $0.04; and
•2019 - non-cash goodwill and intangible asset impairment of $271 million or $0.57 per diluted share, net of an income tax benefit of $0.08 and debt extinguishment costs of $30 million or $0.05 per diluted share, net of an income tax benefit of $0.02.

The following items contributed to our revenue and membership growth in 2020:

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

•Illinois. In July 2020, our Illinois subsidiary, Meridian Health Plan of Illinois, Inc. (Meridian), began serving Medicaid members in Cook County, Illinois, as a result of a Member Transfer Agreement under which Meridian was assigned 100% of NextLevel Health Partners, Inc.’s approximately 54,000 members who access benefits from the Illinois Department of Healthcare and Family Services’ HealthChoice Illinois Program. In February 2020, we began operating in Illinois under an expanded contract for the Medicaid Managed Care Program. The expanded contract includes children who are in need through the Department of Children and Family Services/Youth Care by Illinois Department of Healthcare and Family Services and Foster Care.

•Iowa. In July 2019, our Iowa subsidiary, Iowa Total Care, Inc., began operating under a new statewide contract for the IA Health Link Program.

•Louisiana. In January 2020, our Louisiana subsidiary, Louisiana HealthCare Connections, began operating under an emergency contract extension in response to protested contract awards. Louisiana’s state procurement officer overturned the Louisiana Department of Health’s plan to award Medicaid contracts to four health plans, excluding our Louisiana subsidiary. According to the chief procurement officer, the state health department failed to follow state law or its own evaluation and bid guidelines in its award.

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

•WellCare. On January 23, 2020, we completed the WellCare Acquisition. The WellCare Acquisition brought a high-quality Medicare platform and further extended our robust Medicaid offerings. The transaction was valued at $19.6 billion, including the assumption of $1.95 billion of outstanding debt.

•In addition, revenue and membership growth was significantly driven by the suspension of eligibility redeterminations and increased unemployment levels as a result of the COVID-19 pandemic, as well as the reinstatement of the health insurer fee in 2020.

The growth items listed above were partially offset by the following items:

•Effective October 2020, we no longer serve members under the correctional contract in Mississippi.

•In September 2020, our Oregon subsidiary, Trillium Community Health Plan, began operating under an expanded contract serving as a coordinated care organization for six counties in the state; however, an additional competitor was added to Lane County. As a result, our membership decreased.

•Effective August 2020, we no longer serve members under the Military & Family Life Counseling Program contract.

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

We expect the following items to contribute to our revenue or future growth potential:

•We expect to realize the full year benefit in 2021 of acquisitions, investments, and business commenced during 2020, as discussed above.

•In January 2021, Centene announced that its Oklahoma subsidiary, Oklahoma Complete Health, has been selected by the Oklahoma Health Care Authority (OHCA) for statewide contracts to provide managed care for the SoonerSelect and, on a sole source basis, SoonerSelect Specialty Children's Plan (SCP) (foster care) programs. The state expects to commence the SoonerSelect and SoonerSelect SCP Programs on October 1, 2021.

•In January 2021, we began administering the Buckley Prime Service Area Pilot in the Denver, Colorado area, which is a TRICARE pilot program to value-based payment arrangements not currently an option in the fee-for-service T2017 reimbursement model.

•In January 2021, we announced that we entered into a definitive merger agreement under which we will acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. The transaction is subject to clearance under the Hart-Scott Rodino Act, receipt of required state regulatory approvals, the approval of the definitive merger agreement by Magellan Health's stockholders and other customary closing conditions. The transaction is expected to close in the second half of 2021.

•In January 2021, we expanded our offerings in the Health Insurance Marketplace. We expanded our Marketplace product, branded Ambetter, in nearly 400 new counties across 13 existing states. In addition, Ambetter-branded Marketplace products is now offered in two new states, New Mexico and Michigan.

•In December 2020, we acquired PANTHERx, one of the largest and fastest-growing specialty pharmacies in the United States specializing in orphan drugs and treating rare diseases.

•In December 2020, we acquired Apixio Inc., a healthcare analytics company offering artificial intelligence technology solutions. With this transaction, we will continue to digitize the administration of healthcare and accelerate innovation and modernization across the enterprise.

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

The future growth items listed above are partially offset by the following items:

•In October 2020, Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year, compared to 46% for the 2021 bonus year. Our quality bonus and rebates may be negatively impacted in 2021 and 2022, if we are unable to utilize mitigation strategies.

•Beginning in 2021, the health insurer fee has been repealed, which will result in a decrease in revenue.

•We expect a decrease in our marketplace membership driven by a reduction in the state of Florida, resulting from price competition in three highly populated counties.

•We expect Medicaid eligibility redeterminations to begin on May 1, 2021, resulting in a decrease in membership.

MEMBERSHIP

From December 31, 2019 to December 31, 2020, we increased our managed care membership by 10.3 million, or 67%. The following table sets forth our membership by line of business:

	December 31,
	2020	2019
Traditional Medicaid (1)	12,055,400	7,573,600
High Acuity Medicaid (2)	1,554,700	1,110,000
Total Medicaid	13,610,100	8,683,600
Commercial	2,633,600	2,331,100
Medicare (3)	955,400	359,600
Medicare PDP	4,469,400	—
International	597,700	599,800
Correctional	147,200	180,000
Total at-risk membership	22,413,400	12,154,100
TRICARE eligibles	2,877,900	2,860,700
Non-risk membership	231,600	227,000
Total	25,522,900	15,241,800

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health
(2) Membership includes ABD, IDD, LTSS and MMP Duals
(3) Membership includes Medicare Advantage and Medicare Supplement

The following table sets forth additional membership statistics, which are included in the membership information above:

	December 31,
	2020	2019
Dual-eligible (4)	1,066,800	639,200
Health Insurance Marketplace	2,131,600	1,805,200
Medicaid Expansion	2,181,400	1,346,700

(4) Membership that is eligible for both Medicaid and Medicare benefits.

From December 31, 2019 to December 31, 2020, our membership increased as a result of:
•the WellCare Acquisition;
•Medicaid membership growth related to the COVID-19 pandemic;
•membership growth in our Health Insurance Marketplace business; and
•expansions, new programs and growth in many of our states.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2020, and 2019, respectively, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data in dollars):

	2020	2019	% Change 2019-2020
Premium	$100,055	$67,439	48%
Service	3,745	2,925	28%
Premium and service revenues	103,800	70,364	48%
Premium tax and health insurer fee	7,315	4,275	71%
Total revenues	111,115	74,639	49%
Medical costs	86,264	58,862	47%
Cost of services	3,303	2,465	34%
Selling, general and administrative expenses	9,867	6,533	51%
Amortization of acquired intangible assets	719	258	179%
Premium tax expense	6,332	4,469	42%
Health insurer fee expense	1,476	—	n.m.
Goodwill and intangible impairment	72	271	(73)%
Earnings from operations	3,082	1,781	73%
Other income (expense):
Investment and other income	480	443	8%
Debt extinguishment costs	(61)	(30)	(103)%
Interest expense	(728)	(412)	(77)%
Earnings before income tax expense	2,773	1,782	56%
Income tax expense	979	473	107%
Net earnings	1,794	1,309	37%
Loss attributable to noncontrolling interests	14	12	17%
Net earnings attributable to Centene Corporation	$1,808	$1,321	37%

Diluted earnings per common share attributable to Centene Corporation:	$3.12	$3.14	(1)%
n.m.: not meaningful

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total Revenues

The following table sets forth supplemental revenue information for the year ended December 31, ($ in millions):

	2020	2019	% Change 2019-2020
Medicaid	$74,785	$51,831	44%
Commercial	17,071	14,747	16%
Medicare (1)	11,976	4,248	182%
Medicare PDP	2,403	—	n.m.
Other	4,880	3,813	28%
Total Revenues	$111,115	$74,639	49%

(1) Medicare includes Medicare Advantage and Medicare Supplement
n.m.: not meaningful

Total revenues increased 49% in the year ended December 31, 2020, over the corresponding period in 2019, primarily due to the acquisition of WellCare, growth in the Medicaid and Health Insurance Marketplace businesses, and the reinstatement of the health insurer fee in 2020. Additionally, the net effect of the pandemic increased our revenues due to the suspension of Medicaid eligibility redeterminations. The increase was partially offset by the divestiture of our Illinois health plan. During the twelve months ended December 31, 2020, we received premium rate adjustments which yielded a net 1% composite increase across all of our markets.

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

The HBR for the year ended December 31, 2020 was 86.2%, a decrease of 110 basis points over the comparable period in 2019. The HBR decrease was primarily attributable to lower medical utilization trends due to the COVID-19 pandemic, the ACA risk corridor receivable settlement and the reinstatement of the health insurer fee. The decrease was partially offset by performance in the Health Insurance Marketplace business, the implementation of retroactive state premium rate adjustments and risk sharing mechanisms, and higher testing and treatment costs associated with COVID-19.

Cost of Services

Cost of services increased by $838 million in the year ended December 31, 2020, compared to the corresponding period in 2019, primarily attributable to increased volume in our specialty pharmacy business, increased non-specialty pharmacy sales to our recently divested Illinois health plan, and growth from acquired businesses.

The cost of service ratio for the year ended December 31, 2020 was 88.2%, compared to 84.3% in 2019. The increase in the cost of service ratio was driven by the results of lower revenue from the shared savings programs in our physician home health business and higher non-specialty pharmacy sales to our recently divested Illinois health plan, which carries a higher cost of service ratio.

Selling, General & Administrative Expenses

SG&A increased by $3.3 billion in the year ended December 31, 2020, compared to the corresponding period in 2019. The SG&A increase was primarily due to the addition of the WellCare business, expansions, new programs and growth in many of our states in 2020, and $580 million of acquisition related expense in the year ended December 31, 2020.

The SG&A expense ratio was 9.5% for the year ended December 31, 2020, compared to 9.3% for the year ended December 31, 2019. The 2020 SG&A expense ratio increased due to higher acquisition and integration related expenses primarily due to the WellCare acquisition, the $275 million charitable contribution to our foundation and enhanced growth and profitability initiatives for our Medicare and Health Insurance Marketplace businesses (both as a result of the one-time ACA risk corridor settlement). These items were partially offset by leveraging of expenses over higher revenues as a result of the WellCare acquisition.

The Adjusted SG&A expense ratio was 8.9% for the year ended December 31, 2020, compared to 9.2% for the year ended December 31, 2019. The Adjusted SG&A expense ratio benefited from leveraging of expenses over higher revenues as a result of the WellCare acquisition, partially offset by the $275 million charitable contribution to our foundation and enhanced growth and profitability initiatives for our Medicare and Health Insurance Marketplace businesses.

Health Insurer Fee Expense

Health insurer fee expense was $1.5 billion for the year ended December 31, 2020. As a result of the health insurer fee moratorium, which suspended the health insurance provider fee for the 2019 calendar year, we did not record health insurer fee expense for the year ended December 31, 2019.

Impairment

During the first quarter of 2020, we recorded $72 million, or $0.10 per diluted share, of non-cash impairment of our third-party care management software business. In 2019, we recorded $271 million, or $0.57 per diluted share, of non-cash goodwill and intangible asset impairment. Substantially all of the 2019 impairment is associated with our USMM physician home health business and was identified as part of our quarterly review procedures, which included an analysis of new information related to our shared savings programs, slower than expected penetration of the physician home health business model into our Medicaid population, and the related impact to revised forecasts.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2020	2019
Investment and other income	$480	$443
Debt extinguishment costs	(61)	(30)
Interest expense	(728)	(412)
Other income (expense), net	$(309)	$1

Investment and other income. Investment and other income increased by $37 million for year ended December 31, 2020 compared to 2019. The increase in investment income in 2020 was due to a $104 million gain related to the divestiture of certain products of our Illinois health plan as part of the previously announced divestiture agreements associated with the WellCare Acquisition as well as overall higher investment balances, partially offset by lower interest rates.

Debt extinguishment costs. In October 2020, we redeemed all of the $1.0 billion 4.75% Senior Notes due 2022 (the 2022 Notes) and the $1.2 billion 5.25% Senior Notes due 2025 (the 2025 Notes). We recognized a pre-tax loss on extinguishment of $17 million on the redemption of the 2022 Notes and the 2025 Notes in the fourth quarter of 2020, including the call premiums and write-off of unamortized debt issuance costs. In February 2020, we redeemed all of our outstanding $1.0 billion 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes) and recognized a pre-tax loss on extinguishment of $44 million. The loss includes the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes. In October 2019, we redeemed the outstanding principal balance on the $1.4 billion 5.625% Senior Notes due February 15, 2021 (the 2021 Notes). We recognized a pre-tax loss on extinguishment of $30 million on the redemption of the 2021 Notes, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $600 million interest rate swap agreement associated with the notes.

Interest expense. Interest expense increased by $316 million in the year ended December 31, 2020, compared to the corresponding period in 2019. The increase is driven by an increase in borrowings related to the issuance of an additional $7.0 billion in senior notes in December 2019 to finance the cash consideration of the WellCare Acquisition as well as the $1.9 billion of WellCare Notes assumed upon acquisition. The increase was also driven by incremental interest expense related to our decision to preserve an additional $1.0 billion of liquidity due to the economic environment created by COVID-19.

Income Tax Expense

For the year ended December 31, 2020, we recorded income tax expense of $979 million on pre-tax earnings of $2.8 billion, or an effective tax rate of 35.3%. The effective tax rate for the year ended December 31, 2020 reflects the tax impact associated with the Illinois divestiture and the reinstatement of the health insurer fee in 2020, partially offset by a favorable tax settlement. For the year ended December 31, 2019, we recorded income tax expense of $473 million on pre-tax earnings of $1.8 billion, or an effective tax rate of 26.5%, which reflects the impact of the health insurer fee moratorium, partially offset by the non-deductibility of a portion of our non-cash goodwill and intangible impairment recorded in the third quarter of 2019.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2020	2019	% Change 2019-2020
Total Revenues
Managed Care	$107,296	$71,379	50%
Specialty Services	16,155	13,781	17%
Eliminations	(12,336)	(10,521)	(17)%
Consolidated Total	$111,115	$74,639	49%
Earnings from Operations
Managed Care	$3,031	$1,806	68%
Specialty Services	51	(25)	304%
Consolidated Total	$3,082	$1,781	73%

Managed Care

Total revenues increased 50% in the year ended December 31, 2020, compared to the corresponding period in 2019, primarily due to the acquisition of WellCare, growth in the Medicaid and Health Insurance Marketplace businesses, and the reinstatement of the health insurer fee in 2020. Additionally, the net effect of the pandemic increased our revenues due to the suspension of Medicaid eligibility redeterminations. The increase was partially offset by the divestiture of our Illinois health plan. Earnings from operations increased $1.2 billion between years driven by the acquisition of WellCare, lower medical utilization due to the COVID-19 pandemic, and the reinstatement of the health insurer fee in 2020, partially offset by higher acquisition related expenses, retroactive state premium rate adjustments and risk sharing mechanisms, and higher testing and treatment costs associated with COVID-19, particularly in the Health Insurance Marketplace business.

Specialty Services

Total revenues increased 17% in the year ended December 31, 2020, compared to the corresponding period in 2019, resulting primarily from increased services associated with membership growth in the Managed Care segment, acquisitions and increased volume in our specialty pharmacy business. Earnings from operations increased $76 million between years. Earnings from operations in 2020 was negatively affected by the previously discussed impairment related to our third-party care management software business and the results of the shared savings programs in our physician home health business. Earnings from operations in 2019 were negatively affected by the previously discussed non-cash goodwill and intangible impairment related to our USMM physician home health business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2020 and 2019, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$5,503	$1,483
Net cash used in investing activities	(6,955)	(1,532)
Net cash provided by financing activities	260	6,832
Effect of exchange rate changes on cash and cash equivalents	18	(2)
Net increase in cash, cash equivalents, and restricted cash and equivalents	$(1,174)	$6,781

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. In 2020, operating activities provided cash of $5.5 billion, or 3.1 times net earnings, compared to $1.5 billion in 2019. Cash flow provided by operations in 2020 was due to net earnings, an increase in medical claims liabilities from growth and expansions, and an increase in other long-term liabilities related to minimum MLR payables and a delay in employer payroll tax payments related to the COVID-19 extensions to payment deadlines.

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

	Year Ended December 31,
	2020	2019
(Increase) decrease in premium and trade receivables	$(52)	$(1,076)
Increase (decrease) in unearned revenue	(528)	(9)
Net increase (decrease) in operating cash flow	$(580)	$(1,085)

Cash Flows Used in Investing Activities

Investing activities used cash of $7.0 billion for the year ended December 31, 2020 and $1.5 billion in 2019. Cash flows used in investing activities in 2020 primarily consisted of our acquisitions of WellCare, PANTHERx and Apixio, partially offset by divestiture proceeds. Cash flows used in investing activities in 2020 also consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $869 million and $730 million in the years ended December 31, 2020 and 2019, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of December 31, 2020, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.3 years. We had unregulated cash and investments of $1.9 billion at December 31, 2020, compared to $7.2 billion at December 31, 2019. Unregulated cash as of December 31, 2019 included the net proceeds from our $7.0 billion senior note issuance in advance of the closing of the WellCare Acquisition. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash flows used in investing activities in 2019 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $260 million in 2020, compared to providing cash of $6.8 billion in 2019. During 2020, our net financing activities were due to increased borrowings, partially offset by common stock repurchases. During 2019, our net financing activities primarily related to the proceeds from the issuance of $7.0 billion of senior notes in December 2019 in preparation of the WellCare Acquisition.

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

In February 2020, we issued $2.0 billion 3.375% Senior Notes due 2030 (the $2.0 billion 2030 Notes). We used the net proceeds from the $2.0 billion 2030 Notes to redeem all of our outstanding 2024 Notes. We recognized a pre-tax loss on extinguishment of $44 million, including the call premium, the write-off of unamortized debt issuance costs and a loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes. We intended to use remaining proceeds to redeem our 2022 Notes. The 2022 Notes were redeemed in the fourth quarter in connection with an additional offering of senior notes as further described below, and we decided to increase liquidity with the remaining proceeds of the $2.0 billion 2030 Notes.

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

In May 2020, we completed an exchange offer, whereby we offered to exchange all of the outstanding $2.0 billion 3.375% Senior Notes due February 15, 2030, $1.0 billion 4.75% Senior Notes due 2025, $2.5 billion 4.25% Senior Notes, and $3.5 billion 4.625% Senior Notes due 2029 for identical securities that have been registered under the Securities Act of 1933.

In October 2020, we issued $2.2 billion 3.0% Senior Notes due October 2030 (the $2.2 billion 2030 Notes). We used the net proceeds from the offering, together with cash on hand, to redeem all of the 2022 Notes and the $1.2 billion 5.25% Senior Notes due 2025. We recognized a pre-tax loss on extinguishment of $17 million, including the call premium, and the write-off of unamortized debt issuance costs.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants, including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 3.5 to 1.0, which may, under certain circumstances and subject to certain elections made by us, be increased for certain periods to 4.0 to 1.0. As of December 31, 2020, we had $97 million of borrowings outstanding under our Revolving Credit Facility, $1.5 billion of borrowings outstanding under our Term Loan Facility, and we were in compliance with all covenants. As of December 31, 2020, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. In February 2021, we extended the term of the construction loan for one year. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2022. The agreement contains financial and non-financial covenants aligning with the credit agreement governing our Revolving Credit Facility. We have guaranteed completion of the construction project associated with the loan. As of December 31, 2020, we had $180 million in borrowings outstanding under the loan.

We had outstanding letters of credit of $129 million as of December 31, 2020, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.6% as of December 31, 2020. In addition, we had outstanding surety bonds of $1.1 billion as of December 31, 2020.

The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of December 31, 2020, we were in compliance with all covenants.

At December 31, 2020, we had working capital, defined as current assets less current liabilities, of $1.8 billion, compared to $7.4 billion at December 31, 2019. Working capital as of December 31, 2019, reflected the net proceeds from our $7.0 billion senior note issuance in advance of the closing of the WellCare Acquisition. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At December 31, 2020, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 39.3%, compared to 52.0% at December 31, 2019. Excluding $230 million of non-recourse debt, our debt to capital ratio was 39.0% as of December 31, 2020, compared to 51.7% at December 31, 2019. At December 31, 2019, excluding non-recourse debt and the senior notes issued to fund the WellCare Acquisition in advance of closing, our debt to capital was 34.3%. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. We have 5.5 million available shares remaining under the program for repurchases as of December 31, 2020. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. In 2020, we used proceeds from divestitures to repurchase 8.7 million shares of Centene common stock for $500 million through our stock repurchase program. We did not make any repurchases under this plan during 2019.

During the year ended December 31, 2020 and 2019, we received dividends of $1.3 billion and $713 million, respectively, from our regulated subsidiaries.

2021 Expectations

During 2021, we expect to receive net dividends of approximately $1.7 billion from our regulated subsidiaries and expect to spend approximately $860 million in capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. In February 2021, our Board of Directors approved an increase in our existing share repurchase program for our common stock. With the increase, we are authorized to repurchase up to $1.0 billion of shares of our common stock, inclusive of the previously approved stock repurchase program. No duration has been placed on the repurchase program.

In February 2021, we issued $2.2 billion 2.50% Senior Notes due 2031 (the 2031 Notes). In conjunction with the 2031 Notes offering, we completed a tender offer (the Tender Offer) to purchase for cash, subject to certain conditions, any and all of the outstanding aggregate principal amount of the $2.2 billion 4.75% Senior Notes due 2025 (the 2025 Notes). We used the net proceeds from the 2031 Notes, together with available cash on hand, to fund the purchase price for the 2025 Notes accepted for purchase in the Tender Offer (approximately 36% of the aggregate principal amount outstanding) and intend to use the remaining proceeds to redeem any of the 2025 Notes that remain outstanding following the Tender Offer, including all premiums, accrued interest and costs and expenses related to the redemption.

We have material debt, lease, and short-term medical claims obligations. Refer to Note 10. Debt, Note 11. Leases, and Note 8. Medical Claims Liability, respectively, for further information. In addition, we have material commitments as a result of our Fidelis and Health Net acquisitions. Refer to Note 17. Commitments for detail.

In the second half of 2021, we expect to complete the merger with Magellan Health, Inc. for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. We intend to primarily fund the acquisition through debt financing.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility. In addition, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

As of December 31, 2020, our subsidiaries had aggregate statutory capital and surplus of $14.2 billion, compared with the required minimum aggregate statutory capital and surplus requirements of $5.9 billion. During the year ended December 31, 2020, we received $508 million of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our Risk Based Capital (RBC) percentage to be in excess of 350% of the Authorized Control Level.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended ("Knox-Keene"), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the required amount as specified in the undertaking.

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements. Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2020, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2020, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $5.9 billion in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies, and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability, and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2020, we had $18.7 billion of goodwill and $8.4 billion of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights and customer relationships	3 - 21 years
Provider contracts	4 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years

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

If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if a quantitative impairment test is necessary. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors.

Our specialty clinical healthcare business acquired in 2018, with goodwill of $325 million, has experienced short-term decreased profitability due to short-term rate inadequacies and the effect of the COVID-19 pandemic, coupled with immigration restrictions enacted by policy administrators. However, the goodwill is expected to be recovered and there have been no fundamental changes in the business model since the acquisition date. To the extent rates do not improve in the long-term or the new administration does not reverse the immigration restrictions, the reporting unit could be at risk for impairment.

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

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims that have been received or adjudicated as of the end of a reporting period relative to the estimate of the total ultimate incurred costs for that same period. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See "Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our results of operations, financial position and cash flows." These approaches are consistently applied to each period presented.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2020 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(1.00)%	$623	(1.00)%	$(169)
(0.75)	466	(0.75)	(126)
(0.50)	310	(0.50)	(84)
(0.25)	155	(0.25)	(42)
0.25	(154)	0.25	42
0.50	(307)	0.50	84
0.75	(459)	0.75	126
1.00	(610)	1.00	169
(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $80 million for the year ended December 31, 2020, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance, January 1,	$7,473	$6,831	$4,286
Less: reinsurance recoverable	20	27	18
Balance, January 1, net	7,453	6,804	4,268
Acquisitions	3,856	59	1,204
Less: acquired reinsurance recoverable	—	—	8
Incurred related to:
Current year	86,765	59,539	46,484
Prior years	(501)	(677)	(427)
Total incurred	86,264	58,862	46,057

Paid related to:
Current year	78,838	52,453	41,161
Prior years	6,320	5,819	3,556
Total paid	85,158	58,272	44,717
Balance, December 31, net	12,415	7,453	6,804
Plus: reinsurance recoverable	23	20	27
Balance, December 31,	$12,438	$7,473	$6,831
Days in claims payable (1)	51	45	48

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a "short-tail," which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2020 will be known by the end of 2021.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $86 million, $49 million and $25 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2020, 2019 and 2018, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following are examples of population health management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:
•Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with InterQual or other criteria.
•Management of our pre-authorization list and more stringent review of durable medical equipment and injectibles.
•Emergency department program designed to collaboratively work with hospitals to steer non-emergency care away from the costly emergency department setting (through patient education, on-site alternative urgent care settings, etc.).

•Increased emphasis on case management and clinical rounding where case managers are nurses or social workers who are employed by the health plan to assist selected patients with the coordination of healthcare services in order to meet a patient's specific healthcare needs.
•Incorporation of disease management which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma.
•Prenatal and infant health programs utilized in our Start Smart For Your Baby outreach service.

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

For qualifying low income PDP members, CMS pays for some, or all, of the member's monthly premium. We receive certain Part D prospective subsidy payments from CMS for our PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and our plans based on the difference between the prospective payments and actual claims experience.

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

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, our insurance subsidiaries are subject to the Affordable Care Act annual HIF. The ACA imposed the HIF in 2014, 2015, 2016, 2018 and 2020. The HIF was suspended in 2017 and 2019. Beginning in 2021, the HIF was permanently repealed. If we are able to negotiate reimbursement of portions of these premium taxes or the HIF, we recognize revenue associated with the HIF on a straight-line basis when we have binding agreements for such reimbursements, including the "gross-up" to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment. These payments are recorded as premium revenue and medical costs at close to a 100% HBR. We have little visibility to the timing of these payments until they are paid by the state.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2020, we had short-term investments of $1.6 billion and long-term investments of $13.9 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities, equity securities and private equity investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2020, the fair value of our fixed income investments would decrease by approximately $319 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of acquisition-date fair value of purchased contract rights and customer relationships intangible assets acquired in the WellCare Health Plans, Inc. business combination

As discussed in Note 3 to the consolidated financial statements, the Company acquired WellCare Health Plans, Inc. (WellCare) in a business combination on January 23, 2020. In connection with the transaction, the Company recorded purchased contract rights and customer relationships intangible assets associated with the generation of future income from WellCare’s existing contracts and customers. The acquisition-date fair value for the purchased contract rights and customer relationships assets was $5,737 million.

We identified the evaluation of the acquisition-date fair value of purchased contract rights and customer relationships intangible assets acquired in the WellCare business combination as a critical audit matter. There was a higher degree of auditor judgment involved in evaluating certain of management’s assumptions used in determining the fair value of these intangible assets. Specifically, the assumptions for the contract renewal probabilities for Medicaid contracts and member attrition rates for Medicare and Prescription Drug Plans were challenging to assess as there was limited observable market information. The determination of the fair value of the purchased contract rights and customer relationships assets was sensitive to possible changes in the assumptions used in the forecast for contract renewal probabilities and member attrition rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s acquisition-date fair value process and the development of the relevant assumptions identified above. We evaluated the estimated contract renewal probabilities for Medicaid contracts by comparing to the historical managed care contract renewal results of the Company and certain internal and external factors. We evaluated the estimated member attrition rates for Medicare and Prescription Drug Plans by comparing to the historical Medicare and Prescription Drug Plans member attrition rates of WellCare. We also compared the member attrition rates to previous acquisitions made by the Company and certain internal and external factors. We performed sensitivity analyses over the contract renewal probabilities and member attrition rate assumptions to assess their impact on the Company’s determination of the fair value of the purchased contract rights and customer relationships assets. We involved valuation professionals with specialized skills and knowledge, who compared the models used by the Company to calculate the contract renewal probabilities and member attrition rate assumptions to generally accepted valuation practices.

Evaluation of the estimated medical claims liability
As discussed in Note 2 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. As discussed in Note 8 to the consolidated financial statements, the balance at December 31, 2020 was $12,438 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Company's process to evaluate the estimate of the medical claims liability including the results of the Company's independent actuaries' analysis. We involved actuarial professionals with specialized skills and knowledge who evaluated the actuarial methods used by the Company to estimate the medical claims liability. With the assistance of the actuarial professionals, we challenged the Company's estimate of the medical claims liability, including the effects of moderately adverse conditions, by developing an independent estimate for certain health plans using the Company's medical claims data, and relative range. We assessed the potential for management bias by evaluating the Company's position and movement within the actuarial professionals' relative range.
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Note 2 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. The final settlement of the December 31, 2020 ACA risk adjustment accruals is scheduled to be determined by the Centers for Medicare and Medicaid Services (CMS) in June 2021, based on data submitted by insurance companies through April 2021. As discussed in Note 9, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $340 million, and $1,224 million, respectively at December 31, 2020.

We identified the evaluation of the estimated ACA risk adjustment accruals as a critical audit matter. Specialized skills and a higher degree of auditor judgment were required to evaluate the Company's estimates. The Company's estimates are based on its analysis of member data, claims data, and projections of claims data expected to be submitted by the Company, and other insurance plans, to CMS for settlement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's process to develop the estimated ACA risk adjustment accruals. We involved actuarial professionals with specialized skills and knowledge who assisted in evaluating the Company's methodology used in estimating the ACA risk adjustment accruals for consistency with the federally developed risk adjustment methodology. Additionally, the actuarial professionals assisted in evaluating the projections of claims data utilized to estimate the ACA risk adjustment accruals, and assessed the methodologies utilized by the Company for consistency with industry practice. We assessed the Company's process to estimate the ACA risk adjustment accruals, in order to consider the potential for management bias, by performing a retrospective review of the prior period ACA risk adjustment accruals and assessing the consistency of those estimated balances with the subsequent settlement.

/s/ KPMG LLP

We have served as the Company's auditor since 2005.

St. Louis, Missouri
February 22, 2021

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,800	$12,123
Premium and trade receivables	9,696	6,247
Short-term investments	1,580	863
Other current assets	1,317	1,090
Total current assets	23,393	20,323
Long-term investments	12,853	7,717
Restricted deposits	1,060	658
Property, software and equipment, net	2,774	2,121
Goodwill	18,652	6,863
Intangible assets, net	8,388	2,063
Other long-term assets	1,599	1,249
Total assets	$68,719	$40,994
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$12,438	$7,473
Accounts payable and accrued expenses	7,069	4,164
Return of premium payable	1,458	824
Unearned revenue	523	383
Current portion of long-term debt	97	88
Total current liabilities	21,585	12,932
Long-term debt	16,682	13,638
Deferred tax liability	1,534	189
Other long-term liabilities	2,956	1,543
Total liabilities	42,757	28,302
Commitments and contingencies
Redeemable noncontrolling interests	77	33
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 598,249 issued and 581,479 outstanding at December 31, 2020, and 421,508 issued and 415,048 outstanding at December 31, 2019	1	—
Additional paid-in capital	19,459	7,647
Accumulated other comprehensive earnings	337	134
Retained earnings	6,792	4,984
Treasury stock, at cost (16,770 and 6,460 shares, respectively)	(816)	(214)
Total Centene stockholders' equity	25,773	12,551
Noncontrolling interest	112	108
Total stockholders' equity	25,885	12,659
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$68,719	$40,994
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Premium	$100,055	$67,439	$53,629
Service	3,745	2,925	2,806
Premium and service revenues	103,800	70,364	56,435
Premium tax and health insurer fee	7,315	4,275	3,681
Total revenues	111,115	74,639	60,116
Expenses:
Medical costs	86,264	58,862	46,057
Cost of services	3,303	2,465	2,386
Selling, general and administrative expenses	9,867	6,533	6,043
Amortization of acquired intangible assets	719	258	211
Premium tax expense	6,332	4,469	3,252
Health insurer fee expense	1,476	—	709
Impairment loss	72	271	—
Total operating expenses	108,033	72,858	58,658
Earnings from operations	3,082	1,781	1,458
Other income (expense):
Investment and other income	480	443	253
Debt extinguishment costs	(61)	(30)	—
Interest expense	(728)	(412)	(343)
Earnings before income tax expense	2,773	1,782	1,368
Income tax expense	979	473	474
Net earnings	1,794	1,309	894
Loss attributable to noncontrolling interests	14	12	6
Net earnings attributable to Centene Corporation	$1,808	$1,321	$900

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$3.17	$3.19	$2.31
Diluted earnings per common share	$3.12	$3.14	$2.26

Weighted average number of common shares outstanding:
Basic	570,722	413,487	390,248
Diluted	579,135	420,409	398,506

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net earnings	$1,794	$1,309	$894
Reclassification adjustment, net of tax	(3)	(5)	2
Change in unrealized gain (loss) on investments, net of tax	191	203	(52)
Defined benefit pension plan net gain (loss), net of tax	—	(6)	1
Foreign currency translation adjustments	15	(2)	(4)
Other comprehensive earnings (loss)	203	190	(53)
Comprehensive earnings	1,997	1,499	841
Comprehensive loss attributable to noncontrolling interests	14	12	6
Comprehensive earnings attributable to Centene Corporation	$2,011	$1,511	$847

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2017	360,758	$—	$4,349	$(3)	$2,748	13,884	$(244)	$14	$6,864
Net earnings (loss)	—	—	—	—	900	—	—	(2)	898
Other comprehensive loss, net of $(15) tax	—	—	—	(53)	—	—	—	—	(53)
Common stock issued for acquisitions	—	—	331	—	—	(9,787)	176	—	507
Common stock issued for stock offering	53,207		2,779	—	—	—	—	—	2,779
Common stock issued for employee benefit plans	3,730	—	17	—	—	—	—	—	17
Common stock repurchases	—	—	—	—	—	1,120	(71)	—	(71)
Stock compensation expense	—	—	145	—	—	—	—	—	145
Cumulative-effect of adopting new accounting guidance	—	—	—	—	15	—	—	—	15
Purchase of noncontrolling interest	—	—	(172)	—	—	—	—	(15)	(187)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	99	99
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Net earnings (loss)	—	—	—	—	1,321	—	—	(9)	1,312
Other comprehensive earnings, net of $59 tax	—	—	—	190	—	—	—	—	190
Common stock issued for employee benefit plans	3,813	—	21	—	—	—	—	—	21
Common stock repurchases	—	—	—	—	—	1,243	(75)	—	(75)
Stock compensation expense	—	—	177	—	—	—	—	—	177
Contribution from noncontrolling interest	—	—	—	—	—	—	—	21	21
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Net earnings (loss)	—	—	—	—	1,808	—	—	(24)	1,784
Other comprehensive earnings, net of $60 tax	—	—	—	203	—	—	—	—	203
Common stock issued for acquisitions	171,225	1	11,526	—	—	—	—	—	11,527
Common stock issued for employee benefit plans	5,923	—	29	—	—	—	—	—	29
Common stock repurchases	(407)	—	(24)	—	—	10,310	(602)	—	(626)
Stock compensation expense	—	—	281	—	—	—	—	—	281
Contribution from noncontrolling interest	—	—	—	—	—	—	—	28	28
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$1,794	$1,309	$894
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,259	643	495
Stock compensation expense	281	177	145
Impairment	72	271	—
Loss on debt extinguishment	57	30	—
Deferred income taxes	(51)	55	(129)
Gain on divestiture	(104)	—	—
Changes in assets and liabilities
Premium and trade receivables	(52)	(1,076)	(1,173)
Other assets	(30)	(234)	(38)
Medical claims liabilities	1,117	578	1,325
Unearned revenue	(528)	(9)	(52)
Accounts payable and accrued expenses	585	(421)	(533)
Other long-term liabilities	1,078	185	258
Other operating activities, net	25	(25)	42
Net cash provided by operating activities	5,503	1,483	1,234
Cash flows from investing activities:
Capital expenditures	(869)	(730)	(675)
Purchases of investments	(7,402)	(2,575)	(3,846)
Sales and maturities of investments	4,921	1,809	1,991
Acquisitions, net of cash acquired	(4,049)	(36)	(2,055)
Divestiture proceeds, net of divested cash	466	—	—
Other investing activities, net	(22)	—	—
Net cash used in investing activities	(6,955)	(1,532)	(4,585)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	—	2,779
Proceeds from long-term debt	5,107	24,721	6,077
Payments of long-term debt	(4,067)	(17,803)	(4,083)
Common stock repurchases	(626)	(75)	(71)
Payments for debt extinguishment	(81)	(23)	—
Debt issuance costs	(120)	(25)	(25)
Other financing activities, net	47	37	(65)
Net cash provided by financing activities	260	6,832	4,612
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(2)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash and equivalents	(1,174)	6,781	1,261
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,131	5,350	4,089
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$10,957	$12,131	$5,350
Supplemental disclosures of cash flow information:
Interest paid	$725	$374	$323
Income taxes paid	$1,191	$612	$448
Equity issued in connection with acquisitions	$11,526	$—	$507
The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	2020	2019	2018
Cash and cash equivalents	$10,800	$12,123	$5,342
Restricted cash and cash equivalents, included in restricted deposits	157	8	8
Total cash, cash equivalents, and restricted cash and cash equivalents	$10,957	$12,131	$5,350

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations

Centene Corporation, or the Company, is a leading multi-national healthcare enterprise that is committed to helping people live healthier lives. The Company takes a local approach - with local brands and local teams - to provide fully integrated, high-quality, and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. The Company operates in two segments: Managed Care and Specialty Services. The Managed Care segment provides health plan coverage to individuals through government subsidized programs, including Medicaid, the State Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare, the Supplemental Security Income Program, also known as the Aged, Blind or Disabled Program (ABD), Medicare (including Medicare Prescription Drug Plans), and the Health Insurance Marketplace. The Company also offers a variety of individual, small group, and large group commercial healthcare products, both to employers and directly to members in the Managed Care segment. The Specialty Services segment consists of the Company's specialty companies offering auxiliary healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups and other commercial organizations, as well as to the Company's own subsidiaries. The Specialty Services segment also includes the government contracts business which includes the Company's government-sponsored managed care support contract with the U.S. Department of Defense (DoD) under the TRICARE program and other healthcare related government contracts.

On January 23, 2020, the Company acquired all of the issued and outstanding shares of WellCare. The transaction was valued at approximately $19,555 million, including the assumption of $1,950 million of outstanding debt. The WellCare Acquisition brought a high-quality Medicare platform and further extended the Company's robust Medicaid offerings. The combination enables the Company to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services.

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2020 presentation. These reclassifications have no effect on net earnings, cash flow, or stockholders' equity as previously reported.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.

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

Short-term and long-term investments are generally classified as available-for-sale and are carried at fair value. Certain equity investments are recorded using the fair value or equity method. The Company monitors the difference between the carrying value and fair value of its available-for-sale debt investments and whether declines in fair value are credit related. Unrealized gains and losses on debt investments available-for-sale are excluded from earnings and reported in accumulated other comprehensive earnings (loss), a separate component of stockholders' equity, net of income tax effects. If a loss is deemed to be credit related, the Company recognizes an allowance through earnings. For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If the security meets this criterion, the decline in fair value is recorded in earnings through investment and other income. Premiums and discounts are amortized or accreted over the life of the related security using the effective interest method. To calculate realized gains and losses on the sale of investments, the Company uses the specific amortized cost of each investment sold. Realized gains and losses are recorded in investment and other income.

The Company uses the equity method to account for investments in entities that it does not control but has the ability to exercise significant influence over operating and financial policies. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by the Company's share of equity in income or losses after the date of acquisition as well as capital contributions to and distributions from these companies.

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

The following methods and assumptions were used to estimate the fair value of each financial instrument:
•Available-for-sale investments and restricted deposits: The carrying amount is stated at fair value, based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.
•Senior unsecured notes: Estimated based on third-party quoted market prices for the same or similar issues.
•Variable rate debt: The carrying amount of the Company's floating rate debt approximates fair value since the interest rates adjust based on market rate adjustments.
•Contingent consideration: Estimated based on expected achievement of metrics included in the acquisition agreement considering circumstances that exist as of the acquisition date.

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

Fixed Asset	Depreciation Period
Buildings and improvements	5 - 40 years
Computer hardware and software	3 - 5 years
Furniture and equipment	3 - 10 years
Land improvements	10 - 20 years
Leasehold improvements	1 - 20 years

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

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights and customer relationships	3 - 21 years
Provider contracts	4 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years

The Company tests for impairment of intangible assets, as well as long-lived assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value. Such factors include, but are not limited to, significant changes in membership, state funding, state contracts, and provider networks and contracts. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group. An impairment charge, if any, is recognized within earnings from operations.

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

If the quantitative test is deemed necessary, the Company determines an appropriate valuation technique to estimate a reporting unit's fair value as of the testing date. The Company utilizes either the income approach or the market approach, whichever is most appropriate for the respective reporting unit. The income approach is based on an internally developed discounted cash flow model that includes many assumptions related to future growth rates, discount factors, future tax rates and other various assumptions. The market approach is based on financial multiples of comparable companies derived from current market data. The Company then compares the fair value of the reporting unit calculated using the income approach or market approach with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds fair value. The impairment charge is limited to the total amount of goodwill allocated to the reporting unit. Changes in economic and operating conditions impacting assumptions used in the Company's analyses could result in goodwill impairment in future periods.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs.

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

Revenues are recorded based on membership and eligibility data provided by the states or CMS, which is adjusted on a monthly basis by the states or CMS for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. The Company reviews and updates those estimates as new information becomes available. It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

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

For qualifying low income PDP members, CMS pays for some, or all, of the member's monthly premium. The Company receives certain Part D prospective subsidy payments from CMS for the its PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in the its bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and the Company's plans based on the difference between the prospective payments and actual claims experience.

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

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries are subject to the Affordable Care Act annual health insurer fee (HIF), absent a HIF moratorium. The ACA imposed the HIF in 2014, 2015, 2016, 2018 and 2020. The HIF was suspended in 2017 and 2019. Beginning in 2021, the HIF was permanently repealed. If the Company is able to negotiate reimbursement of portions of these premium taxes or the HIF, it recognizes revenue associated with the HIF on a straight-line basis when the Company has binding agreements for such reimbursements, including the "gross-up" to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment. These payments are recorded as premium revenue and medical costs at close to a 100% HBR. The Company has little visibility to the timing of these payments until they are paid by the state.

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

Cost Sharing Reductions (CSRs)

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with a FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL when services are provided by an Indian Health Service. In order to compensate issuers for reduced cost sharing provided to enrollees, CMS pays an advance CSR payment to the Company each month based on the Company's certification data provided at the time of the qualified health plan application. After the close of the benefit year, the Company is required to provide CMS with data on the value of the CSRs provided to enrollees based on either a 'simplified' or 'standard' approach. A reconciliation will occur in order to calculate the difference between the Company's CSR advance payments received and the value of CSRs provided to enrollees. This reconciliation will produce either a payable or receivable to/from CMS. The Company has elected the standard methodology approach. In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers, and beginning in 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government.

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

Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2020	2019	2018
Allowances, beginning of year	$157	$123	$24
Amounts charged to expense	121	76	134
Write-offs of uncollectible receivables	(35)	(42)	(35)
Allowances, end of year	$243	$157	$123

Significant Customers

The Company receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the state of California, where the percentage of the Company's total revenue was 11% and 13% for the years ended December 31, 2019 and 2018, respectively; the state of New York, where the percentage of the Company's total revenue was 11% and 15% for the years ended December 31, 2020 and 2019, respectively, and the state of Texas, where the percentage of the Company's total revenue was 10% for the year ended December 31, 2018.

Other Income (Expense)

Other income (expense) consists principally of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, credit facilities, mortgage and construction loans, and capital leases.

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

Stock Based Compensation

Stock based compensation expense is recognized at grant date fair value over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits related to stock compensation are presented as a cash inflow from operating activities. The Company accounts for forfeitures when they occur.

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

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which changes how entities measure credit losses for most financial assets and certain other investments that are not measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amended guidance requires the measurement of all expected credit losses for financial assets (or groups of financial assets) and available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance in the first quarter of 2020. The majority of the Company’s receivables and other financial instruments are with government entities and, therefore, the adoption did not have a material impact on its receivables and other financial instruments. The Company evaluated its investment portfolio under the new available-for-sale debt securities impairment model guidance. The vast majority of the Company’s investment portfolio are low risk, investment grade securities. The impact of the Company's evaluation of the investment portfolio resulted in an immaterial decrease to retained earnings at January 1, 2020. The Company evaluates available-for-sale debt securities on a regular basis and records an allowance for credit losses, if necessary. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued an ASU which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The ASU also clarifies and amends certain areas of ASC Topic 740 to improve consistent application of and simplify the generally accepted accounting principles within Topic 740. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company adopted the new guidance in the first quarter of 2021. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

The Company has determined that there are no other recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

3. Acquisitions

WellCare Acquisition

On January 23, 2020, the Company acquired all of the issued and outstanding shares of WellCare. The transaction was valued at $19,555 million, including the assumption of debt. The WellCare Acquisition brought a high-quality Medicare platform and further extended the Company’s robust Medicaid offerings. The WellCare Acquisition also enables the Company to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. With the WellCare Acquisition, the Company further broadened its product offerings by adding a Medicare prescription drug plan (PDP) to its existing business lines.

Total consideration paid for the acquisition was $17,605 million, consisting of Centene common shares valued at $11,431 million (based on Centene's stock price of $66.76), $6,079 million in cash, and $95 million related to the fair value of replacement equity awards associated with pre-combination service. Each WellCare share was converted into 3.38 shares of validly issued, fully paid, non-assessable Centene common stock and $120.00 in cash. In total, 171 million shares of Centene common stock were issued to the WellCare stockholders. The cash portion of the acquisition was funded through the issuance of long-term debt as further discussed in Note 10. Debt. The Company recognized $602 million of acquisition related costs, primarily related to WellCare, that are included in the Consolidated Statements of Operations for the year ended December 31, 2020.

The acquisition of WellCare was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of all assets acquired and liabilities assumed was finalized in the fourth quarter of 2020.

The Company's allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 23, 2020 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$2,947
Premium and related receivables	3,699
Short-term investments	355
Other current assets	1,205
Long-term investments	2,725
Restricted deposits	320
Property, software and equipment	237
Intangible assets (a)	6,632
Other long-term assets	338
Total assets acquired	18,458

Medical claims liability	4,122
Accounts payable and accrued expenses	3,035
Return of premium payable	192
Unearned revenue	657
Long-term debt (b)	2,055
Deferred tax liabilities (c)	1,428
Other long-term liabilities	475
Total liabilities assumed	11,964

Total identifiable net assets	6,494
Goodwill (d)	11,111
Total assets acquired and liabilities assumed	$17,605

Significant fair value adjustments are noted as follows:

(a)     The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the income approach, which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The Company has estimated the fair value of intangible assets to be $6,632 million with a weighted average life of 14 years. The identifiable intangible assets include purchased contract rights and customer relationships, provider contracts, trade names and developed technologies.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights and customer relationships	$5,737	14
Provider contracts	227	15
Trade names	561	16
Developed technologies	107	3
Total intangible assets acquired	$6,632	14

(b)    Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of WellCare's aggregate principle of $1,950 million Senior Notes assumed in the acquisition was $2,055 million. The $105 million increase is amortized as a reduction to interest expense over the remaining life of the debt.

(c)    The deferred tax liabilities are presented net of $355 million of deferred tax assets.

(d)    The acquisition resulted in $11,111 million of goodwill primarily related to synergies expected from the acquisition and the assembled workforce of WellCare. Substantially all of the goodwill has been assigned to the Managed Care segment. The majority of the goodwill is not deductible for income tax purposes.

Divestitures

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare's Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare's Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene's Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements. The Company recorded $104 million in pre-tax gains for the year ended December 31, 2020, as a result of the Illinois divestiture, which is included in investment and other income on the Consolidated Statements of Operations.

Statement of Operations

From the acquisition date through December 31, 2020, the Company's Consolidated Statement of Operations include total WellCare revenues of $30,709 million. It is impracticable for the Company to determine the effect on net income resulting from the WellCare acquisition for the year ended December 31, 2020, as the Company immediately began integrating WellCare into its ongoing operations.

Unaudited Pro Forma Financial Information

The following table presents supplemental pro forma information for the year ended December 31, 2019 ($ in millions, except per share data):

Year Ended December 31, 2019
Total revenues	$102,379
Net earnings attributable to common stockholders	1,496
Diluted earnings per share	$2.53

The unaudited pro forma total revenues for the year ended December 31, 2020 was $112,905 million. It is impracticable for the Company to determine the pro forma earnings information for the year ended December 31, 2020 due to the nature of obtaining that information as the Company immediately began integrating WellCare into its ongoing operations.

The unaudited pro forma financial information reflects the historical results of Centene and WellCare adjusted as if the acquisition had occurred on January 1, 2019, primarily for the following:
•Interest expense associated with debt incurred to finance the transaction.
•Elimination of historical WellCare intangible asset amortization expense and addition of amortization expense based on the fair value of identifiable intangible assets of approximately $6,632 million.

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

Magellan Acquisition

In January 2021, the Company announced that it entered into a definitive merger agreement under which it will acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2,200 million.

The transaction is subject to clearance under the Hart-Scott Rodino Act, receipt of required state regulatory approvals, the approval of the definitive merger agreement by Magellan Health's stockholders and other customary closing conditions. The transaction is not contingent upon financing. The Company intends to fund the acquisition primarily through debt financing. The transaction is expected to close in the second half of 2021.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$907	$4	$—	$911	$211	$1	$—	$212
Corporate securities	6,560	262	(8)	6,814	3,629	108	(4)	3,733
Restricted certificates of deposit	105	—	—	105	482	—	—	482
Restricted cash equivalents	157	—	—	157	8	—	—	8
Short-term time deposits	53	—	—	53	—	—	—	—
Municipal securities	2,970	129	(2)	3,097	2,320	69	(1)	2,388
Asset-backed securities	1,154	13	(3)	1,164	741	5	(2)	744
Residential mortgage-backed securities	1,068	27	—	1,095	464	8	(1)	471
Commercial mortgage- backed securities	748	30	(5)	773	380	9	(1)	388
Equity securities (1)	318	—	—	318	—	—	—	—
Private equity investments	838	—	—	838	664	—	—	664
Life insurance contracts	168	—	—	168	148	—	—	148
Total	$15,046	$465	$(18)	$15,493	$9,047	$200	$(9)	$9,238

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2020, 97% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2020, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $86 million and $62 million at December 31, 2020 and 2019, respectively, and is included in other current assets on the Consolidated Balance Sheet.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at December 31, 2020.
The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2020				December 31, 2019
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate securities	$(7)	$953	$(1)	$24	$(2)	$192	$(2)	$48
Municipal securities	(2)	238	—	—	(1)	185	—	11
Asset-backed securities	(2)	302	(1)	105	(1)	153	(1)	151
Residential mortgage- backed securities	—	59	—	2	—	44	(1)	81
Commercial mortgage- backed securities	(5)	147	—	13	(1)	118	—	21
Total	$(16)	$1,699	$(2)	$144	$(5)	$692	$(4)	$312

As of December 31, 2020, the gross unrealized losses were generated from 967 positions out of a total of 6,327 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

In addition, the Company monitors available-for-sale debt securities for credit losses. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an allowance when evidence demonstrates that the decline in fair value is credit related. Evidence of a credit related loss may include rating agency actions, adverse conditions specifically related to the security, or failure of the issuer of the security to make scheduled payments.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	December 31, 2020				December 31, 2019
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,407	$1,414	$817	$818	$750	$752	$550	$550
One year through five years	4,748	4,937	221	223	3,034	3,106	106	108
Five years through ten years	3,460	3,639	18	19	2,162	2,257	—	—
Greater than ten years	81	87	—	—	48	50	—	—
Asset-backed securities	2,970	3,032	—	—	1,585	1,603	—	—
Total	$12,666	$13,109	$1,056	$1,060	$7,579	$7,768	$656	$658

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

The following table summarizes fair value measurements by level at December 31, 2020, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$10,800	$—	$—	$10,800
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165	$—	$—	$165
Corporate securities	—	6,789	—	6,789
Municipal securities	—	3,070	—	3,070
Short-term time deposits	—	53	—	53
Asset-backed securities	—	1,164	—	1,164
Residential mortgage-backed securities	—	1,095	—	1,095
Commercial mortgage-backed securities	—	773	—	773
Equity securities	316	2	—	318
Total investments	$481	$12,946	$—	$13,427
Restricted deposits:
Cash and cash equivalents	$157	$—	$—	$157
Certificates of deposit	—	105	—	105
Corporate securities	—	25	—	25
Municipal securities	—	27	—	27
U.S. Treasury securities and obligations of U.S. government corporations and agencies	746	—	—	746
Total restricted deposits	$903	$157	$—	$1,060
Total assets at fair value	$12,184	$13,103	$—	$25,287

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,006 million and $812 million as of December 31, 2020, and December 31, 2019, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2020	2019
Computer software	$1,465	$1,018
Building	891	778
Furniture and office equipment	600	457
Leasehold improvements	532	390
Computer hardware	525	378
Land	238	202
Property, software and equipment, at cost	4,251	3,223
Less: accumulated depreciation	(1,477)	(1,102)
Property, software and equipment, net	$2,774	$2,121

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $487 million, $342 million and $237 million, respectively.

7. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2018	$5,686	$1,329	$7,015
Acquisitions and purchase accounting adjustments	61	47	108
Impairment	(16)	(243)	(259)
Translation impact	(1)	—	(1)
Balance as of December 31, 2019	5,730	1,133	6,863
Acquisitions and purchase accounting adjustments	11,114	756	11,870
Divestitures	(68)	(5)	(73)
Reallocation	197	(197)	—
Impairment	—	(9)	(9)
Translation impact	1	—	1
Balance as of December 31, 2020	$16,974	$1,678	$18,652

The majority of the increase in the managed care segment goodwill in 2020 was related to the acquisition and fair value allocations related to the WellCare acquisition discussed in Note 3. Acquisitions. The majority of the increase in the specialty services segment goodwill related to the acquisitions of Apixio and PANTHERx. As part of the sale of certain products of the Illinois health plan due to the WellCare acquisition, the Company allocated goodwill of $68 million to the Illinois health plan as part of the divestiture. The Company reallocated goodwill of $197 million from the Specialty Services segment to the Managed Care segment related to its pharmacy benefit management business based on the completion of the shift to transparent pricing. During the first quarter of 2020, the Company recorded $9 million of non-cash goodwill impairment related to its third-party care management software business in the Specialty Services segment.

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

Intangible assets at December 31 consist of the following ($ in millions):

			Weighted Average Life in Years
	2020	2019	2020	2019
Purchased contract rights and customer relationships	$8,102	$2,026	13.4	12.0
Provider contracts	526	299	13.5	12.4
Trade names	939	361	13.8	15.2
Developed technologies	336	179	4.8	5.2
Other intangibles	—	5	—	2.7
Intangible assets	9,903	2,870	13.1	12.0
Less accumulated amortization:
Purchased contract rights and customer relationships	(1,046)	(497)
Provider contracts	(152)	(115)
Trade names	(140)	(80)
Developed technologies	(177)	(111)
Other intangibles	—	(4)
Total accumulated amortization	(1,515)	(807)
Intangible assets, net	$8,388	$2,063

Amortization expense was $719 million, $258 million and $211 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated total amortization expense related to the December 31, 2020 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2021	$768
2022	762
2023	727
2024	718
2025	710

8. Medical Claims Liability

The Specialty Services segment has an insignificant amount of medical claims liability and, therefore, disclosures related to medical claims liabilities have been aggregated and are presented on a consolidated basis.

The following table summarizes the change in medical claims liability ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Balance, January 1	$7,473	$6,831	$4,286
Less: Reinsurance recoverable	20	27	18
Balance, January 1, net	7,453	6,804	4,268
Acquisitions and divestitures	3,856	59	1,204
Less: Acquired reinsurance recoverable	—	—	8
Incurred related to:
Current year	86,765	59,539	46,484
Prior years	(501)	(677)	(427)
Total incurred	86,264	58,862	46,057
Paid related to:
Current year	78,838	52,453	41,161
Prior years	6,320	5,819	3,556
Total paid	85,158	58,272	44,717
Balance at December 31, net	12,415	7,453	6,804
Plus: Reinsurance recoverable	23	20	27
Balance, December 31	$12,438	$7,473	$6,831

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, the Company recorded approximately $86 million, $49 million, and $25 million of the "Incurred related to: Prior years" as a reduction to premium revenues in 2020, 2019, and 2018, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that population health management initiatives are effective on a case by case basis, population health management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by the Company. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates, and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs.

Information about incurred and paid claims development as of December 31, 2020 is included in the table below and is inclusive of claims incurred and paid related to the WellCare and Fidelis Care businesses prior and subsequent to the acquisition date. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2020 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2018 (unaudited)	2019 (unaudited)	2020

2018	$71,013	$70,023	$69,999
2019		84,027	83,329
2020			88,206
	Total incurred claims		$241,534

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2018 (unaudited)	2019 (unaudited)	2020

2018	$61,851	$69,523	$69,807
2019		73,889	82,690
2020			76,722
	Total payment of incurred claims		$229,219
	All outstanding liabilities prior to 2018, net of reinsurance		100
	Medical claims liability, net of reinsurance		$12,415

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2020 are included in the following table and are inclusive of the acquired WellCare and Fidelis Care businesses. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims

2018	$69,999	$3	469.7
2019	83,329	81	515.7
2020	88,206	8,364	542.9

9. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	December 31, 2020	December 31, 2019
Risk adjustment receivable	$340	$245
Risk adjustment payable	(1,224)	(1,239)
Risk corridor receivable	—	4
Minimum medical loss ratio	(238)	(367)
Cost sharing reduction receivable	101	73
Cost sharing reduction payable	(1)	(1)
In April 2020, the U.S. Supreme Court ruled that the federal government was required to pay health insurers for payments due under the risk corridor program, originally established under the Affordable Care Act (ACA). In the third quarter of 2020, the Company recorded a pre-tax net benefit related to the ACA risk corridor receivable settlement of $398 million (net of minimum medical loss ratio payback and related expenses). The Company collected the risk corridor receivable in 2020.

In July 2020, CMS announced the final risk adjustment transfers for the 2019 benefit year. As a result of the announcement, the Company reduced its risk adjustment net payables by $94 million from December 31, 2019. After consideration of minimum MLR, estimated Risk Adjustment Data Validation (RADV) audit results, and other related impacts, the net pre-tax benefit recognized of $63 million was recorded in the second quarter of 2020.

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2020	December 31, 2019
$1,000 million 4.75% Senior Notes, due May 15, 2022	$—	$1,004
$1,000 million 6.125% Senior Notes, due February 15, 2024	—	1,000
$2,200 million 4.75% Senior Notes, due January 15, 2025	2,230	2,228
$1,800 million 5.375% Senior Notes, due June 1, 2026	1,800	1,800
$750 million 5.375% Senior Notes, due August 15, 2026	794	—
$2,500 million 4.25% Senior Notes, due December 15, 2027	2,482	2,479
$3,500 million 4.625% Senior Notes, due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes, due February 15, 2030	2,000	—
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	—
Fair value of interest rate swap agreements	—	(1)
Total senior notes	15,006	12,010
Term loan credit facility	1,450	1,450
Revolving credit agreement	97	93
Mortgage notes payable	50	54
Construction loan payable	180	140
Finance leases and other	153	122
Debt issuance costs	(157)	(143)
Total debt	16,779	13,726
Less current portion	(97)	(88)
Long-term debt	$16,682	$13,638

Senior Notes

In February 2021, the Company issued $2,200 million 2.50% Senior Notes due 2031 (the 2031 Notes). In conjunction with the 2031 Notes offering, the Company completed a tender offer (the Tender Offer) to purchase for cash, subject to certain conditions, any and all of the outstanding aggregate principal amount of the $2,200 million 4.75% Senior Notes due 2025 (the 2025 Notes). The Company used the net proceeds from the 2031 Notes, together with available cash on hand, to fund the purchase price for the 2025 Notes accepted for purchase in the Tender Offer (approximately 36% of the aggregate principal amount outstanding) and intends to use the remaining proceeds to redeem any of the 2025 Notes that remain outstanding following the Tender Offer, including all premiums, accrued interest and costs and expenses related to the redemption.

In October 2020, the Company issued $2,200 million 3.0% Senior Notes due October 2030 (the $2,200 million 2030 Notes). The Company used the net proceeds from the offering, together with cash on hand, to redeem all of the $1,000 million 4.75% Senior Notes due May 15, 2022 (the 2022 Notes) and the $1,200 million 5.25% Senior Notes due 2025, including all premiums, accrued interest and expenses related to the redemptions. The Company recognized a pre-tax loss on extinguishment of $17 million on the redemption of the 2022 Notes and the $1,200 million 5.25% Senior Notes due 2025 in the fourth quarter of 2020, including the call premium and write-off of unamortized debt issuance costs.

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

In February 2020, the Company issued $2,000 million 3.375% Senior Notes due February 15, 2030 (the $2,000 million 2030 Notes). The Company used the net proceeds from the $2,000 million 2030 Notes to redeem and all of its outstanding $1,000 million 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes). The Company recognized a pre-tax loss on extinguishment of $44 million, including the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1,000 million interest rate swap associated with the 2024 Notes. The Company intended to use remaining proceeds to redeem the 2022 Notes. However, as a result of the spread of COVID-19 and the resulting disruption and volatility in the global capital markets, the Company deferred the redemption of the 2022 Notes. The 2022 Notes were redeemed in the fourth quarter of 2020 in connection with an additional offering of senior notes as further described above, and the Company decided to increase liquidity with the remaining proceeds of the $2,000 million 2030 Notes.

In connection with the WellCare Acquisition, in January 2020, the Company completed an exchange offer for up to $1,200 million of 5.25% Senior Notes due April 1, 2025 and $750 million of 5.375% Senior Notes due August 15, 2026 (collectively, the WellCare Notes) issued by WellCare and issued $1,146 million aggregate principal amount of 5.25% Senior Notes due April 1, 2025 and $747 million aggregate principal amount of 5.375% Senior Notes due August 15, 2026. Additionally, the Company's wholly owned subsidiary, WellCare Health Plans, Inc., assumed the remaining unexchanged WellCare Notes. The WellCare Notes were recorded at the acquisition date fair value of $2,055 million. The Company redeemed the $1,200 million of 5.25% Senior Notes due April 1, 2025 in October 2020.

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

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2020, the Company was in compliance with all covenants.

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

Revolving Credit Facility and Term Loan Credit Facility

The Company has (i) unsecured $2,000 million multi-currency revolving credit facility (the Revolving Credit Facility), which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans and (ii) a $1,450 million unsecured delayed-draw term loan facility (the Term Loan Facility, and, together with the Revolving Credit Facility, the Company Credit Facility). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin based on total debt to EBITDA ratio. Borrowings under the Term Loan Facility bear interest, at the Company's option, at LIBOR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. The Company has an uncommitted option to increase its Company Credit Facility by an additional $500 million plus certain additional amounts based on its total debt to EBITDA ratio.

The Company Credit Facility contains financial covenants including maintenance of a minimum fixed charge coverage ratio and a restriction on the Company's maximum total debt to EBITDA ratio not to exceed 3.5 to 1.0, except under certain circumstances and subject to certain elections made by the Company, the maximum total debt to EBITDA ratio may be increased for certain periods to 4.0 to 1.0. It also contains certain non-financial covenants including: limitations on incurrence of additional indebtedness; restrictions on incurrence of liens; restrictions on dividends and other restricted payments; restrictions on investments, mergers, consolidations and asset sales; and limitations on transactions with affiliates. As of December 31, 2020, the Company was in compliance with all financial and non-financial covenants under the Company Credit Facility.

As of December 31, 2020, the Company had $97 million of borrowings outstanding under the Revolving Credit Facility, with a weighted average interest rate of 1.25%. In October 2019, the Company borrowed $1,450 million under the Term Loan Facility. The proceeds of the Term Loan Facility were used to fund the redemption of certain senior notes discussed below and pay fees and expenses in connection therewith, with any remaining proceeds to be used for general corporate purposes.

The Revolving Credit Facility will mature on May 7, 2024. The Term Loan Facility will mature on September 11, 2022.

Mortgage Notes Payable

The Company has a non-recourse mortgage note of $50 million at December 31, 2020 collateralized by its corporate headquarters building. The mortgage note was paid January 1, 2021 and bore a 5.14% interest rate. The collateralized property had a net book value of $130 million at December 31, 2020.

Construction Loan

The Company has a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. In February 2021, the Company extended the term of the construction loan for one year. The loan bears interest based on the one month LIBOR plus 2.70% and matures in April 2022. The agreement contains financial and non-financial covenants aligning with the Company Credit Facility. The Company has guaranteed completion of the construction project associated with the loan. As of December 31, 2020, the Company had $180 million in borrowings outstanding under the loan.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $129 million as of December 31, 2020, which were not part of the Revolving Credit Facility. The letters of credit bore interest at 0.6% as of December 31, 2020. The Company had outstanding surety bonds of $1,114 million as of December 31, 2020.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2021	$97
2022	1,674
2023	34
2024	113
2025	2,212
Thereafter	12,750
Total	$16,880

The fair value of outstanding debt was approximately $17,717 million and $14,160 million at December 31, 2020 and 2019, respectively.

11. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $341 million and $203 million during the years ended December 31, 2020 and 2019, respectively.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	December 31, 2020	December 31, 2019
Assets
ROU assets (recorded within other long-term assets)	$1,311	$661

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$204	$161
Long-term (recorded within other long-term liabilities)	1,334	622
Total lease liabilities	$1,538	$783

Cash paid for amounts included in the measurement of lease liabilities, recorded as operating cash flows in the Consolidated Statements of Cash Flows, was $276 million and $227 million during the years ended December 31, 2020 and 2019, respectively. New operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $349 million and $162 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had additional operating leases that have not yet commenced of $19 million. These operating leases will commence in 2021 with lease terms of five to seven years. In connection with the WellCare acquisition, the Company acquired $297 million of ROU assets and $298 million of lease liabilities.

The weighted average remaining lease term of the Company's operating leases was 9.3 years and 6.6 as of December 31, 2020 and 2019, respectively. The lease liabilities reflect a weighted average discount rate of 3.1% and 4.2% as of December 31, 2020 and 2019, respectively. Lease payments over the next five years and thereafter are as follows ($ in millions):

December 31, 2020
2021	$293
2022	238
2023	209
2024	186
2025	150
Thereafter	778
Total lease payments	1,854
Less: imputed interest	(316)
Total lease liabilities	$1,538

12. Stockholders' Equity

The Company has 10 million authorized shares of preferred stock at $.001 par value. At December 31, 2020, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The initial program, which was extended in 2009, authorized the repurchase of up to 16.0 million shares. In October 2019, the Company's Board of Directors approved a $500 million increase to the program based on the closing stock price on the date of the WellCare Acquisition. Based on the stock price of $66.76, an additional 7.5 million shares were approved. As of December 31, 2020, 5.5 million remaining shares are available under the program for repurchase. In February 2021, the Company's Board of Directors approved an increase in the Company's existing share repurchase program for its common stock. With the increase, the Company is authorized to repurchase up to $1,000 million of shares of the Company's common stock, inclusive of the previously approved stock repurchase program. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time. During the first quarter of 2020, the Company used proceeds from divestitures to repurchase 8.7 million shares of Centene common stock for $500 million through the Company’s stock repurchase program. During the year ended December 31, 2019, the Company did not repurchase any shares through this publicly announced program.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy statutory tax withholding obligations. As part of this plan, the Company repurchased 1.6 million shares at an aggregate cost of $102 million in 2020 and 1 million shares at an aggregate cost of $75 million in 2019. These shares are included in the Company's treasury stock. In addition, in 2020, 407 thousand shares were withheld at an aggregate cost of $24 million to meet applicable tax withholding requirements related to the vesting of shares assumed in connection with the WellCare acquisition. Although these withheld shares are not issued or considered common stock repurchases under a stock repurchase program, they are treated as common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

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

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2020 and 2019, Centene's subsidiaries had aggregate statutory capital and surplus of $14,163 million and $8,725 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $5,945 million and $3,407 million, respectively. As of December 31, 2020, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $5,945 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2020	2019	2018
Current provision
Federal	$959	$381	$498
State and local	152	41	107
International	4	—	—
Total current provision	1,115	422	605
Deferred provision	(136)	51	(131)
Total income tax expense	$979	$473	$474

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense for the years ended December 31 is as follows ($ in millions):

	2020	2019	2018
Earnings before income tax expense	$2,773	$1,782	$1,368
Loss (earnings) attributable to flow through noncontrolling interest	9	11	4
Earnings less noncontrolling interest before income tax expense	2,782	1,793	1,372

Tax provision at the U.S. federal statutory rate	584	377	288
State income taxes, net of federal income tax benefit	106	49	52
Nondeductible compensation	54	42	33
ACA Health Insurer Fee	316	—	149
Audit settlement	(71)	—	—
Valuation Allowance	(11)	—	(28)
Nondeductible goodwill	16	30	—
Other, net	(15)	(25)	(20)
Income tax expense	$979	$473	$474

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2020	2019
Deferred tax assets:
Medical claims liability	$107	$66
Nondeductible liabilities	145	97
Net operating loss and tax credit carryforwards	124	83
Compensation accruals	205	113
Premium and trade receivables	161	78
Operating lease liability	386	186
Other	69	46
Deferred tax assets	1,197	669
Valuation allowance	(73)	(66)
Net deferred tax assets	$1,124	$603

Deferred tax liabilities:
Goodwill and intangible assets	$1,805	$346
Prepaid assets	33	26
Fixed assets	351	187
Right of use asset	337	171
Unrealized gain/loss	105	45
Other	27	17
Deferred tax liabilities	2,658	792
Net deferred tax assets (liabilities)	$(1,534)	$(189)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and foreign net operating loss and tax credit carryforwards. The $7 million increase in valuation allowance relates to tax losses in multiple jurisdictions, offset by releases of certain valuation allowances.

Federal net operating loss and credit carryforwards of $46 million expire beginning in 2021 through 2040; state net operating loss and tax credit carryforwards of $58 million expire beginning in 2021 through 2040. Substantially all of the non-U.S. tax loss carryforwards of $20 million have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2020	2019
Gross unrecognized tax benefits, beginning of period	$305	$277
Gross increases:
Current year tax positions	31	39
Acquired reserves	118	—
Prior year tax positions	7	14
Gross decreases:
Settlements	(96)	(16)
Prior year tax positions	(11)	(8)
Statute of limitation lapses	—	(1)
Gross unrecognized tax benefits, end of period	$354	$305

Uncertain tax positions increased by $49 million primarily due to the acquisition of WellCare, offset by the release of a 2014 position acquired in the Health Net transaction due to audit settlement. As of December 31, 2020, $310 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $13 million as a result of the expiration of statutes of limitations and projected audit settlements in certain jurisdictions.

The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized net interest expense and penalties related to uncertain positions of $2 million benefit and $2 million expense for the years ended December 31, 2020 and 2019, respectively. The Company had $42 million and $16 million of accrued interest and penalties for uncertain tax positions as of December 31, 2020 and 2019, respectively including a $27 million increase for positions acquired in the WellCare transaction.

The Company files tax returns for federal as well as numerous state and international tax jurisdictions. As of December 31, 2020, WellCare is under federal examination for its 2019 federal return as part of the Compliance Assurance Process program. Additionally, Centene’s tax returns are under federal examination for tax years 2014 through 2017.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised, or outstanding in 2020. The plans have 16 million shares available for future awards, however, 10 million shares relate to legacy WellCare shares and based on the terms of the WellCare acquisition, these shares are only available for awards to legacy WellCare employees and new Centene employees. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $281 million, $177 million and $145 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $34 million, $22 million and $34 million for the years ended December 31, 2020, 2019 and 2018, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2019	6,987	$56.19
Granted	3,633	53.30
Converted (1)	3,762	66.76
Vested	(6,098)	52.34
Forfeited	(599)	60.16
Non-vested balance as of December 31, 2020	7,685	$62.74
(1) WellCare awards converted in connection with the acquisition.

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2020, 2019 and 2018, was $364 million, $202 million and $209 million, respectively.

As of December 31, 2020, there was $246 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.0 years.

The Company maintains an employee stock purchase plan and issued 487 thousand shares, 416 thousand shares, and 256 thousand shares in 2020, 2019 and 2018, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least 21 years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $91 million, $64 million and $53 million during the years ended December 31, 2020, 2019 and 2018, respectively.

17. Commitments

In connection with obtaining regulatory approval of the Fidelis Care acquisition, the Company entered into certain undertakings with the New York State Department of Health in 2018. These undertakings contain various commitments by the Company effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with the Company's mission of providing high quality healthcare to vulnerable populations within New York State. As a result of the closing of the Fidelis Care acquisition, the present value of the $340 million contribution to the State of New York, approximately $328 million, was expensed during 2018. As of December 31, 2020, the Company has paid $204 million.

The Company also committed to certain undertakings with the California Department of Insurance and the California Department of Managed Health Care in connection with obtaining regulatory approval of the Health Net acquisition in 2016 The Health Net commitments related to the undertakings are as follows:

•invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition, and the Company fulfilled this undertaking in 2020;
•build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which the Company has incurred $80 million through 2020;
•contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which the Company has contributed $34 million through 2020, and;
•invest $75 million of its investment portfolio in vehicles supporting California's healthcare infrastructure, of which the Company has invested $48 million through 2020.

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceeding discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, "Related Actions"). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California’s motion for summary judgment was heard by the Court in March 2020. In March 2020, the Court granted Health Net California’s motion for summary judgment. In September 2020, the plaintiff appealed the Court’s decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position, results of operations and cash flows.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except per share data in dollars and shares in thousands):

	2020	2019	2018

Earnings attributable to Centene Corporation	$1,808	$1,321	$900

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	570,722	413,487	390,248
Common stock equivalents (as determined by applying the treasury stock method)	8,413	6,922	8,258
Weighted average number of common shares and potential dilutive common shares outstanding	579,135	420,409	398,506

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$3.17	$3.19	$2.31
Diluted earnings per common share	$3.12	$3.14	$2.26

The calculation of diluted earnings per common share for 2020, 2019 and 2018 excludes the impact of 398 thousand shares, 1,048 thousand shares and 58 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene's health plans including all of the functions needed to operate them. Subsequent to the closing of the WellCare Acquisition, the Managed Care segment also includes WellCare’s legacy Medicaid Health Plans, Medicare Health Plans and Medicare Prescription Drug Plan (PDP) segments. The Specialty Services segment consists of Centene's specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company's chief operating decision-maker to evaluate all results of operations. The Company does not report total assets by segment since this is not a metric used to allocate resources or evaluate segment performance.

Segment information for the year ended December 31, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$106,862	$4,253	$—	$111,115
Total revenues from internal customers	434	11,902	(12,336)	—
Total revenues	$107,296	$16,155	$(12,336)	$111,115
Earnings from operations	$3,031	$51	$—	$3,082

Segment information for the year ended December 31, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$71,209	$3,430	$—	$74,639
Total revenues from internal customers	170	10,351	(10,521)	—
Total revenues	$71,379	$13,781	$(10,521)	$74,639
Earnings from operations	$1,806	$(25)	$—	$1,781

Segment information for the year ended December 31, 2018, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$56,999	$3,117	$—	$60,116
Total revenues from internal customers	100	9,389	(9,489)	—
Total revenues	$57,099	$12,506	$(9,489)	$60,116
Earnings from operations	$1,310	$148	$—	$1,458

21. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$668	$6,257
Short-term investments	1	3
Other current assets	24	50
Total current assets	693	6,310
Long-term investments	129	130
Investment in subsidiaries	41,565	19,561
Other long-term assets	101	337
Total assets	$42,488	$26,338
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities	$133	$198
Long-term debt	16,393	13,411
Other long-term liabilities	—	37
Total liabilities	16,526	13,646
Redeemable noncontrolling interest	77	33
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 598,249 issued and 581,479 outstanding at December 31, 2020, and 421,508 issued and 415,048 outstanding at December 31, 2019	1	—
Additional paid-in capital	19,459	7,647
Accumulated other comprehensive earnings	337	134
Retained earnings	6,792	4,984
Treasury stock, at cost (16,770 and 6,460 shares, respectively)	(816)	(214)
Total Centene stockholders' equity	25,773	12,551
Noncontrolling interest	112	108
Total stockholders' equity	25,885	12,659
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$42,488	$26,338

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2020	2019	2018
Expenses:
Selling, general and administrative expenses	$13	$11	$28
Contingent consideration	(1)	(24)	(4)
Other income (expense):
Investment and other income	5	11	3
Gain on divestiture	104	—	—
Debt extinguishment costs	(61)	(30)	—
Interest expense	(723)	(394)	(334)
Loss before income taxes	(687)	(400)	(355)
Income tax benefit	(331)	(172)	(64)
Net (loss) before equity in subsidiaries	(356)	(228)	(291)
Equity in earnings from subsidiaries	2,150	1,537	1,185
Net earnings	1,794	1,309	894
Loss attributable to noncontrolling interests	14	12	6
Net earnings attributable to Centene	$1,808	$1,321	$900

Net earnings per share:
Basic earnings per common share	$3.17	$3.19	$2.31
Diluted earnings per common share	$3.12	$3.14	$2.26

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$739	$429	$464
Other operating activities, net	(287)	(231)	(317)
Net cash provided by operating activities	452	198	147
Cash flows from investing activities:
Capital contributions to subsidiaries	(761)	(731)	(681)
Purchases of investments	(111)	(124)	(23)
Sales and maturities of investments	11	—	7
Dividends from subsidiaries, return of investment	87	291	11
Investments in acquisitions	(7,188)	(302)	(4,226)
Proceeds from divestitures	533	—	—
Intercompany activities	1,185	140	215
Other investing activities, net	(12)	—	—
Net cash used in investing activities	(6,256)	(726)	(4,697)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	—	2,778
Proceeds from long-term debt	4,870	24,647	6,014
Payments of long-term debt	(3,875)	(17,778)	(4,080)
Common stock repurchases	(626)	(75)	(71)
Payments for debt extinguishment	(81)	(23)	—
Debt issuance costs	(120)	(25)	(25)
Other financing activities, net	47	33	(66)
Net cash provided by financing activities	215	6,779	4,550
Net increase (decrease) in cash and cash equivalents	(5,589)	6,251	—
Cash and cash equivalents, beginning of period	6,257	6	6
Cash and cash equivalents, end of period	$668	$6,257	$6

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

The parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The parent company's share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting. Certain unrestricted subsidiaries receive monthly management fees from the Company's restricted subsidiaries. The management and service fees received by its unrestricted subsidiaries are associated with all of the functions required to manage the restricted subsidiaries including but not limited to salaries and wages for all personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting, and other services. The management fees are based either on a percentage of the restricted subsidiaries' revenue or a cost basis reimbursement.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - On January 23, 2020, we acquired WellCare. Management has finalized our evaluation of the internal controls and has integrated WellCare's internal controls over financial reporting with our existing internal controls over financial reporting. This integration has led to changes in the internal controls over financial reporting for us and the acquired WellCare business.

We have not experienced any material impact to our internal controls over financial reporting even though our global workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Delinquent Section 16(a) Reports, if applicable."

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Corporate Governance and Risk Management." These portions of our Proxy Statement are incorporated herein by reference.

Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Board of Directors Committees." Information concerning our code of ethics will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Corporate Governance and Risk Management." These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2021 Annual Meeting of Stockholders under "Information About Executive Compensation." Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2021 Annual Meeting of Stockholders under "Compensation Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Information About Stock Ownership" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Corporate Governance and Risk Management," "Director Independence" and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2021 annual meeting of stockholders under "Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.    Financial Statements:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2020 and 2019
    Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
    Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

    None.

3.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE [1]
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Agreement and Plan of Merger, dated as of March 26, 2019, by and among Centene Corporation, Wellington Merger Sub I, Inc., Wellington Merger Sub II, Inc., and WellCare Health Plans, Inc.		8-K	March 27, 2019	2.1

2.2	+	Agreement and Plan of Merger, dated as of January 4, 2021, by and among Centene Corporation, Mayflower Merger Sub, Inc. and Magellan Health, Inc.		8-K	January 4, 2021	2.1

3.1		Certificate of Incorporation of Centene Corporation		S-1	October 9, 2001	3.2

3.1a		Certificate of Amendment to Certificate of Incorporation of Centene Corporation, dated November 8, 2001		S-1/A	November 13, 2001	3.2a

3.1b		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		10-Q	July 26, 2004	3.1b

3.1c		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		S-3ASR	May 16, 2014	3.1c

3.1d		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	October 26, 2015	3.1

3.1e		Certificate of Amendment to Certificate of Incorporation of Centene Corporation as filed with the Secretary of State of the State of Delaware		8-K	February 7, 2019	3.1

3.2		By-laws of Centene Corporation, as amended and restated effective as of October 22, 2019		8-K	October 22, 2019	3.1

4.1		Description of Securities of the Company		10-K	February 18, 2020	4.1

4.2		Indenture, dated November 9, 2016, among Centene Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., relating to the Company’s 4.75% Senior Notes due 2025 (including Form of Global Note as Exhibit A thereto)		8-K	November 9, 2016	4.1

4.3		Indenture, dated as of May 23, 2018, by and between Centene Escrow I Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 5.375% Senior Notes due 2026 (including Form of Global Note attached thereto)		8-K	May 23, 2018	4.1

4.4		First Supplemental Indenture, dated as of July 1, 2018, by and between Centene Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	July 2, 2018	4.2

4.5		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.75% Senior Notes due 2025 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.1

4.6		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.2

4.7		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.3

4.8		Indenture, dated as of January 23, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 5.375% Senior Notes due 2026 (including the Form of Global Note attached thereto)		8-K	January 23, 2020	4.2

4.9		Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto)		8-K	February 13, 2020	4.1

4.10		Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.1

4.11		First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.2

4.12		Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	February 17, 2021	4.2

10.1	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-Q	July 23, 2019	10.1

10.2	*	Amendment No.1 to the 2002 Employee Stock Purchase Plan, As Amended and Restated		S-8	May 22, 2020	4.2

10.3	*	2012 Stock Incentive plan, as Amended		8-K	April 27, 2017	10.1

10.4	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.5	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan		10-K	February 19, 2019	10.6

10.6	*	Centene Corporation 2007 Long-Term Incentive Plan, as Amended	X

10.7	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.8	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.8a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.8b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.8c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.8d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.8e	*	Amendment No. 5 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	December 14, 2016	10.1

10.8f	*	Amendment No. 6 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	February 4, 2019	10.1

10.9	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.9a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.9b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.10	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.11	*	Form of Non-statutory Stock Option Agreement (Employees) #2	X

10.12	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.13	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.14	*	Form of Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.20

10.15	*	Form of Restricted Stock Unit Agreement #2 (under the 2012 Stock Incentive Plan, As Amended)		8-K	December 21, 2020	10.1

10.16	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.23

10.17	*	Form of Performance Based Restricted Stock Unit Agreement #2 (under the 2012 Stock Incentive Plan, As Amended)		8-K	December 21, 2020	10.2

10.18	*	Form of Long-Term Incentive Plan Agreement #1		10-K	February 21, 2017	10.25

10.19	*	Form of Long-Term Incentive Plan Agreement #2 (under the 2007 Long-Term Incentive Plan, As Amended)		8-K	December 21, 2020	10.3

10.20	*	2019 Incentive Compensation Plan of WellCare Health Plans, Inc.		DEF14A2	April 8, 2019	A

10.21	*	Amendment No. 1 to the 2019 Incentive Compensation Plan of WellCare Health Plans, Inc., dated as of January 23, 2020		S-8	January 23, 2020	4.4

10.22	*	Incentive Compensation Plan of WellCare Health Plans, Inc.		DEF14A2	April 10, 2013	A

10.23	*	WellCare Health Plans, Inc. Executive Severance Plan, as amended and restated		10-K2	February 12, 2019	10.3(c)

10.24	*	Executive Employment Agreement between Centene Corporation and Kenneth Burdick, dated May 30, 2019	X

10.25	*	Transition Services Agreement between Centene Corporation and Kenneth Burdick, dated February 21, 2020	X

10.26	*	Consulting Services Agreement between Centene Corporation and Kenneth Burdick, dated January 23, 2021	X

10.27		Credit Agreement originally dated as of March 24, 2016, as amended and restated as of December 14, 2017, as further amended and restated as of May 7, 2019, and as further amended and restated as of September 11, 2019 among Centene Corporation, as the Company, the various financial institutions party hereto, as lenders, and Wells Fargo Bank, National Association, as administrative agent		10-Q	October 22, 2019	10.1

10.27a
Amendment No. 1, dated as of November 14, 2019, to the Credit Agreement dated as of March 24, 2016, as amended and restated as of December 14, 2017, as further amended and restated as of May 7, 2019, and as further amended and restated as of September 11, 2019, among Centene Corporation, a Delaware corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent
			10-K	February 18, 2020	10.25c

21	List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-238597, 333-236036, 333-217634, 333-210376, 333-197737, 333-180976, 333-108467 and 333-90976) and on Form S-3 (File Numbers 333-238050 and 333-209252)
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

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
1 SEC File No. 001-31826 (for filings prior to October 14, 2003, the Registrant's SEC File No. was 000-33395).
2 SEC File No. 001-32209
+ Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K.
* Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2021.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 22, 2021.

Signature	Title

/s/ Michael F. Neidorff	Chairman, President and Chief Executive Officer (principal executive officer)
Michael F. Neidorff

/s/ Jeffrey A. Schwaneke	Executive Vice President, Chief Financial Officer (principal financial officer)
Jeffrey A. Schwaneke

/s/ Christopher R. Isaak	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Christopher R. Isaak

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ H. James Dallas	Director
H. James Dallas

/s/ Robert K. Ditmore	Director
Robert K. Ditmore

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ John R. Roberts	Director
John R. Roberts

/s/ Lori J. Robinson	Director
Lori J. Robinson

/s/ David L. Steward	Director
David L. Steward

/s/ Tommy G. Thompson	Director
Tommy G. Thompson

/s/ William L. Trubeck	Director
William L. Trubeck