Form 10-Q
period 2021-03-31
CENTENE CORP
filed 2021-04-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of April 16, 2021, the registrant had 582,734,777 shares of common stock outstanding.

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including, but not limited to:

•the impact of COVID-19 on global markets, economic conditions, the healthcare industry and our results of operations and the response by governments and other third parties to COVID-19;
•the risk that regulatory or other approvals required for the Magellan Acquisition may be delayed or not obtained or are subject to unanticipated conditions that could require the exertion of management's time and our resources or otherwise have an adverse effect on us;
•the possibility that certain conditions to the consummation of the Magellan Acquisition will not be satisfied or completed on a timely basis and accordingly the Magellan Acquisition may not be consummated on a timely basis or at all;
•uncertainty as to the expected financial performance of the combined company following completion of the Magellan Acquisition;
•the possibility that the expected synergies and value creation from the Magellan Acquisition or the WellCare Acquisition will not be realized, or will not be realized within the respective expected time periods;
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
•the inability to retain key personnel;
•disruption from the announcement, pendency, completion and/or integration of the Magellan Acquisition or from the integration of the WellCare Acquisition, or similar risks from other acquisitions we may announce or complete from time to time, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;
•our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves, including fluctuations in medical utilization rates due to the impact of COVID-19;
•competition;
•membership and revenue declines or unexpected trends;
i

•changes in healthcare practices, new technologies and advances in medicine;
•increased healthcare costs;
•changes in economic, political or market conditions;
•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder that may result from changing political conditions, the new administration or judicial actions, including the ultimate outcome in “Texas v. United States of America” regarding the constitutionality of the ACA;
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
•the exertion of management’s time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions, including the Magellan acquisition;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The risks include, but are not limited to, the following, all of which are more fully described in Part II, Item 1A "Risk Factors" section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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
•The implementation of the ACA, as well as potential repeal of, significant changes to, or judicial challenges to the ACA, could materially and adversely affect our results of operations, financial position and cash flows;
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
•We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and adversely affect our business;
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
•Mergers and acquisitions may not be accretive and may cause dilution to our earnings per share, which may cause the market price of our common stock to decline;
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
•Centene and Magellan Health have been and may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Magellan Acquisition from being completed;
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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company’s performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2021	2020

GAAP net earnings	$699	$46
Amortization of acquired intangible assets	195	166
Acquisition related expenses	47	313
Other adjustments (1)	102	23
Income tax effects of adjustments (2)	(83)	(72)
Adjusted net earnings	$960	$476

GAAP diluted earnings per share (EPS)	$1.19	$0.08
Amortization of acquired intangible assets (3)	0.25	0.23
Acquisition related expenses (4)	0.06	0.49
Other adjustments (1)	0.13	0.06
Adjusted Diluted EPS	$1.63	$0.86
(1)    Other adjustments include the following items for the three months ended March 31, 2021: (a) debt extinguishment costs of $46 million, or $0.06 per diluted share, net of an income tax benefit of $0.02; and (b) severance costs due to a restructuring of $56 million, or $0.07 per diluted share, net of an income tax benefit of $0.02. Other adjustments include the following items for the three months ended March 31, 2020: (a) gain related to the divestiture of certain products of our Illinois health plan of $93 million, or $0.10 per diluted share, net of an income tax expense of $0.07; (b) non-cash impairment of our third-party care management software business of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.03; and (c) debt extinguishment costs of $44 million, or $0.06 per diluted share, net of an income tax benefit of $0.02.
(2)    The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.
(3)    The amortization of acquired intangible assets per diluted share is net of an income tax benefit of $0.08 and $0.07 for the three months ended March 31, 2021 and 2020, respectively.
(4)    Acquisition related expenses per diluted share are net of an income tax benefit of $0.02 and $0.08 for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020

GAAP selling, general and administrative expenses	$2,367	$2,384
Acquisition related expenses	46	295
Restructuring costs	56	—
Adjusted selling, general and administrative expenses	$2,265	$2,089
v

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,627	$10,800
Premium and trade receivables	11,601	9,696
Short-term investments	1,662	1,580
Other current assets	1,550	1,317
Total current assets	24,440	23,393
Long-term investments	13,245	12,853
Restricted deposits	1,113	1,060
Property, software and equipment, net	2,822	2,774
Goodwill	18,788	18,652
Intangible assets, net	8,235	8,388
Other long-term assets	1,642	1,599
Total assets	$70,285	$68,719
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$12,842	$12,438
Accounts payable and accrued expenses	6,866	7,069
Return of premium payable	1,935	1,458
Unearned revenue	574	523
Current portion of long-term debt	62	97
Total current liabilities	22,279	21,585
Long-term debt	16,695	16,682
Deferred tax liability	1,641	1,534
Other long-term liabilities	3,134	2,956
Total liabilities	43,749	42,757
Commitments and contingencies
Redeemable noncontrolling interests	78	77
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 599,608 issued and 582,682 outstanding at March 31, 2021, and 598,249 issued and 581,479 outstanding at December 31, 2020	1	1
Additional paid-in capital	19,500	19,459
Accumulated other comprehensive earnings	176	337
Retained earnings	7,491	6,792
Treasury stock, at cost (16,926 and 16,770 shares, respectively)	(826)	(816)
Total Centene stockholders’ equity	26,342	25,773
Nonredeemable noncontrolling interest	116	112
Total stockholders’ equity	26,458	25,885
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$70,285	$68,719
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Premium	$26,933	$23,214
Service	1,181	958
Premium and service revenues	28,114	24,172
Premium tax and health insurer fee	1,869	1,853
Total revenues	29,983	26,025
Expenses:
Medical costs	23,391	20,420
Cost of services	1,048	825
Selling, general and administrative expenses	2,367	2,384
Amortization of acquired intangible assets	195	166
Premium tax expense	1,928	1,625
Health insurer fee expense	—	345
Impairment	—	72
Total operating expenses	28,929	25,837
Earnings from operations	1,054	188
Other income (expense):
Investment and other income	103	167
Debt extinguishment costs	(46)	(44)
Interest expense	(170)	(180)
Earnings before income tax expense	941	131
Income tax expense	244	85
Net earnings	697	46
Loss attributable to noncontrolling interests	2	—
Net earnings attributable to Centene Corporation	$699	$46

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.20	$0.08
Diluted earnings per common share	$1.19	$0.08

Weighted average number of common shares outstanding:
Basic	581,869	544,436
Diluted	589,343	552,062

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings	$697	$46
Reclassification adjustment, net of tax	(2)	—
Change in unrealized gain (loss) on investments, net of tax	(154)	(134)
Defined benefit pension plan net gain, net of tax	—	2
Foreign currency translation adjustments	(5)	(7)
Other comprehensive earnings (loss)	(161)	(139)
Comprehensive earnings (loss)	536	(93)
Comprehensive loss attributable to noncontrolling interests	2	—
Comprehensive earnings (loss) attributable to Centene Corporation	$538	$(93)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three Months Ended March 31, 2021

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	699	—	—	(5)	694
Other comprehensive loss, net of $(49) tax	—	—	—	(161)	—	—	—	—	(161)
Common stock issued for employee benefit plans	1,675	—	9	—	—	—	—	—	9
Common stock repurchases	(316)	—	(19)	—	—	156	(10)	—	(29)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Contribution from noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance, March 31, 2021	599,608	$1	$19,500	$176	$7,491	16,926	$(826)	$116	$26,458

Three Months Ended March 31, 2020

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	46	—	—	(3)	43
Other comprehensive loss, net of $(40) tax	—	—	—	(139)	—	—	—	—	(139)
Common stock issued for acquisitions	171,225	—	11,526	—	—	—	—	—	11,526
Common stock issued for employee benefit plans	2,448	—	5	—	—	—	—	—	5
Common stock repurchases	(291)	—	(17)	—	—	9,308	(541)	—	(558)
Stock compensation expense	—	—	117	—	—	—	—	—	117
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—	1
Balance, March 31, 2020	594,890	$—	$19,279	$(5)	$5,030	15,768	$(755)	$107	$23,656

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$697	$46
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	361	288
Stock compensation expense	51	117
Impairment	—	72
Loss on debt extinguishment	46	44
Deferred income taxes	156	112
Gain on divestiture	—	(93)
Other adjustments, net	2	24
Changes in assets and liabilities
Premium and trade receivables	(1,891)	(2,182)
Other assets	(287)	97
Medical claims liabilities	405	252
Unearned revenue	48	(88)
Accounts payable and accrued expenses	32	704
Other long-term liabilities	423	361
Other operating activities, net	—	6
Net cash provided by (used in) operating activities	43	(240)
Cash flows from investing activities:
Capital expenditures	(187)	(177)
Purchases of investments	(1,653)	(1,400)
Sales and maturities of investments	1,391	902
Acquisitions, net of cash acquired	(158)	(3,048)
Divestiture proceeds, net of divested cash	—	456
Other investing activities, net	—	(5)
Net cash used in investing activities	(607)	(3,272)
Cash flows from financing activities:
Proceeds from long-term debt	2,317	2,542
Payments of long-term debt	(2,295)	(1,039)
Common stock repurchases	(29)	(558)
Payments for debt extinguishment	(54)	(21)
Debt issuance costs	(27)	(92)
Other financing activities, net	15	7
Net cash provided by (used in) financing activities	(73)	839
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16)	(1)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(653)	(2,674)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	10,957	12,131
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$10,304	$9,457
Supplemental disclosures of cash flow information:
Interest paid	$130	$104
Income taxes paid	$20	$3
Equity issued in connection with acquisitions	$—	$11,526

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2021	2020
Cash and cash equivalents	$9,627	$9,308
Restricted cash and cash equivalents, included in restricted deposits	677	149
Total cash, cash equivalents, and restricted cash and cash equivalents	$10,304	$9,457
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2020 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2020 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2021 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board issued an Accounting Standards Update which simplifies the accounting for income taxes. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company adopted the new guidance in the first quarter of 2021. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$515	$2	$—	$517	$907	$4	$—	$911
Corporate securities	6,944	182	(64)	7,062	6,560	262	(8)	6,814
Restricted certificates of deposit	4	—	—	4	105	—	—	105
Restricted cash equivalents	677	—	—	677	157	—	—	157
Short-term time deposits	82	—	—	82	53	—	—	53
Municipal securities	3,118	101	(14)	3,205	2,970	129	(2)	3,097
Asset-backed securities	1,197	12	(2)	1,207	1,154	13	(3)	1,164
Residential mortgage-backed securities	1,066	20	(8)	1,078	1,068	27	—	1,095
Commercial mortgage-backed securities	793	19	(11)	801	748	30	(5)	773
Equity securities (1)	319	—	—	319	318	—	—	318
Private equity investments	896	—	—	896	838	—	—	838
Life insurance contracts	172	—	—	172	168	—	—	168
Total	$15,783	$336	$(99)	$16,020	$15,046	$465	$(18)	$15,493

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.
The Company’s investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2021, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2021, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $91 million and $86 million at March 31, 2021 and December 31, 2020, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company’s residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company’s commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 4 years at March 31, 2021.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2021				December 31, 2020
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate securities	$(61)	$2,711	$(3)	$100	$(7)	$953	$(1)	$24
Municipal securities	(13)	759	(1)	13	(2)	238	—	—
Asset-backed securities	(1)	296	(1)	58	(2)	302	(1)	105
Residential mortgage-backed securities	(8)	442	—	2	—	59	—	2
Commercial mortgage-backed securities	(10)	245	(1)	53	(5)	147	—	13
Total	$(93)	$4,453	$(6)	$226	$(16)	$1,699	$(2)	$144

As of March 31, 2021, the gross unrealized losses were generated from 1,829 positions out of a total of 6,470 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If the security meets this criterion, the decline in fair value is recorded in earnings. The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, the Company did not record the unrealized loss in earnings for these securities.

In addition, the Company continuously monitors available-for-sale debt securities for credit losses. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an allowance when evidence demonstrates that it is credit related. Evidence of a credit related loss may include rating agency actions, adverse conditions specifically related to the security, or failure of the issuer of the security to make scheduled payments.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2021				December 31, 2020
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,488	$1,497	$845	$846	$1,407	$1,414	$817	$818
One year through five years	5,082	5,227	240	241	4,748	4,937	221	223
Five years through ten years	3,589	3,637	26	26	3,460	3,639	18	19
Greater than ten years	70	73	—	—	81	87	—	—
Asset-backed securities	3,056	3,086	—	—	2,970	3,032	—	—
Total	$13,285	$13,520	$1,111	$1,113	$12,666	$13,109	$1,056	$1,060

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

The following table summarizes fair value measurements by level at March 31, 2021, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$9,627	$—	$—	$9,627
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$145	$—	$—	$145
Corporate securities	—	7,035	—	7,035
Municipal securities	—	3,172	—	3,172
Short-term time deposits	—	82	—	82
Asset-backed securities	—	1,207	—	1,207
Residential mortgage-backed securities	—	1,078	—	1,078
Commercial mortgage-backed securities	—	801	—	801
Equity securities	317	2	—	319
Total investments	$462	$13,377	$—	$13,839
Restricted deposits:
Cash and cash equivalents	$677	$—	$—	$677
Certificates of deposit	—	4	—	4
Corporate securities	—	27	—	27
Municipal securities	—	33	—	33
U.S. Treasury securities and obligations of U.S. government corporations and agencies	372	—	—	372
Total restricted deposits	$1,049	$64	$—	$1,113
Total assets at fair value	$11,138	$13,441	$—	$24,579

The following table summarizes fair value measurements by level at December 31, 2020, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$10,800	$—	$—	$10,800
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165	$—	$—	$165
Corporate securities	—	6,789	—	6,789
Municipal securities	—	3,070	—	3,070
Short-term time deposits	—	53	—	53
Asset backed securities	—	1,164	—	1,164
Residential mortgage backed securities	—	1,095	—	1,095
Commercial mortgage backed securities	—	773	—	773
Equity securities	316	2	—	318
Total investments	$481	$12,946	$—	$13,427
Restricted deposits:
Cash and cash equivalents	$157	$—	$—	$157
Certificates of deposit	—	105	—	105
Corporate securities	—	25	—	25
Municipal securities	—	27	—	27
U.S. Treasury securities and obligations of U.S. government corporations and agencies	746	—	—	746
Total restricted deposits	$903	$157	$—	$1,060
Total assets at fair value	$12,184	$13,103	$—	$25,287

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s private equity investments and life insurance contracts, which approximates fair value, was $1,068 million and $1,006 million as of March 31, 2021 and December 31, 2020, respectively.

4. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Three Months Ended March 31,
	2021	2020
Balance, January 1	$12,438	$7,473
Less: Reinsurance recoverable	23	20
Balance, January 1, net	12,415	7,453
Acquisitions and divestitures	—	3,697
Incurred related to:
Current year	24,255	20,866
Prior years	(864)	(446)
Total incurred	23,391	20,420
Paid related to:
Current year	15,161	15,147
Prior years	7,828	5,031
Total paid	22,989	20,178
Balance at March 31, net	12,817	11,392
Plus: Reinsurance recoverable	25	21
Balance, March 31	$12,842	$11,413

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $202 million and $31 million as a reduction to premium revenue in the three months ended March 31, 2021 and 2020, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2021 was $8,630 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

5. Affordable Care Act
The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.
The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2021	December 31, 2020
Risk adjustment receivable	$377	$340
Risk adjustment payable	(1,341)	(1,224)
Minimum medical loss ratio	(235)	(238)
Cost sharing reduction receivable	120	101
Cost sharing reduction payable	(1)	(1)

6. Debt

Debt consists of the following ($ in millions):

	March 31, 2021	December 31, 2020
$2,200 million 4.75% Senior Notes, due January 15, 2025	$—	$2,230
$1,800 million 5.375% Senior Notes, due June 1, 2026	1,800	1,800
$750 million 5.375% Senior Notes due August 15, 2026	792	794
$2,500 million 4.25% Senior Notes due December 15, 2027	2,483	2,482
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	—
Total senior notes	14,975	15,006
Term loan facility	1,450	1,450
Revolving credit agreement	152	97
Mortgage notes payable	—	50
Construction loan payable	184	180
Finance leases and other	156	153
Debt issuance costs	(160)	(157)
Total debt	16,757	16,779
Less current portion	(62)	(97)
Long-term debt	$16,695	$16,682

Senior Notes

In February 2021, the Company issued $2,200 million 2.50% Senior Notes due 2031 (the 2031 Notes). In conjunction with the 2031 Notes offering, the Company completed a tender offer (the Tender Offer) to purchase for cash, subject to certain conditions, any and all of the outstanding aggregate principal amount of the $2,200 million 4.75% Senior Notes due 2025 (the 2025 Notes). The Company used the net proceeds from the 2031 Notes, together with available cash on hand, to fund the purchase price for the 2025 Notes accepted for purchase in the Tender Offer (approximately 36% of the aggregate principal amount outstanding) and used the remaining proceeds to redeem any of the 2025 Notes that remained outstanding following the Tender Offer, including all premiums, accrued interest and costs and expenses related to the redemption. The Company recognized a pre-tax loss on extinguishment of $46 million on the redemption of the 2025 Notes, including the call premium and write-off of unamortized debt issuance costs.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. The loan bears interest based on one month LIBOR plus 2.70%, which will reduce to LIBOR plus 2.00% at the time construction has been completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company has guaranteed completion of the construction project associated with the loan. In April 2021, the Company finalized the one year extension of the construction loan maturing in April 2022. As of March 31, 2021, the Company had $184 million in borrowings outstanding under the loan.

Mortgage Notes Payable

The Company paid its non-recourse mortgage note of $50 million in January 2021. The mortgage note was collateralized by its corporate headquarters building and bore a 5.14% interest rate.

7. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $66 million and $62 million for the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	March 31, 2021	December 31, 2020
Assets
ROU assets (recorded within other long-term assets)	$1,339	$1,311

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$204	$204
Long-term (recorded within other long-term liabilities)	1,367	1,334
Total lease liabilities	$1,571	$1,538

During the three months ended March 31, 2021, the Company reduced its lease liabilities by $67 million for cash paid. In addition, during the three months ended March 31, 2021, new operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $96 million. As of March 31, 2021, the Company had additional operating leases that have not yet commenced of $31 million. These operating leases will commence in 2021 and 2022 with lease terms ranging from seven to nine years.

As of March 31, 2021, the weighted average remaining lease term of the Company’s operating leases was 9.5 years. The lease liabilities as of March 31, 2021 reflect a weighted average discount rate of 3.2%. Lease payments over the next five years and thereafter are as follows ($ in millions):

March 31, 2021
2021	$186
2022	243
2023	219
2024	197
2025	160
2026	136
Thereafter	692
Total lease payments	1,833
Less: imputed interest	(262)
Total lease liabilities	$1,571

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2021	2020

Earnings attributable to Centene Corporation	$699	$46

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	581,869	544,436
Common stock equivalents (as determined by applying the treasury stock method)	7,474	7,626
Weighted average number of common shares and potential dilutive common shares outstanding	589,343	552,062

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.20	$0.08
Diluted earnings per common share	$1.19	$0.08

The calculation of diluted earnings per common share for the three months ended March 31, 2021 and 2020 excludes the impact of 533 thousand and 400 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision-maker to evaluate all results of operations. Segment information for the three months ended March 31, 2020 has been conformed to the 2021 presentation of segment eliminations.

Segment information for the three months ended March 31, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$28,602	$1,381	$—	$29,983
Total revenues from internal customers	1	2,886	(2,887)	—
Total revenues	$28,603	$4,267	$(2,887)	$29,983
Earnings from operations	$956	$98	$—	$1,054

Segment information for the three months ended March 31, 2020, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$24,936	$1,089	$—	$26,025
Total revenues from internal customers	1	2,537	(2,538)	—
Total revenues	$24,937	$3,626	$(2,538)	$26,025
Earnings from operations	$217	$(29)	$—	$188

10. Contingencies

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

•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions and medical malpractice, privacy, real estate, intellectual property and employment-related claims; and

•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims and claims alleging that the Company has engaged in unfair business practices.

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

On April 6, 2021, a putative California class action, Vunisa v. Health Net, LLC et al., was filed in Santa Clara County Superior Court against the Company and its subsidiaries, Health Net, LLC, Health Net of California, Inc., Health Net Life Insurance Company, Health Net Community Solutions, Inc., and California Health & Wellness (collectively, Health Net), and third-party vendor Accellion, Inc. On April 23, 2021, a putative nationwide class action, Doe v. Health Net of California, Inc. et al., was filed in federal district court in the Northern District of California against Health Net of California, Health Net, LLC, and Accellion. The complaints in those lawsuits allege that the defendants failed to prevent Health Net members' personal and health data from being exposed in connection with a data breach involving Accellion's File Transfer Appliance. The putative classes seek unspecified damages and injunctive relief. The Company denies any wrongdoing and intends to vigorously defend against the claims in both lawsuits. The Company also maintains that Accellion is required to indemnify it and its subsidiaries against any claims arising out of the data breach. While these matters are subject to many uncertainties, the Company does not believe that an adverse outcome in either of these matters is likely to have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

Ohio

On March 11, 2021, the State of Ohio filed a civil action against the Company and the Company’s subsidiaries, Buckeye Health Plan Community Solutions, Inc. and Envolve Pharmacy Solutions, Inc., in Franklin County Court of Common Pleas, captioned as Ohio Department of Medicaid, et al. v. Centene Corporation, et al. The complaint alleges breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefit management (PBM) services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs seek an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan. The Company maintains these claims are unfounded and intends to vigorously defend against them; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

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

Prior to 2021, when the Affordable Care Act (ACA) health insurer fee (HIF) repeal was effected, our insurance subsidiaries were subject to the HIF. We recognized revenue for reimbursement of the HIF, including the “gross-up” to reflect the non-deductibility of the HIF. Collectively, this revenue was recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF were not pass-through payments and were recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations. Due to the size of the health insurer fee, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the repeal of the HIF in 2021.

WellCare Acquisition

On January 23, 2020, we acquired all of the issued and outstanding shares of WellCare Health Plans, Inc. (WellCare) (the WellCare Acquisition). The transaction was valued at $19.6 billion, including the assumption of $1.95 billion of outstanding debt. The WellCare Acquisition brought a high-quality Medicare platform and further extended our robust Medicaid offerings. The combination enables us to provide access to more comprehensive and differentiated solutions across more markets with a continued focus on affordable, high-quality, culturally-sensitive healthcare services. Due to the size of the acquisition, one of the primary drivers of the year-over-year variances discussed throughout this section is related to a full quarter of WellCare in our 2021 results.

Magellan Acquisition

In January 2021, we announced that we entered into a definitive merger agreement to acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. We expect the transaction to broaden and deepen our whole health capabilities and establish a leading behavioral health platform. The transaction is subject to the receipt of required state regulatory approvals and other customary closing conditions. The transaction is not contingent upon financing. We intend to fund the acquisition primarily through debt financing. The transaction is expected to close in the second half of 2021.

COVID-19 Trends and Uncertainties

The COVID-19 outbreak has created unique and unprecedented challenges. To support our members, providers, employees and the communities we serve, we have taken several actions and made numerous investments related to the COVID-19 crisis. We have extended coverage of COVID-19 screening, testing and treatment services for Medicaid, Medicare and Health Insurance Marketplace members and are waiving all associated member cost share amounts for these services. We are delivering new critical support to Safety Net providers, including Federally Qualified Healthcare Centers, behavioral health providers, and long-term service and support organizations. We continue to address social determinants of health for vulnerable populations during the COVID-19 crisis with a commitment to research and investment in non-medical barriers to achieving quality health outcomes. We developed initiatives designed to support the disability community affected by the pandemic. We created a provider support program to assist our network providers who are seeking benefits from the Small Business Administration (SBA) through the CARES Act. We established a Medical Reserve Leave policy to support clinical employees who want to join a medical reserve force and serve their communities during the COVID-19 pandemic. We are providing additional employee benefits including waiving cost-sharing for COVID-19 related treatment, emergency paid sick leave, and one-time payments to employees in a small number of critical office functions.

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

The impact on our business in both the short-term and long-term is uncertain and difficult to predict with certainty. The outlook for 2021 depends on future developments, including but not limited to: the length and severity of the outbreak (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, and the timing of vaccinations and achievement of herd immunity. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From March 31, 2020 through March 31, 2021, our Medicaid membership has increased by 2.0 million members. In addition, the pandemic has and continues to have the potential to impact the administration of state and federal healthcare programs, premium rates and risk sharing mechanisms. We continue to have active dialogues with our state partners.

Medical utilization continues to lack consistency and will be influenced by the intensity of additional waves of the pandemic. We have experienced and continue to expect incremental COVID-19 costs as the outbreak continues to develop. In addition, the pandemic has had widespread economic impact, driving interest rate decreases and lowering our investment income.

We are confident we have the team, systems, expertise and financial strength to continue to effectively navigate this challenging pandemic landscape.

Regulatory Trends and Uncertainties

The United States government, politicians, and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

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

First Quarter 2021 Highlights

Our financial performance for the first quarter of 2021 is summarized as follows:
•Managed care membership of 25.1 million, an increase of 1.3 million members, or 5% year-over-year.
•Total revenues of $30.0 billion, representing 15% growth year-over-year.
•HBR of 86.8%, compared to 88.0% for the first quarter of 2020.
•SG&A expense ratio of 8.4%, compared to 9.9% for the first quarter of 2020.
•Adjusted SG&A expense ratio of 8.1%, compared to 8.6% for the first quarter of 2020.
•Operating cash flows of $43 million, reflecting a $910 million delay in premium payments from one of our states.
•Diluted earnings per share (EPS) of $1.19, compared to $0.08 for the first quarter of 2020.

•Adjusted Diluted EPS of $1.63, compared to $0.86 for the first quarter of 2020.
A reconciliation from GAAP Diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading “Non-GAAP Financial Presentation”:

	Three Months Ended March 31,
	2021	2020
GAAP Diluted EPS, attributable to Centene	$1.19	$0.08
Amortization of acquired intangible assets	0.25	0.23
Acquisition related expenses	0.06	0.49
Other adjustments (1)	0.13	0.06
Adjusted Diluted EPS	$1.63	$0.86
(1) Other adjustments include the following items for the three months ended March 31, 2021: (a) debt extinguishment costs of $46 million, or $0.06 per diluted share, net of an income tax benefit of $0.02; and (b) severance costs due to a restructuring of $56 million, or $0.07 per diluted share, net of an income tax benefit of $0.02. Other adjustments include the following items for the three months ended March 31, 2020: (a) gain related to the divestiture of certain products of our Illinois health plan of $93 million or $0.10 per diluted share, net of an income tax expense of $0.07; (b) non-cash impairment of our third-party care management software business of $72 million or $0.10 per diluted share, net of an income tax benefit of $0.03; and (c) debt extinguishment costs of $44 million or $0.06 per diluted share, net of an income tax benefit of $0.02.

The following items contributed to our growth over the last year:

•Apixio. In December 2020, we acquired Apixio Inc., a healthcare analytics company offering artificial intelligence technology solutions. With this transaction, we intend to continue to digitize the administration of healthcare and accelerate innovation.

•Correctional. In July 2020, Centurion commenced a two-year contract with the Kansas Department of Administration to provide healthcare services in the Department of Corrections’ facilities. In April 2020, Centurion began providing medical services, behavioral healthcare, and substance abuse treatment within four prisons and six community corrections centers across the state of Delaware.

•Health Insurance Marketplace. In January 2021, we expanded our offerings in the Health Insurance Marketplace. We expanded our Marketplace product, branded Ambetter, in nearly 400 new counties across 13 existing states. In addition, Ambetter-branded Marketplace products are now offered in two new states, New Mexico and Michigan.

•Illinois. In July 2020, Meridian Health Plan of Illinois, Inc. (Meridian) began serving Medicaid members in Cook County, Illinois, as a result of a member transfer agreement under which Meridian was assigned 100% of NextLevel Health Partners, Inc.’s approximately 54,000 members who access benefits from the Illinois Department of Healthcare and Family Services’ HealthChoice Illinois Program. In February 2020, we began operating in Illinois under the first phase of an expanded contract for the Medicaid Managed Care Program. The expanded contract includes children who are in need through the Department of Children and Family Services/Youth Care by Illinois Department of Healthcare and Family Services and Foster Care.

•PANTHERx. In December 2020, we acquired PANTHERx, one of the largest and fastest-growing specialty pharmacies in the United States specializing in orphan drugs and treating rare diseases.

•TRICARE. In January 2021, we began administering the Buckley Prime Service Area Pilot in the Denver, Colorado area, which is a TRICARE pilot program for value-based payment arrangements not currently an option in the fee-for-service T2017 reimbursement model.

•WellCare. On January 23, 2020, we completed the WellCare Acquisition. The WellCare Acquisition brings a high-quality Medicare platform and further extends our robust Medicaid offerings. The WellCare Acquisition is a key part of our growth as we become one of the nation’s largest sponsors of government health coverage.

•In addition, revenue and membership growth was significantly driven by the suspension of Medicaid eligibility redeterminations and increased unemployment levels as a result of the COVID-19 pandemic.

The growth items listed above were partially offset by the following items:

•Effective January 2021, we no longer serve non-risk members under our management services program in Maryland.

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

•Starting in August 2020, we began to reduce the number of members we serve under the Military & Family Life Counseling Program contract.

•Effective July 2020, we no longer serve members under the state-wide correctional contract in Vermont.

•In January 2020, in connection with the WellCare Acquisition, we completed the divestiture of certain products in our Illinois health plan, including the Medicaid and Medicare Advantage lines of business.

•We experienced a decrease in our marketplace membership driven primarily by a reduction of members in the state of Florida, resulting from price competition in three highly populated counties.

•Beginning in the second quarter of 2020, Medicaid state premium rate reductions and risk corridor actions as a result of the COVID-19 pandemic.

We expect the following items to contribute to our revenue or future growth potential:

•We expect to realize the benefit in 2021 of acquisitions, investments, and business commenced during 2020 and 2021, as discussed above.

•In March 2021, CMS extended the Health Insurance Marketplace special enrollment period until August 15, 2021, which we expect will result in membership growth.

•In March 2021, we announced our Hawaii subsidiary, 'Ohana Health Plan, was selected by the Hawaii Department of Human Services' Med-QUEST Division to continue administering covered services to eligible Medicaid and Children's Health Insurance Program (CHIP) members for medically necessary medical, behavioral health, and long-term services and supports. The new statewide contract is anticipated to begin July 1, 2021.

•In February 2021, we announced our Hawaii subsidiary, 'Ohana Health Plan, was selected to continue administering services through the Community Care Services program in partnership with the Hawaii Department of Human Services' Med-QUEST Division. The new three-year, statewide contract is anticipated to begin July 1, 2021.

•In January 2021, we announced that we entered into a definitive merger agreement to acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. The transaction is subject to the receipt of required state regulatory approvals and other customary closing conditions. The transaction is expected to close in the second half of 2021.

•In January 2021, our Oklahoma subsidiary, Oklahoma Complete Health, was selected by the Oklahoma Health Care Authority (OHCA) for statewide contracts to provide managed care for the SoonerSelect and, on a sole source basis, SoonerSelect Specialty Children's Plan (SCP) (foster care) programs. The state expects to commence the SoonerSelect and SoonerSelect SCP Programs on October 1, 2021.

•In October 2019, our North Carolina joint venture, Carolina Complete Health, was awarded an additional service area to provide Medicaid managed care services in Region 4. With the addition of this new Region, Carolina Complete Health will provide Medicaid managed care services in three contiguous regions: Region 3, 4 and 5. In February 2019, WellCare was awarded a statewide contract to administer the state’s Medicaid Prepaid Health Plans. The new contracts are expected to commence on July 1, 2021.

The future growth items listed above may be partially offset by the following items:

•We expect Medicaid eligibility redeterminations to begin on August 1, 2021, resulting in a decrease in membership.

•The carve out of California pharmacy services, effective July 2021, in connection with the state’s transition of pharmacy services from managed care to fee for service.

•Medicaid state rate actions and risk corridor mechanisms as a result of the COVID-19 pandemic.

MEMBERSHIP

From March 31, 2020 to March 31, 2021, we increased our managed care membership by 1.3 million, or 5%. The following table sets forth our membership by line of business:

	March 31, 2021	December 31, 2020	March 31, 2020
Traditional Medicaid (1)	12,307,400	12,055,400	10,397,900
High Acuity Medicaid (2)	1,529,000	1,554,700	1,488,200
Total Medicaid	13,836,400	13,610,100	11,886,100
Medicare PDP	4,109,700	4,469,400	4,416,500
Commercial	2,384,300	2,633,600	2,728,200
Medicare (3)	1,138,500	955,400	918,400
International	597,400	597,700	599,900
Correctional	144,900	147,200	172,000
Total at-risk membership	22,211,200	22,413,400	20,721,100
TRICARE eligibles	2,881,400	2,877,900	2,864,800
Non-risk membership	4,400	231,600	216,200
Total	25,097,000	25,522,900	23,802,100

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health.
(2) Membership includes ABD, IDD, LTSS and MMP Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.

The following table sets forth additional membership statistics, which are included in the table above:

	March 31, 2021	December 31, 2020	March 31, 2020
Dual-eligible (4)	1,086,300	1,066,800	879,000
Health Insurance Marketplace	1,900,900	2,131,600	2,199,300
Medicaid Expansion	2,267,400	2,181,400	1,764,600

(4) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2021 and 2020, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2021 and 2020 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2021	2020	% Change
Premium	$26,933	$23,214	16%
Service	1,181	958	23%
Premium and service revenues	28,114	24,172	16%
Premium tax and health insurer fee	1,869	1,853	1%
Total revenues	29,983	26,025	15%
Medical costs	23,391	20,420	15%
Cost of services	1,048	825	27%
Selling, general and administrative expenses	2,367	2,384	(1)%
Amortization of acquired intangible assets	195	166	17%
Premium tax expense	1,928	1,625	19%
Health insurer fee expense	—	345	n.m.
Impairment	—	72	n.m.
Earnings from operations	1,054	188	461%
Investment and other income	103	167	(38)%
Debt extinguishment costs	(46)	(44)	(5)%
Interest expense	(170)	(180)	(6)%
Earnings before income tax expense	941	131	618%
Income tax expense	244	85	187%
Net earnings	697	46	n.m.
Loss attributable to noncontrolling interests	2	—	n.m.
Net earnings attributable to Centene Corporation	$699	$46	n.m.
Diluted earnings per common share attributable to Centene Corporation	$1.19	$0.08	n.m.
n.m.: not meaningful

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total Revenues

The following table sets forth supplemental revenue information for the three months ended March 31, ($ in millions):

	2021	2020	% Change
Medicaid	$20,191	$17,401	16%
Commercial	3,898	4,119	(5)%
Medicare (1)	3,757	2,656	41%
Medicare PDP	582	600	(3)%
Other	1,555	1,249	24%
Total Revenues	$29,983	$26,025	15%

(1) Medicare includes Medicare Advantage, Medicare Supplement, Special Needs Plans, and MMP.

Total revenues increased 15% in the three months ended March 31, 2021 over the corresponding period in 2020, due to a full quarter of WellCare and the ongoing suspension of Medicaid eligibility redeterminations, which was partially offset by an overall decrease in Marketplace membership, state premium rate adjustments and risk sharing mechanisms, and the repeal of the health insurer fee. During the three months ended March 31, 2021, we received premium rate adjustments, which yielded a net 1% composite change across all of our markets.

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

The HBR for the three months ended March 31, 2021, was 86.8%, compared to 88.0% in the same period in 2020. The decrease was attributable to lower medical utilization trends due to the COVID-19 pandemic and lower costs associated with the flu. The decrease was partially offset by higher testing and treatment costs associated with COVID-19, state premium rate adjustments and risk sharing mechanisms, and higher COVID-19 and traditional utilization in the Marketplace business.

Cost of Services

Cost of services increased by $223 million in the three months ended March 31, 2021, compared to the corresponding period in 2020, primarily attributable to newly acquired businesses, partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. The cost of service ratio for the three months ended March 31, 2021, was 88.7%, compared to 86.1% in the same period in 2020. The increase in the cost of service ratio was driven by newly acquired businesses.

Selling, General & Administrative Expenses

Selling, general and administrative expenses, or SG&A, decreased by $17 million in the three months ended March 31, 2021, compared to the corresponding period in 2020, due to lower acquisition related expenses, partially offset by a full quarter of WellCare’s results.

The SG&A expense ratio was 8.4% for the first quarter of 2021, compared to 9.9% in the first quarter of 2020. The decrease was due to lower acquisition related expenses, the ongoing suspension of Medicaid eligibility redeterminations, and the leveraging of expenses over higher revenues as a result of recent acquisitions.

The adjusted SG&A expense ratio was 8.1% for the first quarter of 2021, compared to 8.6% in the first quarter of 2020. The adjusted SG&A expense ratio benefited from the ongoing suspension of Medicaid eligibility redeterminations, the leveraging of expenses over higher revenues due to recent acquisitions, and decreased ongoing compensation costs due to restructuring activities.

Health Insurer Fee Expense

As a result of the repeal of the HIF, we did not have HIF expense for the three months ended March 31, 2021, compared to $345 million in the corresponding period in 2020.

Impairment

During the first quarter of 2020, we recorded $72 million of a non-cash impairment of our third-party care management software business.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2021	2020
Investment and other income	$103	$167
Debt extinguishment costs	(46)	(44)
Interest expense	(170)	(180)
Other income (expense), net	$(113)	$(57)

Investment and other income. Investment and other income decreased by $64 million in the three months ended March 31, 2021 compared to the corresponding period in 2020, driven by a $93 million gain in the three months ended March 31, 2020 related to the divestiture of certain products of our Illinois health plan associated with the WellCare Acquisition. Excluding the Illinois divestiture gain, investment and other income increased compared to the three months ended March 31, 2020 due to higher investment balances.

Debt extinguishment costs. In February 2021, we tendered or redeemed all of our outstanding $2.2 billion 4.75% Senior Notes, due 2025 and recognized a pre-tax loss on extinguishment of approximately $46 million. The loss includes the call premium, the write-off of unamortized debt issuance costs and expenses related to the redemption. In February 2020, we redeemed all of our outstanding $1.0 billion 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes) and recognized a pre-tax loss on extinguishment of approximately $44 million. The loss includes the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes.

Interest expense. Interest expense decreased by $10 million in the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease was driven by lower borrowings on the revolving credit facility and our strategic refinancing actions.

Income Tax Expense

For the three months ended March 31, 2021, we recorded income tax expense of $244 million on pre-tax earnings of $941 million, or an effective tax rate of 25.9%. The effective tax rate for the first quarter of 2021 reflects the repeal of the health insurer fee beginning in 2021. For the three months ended March 31, 2020, we recorded income tax expense of $85 million on pre-tax earnings of $131 million, or an effective tax rate of 64.9%, driven by the reinstatement of the health insurer fee in 2020, the non-deductibility of certain acquisition related expenses, and the tax impact associated with the Illinois divestiture.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2021	2020	% Change
Total Revenues
Managed Care	$28,603	$24,937	15%
Specialty Services	4,267	3,626	18%
Eliminations	(2,887)	(2,538)	(14)%
Consolidated Total	$29,983	$26,025	15%
Earnings from Operations
Managed Care	$956	$217	341%
Specialty Services	98	(29)	438%
Consolidated Total	$1,054	$188	461%

Managed Care

Total revenues increased 15% in the three months ended March 31, 2021, compared to the corresponding period in 2020, due to a full quarter of WellCare and the ongoing suspension of Medicaid eligibility redeterminations, which was partially offset by an overall decrease in Marketplace membership, state premium rate adjustments and risk sharing mechanisms, and the repeal of the health insurer fee. Earnings from operations increased $739 million between years, primarily due to lower acquisition related expenses, a full quarter of WellCare, lower medical utilization due to the COVID-19 pandemic, and lower costs associated with the flu. This was partially offset by higher testing and treatment costs associated with COVID-19, state premium rate adjustments and risk sharing mechanisms, and higher COVID-19 and traditional utilization in the Marketplace business.

Specialty Services

Total revenues increased 18% in the three months ended March 31, 2021, compared to the corresponding period in 2020, resulting primarily from newly acquired businesses, partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. Earnings from operations increased $127 million in the three months ended March 31, 2021, compared to the corresponding period in 2020. Earnings from operations in 2020 was negatively impacted by the previously discussed $72 million impairment related to our third-party care management software business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$43	$(240)
Net cash used in investing activities	(607)	(3,272)
Net cash provided by (used in) financing activities	(73)	839
Effect of exchange rate changes on cash and cash equivalents	(16)	(1)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(653)	$(2,674)

Cash Flows Provided by (Used in) Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $43 million in the three months ended March 31, 2021 compared to using cash of $240 million in the comparable period in 2020. Operating cash flow provided by operations in 2021 was driven by net earnings, timing of subsidy payments from CMS related to our Medicare PDP business, and an increase in medical claims liabilities, almost entirely offset by a delay in premium payments from the state of New York of approximately $910 million and an increase in risk adjustment receivable.

Cash flows used by operations in 2020 was negatively affected by a delay in premium payments from the state of New York of approximately $700 million and growth in our Medicare PDP business, which used working capital.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $607 million in the three months ended March 31, 2021, and $3.3 billion in the comparable period in 2020. Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

Cash flows used in investing activities in 2020 primarily consisted of our acquisition of WellCare partially offset by divestiture proceeds. Cash flows used in investing activities in 2020 also consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

We spent $187 million and $177 million in the three months ended March 31, 2021 and 2020, respectively, on capital expenditures for system enhancements, computer hardware and software, and corporate headquarters expansions.

As of March 31, 2021, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.6 years. We had unregulated cash and investments of $1.3 billion at March 31, 2021, compared to $1.9 billion at December 31, 2020. Of the $1.3 billion, $369 million represents cash and cash equivalents held by unregulated entities.

Cash Flows Provided by (Used in) Financing Activities

Financing activities used cash of $73 million in the three months ended March 31, 2021, compared to providing cash of $839 million in the comparable period in 2020. Financing activities in 2021 were driven by costs associated with our debt refinancing, offset by increased borrowings. 2020 net financing activities were due to increased borrowings, partially offset by common stock repurchases.

Liquidity Metrics

In February 2021, our Board of Directors approved an increase in our Company's existing share repurchase program. With the increase, we are authorized to repurchase up to $1.0 billion worth of shares of our common stock, inclusive of the previously approved stock repurchase program.

From time to time, we raise capital through the issuance of debt in the form of senior notes. As of March 31, 2021, we had an aggregate principal amount of $15.0 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of March 31, 2021, we were in compliance with all covenants. We also have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. Refer to Note 6. Debt for further information regarding the issuance and redemption of senior notes as well as detail related to our construction loan.

The credit agreement underlying our Company’s revolving credit facility and term loan facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of March 31, 2021, we had $152 million of borrowings outstanding under our revolving credit facility, $1.45 billion of borrowings under our term loan facility, and we were in compliance with all covenants. As of March 31, 2021, there were no limitations on the availability of our revolving credit facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $128 million as of March 31, 2021, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of March 31, 2021. In addition, we had outstanding surety bonds of $1.1 billion as of March 31, 2021.

At March 31, 2021, we had working capital, defined as current assets less current liabilities, of $2.2 billion, compared to $1.8 billion at December 31, 2020. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2021, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 38.8%, compared to 39.3% at December 31, 2020. Excluding $184 million of non-recourse debt, our debt to capital ratio was 38.5% as of March 31, 2021, compared to 39.0% at December 31, 2020. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2021 Expectations

During the remainder of 2021, we expect to receive net dividends from our insurance subsidiaries of approximately $2.2 billion and spend approximately $700 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2021 and borrowings on our revolving credit facility and construction loan. However, from time to time we may elect to raise additional funds for these and other purposes, including the Magellan acquisition, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our revolving credit facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings under our revolving credit facility.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2021, we received $88 million of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate RBC level as of December 31, 2020, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2021.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (Knox-Keene), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the California Department of Managed Health Care (DMHC) to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities’ TNE below the required amount as specified in the undertaking.

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements. Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum risk based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2021, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2021, we had short-term investments of $1.7 billion and long-term investments of $14.4 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2021, the fair value of our fixed income investments would decrease by approximately $352 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread globally, including throughout the United States. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19 (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the costs of prevention and treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including federal, state and local laws, regulations and emergency orders, related to directives to remain at home, to physically distance or that force business closures as well as directives related to the timing and scope of vaccine distribution), among other factors. Additionally, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which could adversely impact our access to capital, and a decline in interest rates which could reduce our investment income. Finally, the impact of the above items on our state and federal partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, in October 2020, the CMS published updated Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year, compared to 46% for the 2021 bonus year and 86% for the 2020 bonus year. Our quality bonus and rebates may be negatively impacted in 2021 and 2022 and the attractiveness of our Medicare Advantage plans may be reduced.

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

Although we do not anticipate that a single-payer national health insurance system or other major healthcare reform provisions will be enacted by the current Congress, members of Congress have proposed several legislative initiatives over various sessions of Congress that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. Additionally, the potential impact of the change of administration on healthcare reform efforts is unknown. We are unable to predict the nature and success of these or other initiatives or political changes, which could have an adverse effect on our business.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our results of operations, financial position and cash flows.

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our HBR, or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent diseases (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding implementation of the ACA, including ongoing legal challenges to the ACA including the case originally captioned Texas v. United States, which is currently pending before the Supreme Court.

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

Due to among other things, the elimination of the individual mandate penalty in the Tax Cuts and Jobs Act (TCJA), we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplaces, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance or entitlement programs. We provide these and other healthcare services under contracts with government entities in the areas in which we operate. Our government contracts are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When our contracts with government entities expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment, compliance with contract terms and law, and agreement to maintain a Medicare plan in the state and financial standards, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies. For example, in April 2021, the Ohio Department of Medicaid deferred its decision on Buckeye Community Health Plan’s bid in its Medicaid managed care contract awards pending further consideration of the lawsuit filed against us by the State of Ohio, and the Department may ultimately decide following its deferral to deny that bid.

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality Star ratings; or required changes to the way we do business. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleges breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefit management (PBM) services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs seek an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan. Other states are reviewing the practices of PBM service providers, including us, and could bring claims against us. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 ("sequestration"), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029. The Coronavirus Aid, Relief, and Economic Security Act of 2020 temporarily suspended the Medicare sequestration for the period of May 1, 2020 through December 31, 2020, while also extending the mandatory sequestration policy by an additional one year, through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021, and it most recently has been further extended until December 31, 2021.

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

The implementation of the ACA, as well as potential repeal of, significant changes to, or judicial challenges to the ACA, could materially and adversely affect our results of operations, financial position and cash flows.

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the implementation of the ACA continues to face administrative, judicial and legislative challenges to repeal or change certain of its significant provisions. Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not significantly amended or repealed under the current administration, a future administration or members of Congress could continue to propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations.

Among the most significant of the ACA's provisions was the establishment of the Health Insurance Marketplace for individuals and small employers to purchase health insurance coverage that included a minimum level of benefits and restrictions on coverage limitations and premium rates, as well as the expansion of Medicaid coverage to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The Department of Health and Human Services (the HHS) additionally indicated that it would consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. Arkansas was the first state to obtain federal approval to use Medicaid funding to purchase private insurance for low-income residents, and we began operations under the program beginning on January 1, 2014. Several states have obtained Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law, with additional states pursuing Section 1115 waivers regarding eligibility criteria, benefits, and cost-sharing, and provider payments across their Medicaid programs. Litigation challenging Section 1115 waiver activity for both new and previously approved waivers is expected to continue both through administrative actions and the courts.

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

In addition to administrative efforts to expand the flexibility of other insurance plan options that are not required to meet ACA requirements, there have also been efforts to address the ACA's non-deductible tax imposed on health insurers based on prior year net premiums written (the health insurer fee or HIF). The ACA imposed HIF was $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The HIF payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016; however, a $14.3 billion payment occurred in 2018. Collection of the HIF for 2019 was also suspended, but resumed in 2020 with a $15.5 billion payment. Congress passed a spending bill in December 2019, which repealed the health insurance tax indefinitely, effective in 2021. If we are not reimbursed by the states for the cost of the HIF (including the associated tax impact), our results of operations, financial position and cash flows may be materially adversely affected.

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

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the ACA, the American Rescue Act, enacted on March 11, 2021, contains provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. For example, in addition to authorizing an additional $1.9 trillion in federal spending to address the COVID-19 current public health emergency, the American Rescue Act also contains several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of additional new legislation, regulation, executive action or litigation could impact our business and results of operations adversely or in other ways that we do not currently anticipate.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. On November 13, 2020, CMS finalized revisions to the Medicaid managed care regulations, many of which became effective in December 2020. While not a wholesale revision of the 2016 regulations, the November 2020 final rule adopts changes in areas including network adequacy, beneficiary protections, quality oversight, and the establishment of capitation rates and payment policies. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows. For example, in April 2021, the Ohio Department of Medicaid deferred its decision on Buckeye Community Health Plan’s bid in its Medicaid managed care contract awards pending further consideration of the lawsuit filed against us by the State of Ohio, and the Department may ultimately decide following its deferral to deny that bid

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the Foreign Corrupt Practices Act (FCPA). Any failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition and results of operations.

Our businesses providing pharmacy benefit management and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows.

We provide PBM and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws and regulations that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleges breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs seek an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan. Other states are reviewing the practices of PBM service providers, including us, and could bring claims against us. We also conduct business as a mail order pharmacy and specialty pharmacy, which subjects these businesses to extensive federal, state and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

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

We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and adversely affect our business.

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, protests and appeals related to Medicaid procurement awards, employment-related disputes, including wage and hour claims, submissions to state agencies related to payments or state false claims acts and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleges breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs seek an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan. Other states are reviewing the practices of PBM service providers, including us, and could bring claims against us. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations and/or cash flows and may affect our reputation. For example, in April 2021, the Ohio Department of Medicaid deferred its decision on Buckeye Community Health Plan’s bid in its Medicaid managed care contract awards pending further consideration of the lawsuit filed against us by the State of Ohio, and the Department may ultimately decide following its deferral to deny that bid. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal, state and international laws, regulations, rules and contractual requirements regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, the Gramm-Leach-Bliley Act, and the European Union's General Data Protection Regulation, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in January 2021, we learned that Accellion, a third-party data transfer provider with whom we contract, had a system vulnerability that resulted in unauthorized access to certain sensitive data of our customers, including protected health information, as well as unauthorized access to the data of several of Accellion’s other clients. This incident led to putative class action lawsuits that were filed against us and our subsidiaries, Health Net, LLC, Health Net of California, Inc., Health Net Life Insurance Company, Health Net Community Solutions, Inc., and California Health & Wellness, and Accellion on behalf of the affected customers in April 2021. We do not believe that this incident is likely to have a material adverse effect on our business, reputation, results of operations, financial position and cash flows. However, there can be no assurance that the January 2021 incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject us to state, federal, or international agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial position and cash flows.

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

We, along with other companies involved in public healthcare programs, have been, and from time to time are, the subject of federal and state fraud, waste and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have fraud, waste and abuse laws, including false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government's behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

In the past, the securities and credit markets have experienced extreme volatility and disruption, which has increased due to the effects of COVID-19. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing revolving credit facility.
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

As of March 31, 2021, we had consolidated indebtedness of $16.8 billion. We intend to incur additional indebtedness to finance a portion of the consideration for the Magellan Acquisition, and we may further increase our indebtedness in the future.

This may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and term loan facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Company Credit Facility also requires us to comply with a maximum debt-to-EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under our Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of March 31, 2021, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration (IBA), the administrator of LIBOR, has announced plans to cease the publication of certain U.S. dollar LIBOR rates on December 31, 2021 and other U.S. dollar LIBOR rates on June 30, 2023. The U.S. Federal Reserve also concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phasing out of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Risks Associated with Mergers, Acquisitions, and Divestitures

Mergers and acquisitions may not be accretive and may cause dilution to our earnings per share, which may cause the market price of our common stock to decline.

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

Centene and Magellan Health have been and may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Magellan Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Several lawsuits have been filed by purported Magellan Health stockholders in United States District Courts and in the Delaware Court of Chancery in connection with the Magellan Acquisition, which name Magellan Health and the members of the Magellan Health board of directors as defendants, but the relief sought in each action has been resolved or mooted. Additional lawsuits arising out of the merger may also be filed in the future. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Centene’s and Magellan Health’s respective liquidity and financial condition. Currently, Centene is not aware of any securities class action lawsuits or derivative lawsuits having been filed against Centene in connection with the Magellan Acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2021 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate $ value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions, shares in thousands)(2)
January 1, 2021 - January 31, 2021	42	$62.25	—	5,488
February 1, 2021 - February 28, 2021	6	60.36	—	$1,000
March 1, 2021 - March 31, 2021	108	60.17	—	$1,000
Total	156	$60.74	—	$1,000
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to 14,160 thousand shares. As of January 2021, a remaining amount of 5,488 thousand shares were available under the program. In February 2021, the Company's Board of Directors approved an increase in the Company's existing share repurchase program for its common stock. With the increase, the Company is authorized to repurchase up to $1.0 billion worth of shares of the Company's common stock, inclusive of the previously approved stock repurchase program. No duration has been placed on the repurchase program.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

2.1+
Agreement and Plan of Merger, dated as of January 4, 2021, by and among Centene Corporation, Mayflower Merger Sub, Inc. and Magellan Health, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021).

4.1
Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.1
Amendment No. 2, dated as of March 18, 2021, to the Credit Agreement dated as of March 24, 2016, as amended and restated as of December 14, 2017, as further amended and restated as of May 7, 2019, as further amended and restated as of September 11, 2019, and as amended by Amendment No. 1 dated as of November 14, 2019, among Centene Corporation, a Delaware corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 19, 2021).

10.2*
Consulting Services Agreement between Centene Corporation and Kenneth Burdick, dated January 23, 2021 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 22, 2021).

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.
+ Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 27, 2021.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ JEFFREY A. SCHWANEKE
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller (principal accounting officer)