Form 10-Q
period 2021-06-30
CENTENE CORP
filed 2021-07-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of July 16, 2021, the registrant had 583,043,563 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our proposed acquisition of Magellan Health (the Magellan Acquisition), our completed acquisition of WellCare Health Plans, Inc. (WellCare and such acquisition, the WellCare Acquisition), other recent and future acquisitions, investments, the adequacy of our available cash resources and our settlements with Ohio and Mississippi to resolve claims and/or allegations made by those states with regard to past practices at Envolve Pharmacy Solutions, Inc. (Envolve), as our pharmacy benefits manager (PBM) subsidiary, and other possible future claims and settlements related to the past practices at Envolve and our ability to settle claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A “Risk Factors.”

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
•the possibility that certain conditions to the consummation of the Magellan Acquisition will not be satisfied or completed on a timely basis and accordingly, the Magellan Acquisition may not be consummated on a timely basis or at all;
•uncertainty as to the expected financial performance of the combined company following completion of the Magellan Acquisition;
•the possibility that the expected synergies and value creation from the Magellan Acquisition or the WellCare Acquisition (or other acquired businesses) will not be realized, or will not be realized within the respective expected time periods;
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
•a downgrade of the credit rating of our indebtedness;
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
i

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
•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder that may result from changing political conditions, the new administration or judicial actions;
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
•the difficulty of predicting the timing or outcome of legal or regulatory proceedings or matters, including claims against our PBM business or whether additional claims, reviews or investigations relating to our PBM business will be brought by states, the federal government or shareholder litigants, or government investigations;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks include, but are not limited to, the following, all of which are more fully described in Part II, Item 1A "Risk Factors." This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

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
•Our businesses providing pharmacy benefits management and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows;
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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company’s performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

GAAP net earnings (loss)	$(535)	$1,206	$164	$1,252
Amortization of acquired intangible assets	188	197	383	363
Acquisition related expenses	40	71	87	384
Other adjustments (1)	1,314	(11)	1,416	12
Income tax effects of adjustments (2)	(270)	(53)	(353)	(125)
Adjusted net earnings	$737	$1,410	$1,697	$1,886

GAAP diluted earnings (loss) per share (EPS)	$(0.92)	$2.05	$0.28	$2.20
Amortization of acquired intangible assets (3)	0.25	0.25	0.50	0.48
Acquisition related expenses (4)	0.05	0.10	0.11	0.58
Other adjustments (1)	1.87	—	1.99	0.05
Adjusted Diluted EPS (5)	$1.25	$2.40	$2.88	$3.31

(1) Other adjustments include the following items:
2021 - (a) legal settlement expense of $1.25 billion, or $1.78 per diluted share, net of an income tax benefit of $0.34, for the three and six months ended June 30, 2021;
(b) debt extinguishment costs of $46 million, or $0.06 per diluted share, net of an income tax benefit of $0.02, for the six months ended June 30, 2021;
(c) severance costs due to a restructuring of $2 million, or $0.00 per diluted share, net of an income tax benefit of $0.00, and $58 million, or $0.07 per diluted share, net of an income tax benefit of $0.03, for the three and six months ended June 30, 2021, respectively;
(d) a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan of $62 million, or $0.08 per diluted share, net of an income tax benefit of $0.02, for the three and six months ended June 30, 2021; and
(e) the $0.01 impact of including an additional 8 million shares in the calculation of adjusted diluted EPS which were excluded from the calculation of the GAAP net loss per share due to their anti-dilutive effect for the three months ended June 30, 2021.
2020 - (a) debt extinguishment costs of $44 million, or $0.06 per diluted share, net of an income tax benefit of $0.02, for the six months ended June 30 2020;
(b) gain related to the divestiture of certain products of our Illinois health plan of $11 million, or $0.00 per diluted share, net of an income tax expense of $0.02, and $104 million, or $0.11 per diluted share, net of an income tax expense of $0.08, for the three and six months ended June 30, 2020, respectively; and
v

(c) non-cash impairment of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.03, for the six months ended June 30, 2020.
(2)     The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.
(3)    The amortization of acquired intangible assets per diluted share presented above is net of an income tax benefit of $0.08 and $0.09 for the three months ended June 30, 2021 and 2020, respectively, and $0.15 and $0.16 for the six months ended June 30, 2021 and 2020, respectively.
(4)    Acquisition related expenses per diluted share presented above are net of an income tax benefit of $0.02 and $0.02 for the three months ended June 30, 2021 and 2020, respectively, and $0.04 and $0.09 for the six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

GAAP selling, general and administrative expenses	$2,273	$2,255	$4,640	$4,639
Acquisition related expenses	39	70	85	365
Restructuring costs	2	—	58	—
Adjusted selling, general and administrative expenses	$2,232	$2,185	$4,497	$4,274

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,018	$10,800
Premium and trade receivables	11,202	9,696
Short-term investments	1,566	1,580
Other current assets	1,678	1,317
Total current assets	25,464	23,393
Long-term investments	13,472	12,853
Restricted deposits	1,112	1,060
Property, software and equipment, net	2,912	2,774
Goodwill	18,805	18,652
Intangible assets, net	8,069	8,388
Other long-term assets	1,705	1,599
Total assets	$71,539	$68,719
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$12,763	$12,438
Accounts payable and accrued expenses	8,053	7,069
Return of premium payable	2,127	1,458
Unearned revenue	446	523
Current portion of long-term debt	253	97
Total current liabilities	23,642	21,585
Long-term debt	16,536	16,682
Deferred tax liability	1,438	1,534
Other long-term liabilities	3,795	2,956
Total liabilities	45,411	42,757
Commitments and contingencies
Redeemable noncontrolling interests	83	77
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 599,988 issued and 583,002 outstanding at June 30, 2021, and 598,249 issued and 581,479 outstanding at December 31, 2020	1	1
Additional paid-in capital	19,545	19,459
Accumulated other comprehensive earnings	239	337
Retained earnings	6,956	6,792
Treasury stock, at cost (16,986 and 16,770 shares, respectively)	(830)	(816)
Total Centene stockholders’ equity	25,911	25,773
Nonredeemable noncontrolling interest	134	112
Total stockholders’ equity	26,045	25,885
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$71,539	$68,719
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Premium	$27,627	$24,745	$54,560	$47,959
Service	1,235	979	2,416	1,937
Premium and service revenues	28,862	25,724	56,976	49,896
Premium tax and health insurer fee	2,163	1,988	4,032	3,841
Total revenues	31,025	27,712	61,008	53,737
Expenses:
Medical costs	24,389	20,307	47,780	40,727
Cost of services	1,107	833	2,155	1,658
Selling, general and administrative expenses	2,273	2,255	4,640	4,639
Amortization of acquired intangible assets	188	197	383	363
Premium tax expense	2,236	1,723	4,164	3,348
Health insurer fee expense	—	379	—	724
Impairment	—	—	—	72
Legal settlement	1,250	—	1,250	—
Total operating expenses	31,443	25,694	60,372	51,531
Earnings (loss) from operations	(418)	2,018	636	2,206
Other income (expense):
Investment and other income	39	113	142	280
Debt extinguishment costs	—	—	(46)	(44)
Interest expense	(163)	(187)	(333)	(367)
Earnings (loss) before income tax expense	(542)	1,944	399	2,075
Income tax (benefit) expense	(7)	742	237	827
Net earnings (loss)	(535)	1,202	162	1,248
Loss attributable to noncontrolling interests	—	4	2	4
Net earnings (loss) attributable to Centene Corporation	$(535)	$1,206	$164	$1,252

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.92)	$2.08	$0.28	$2.23
Diluted earnings (loss) per common share	$(0.92)	$2.05	$0.28	$2.20

Weighted average number of common shares outstanding:
Basic	582,804	579,189	582,331	561,623
Diluted	582,804	587,498	589,799	569,559

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$(535)	$1,202	$162	$1,248
Reclassification adjustment, net of tax	(15)	1	(17)	1
Change in unrealized gain (loss) on investments, net of tax	76	248	(78)	114
Defined benefit pension plan net gain, net of tax	—	—	—	2
Foreign currency translation adjustments	2	1	(3)	(6)
Other comprehensive earnings (loss)	63	250	(98)	111
Comprehensive earnings (loss)	(472)	1,452	64	1,359
Comprehensive loss attributable to noncontrolling interests	—	4	2	4
Comprehensive earnings (loss) attributable to Centene Corporation	$(472)	$1,456	$66	$1,363

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Six Months Ended June 30, 2021

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	699	—	—	(5)	694
Other comprehensive loss, net of $(49) tax	—	—	—	(161)	—	—	—	—	(161)
Common stock issued for employee benefit plans	1,675	—	9	—	—	—	—	—	9
Common stock repurchases	(316)	—	(19)	—	—	156	(10)	—	(29)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Contribution from noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance, March 31, 2021	599,608	$1	$19,500	$176	$7,491	16,926	$(826)	$116	$26,458
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(535)	—	—	(3)	(538)
Other comprehensive earnings, net of $19 tax	—	—	—	63	—	—	—	—	63
Common stock issued for employee benefit plans	390	—	9	—	—	—	—	—	9
Common stock repurchases	(10)	—	—	—	—	60	(4)	—	(4)
Stock compensation expense	—	—	36	—	—	—	—	—	36
Contribution from noncontrolling interest	—	—	—	—	—	—	—	21	21
Balance, June 30, 2021	599,988	$1	$19,545	$239	$6,956	16,986	$(830)	$134	$26,045

Three and Six Months Ended June 30, 2020

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	46	—	—	(3)	43
Other comprehensive loss, net of $(40) tax	—	—	—	(139)	—	—	—	—	(139)
Common stock issued for acquisitions	171,225	—	11,526	—	—	—	—	—	11,526
Common stock issued for employee benefit plans	2,448	—	5	—	—	—	—	—	5
Common stock repurchases	(291)	—	(17)	—	—	9,308	(541)	—	(558)
Stock compensation expense	—	—	117	—	—	—	—	—	117
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—	1
Balance, March 31, 2020	594,890	$—	$19,279	$(5)	$5,030	15,768	$(755)	$107	$23,656
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,206	—	—	(6)	1,200
Other comprehensive earnings, net of $76 tax	—	—	—	250	—	—	—	—	250
Common stock issued for employee benefit plans	269	—	7	—	—	—	—	—	7
Common stock repurchases	1	—	—	—	—	47	(3)	—	(3)
Stock compensation expense	—	—	47	—	—	—	—	—	47
Contribution from noncontrolling interest	—	—	—	—	—	—	—	15	15
Balance, June 30, 2020	595,160	$—	$19,333	$245	$6,236	15,815	$(758)	$116	$25,172

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$162	$1,248
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	717	618
Stock compensation expense	87	164
Impairment	—	72
Loss on debt extinguishment	46	44
Deferred income taxes	(76)	17
Gain on divestiture	62	(104)
Other adjustments, net	14	2
Changes in assets and liabilities
Premium and trade receivables	(1,514)	(1,159)
Other assets	(458)	202
Medical claims liabilities	325	146
Unearned revenue	(83)	(127)
Accounts payable and accrued expenses	1,285	1,309
Other long-term liabilities	1,161	1,028
Other operating activities, net	—	14
Net cash provided by operating activities	1,728	3,474
Cash flows from investing activities:
Capital expenditures	(437)	(412)
Purchases of investments	(3,590)	(1,849)
Sales and maturities of investments	2,809	1,768
Acquisitions, net of cash acquired	(140)	(3,000)
Divestiture proceeds, net of divested cash	(62)	466
Other investing activities, net	—	(5)
Net cash used in investing activities	(1,420)	(3,032)
Cash flows from financing activities:
Proceeds from long-term debt	2,398	2,630
Payments of long-term debt	(2,353)	(1,598)
Common stock repurchases	(33)	(561)
Payments for debt extinguishment	(54)	(21)
Debt issuance costs	(28)	(93)
Other financing activities, net	24	22
Net cash provided by (used in) financing activities	(46)	379
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	3
Net increase in cash, cash equivalents and restricted cash and cash equivalents	238	824
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	10,957	12,131
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$11,195	$12,955
Supplemental disclosures of cash flow information:
Interest paid	$355	$360
Income taxes paid	$406	$75
Equity issued in connection with acquisitions	$—	$11,526

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2021	2020
Cash and cash equivalents	$11,018	$12,798
Restricted cash and cash equivalents, included in restricted deposits	177	157
Total cash, cash equivalents, and restricted cash and cash equivalents	$11,195	$12,955
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

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$604	$2	$(1)	$605	$907	$4	$—	$911
Corporate securities	7,242	203	(28)	7,417	6,560	262	(8)	6,814
Restricted certificates of deposit	4	—	—	4	105	—	—	105
Restricted cash equivalents	177	—	—	177	157	—	—	157
Short-term time deposits	82	—	—	82	53	—	—	53
Municipal securities	3,348	112	(5)	3,455	2,970	129	(2)	3,097
Asset-backed securities	1,175	10	(1)	1,184	1,154	13	(3)	1,164
Residential mortgage-backed securities	985	16	(5)	996	1,068	27	—	1,095
Commercial mortgage-backed securities	809	22	(5)	826	748	30	(5)	773
Equity securities (1)	317	—	—	317	318	—	—	318
Private equity investments	906	—	—	906	838	—	—	838
Life insurance contracts	181	—	—	181	168	—	—	168
Total	$15,830	$365	$(45)	$16,150	$15,046	$465	$(18)	$15,493

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.
The Company’s investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2021, 97% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2021, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $92 million and $86 million at June 30, 2021 and December 31, 2020, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company’s residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company’s commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 4 years at June 30, 2021.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2021				December 31, 2020
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$398	$—	$—	$—	$205	$—	$—
Corporate securities	(26)	2,245	(2)	77	(7)	953	(1)	24
Municipal securities	(4)	576	(1)	26	(2)	238	—	—
Asset-backed securities	(1)	272	—	40	(2)	302	(1)	105
Residential mortgage-backed securities	(5)	446	—	2	—	59	—	2
Commercial mortgage-backed securities	(3)	228	(2)	40	(5)	147	—	13
Total	$(40)	$4,165	$(5)	$185	$(16)	$1,904	$(2)	$144

As of June 30, 2021, the gross unrealized losses were generated from 1,512 positions out of a total of 6,515 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	June 30, 2021				December 31, 2020
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,388	$1,396	$364	$365	$1,407	$1,414	$817	$818
One year through five years	5,243	5,398	478	478	4,748	4,937	221	223
Five years through ten years	3,648	3,760	259	261	3,460	3,639	18	19
Greater than ten years	69	74	8	8	81	87	—	—
Asset-backed securities	2,969	3,006	—	—	2,970	3,032	—	—
Total	$13,317	$13,634	$1,109	$1,112	$12,666	$13,109	$1,056	$1,060

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

The following table summarizes fair value measurements by level at June 30, 2021, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$11,018	$—	$—	$11,018
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$136	$—	$—	$136
Corporate securities	—	7,387	—	7,387
Municipal securities	—	3,023	—	3,023
Short-term time deposits	—	82	—	82
Asset-backed securities	—	1,184	—	1,184
Residential mortgage-backed securities	—	996	—	996
Commercial mortgage-backed securities	—	826	—	826
Equity securities	315	2	—	317
Total investments	$451	$13,500	$—	$13,951
Restricted deposits:
Cash and cash equivalents	$177	$—	$—	$177
Certificates of deposit	—	4	—	4
Corporate securities	—	30	—	30
Municipal securities	—	432	—	432
U.S. Treasury securities and obligations of U.S. government corporations and agencies	469	—	—	469
Total restricted deposits	$646	$466	$—	$1,112
Total assets at fair value	$12,115	$13,966	$—	$26,081

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s private equity investments and life insurance contracts, which approximates fair value, was $1,087 million and $1,006 million as of June 30, 2021 and December 31, 2020, respectively.

4. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Six Months Ended June 30,
	2021	2020
Balance, January 1	$12,438	$7,473
Less: Reinsurance recoverable	23	20
Balance, January 1, net	12,415	7,453
Acquisitions and divestitures	—	3,746
Incurred related to:
Current year	49,147	41,149
Prior years	(1,367)	(422)
Total incurred	47,780	40,727
Paid related to:
Current year	38,618	34,783
Prior years	8,837	5,742
Total paid	47,455	40,525
Balance at June 30, net	12,740	11,401
Plus: Reinsurance recoverable	23	17
Balance, June 30	$12,763	$11,418

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $350 million and $46 million as a reduction to premium revenue in the six months ended June 30, 2021 and 2020, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2021 was $8,636 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

5. Affordable Care Act
The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.
In June 2021, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2020 benefit year. As a result of the announcement, the Company increased its risk adjustment net payables by $83 million from December 31, 2020. After consideration of minimum MLR and other related impacts, the net pre-tax expense recognized was approximately $80 million for the six months ended June 30, 2021.
The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	June 30, 2021	December 31, 2020
Risk adjustment receivable	$457	$340
Risk adjustment payable	(1,529)	(1,224)
Minimum medical loss ratio	(189)	(238)
Cost sharing reduction receivable	108	101
Cost sharing reduction payable	(1)	(1)

6. Debt

Debt consists of the following ($ in millions):

	June 30, 2021	December 31, 2020
$2,200 million 4.75% Senior Notes due January 15, 2025	$—	$2,230
$1,800 million 5.375% Senior Notes due June 1, 2026	1,800	1,800
$750 million 5.375% Senior Notes due August 15, 2026	790	794
$2,500 million 4.25% Senior Notes due December 15, 2027	2,483	2,482
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	—
Total senior notes	14,973	15,006
Term loan facility	1,450	1,450
Revolving credit agreement	154	97
Mortgage notes payable	—	50
Construction loan payable	187	180
Finance leases and other	180	153
Debt issuance costs	(155)	(157)
Total debt	16,789	16,779
Less current portion	(253)	(97)
Long-term debt	$16,536	$16,682

Senior Notes

In July 2021, the Company issued $1,800 million 2.45% Senior Notes due 2028 (the 2028 Notes). The Company intends to use the net proceeds from the offering of the 2028 Notes to finance a portion of the cash consideration payable in connection with its previously announced acquisition of Magellan Health Inc. and to pay related fees and expenses. If the Magellan Acquisition is not completed, the Company expects to use the net proceeds of the offering for debt repayment and general corporate purposes.

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

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. Until final completion of the construction project, which occurred in July 2021, the loan bore interest based on one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction was completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company guaranteed completion of the construction project associated with the loan. In April 2021, the Company finalized the one year extension of the construction loan maturing in April 2022. As of June 30, 2021, the Company had $187 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

Mortgage Notes Payable

The Company paid its non-recourse mortgage note of $50 million in January 2021. The mortgage note was collateralized by its corporate headquarters building and bore a 5.14% interest rate.

7. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $68 million and $72 million for the three months ended June 30, 2021 and 2020, respectively, and $134 million and $134 million for the six months ended June 30, 2021 and 2020, respectively.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	June 30, 2021	December 31, 2020
Assets
ROU assets (recorded within other long-term assets)	$1,297	$1,311

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$200	$204
Long-term (recorded within other long-term liabilities)	1,324	1,334
Total lease liabilities	$1,524	$1,538

During the three and six months ended June 30, 2021, the Company reduced its lease liabilities by $71 million and $138 million, respectively, for cash paid. In addition, during the three and six months ended June 30, 2021, new operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $12 million and $108 million, respectively. As of June 30, 2021, the Company had additional operating leases that have not yet commenced of $57 million. These operating leases will commence in 2021 and 2022 with lease terms ranging from five to nine years.

As of June 30, 2021, the weighted average remaining lease term of the Company’s operating leases was 9.4 years. The lease liabilities as of June 30, 2021 reflect a weighted average discount rate of 3.3%. Lease payments over the next five years and thereafter are as follows ($ in millions):

June 30, 2021
2021	$118
2022	245
2023	219
2024	199
2025	162
2026	137
Thereafter	696
Total lease payments	1,776
Less: imputed interest	(252)
Total lease liabilities	$1,524

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Earnings (loss) attributable to Centene Corporation	$(535)	$1,206	$164	$1,252

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	582,804	579,189	582,331	561,623
Common stock equivalents (as determined by applying the treasury stock method)	—	8,309	7,468	7,936
Weighted average number of common shares and potential dilutive common shares outstanding	582,804	587,498	589,799	569,559

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.92)	$2.08	$0.28	$2.23
Diluted earnings (loss) per common share	$(0.92)	$2.05	$0.28	$2.20

The calculation of diluted loss per common share for the three months ended June 30, 2021 excludes 8 million shares related to stock options, restricted stock and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter. The three months ended June 30, 2020 excludes the impact of 32 thousand shares related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the six months ended June 30, 2021 and 2020 excludes the impact of 32 thousand and 72 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision-maker to evaluate all results of operations. Segment information for the three and six months ended June 30, 2020 has been conformed to the 2021 presentation of segment eliminations.

Segment information for the three months ended June 30, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$29,588	$1,437	$—	$31,025
Total revenues from internal customers	2	3,122	(3,124)	—
Total revenues	$29,590	$4,559	$(3,124)	$31,025
Earnings from operations	$(415)	$(3)	$—	$(418)

Segment information for the three months ended June 30, 2020, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$26,623	$1,089	$—	$27,712
Total revenues from internal customers	1	2,714	(2,715)	—
Total revenues	$26,624	$3,803	$(2,715)	$27,712
Earnings from operations	$1,909	$109	$—	$2,018

Segment information for the six months ended June 30, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$58,190	$2,818	$—	$61,008
Total revenues from internal customers	3	6,008	(6,011)	—
Total revenues	$58,193	$8,826	$(6,011)	$61,008
Earnings from operations	$541	$95	$—	$636

Segment information for the six months ended June 30, 2020, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$51,559	$2,178	$—	$53,737
Total revenues from internal customers	2	5,251	(5,253)	—
Total revenues	$51,561	$7,429	$(5,253)	$53,737
Earnings from operations	$2,126	$80	$—	$2,206

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as described below with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company’s pharmacy benefits manager subsidiary. It is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

California

On October 20, 2015, the Company’s California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an “insurer” for purposes of taxation despite acknowledging it is not an “insurer” under regulatory law. Under California law, “insurers” must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, Related Actions). In March 2018, the Court overruled the Company’s demurrer seeking to dismiss the complaint and denied the Company’s motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California’s motion for summary judgment was heard by the Court in March 2020. In March 2020, the Court granted Health Net California’s motion for summary judgment. In September 2020, the plaintiff appealed the Court’s decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

Beginning in April 2021, several lawsuits have been filed against the Company and its subsidiaries, alleging that the defendants failed to prevent Health Net members' personal and health data from being exposed in connection with a data breach involving Accellion's File Transfer Appliance. The Company denies any wrongdoing and intends to vigorously defend against the claims in these lawsuits. In addition, claims related to these lawsuits are anticipated to be covered in part by the Company’s insurance carrier. As a result, while these matters are subject to many uncertainties, the Company does not believe that an adverse outcome in these matters is likely to have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

Ohio, Mississippi and Other States

On March 11, 2021, the State of Ohio filed a civil action against the Company and the Company’s subsidiaries, Buckeye Health Plan Community Solutions, Inc. and Envolve, in Franklin County Court of Common Pleas, captioned as Ohio Department of

Medicaid, et al. v. Centene Corporation, et al. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefits management (PBM) services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs sought an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan.

In June 2021, the Company reached no-fault agreements with the Attorney General of Ohio and with the Attorney General and State Auditor of Mississippi to resolve claims and/or allegations made by the states related to services provided by Envolve. The Company will pay $88 million to Ohio and $55 million to Mississippi. As a result of the settlement, the Ohio Attorney General’s litigation against the Company was dismissed. Additionally, the Company is in discussions with a plaintiff’s group in an effort to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company has recorded a reserve estimate of $1,100 million related to this issue, exclusive of the above settlements. Additional claims, reviews or investigations relating to the Company’s PBM business may be brought by other states, the federal government or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company’s financial position, results of operations and cash flows.

11. Subsequent Events

In July 2021, Centene acquired the remaining 60% interest in its equity method investment in Circle Health, the U.K.’s largest independent operator of hospitals, for approximately $700 million with cash on hand. The Company is currently evaluating the impact of the step acquisition on the Company’s consolidated financial position, results of operations and cash flows.

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

Magellan Acquisition

In January 2021, we announced that we entered into a definitive merger agreement to acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. We expect the transaction to broaden and deepen our whole health capabilities and establish a leading behavioral health platform. The transaction is subject to the receipt of required state regulatory approvals and other customary closing conditions. The transaction is not contingent upon financing. We intend to fund the acquisition primarily through our recently completed debt financing and cash on hand. The transaction is expected to close in the second half of 2021.

COVID-19 Trends and Uncertainties

The COVID-19 outbreak has created unique and unprecedented challenges. In 2020, we saw significant decreases in traditional utilization as stay-at-home orders were put in place, partially offset by COVID-19 treatment costs. As stay-at-home orders were lifted and vaccinations have become available in 2021, utilization has returned in varying degrees. As a result, one of the primary drivers of the year-over-year variances discussed throughout this section is related to COVID-19. In 2021, we launched several initiatives which encourage our health plan members, as well as all Americans, to receive the COVID-19 vaccine.

The impact on our business in both the short-term and long-term is uncertain and difficult to predict. The outlook for 2021 depends on future developments, including but not limited to: the length and severity of the outbreak (including new variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, the timing of vaccinations and achievement of herd immunity, and the timing and rate at which members return to accessing healthcare. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From March 31, 2020 through June 30, 2021, our Medicaid membership has increased by 2.1 million members. In addition, the pandemic has and continues to have the potential to impact the administration of state and federal healthcare programs, premium rates and risk sharing mechanisms. We continue to have active dialogues with our state partners.

Medical utilization continues to lack consistency and will be influenced by the intensity of additional waves of the pandemic. We will be watching external trends closely as COVID-19 costs could increase based upon macro trends. New variants and additional waves of the pandemic could create new dynamics and uncertainties around our expectations. In addition, the pandemic has had widespread economic impact, including driving interest rate decreases and lowering our investment income.

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

Second Quarter 2021 Highlights

Our financial performance for the second quarter of 2021 is summarized as follows:
•Managed care membership of 25.4 million, an increase of 0.8 million members, or 3% year-over-year.
•Total revenues of $31.0 billion, representing 12% growth year-over-year.
•HBR of 88.3%, compared to 82.1% for the second quarter of 2020.
•SG&A expense ratio of 7.9%, compared to 8.8% for the second quarter of 2020.
•Adjusted SG&A expense ratio of 7.7%, compared to 8.5% for the second quarter of 2020.
•Operating cash flows of $1.7 billion for the second quarter of 2021.
•Diluted loss per share of $(0.92), compared to diluted earnings per share (EPS) of $2.05 for the second quarter of 2020. During the second quarter of 2021, Centene recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the Ohio and Mississippi settlements), or $1.78 per diluted share, as discussed above.
•Adjusted Diluted EPS of $1.25, compared to $2.40 for the second quarter of 2020.

A reconciliation from GAAP diluted earnings (loss) per share to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading “Non-GAAP Financial Presentation”:

	Three Months Ended June 30,
	2021	2020
GAAP diluted earnings (loss) per share, attributable to Centene	$(0.92)	$2.05
Amortization of acquired intangible assets	0.25	0.25
Acquisition related expenses	0.05	0.10
Other adjustments (1)	1.87	—
Adjusted Diluted EPS	$1.25	$2.40
(1) Other adjustments include the following items for the three months ended June 30, 2021: (a) legal settlement expense of $1.25 billion, or $1.78 per diluted share, net of an income tax benefit of $0.34, (b) severance costs due to a restructuring of $2 million, or $0.00 per diluted share, net of an income tax benefit of $0.00, (c) a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan of $62 million, or $0.08 per diluted share, net of an income tax benefit of $0.02, and (d) the $0.01 impact of including an additional 8 million shares in the calculation of adjusted diluted EPS which were excluded from the calculation of the GAAP net loss per share due to their anti-dilutive effect.

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

•Health Insurance Marketplace. In January 2021, we expanded our offerings in the Health Insurance Marketplace. We expanded our Marketplace product, branded Ambetter, in nearly 400 new counties across 13 existing states. In addition, Ambetter-branded Marketplace products are now offered in two new states, New Mexico and Michigan. Centers for Medicare and Medicaid Services (CMS) extended the Health Insurance Marketplace special enrollment period until August 15, 2021, which resulted in membership growth.

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

•In addition, revenue growth was significantly driven by Medicaid membership increases resulting from the ongoing suspension of eligibility redeterminations as well as Medicare membership growth.

The growth items listed above were partially offset by the following items:

•Effective January 2021, we no longer serve non-risk members under our management services program in Maryland.

•Effective October 2020, we no longer serve members under the correctional contract in Mississippi.

•In October 2020, CMS published updated Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year, compared to 46% for the 2021 bonus year and 86% for the 2020 bonus year.

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

•In July 2021, we commenced operations under a new statewide contract in North Carolina providing Medicaid managed care services and began operating under a new contract to provide Medicaid managed care services in three regions in North Carolina through our North Carolina joint venture, Carolina Complete Health.

•In July 2021, we began operating under two new statewide contracts in Hawaii to continue administering covered services to eligible Medicaid and Children's Health Insurance Program (CHIP) members for medically necessary medical, behavioral health, and long-term services and support and to continue administering services through the Community Care Services program in partnership with the Hawaii Department of Human Services' Med-QUEST Division.

•In July 2021, we acquired the remaining interest in our equity method investment in Circle Health, the U.K.’s largest independent operator of hospitals.

•In May 2021, Centurion was awarded a contract with the Indiana Department of Corrections. The contract began in July 2021.

•In May 2021, Centurion was awarded a contract with the Missouri Department of Corrections. The contract is expected to start in October 2021.

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

The future growth items listed above may be partially offset by the following items:

•We expect Medicaid eligibility redeterminations to begin in 2022, potentially resulting in a decrease in membership.

•The anticipated and previously disclosed carve out of California pharmacy services in connection with the state’s transition of pharmacy services from managed care to fee for service.

•Medicaid state rate actions and risk corridor mechanisms as a result of the COVID-19 pandemic.

MEMBERSHIP

From June 30, 2020 to June 30, 2021, we increased our managed care membership by 0.8 million, or 3%. The following table sets forth our membership by line of business:

	June 30, 2021	December 31, 2020	June 30, 2020
Traditional Medicaid (1)	12,492,600	12,055,400	11,124,800
High Acuity Medicaid (2)	1,531,000	1,554,700	1,498,900
Total Medicaid	14,023,600	13,610,100	12,623,700
Medicare PDP	4,064,500	4,469,400	4,443,100
Commercial	2,520,400	2,633,600	2,763,300
Medicare (3)	1,182,900	955,400	936,500
International	600,600	597,700	600,400
Correctional	145,300	147,200	166,000
Total at-risk membership	22,537,300	22,413,400	21,533,000
TRICARE eligibles	2,881,400	2,877,900	2,864,700
Non-risk membership	4,300	231,600	223,300
Total	25,423,000	25,522,900	24,621,000

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health.
(2) Membership includes ABD, IDD, LTSS and MMP Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.

The following table sets forth additional membership statistics, which are included in the table above:

	June 30, 2021	December 31, 2020	June 30, 2020
Dual-eligible (4)	1,131,900	1,066,800	969,700
Health Insurance Marketplace	2,040,900	2,131,600	2,245,600
Medicaid Expansion	2,322,800	2,181,400	1,931,600

(4) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2021 and 2020, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2021 and 2020 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Premium	$27,627	$24,745	12%	$54,560	$47,959	14%
Service	1,235	979	26%	2,416	1,937	25%
Premium and service revenues	28,862	25,724	12%	56,976	49,896	14%
Premium tax and health insurer fee	2,163	1,988	9%	4,032	3,841	5%
Total revenues	31,025	27,712	12%	61,008	53,737	14%
Medical costs	24,389	20,307	20%	47,780	40,727	17%
Cost of services	1,107	833	33%	2,155	1,658	30%
Selling, general and administrative expenses	2,273	2,255	1%	4,640	4,639	—%
Amortization of acquired intangible assets	188	197	(5)%	383	363	6%
Premium tax expense	2,236	1,723	30%	4,164	3,348	24%
Health insurer fee expense	—	379	n.m.	—	724	n.m.
Impairment	—	—	n.m.	—	72	n.m.
Legal settlement	1,250	—	n.m.	1,250	—	n.m.
Earnings (loss) from operations	(418)	2,018	(121)%	636	2,206	(71)%
Investment and other income	39	113	(65)%	142	280	(49)%
Debt extinguishment costs	—	—	n.m.	(46)	(44)	(5)%
Interest expense	(163)	(187)	(13)%	(333)	(367)	(9)%
Earnings (loss) before income tax expense	(542)	1,944	(128)%	399	2,075	(81)%
Income tax (benefit) expense	(7)	742	(101)%	237	827	(71)%
Net earnings (loss)	(535)	1,202	(145)%	162	1,248	(87)%
Loss attributable to noncontrolling interests	—	4	(100)%	2	4	(50)%
Net earnings (loss) attributable to Centene Corporation	$(535)	$1,206	(144)%	$164	$1,252	(87)%
Diluted earnings (loss) per common share attributable to Centene Corporation	$(0.92)	$2.05	(145)%	$0.28	$2.20	(87)%
n.m.: not meaningful

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total Revenues

The following table sets forth supplemental revenue information for the three months ended June 30, ($ in millions):

	2021	2020	% Change
Medicaid	$20,797	$18,568	12%
Commercial	4,110	4,136	(1)%
Medicare (1)	3,953	3,099	28%
Medicare PDP	511	674	(24)%
Other	1,654	1,235	34%
Total Revenues	$31,025	$27,712	12%

(1) Medicare includes Medicare Advantage and Medicare Supplement.

Total revenues increased 12% in the three months ended June 30, 2021 over the corresponding period in 2020, due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business and our recent acquisition of PANTHERx, partially offset by the repeal of the health insurer fee.

Operating Expenses

Medical Costs

The HBR for the three months ended June 30, 2021, was 88.3%, compared to 82.1% in the same period in 2020. The increase was attributable to overall lower utilization in the second quarter of 2020 due to the COVID-19 pandemic, higher utilization in the Marketplace business in the second quarter of 2021, and an unfavorable 2020 risk adjustment in 2021. Marketplace utilization in the second quarter of 2021 included pent-up demand resulting from previously deferred services during the pandemic.

Cost of Services

Cost of services increased by $274 million in the three months ended June 30, 2021, compared to the corresponding period in 2020, primarily attributable to newly acquired businesses, including PANTHERx, which was partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. The cost of service ratio for the three months ended June 30, 2021, was 89.6%, compared to 85.1% in the same period in 2020. The increase in the cost of service ratio was driven by newly acquired businesses, including PANTHERx.

Selling, General & Administrative Expenses

The SG&A expense ratio was 7.9% for the second quarter of 2021, compared to 8.8% in the second quarter of 2020. The adjusted SG&A expense ratio was 7.7% for the second quarter of 2021, compared to 8.5% in the second quarter of 2020. The decreases were due to lower short-term variable compensation costs and the leveraging of expenses over higher revenues as a result of increased Medicaid membership and recent acquisitions. These were partially offset by increased sales and marketing costs as a result of the Marketplace special enrollment period and membership growth in the Medicare business. The SG&A expense ratio also benefited from lower acquisition related costs.

Health Insurer Fee Expense

As a result of the repeal of the HIF, we did not have HIF expense for the three months ended June 30, 2021, compared to $379 million in the corresponding period in 2020.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the Ohio and Mississippi settlements) related to services provided by Envolve Pharmacy Solutions, Inc. (Envolve), our pharmacy benefits manager subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2021	2020
Investment and other income	$39	$113
Interest expense	(163)	(187)
Other income (expense), net	$(124)	$(74)

Investment and other income. Investment and other income decreased by $74 million in the three months ended June 30, 2021 compared to the corresponding period in 2020, driven by a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan of $62 million.

Interest expense. Interest expense decreased by $24 million in the three months ended June 30, 2021 compared to the corresponding period in 2020. The decrease was driven by our strategic senior note refinancing actions.

Income Tax Expense

For the three months ended June 30, 2021, we recorded an income tax benefit of $7 million on a pre-tax loss of $542 million, or an effective tax rate of 1.3%. The effective tax rate for the second quarter of 2021 reflects the pre-tax loss, the partial non-deductibility of the legal settlement reserve and the repeal of the health insurer fee beginning in 2021. For the second quarter of 2021, our effective tax rate on adjusted earnings was 26.3%. For the three months ended June 30, 2020, we recorded income tax expense of $742 million on pre-tax earnings of $1.9 billion, or an effective tax rate of 38.2%, which reflects the reinstatement of the health insurer fee in 2020.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2021	2020	% Change
Total Revenues
Managed Care	$29,590	$26,624	11%
Specialty Services	4,559	3,803	20%
Eliminations	(3,124)	(2,715)	(15)%
Consolidated Total	$31,025	$27,712	12%
Earnings from Operations
Managed Care	$(415)	$1,909	(122)%
Specialty Services	(3)	109	(103)%
Consolidated Total	$(418)	$2,018	(121)%

Managed Care

Total revenues increased 11% in the three months ended June 30, 2021, compared to the corresponding period in 2020, due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations and membership growth in the Medicare business, partially offset by the repeal of the health insurer fee. Earnings from operations decreased $2.3 billion between years, primarily due to a legal settlement reserve estimate of $1.25 billion related to services provided by Envolve, overall lower utilization in the second quarter of 2020 due to the COVID-19 pandemic, higher utilization in the Marketplace business in the second quarter of 2021, the repeal of the health insurer fee in 2021 and an unfavorable 2020 risk adjustment in 2021.

Specialty Services

Total revenues increased 20% in the three months ended June 30, 2021, compared to the corresponding period in 2020, resulting primarily from newly acquired businesses, including PANTHERx, partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. Earnings from operations decreased $112 million in the three months ended June 30, 2021, compared to the corresponding period in 2020. Earnings from operations in 2020 benefited from a significant decrease in dental and vision claims due to the COVID-19 pandemic.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total Revenues

The following table sets forth supplemental revenue information for the six months ended June 30, ($ in millions):

	2021	2020	% Change
Medicaid	$40,988	$35,969	14%
Commercial	8,008	8,255	(3)%
Medicare (1)	7,710	5,755	34%
Medicare PDP	1,093	1,274	(14)%
Other	3,209	2,484	29%
Total Revenues	$61,008	$53,737	14%

(1) Medicare includes Medicare Advantage and Medicare Supplement.

Total revenues increased 14% in the six months ended June 30, 2021 over the corresponding period in 2020 primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, a full six months of WellCare revenues, and our recent acquisition of PANTHERx, partially offset by the repeal of the health insurer fee. During the six months ended June 30, 2021, we received premium rate adjustments which yielded a net 2% composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the six months ended June 30, 2021 was 87.6%, compared to 84.9% in the same period in 2020. The increase was attributable to overall lower utilization in the second quarter of 2020 due to the COVID-19 pandemic, higher utilization in the Marketplace business in 2021, and increased state premium rate adjustments and risk sharing mechanisms. Marketplace utilization in 2021 included pent-up demand resulting from previously deferred services during the pandemic.

Cost of Services

Cost of services increased by $497 million in the six months ended June 30, 2021, compared to the corresponding period in 2020, primarily attributable to newly acquired businesses, including PANTHERx, which was partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. The cost of service ratio for the six months ended June 30, 2021, was 89.2%, compared to 85.6% in the same period in 2020. The increase in the cost of service ratio was driven by newly acquired businesses, including PANTHERx.

Selling, General & Administrative Expenses

The SG&A expense ratio for the six months ended June 30, 2021 was 8.1%, compared to 9.3% for the corresponding period in 2020. The adjusted SG&A expense ratio for the six months ended June 30, 2021 was 7.9%, compared to 8.6% for the six months ended June 30, 2020. The decreases were due to the leveraging of expenses over higher revenues as a result of increased Medicaid membership and recent acquisitions and lower short-term variable compensation costs. These were partially offset by increased sales and marketing costs as a result of the Marketplace special enrollment period and membership growth in the Medicare business. The SG&A expense ratio also benefited from lower acquisition related costs.

Health Insurer Fee Expense

As a result of the repeal of the HIF, we did not have HIF expense for the six months ended June 30, 2021, compared to $724 million in the corresponding period in 2020.

Impairment

During the first quarter of 2020, we recorded $72 million of a non-cash impairment of our third-party care management software business.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the Ohio and Mississippi settlements) related to services provided by Envolve, our pharmacy benefits manager subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2021	2020
Investment and other income	$142	$280
Debt extinguishment costs	(46)	(44)
Interest expense	(333)	(367)
Other income (expense), net	$(237)	$(131)

Investment and other income. Investment and other income decreased by $138 million in the six months ended June 30, 2021 compared to the corresponding period in 2020. The decrease was driven by a $62 million reduction to the gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan recorded in the six months ended June 30, 2021, compared to the previously reported $104 million gain recorded in the six months ended June 30, 2020. The decrease was also due to lower interest rates.

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

Interest expense. Interest expense decreased by $34 million in the six months ended June 30, 2021, compared to the corresponding period in 2020, driven by our strategic senior note refinancing actions.

Income Tax Expense

For the six months ended June 30, 2021, we recorded income tax expense of $237 million on pre-tax earnings of $399 million, or an effective tax rate of 59.4%. The effective tax rate for the six months ended June 30, 2021 reflects the partial non-deductibility of the legal settlement reserve and the repeal of the health insurer fee beginning in 2021. For the six months ended June 30, 2021, our effective tax rate on adjusted earnings was 25.8%. For the six months ended June 30, 2020, we recorded income tax expense of $827 million on pre-tax earnings of $2.1 billion, or an effective tax rate of 39.9%, which reflects the reinstatement of the health insurer fee in 2020, the non-deductibility of certain acquisition related expenses, and the tax impact associated with the Illinois divestiture.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2021	2020	% Change
Total Revenues
Managed Care	$58,193	$51,561	13%
Specialty Services	8,826	7,429	19%
Eliminations	(6,011)	(5,253)	(14)%
Consolidated Total	$61,008	$53,737	14%
Earnings from Operations
Managed Care	$541	$2,126	(75)%
Specialty Services	95	80	19%
Consolidated Total	$636	$2,206	(71)%

Managed Care

Total revenues increased 13% in the six months ended June 30, 2021, compared to the corresponding period in 2020, primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, and a full six months of WellCare revenues, partially offset by the repeal of the health insurer fee. Earnings from operations decreased $1.6 billion between years primarily due to a legal settlement reserve estimate of $1.25 billion related to services provided by Envolve, overall lower utilization in the second quarter of 2020 due to the COVID-19 pandemic, higher utilization in the Marketplace business in 2021, repeal of the health insurer fee in 2021 and an unfavorable 2020 risk adjustment in 2021.These decreases were partially offset by lower acquisition related expenses and a full six months of WellCare results.

Specialty Services

Total revenues increased 19% in the six months ended June 30, 2021, compared to the corresponding period in 2020, resulting primarily from newly acquired businesses, including PANTHERx, partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. Earnings from operations increased $15 million in the six months ended June 30, 2021, compared to the corresponding period in 2020. Earnings from operations in 2020 was negatively affected by the previously discussed $72 million impairment related to our third-party care management software business and benefited from a significant decrease in dental and vision claims due to the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,728	$3,474
Net cash used in investing activities	(1,420)	(3,032)
Net cash provided by (used in) financing activities	(46)	379
Effect of exchange rate changes on cash and cash equivalents	(24)	3
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$238	$824

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1.7 billion in the six months ended June 30, 2021 compared to providing cash of $3.5 billion in the comparable period in 2020. Cash flows provided by operations in 2021 was primarily driven by net earnings before the legal settlement reserve which is expected to be paid in future periods, an increase in state risk adjustments and risk sharing mechanism payables, partially offset by the timing of payments from our state customers.

Cash flows provided by operations in 2020 was due to net earnings, an increase in accounts payable and accrued liabilities, driven by a delay in tax payments related to the COVID-19 extensions to payment deadlines, the impact of the health insurer fee, an increase in net payables related to our PDP business, and an increase in other long-term liabilities, driven by the recognition of the risk adjustment payable for Health Insurance Marketplace in 2020. Cash flow provided by operations in 2020 was partially offset by an increase in premium and related receivables, driven by pharmacy rebate receivables.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $1.4 billion in the six months ended June 30, 2021, and $3.0 billion in the comparable period in 2020. Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

Cash flows used in investing activities in 2020 primarily consisted of our acquisition of WellCare, partially offset by divestiture proceeds. Cash flows used in investing activities in 2020 also consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

We spent $437 million and $412 million in the six months ended June 30, 2021 and 2020, respectively, on capital expenditures for system enhancements, computer hardware and software, and corporate headquarters expansions.

As of June 30, 2021, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.6 years. We had unregulated cash and investments of $2.1 billion at June 30, 2021, compared to $1.9 billion at December 31, 2020. Of the $2.1 billion, $1.1 billion represents cash and cash equivalents held by unregulated entities.

Cash Flows Provided by (Used in) Financing Activities

Financing activities used cash of $46 million in the six months ended June 30, 2021, compared to providing cash of $379 million in the comparable period in 2020. Financing activities in 2021 were driven by costs associated with our debt refinancing, offset by increased borrowings. 2020 net financing activities were due to increased borrowings, partially offset by common stock repurchases.

Liquidity Metrics

In February 2021, our Board of Directors approved an increase in our Company's existing share repurchase program. With the increase, we are authorized to repurchase up to $1.0 billion worth of shares of our common stock, inclusive of the previously approved stock repurchase program.

From time to time, we raise capital through the issuance of debt in the form of senior notes. As of June 30, 2021, we had an aggregate principal amount of $15.0 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2021, we were in compliance with all covenants. We also have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. Refer to Note 6. Debt for further information regarding the issuance and redemption of senior notes as well as detail related to our construction loan.

The credit agreement underlying our Company’s revolving credit facility and term loan facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 3.5 to 1.0. As of June 30, 2021, we had $154 million of borrowings outstanding under our revolving credit facility, $1.45 billion of borrowings under our term loan facility, and we were in compliance with all covenants. As of June 30, 2021, there were no limitations on the availability of our revolving credit facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $128 million as of June 30, 2021, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of June 30, 2021. In addition, we had outstanding surety bonds of $1.1 billion as of June 30, 2021.

At June 30, 2021, we had working capital, defined as current assets less current liabilities, of $1.8 billion, compared to $1.8 billion at December 31, 2020. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2021, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 39.2%, compared to 39.3% at December 31, 2020. Excluding $187 million of non-recourse debt, our debt to capital ratio was 38.9% as of June 30, 2021, compared to 39.0% at December 31, 2020. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2021 Expectations

During the remainder of 2021, we expect to receive net dividends from our insurance subsidiaries of approximately $785 million and spend approximately $520 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2021 and borrowings on our revolving credit facility and construction loan.

From time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

In July 2021, we issued $1.8 billion 2.45% Senior Notes due 2028 (the 2028 Notes). We intend to use the net proceeds from the offering of the 2028 Notes to finance a portion of the cash consideration payable in connection with the previously announced acquisition of Magellan Health Inc. and to pay related fees and expenses. The closing of the offering was not conditioned on the closing of the Magellan Acquisition. If the Magellan Acquisition is not completed, we expect to use the net proceeds of the offering for debt repayment and general corporate purposes.

In July 2021, we acquired the remaining interest in our equity method investment in Circle Health, the U.K.’s largest independent operator of hospitals, for approximately $700 million with cash on hand.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the six months ended June 30, 2021, we received $1.1 billion of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2020, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2021.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (Knox-Keene), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less certain unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts.

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements. Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2021, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2021, we had short-term investments of $1.6 billion and long-term investments of $14.6 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2021, the fair value of our fixed income investments would decrease by approximately $342 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread globally, including throughout the United States. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19 (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the costs of prevention and treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including federal, state and local laws, regulations and emergency orders, related to directives to remain at home, to physically distance or that force business closures as well as directives related to the timing and scope of vaccine distribution), among other factors. In addition, increased utilization patterns (including deferred demand) have had, and may continue to have, an impact as members’ pattern of seeking healthcare returns to normal. For example, risk adjustment could be adversely impacted by COVID-19 related impacts such as disrupted member utilization patterns, access to members for in-home assessments and regulatory changes such as the disallowance of Hydroxychloroquine adversely impacting our second quarter 2021 results. Additionally, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which could adversely impact our access to capital, and a decline in interest rates which could reduce our investment income. Finally, the impact of the above items on our state and federal partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

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

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our Medicaid revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our HBR, or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, out-of-network utilization and pricing, hospital and pharmaceutical costs, disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent diseases (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding implementation of the ACA, including ongoing legal challenges to the ACA.

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

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial condition and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required. For example, risk adjustment could be adversely impacted by COVID-19 related impacts such as disrupted member utilization patterns, access to members for in-home assessments and regulatory changes such as the disallowance of Hydroxychloroquine adversely impacting our second quarter 2021 results.

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

Due to among other things, the elimination of the individual mandate penalty in the Tax Cuts and Jobs Act (TCJA), we may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplaces, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, out-of-network costs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality Star ratings; harm to our reputation; or required changes to the way we do business. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefits management (PBM) services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of Ohio and Mississippi to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. We will pay $88 million to Ohio and $55 million to Mississippi. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we announced that we are in discussions with a plaintiff’s group in an effort to bring final resolution to these concerns in other affected states. Consistent with those discussions, we have recorded a reserve estimate of $1.1 billion related to this issue, exclusive of the above settlements. Notwithstanding such settlement and other ongoing discussions, additional claims, reviews or investigations relating to our PBM business may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the implementation of the ACA has faced, and continues to face, administrative, judicial and legislative challenges to repeal or change certain of its significant provisions. Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial position, results of operations or cash flows. Even if the ACA is not significantly amended or repealed under the current administration, a future administration or members of Congress could continue to propose changes impacting implementation of the ACA, which could materially and adversely affect our financial position or operations.

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

There have been significant efforts from the previous administration to repeal, or limit implementation of, certain provisions of the ACA through changes in regulations. Such initiatives included repeal of the individual mandate effective in 2019, as well as easing the regulatory restrictions placed on short-term health plans and association health plans (AHPs), which plans often provide fewer benefits than the traditional ACA insurance benefits.

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

It remains uncertain whether the current administration will propose changes to restrict these insurance plan options that are not required to meet ACA requirements and what the impact of such potential changes may be. There have also been efforts by the previous administration to address the ACA's non-deductible tax imposed on health insurers based on prior year net premiums written (the health insurer fee or HIF). The ACA imposed HIF was $8.0 billion in 2014, and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter. The HIF payable in 2017 was suspended by the Consolidated Appropriations Act for fiscal year 2016; however, a $14.3 billion payment occurred in 2018. Collection of the HIF for 2019 was also suspended, but resumed in 2020 with a $15.5 billion payment. Congress passed a spending bill in December 2019, which repealed the health insurance tax indefinitely, effective in 2021. If we are not reimbursed by the states for the cost of the HIF (including the associated tax impact), our results of operations, financial position and cash flows may be materially adversely affected.

The constitutionality and implementation of the ACA itself continue to face judicial challenge. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress set the individual mandate penalty to $0 and remanded the case to the district court for additional analysis on the question of severability. In March 2020, the U.S. Supreme Court agreed to hear the case to review whether the individual mandate is constitutional and, if the individual mandate is unconstitutional, the severability issue. The U.S. Supreme Court heard oral arguments in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect. The ultimate content, timing or effect of any potential future legislation or litigation and the outcome of other lawsuits cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

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

Our businesses providing pharmacy benefits management and specialty pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial position and cash flows.

We provide PBM and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws and regulations that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of Ohio and Mississippi to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. We will pay $88 million to Ohio and $55 million to Mississippi. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we announced that we are in discussions with a plaintiff’s group in an effort to bring final resolution to these concerns in other affected states. Consistent with those discussions, we have recorded a reserve estimate of $1.1 billion related to this issue, exclusive of the above settlements. Notwithstanding such settlement and other ongoing discussions, additional claims, reviews or investigations relating to our PBM business may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all.

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

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, protests and appeals related to Medicaid procurement awards, employment-related disputes, including wage and hour claims, submissions to state agencies related to payments or state false claims acts and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of Ohio and Mississippi to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. We will pay $88 million to Ohio and $55 million to Mississippi. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we announced that we are in discussions with a plaintiff’s group in an effort to bring final resolution to these concerns in other affected states. Consistent with those discussions, we have recorded a reserve estimate of $1.1 billion related to this issue, exclusive of the above settlements. Additional claims, reviews or investigations relating to our PBM business may be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In April 2021, the Ohio Department of Medicaid deferred its decision on Buckeye Community Health Plan’s bid in its Medicaid managed care contract awards pending further consideration of the lawsuit filed against us by the State of Ohio, and the Department may ultimately decide following its deferral to deny that bid. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

As of June 30, 2021, we had consolidated indebtedness of $16.8 billion. We intend to incur additional indebtedness to finance a portion of the consideration for the Magellan Acquisition, and we may further increase our indebtedness in the future.

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

As of June 30, 2021, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration (IBA), the administrator of LIBOR, has announced plans to cease the publication of certain U.S. dollar LIBOR rates on December 31, 2021 and other U.S. dollar LIBOR rates on June 30, 2023. The U.S. Federal Reserve also concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phasing out of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Although the parties have obtained U.S. federal antitrust clearance of the transaction and Magellan Health’s stockholders have approved the merger agreement, the completion of the Magellan Acquisition is subject to certain other required state regulatory approvals, which make the completion of the Magellan Acquisition and timing thereof uncertain. Also, either we or Magellan Health may terminate the merger agreement (Merger Agreement) if the Magellan Acquisition is not consummated by October 4, 2021 (subject to an automatic extension to January 4, 2022 in certain circumstances), except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform, in any material respect, any obligation under the Merger Agreement has been the proximate cause of the failure of the merger to be consummated on or before that date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Second Quarter 2021 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate $ value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions, shares in thousands)(2)
April 1, 2021 - April 30, 2021	39	$65.23	—	$1,000
May 1, 2021 - May 31, 2021	2	65.05	—	$1,000
June 1, 2021 - June 30, 2021	19	71.80	—	$1,000
Total	60	$67.26	—	$1,000
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

3.1
Amended and Restated Certificate of Incorporation of Centene Corporation, dated April 27, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2021).

3.2
Amended and Restated By-laws of Centene Corporation, effective April 27, 2021 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2021).

4.1
Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on July 1, 2021).

10.1*	Centene Corporation 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 30, 2021).

10.2*	Letter Agreement, dated May 4, 2021, by and between Centene Corporation and Andrew Asher.

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 27, 2021.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)