Form 10-Q
period 2021-09-30
CENTENE CORP
filed 2021-10-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 15, 2021, the registrant had 583,502,932 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “target,” “goal,” “may,” “will,” “would,” “could,” “should,” “can,” “continue” and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, growth strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our proposed acquisition of Magellan Health (the Magellan Acquisition), our completed acquisition of WellCare Health Plans, Inc. (WellCare and such acquisition, the WellCare Acquisition), other recent and future acquisitions, investments, and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” and Part II, Item 1A “Risk Factors.”

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
•the risk that unexpected costs will be incurred in connection with the completion and/or integration of the Magellan Acquisition or that the integration of Magellan Health will be more difficult or time consuming than expected, or similar risks from other acquisitions we may announce or complete from time to time;
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
•competition;
i

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
•the difficulty of predicting the timing or outcome of legal or regulatory proceedings or matters, including, but not limited to, our ability to resolve claims and/or allegations made by states with regard to past practices, including at Envolve Pharmacy Solutions, Inc. (Envolve), as our pharmacy benefits manager (PBM) subsidiary, within the reserve estimate we have recorded and on other acceptable terms, or at all, or whether additional claims, reviews or investigations relating to our PBM business will be brought by states, the federal government or shareholder litigants, or government investigations;
•timing and extent of benefits from strategic value creation initiatives;
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
•Changes in the method pursuant to which the LIBOR rates are determined and expected phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition;
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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company’s performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

GAAP net earnings	$584	$568	$748	$1,820
Amortization of acquired intangible assets	198	164	581	527
Acquisition related expenses	54	62	141	446
Other adjustments (1)	11	—	1,427	12
Income tax effects of adjustments (2)	(102)	(53)	(455)	(178)
Adjusted net earnings	$745	$741	$2,442	$2,627

GAAP diluted earnings per share (EPS)	$0.99	$0.97	$1.27	$3.16
Amortization of acquired intangible assets (3)	0.26	0.21	0.75	0.70
Acquisition related expenses (4)	0.07	0.08	0.19	0.65
Other adjustments (1)	(0.06)	—	1.93	0.05
Adjusted Diluted EPS	$1.26	$1.26	$4.14	$4.56

(1) Other adjustments include the following items:
2021:
(a) legal settlement expense and related legal fees of $11 million, or $0.01 per diluted share, net of an income tax benefit of $0.01, and $1.26 billion, or $1.79 per diluted share, net of an income tax benefit of $0.34, for the three and nine months ended September 30, 2021, respectively;
(b) debt extinguishment costs of $79 million, or $0.10 per diluted share, net of an income tax benefit of $0.03, and $125 million, or $0.16 per diluted share, net of an income tax benefit of $0.05, for the three and nine months ended September 30, 2021, respectively;
(c) severance costs due to a restructuring of $1 million, or $0.00 per diluted share, net of an income tax benefit of $0.00, and $59 million, or $0.07 per diluted share, net of an income tax benefit of $0.03, for the three and nine months ended September 30, 2021, respectively;
(d) a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan of $62 million, or $0.08 per diluted share, net of an income tax benefit of $0.03, for the nine months ended September 30, 2021;
(e) non-cash gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per diluted share, net of income tax expense of $0.00, for the three and nine months ended September 30, 2021; and
v

(f) non-cash impairment of our equity method investment in RxAdvance of $229 million, or $0.35 per diluted share, net of an income tax benefit of $0.03, and $0.35 per diluted share, net of an income tax benefit of $0.04 for the three and nine months ended September 30, 2021, respectively.
2020:
(a) debt extinguishment costs of $44 million, or $0.05 per diluted share, net of an income tax benefit of $0.02, for the nine months ended September 30 2020;
(b) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.10 per diluted share, net of income tax expense of $0.08, for the nine months ended September 30, 2020; and
(c) non-cash impairment of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.03, for the nine months ended September 30, 2020.
(2)     The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.
(3)    The amortization of acquired intangible assets per diluted share presented above is net of an income tax benefit of $0.08 and $0.07 for the three months ended September 30, 2021 and 2020, respectively, and $0.23 and $0.22 for the nine months ended September 30, 2021 and 2020, respectively.
(4)    Acquisition related expenses per diluted share presented above are net of an income tax benefit of $0.02 and $0.02 for the three months ended September 30, 2021 and 2020, respectively, and $0.05 and $0.12 for the nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

GAAP selling, general and administrative expenses	$2,684	$2,507	$7,324	$7,146
Acquisition related expenses	41	61	126	426
Restructuring costs	1	—	59	—
Legal fees related to legal settlement	11	—	11	—
Adjusted selling, general and administrative expenses	$2,631	$2,446	$7,128	$6,720

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,423	$10,800
Premium and trade receivables	11,516	9,696
Short-term investments	1,517	1,580
Other current assets	1,600	1,317
Total current assets	28,056	23,393
Long-term investments	13,561	12,853
Restricted deposits	1,114	1,060
Property, software and equipment, net	3,302	2,774
Goodwill	19,699	18,652
Intangible assets, net	8,143	8,388
Other long-term assets	3,868	1,599
Total assets	$77,743	$68,719
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$14,099	$12,438
Accounts payable and accrued expenses	8,089	7,069
Return of premium payable	2,238	1,458
Unearned revenue	371	523
Current portion of long-term debt	245	97
Total current liabilities	25,042	21,585
Long-term debt	18,594	16,682
Deferred tax liability	1,440	1,534
Other long-term liabilities	5,993	2,956
Total liabilities	51,069	42,757
Commitments and contingencies
Redeemable noncontrolling interests	84	77
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 600,708 issued and 583,500 outstanding at September 30, 2021, and 598,249 issued and 581,479 outstanding at December 31, 2020	1	1
Additional paid-in capital	19,594	19,459
Accumulated other comprehensive earnings	176	337
Retained earnings	7,540	6,792
Treasury stock, at cost (17,208 and 16,770 shares, respectively)	(845)	(816)
Total Centene stockholders’ equity	26,466	25,773
Nonredeemable noncontrolling interest	124	112
Total stockholders’ equity	26,590	25,885
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$77,743	$68,719
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Premium	$28,876	$26,537	$83,436	$74,496
Service	1,638	922	4,054	2,859
Premium and service revenues	30,514	27,459	87,490	77,355
Premium tax and health insurer fee	1,892	1,631	5,924	5,472
Total revenues	32,406	29,090	93,414	82,827
Expenses:
Medical costs	25,430	22,932	73,210	63,659
Cost of services	1,355	861	3,510	2,519
Selling, general and administrative expenses	2,684	2,507	7,324	7,146
Amortization of acquired intangible assets	198	164	581	527
Premium tax expense	1,965	1,389	6,129	4,737
Health insurer fee expense	—	376	—	1,100
Impairment	229	—	229	72
Legal settlement	—	—	1,250	—
Total operating expenses	31,861	28,229	92,233	79,760
Earnings from operations	545	861	1,181	3,067
Other income (expense):
Investment and other income	424	95	566	375
Debt extinguishment costs	(79)	—	(125)	(44)
Interest expense	(170)	(184)	(503)	(551)
Earnings before income tax expense	720	772	1,119	2,847
Income tax expense	139	207	376	1,034
Net earnings	581	565	743	1,813
Loss attributable to noncontrolling interests	3	3	5	7
Net earnings attributable to Centene Corporation	$584	$568	$748	$1,820

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.00	$0.98	$1.28	$3.21
Diluted earnings per common share	$0.99	$0.97	$1.27	$3.16

Weighted average number of common shares outstanding:
Basic	583,244	579,510	582,636	567,586
Diluted	590,702	587,971	590,154	575,732

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$581	$565	$743	$1,813
Reclassification adjustment, net of tax	1	—	(16)	1
Change in unrealized gain (loss) on investments, net of tax	(47)	38	(125)	152
Defined benefit pension plan net gain, net of tax	—	—	—	2
Foreign currency translation adjustments	(17)	10	(20)	4
Other comprehensive earnings (loss)	(63)	48	(161)	159
Comprehensive earnings	518	613	582	1,972
Comprehensive loss attributable to noncontrolling interests	3	3	5	7
Comprehensive earnings attributable to Centene Corporation	$521	$616	$587	$1,979

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2021

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	699	—	—	(5)	694
Other comprehensive loss, net of $(49) tax	—	—	—	(161)	—	—	—	—	(161)
Common stock issued for employee benefit plans	1,675	—	9	—	—	—	—	—	9
Common stock repurchases	(316)	—	(19)	—	—	156	(10)	—	(29)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Contribution from noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance, March 31, 2021	599,608	$1	$19,500	$176	$7,491	16,926	$(826)	$116	$26,458
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(535)	—	—	(3)	(538)
Other comprehensive earnings, net of $19 tax	—	—	—	63	—	—	—	—	63
Common stock issued for employee benefit plans	390	—	9	—	—	—	—	—	9
Common stock repurchases	(10)	—	—	—	—	60	(4)	—	(4)
Stock compensation expense	—	—	36	—	—	—	—	—	36
Contribution from noncontrolling interest	—	—	—	—	—	—	—	21	21
Balance, June 30, 2021	599,988	$1	$19,545	$239	$6,956	16,986	$(830)	$134	$26,045
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	584	—	—	(8)	576
Other comprehensive loss, net of $(15) tax	—	—	—	(63)	—	—	—	—	(63)
Common stock issued for employee benefit plans	720	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	222	(15)	—	(15)
Stock compensation expense	—	—	40	—	—	—	—	—	40
Contribution from noncontrolling interest	—	—	—	—	—	—	—	5	5
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(10)	(10)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	3	3
Balance, September 30, 2021	600,708	$1	$19,594	$176	$7,540	17,208	$(845)	$124	$26,590

Three and Nine Months Ended September 30, 2020

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	46	—	—	(3)	43
Other comprehensive loss, net of $(40) tax	—	—	—	(139)	—	—	—	—	(139)
Common stock issued for acquisitions	171,225	—	11,526	—	—	—	—	—	11,526
Common stock issued for employee benefit plans	2,448	—	5	—	—	—	—	—	5
Common stock repurchases	(291)	—	(17)	—	—	9,308	(541)	—	(558)
Stock compensation expense	—	—	117	—	—	—	—	—	117
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2	2
Other	—	—	1	—	—	—	—	—	1
Balance, March 31, 2020	594,890	$—	$19,279	$(5)	$5,030	15,768	$(755)	$107	$23,656
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,206	—	—	(6)	1,200
Other comprehensive earnings, net of $76 tax	—	—	—	250	—	—	—	—	250
Common stock issued for employee benefit plans	269	—	7	—	—	—	—	—	7
Common stock repurchases	1	—	—	—	—	47	(3)	—	(3)
Stock compensation expense	—	—	47	—	—	—	—	—	47
Contribution from noncontrolling interest	—	—	—	—	—	—	—	15	15
Balance, June 30, 2020	595,160	$—	$19,333	$245	$6,236	15,815	$(758)	$116	$25,172
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	568	—	—	(6)	562
Other comprehensive earnings, net of $13 tax	—	—	—	48	—	—	—	—	48
Common stock issued for employee benefit plans	531	—	8	—	—	—	—	—	8
Common stock repurchases	(69)	—	(5)	—	—	81	(4)	—	(9)
Stock compensation expense	—	—	54	—	—	—	—	—	54
Contribution from noncontrolling interest	—	—	—	—	—	—	—	8	8
Balance, September 30, 2020	595,622	$—	$19,390	$293	$6,804	15,896	$(762)	$118	$25,843

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$743	$1,813
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,098	916
Stock compensation expense	127	218
Impairment	229	72
Loss on debt extinguishment	125	44
Gain on acquisition	(309)	—
Deferred income taxes	(143)	(154)
Gain on divestiture	62	(104)
Other adjustments, net	(6)	—
Changes in assets and liabilities
Premium and trade receivables	(1,723)	(1,640)
Other assets	(124)	185
Medical claims liabilities	1,661	1,563
Unearned revenue	(169)	(212)
Accounts payable and accrued expenses	993	(861)
Other long-term liabilities	964	663
Other operating activities, net	2	19
Net cash provided by operating activities	3,530	2,522
Cash flows from investing activities:
Capital expenditures	(662)	(663)
Purchases of investments	(5,253)	(2,911)
Sales and maturities of investments	4,069	3,408
Acquisitions, net of cash acquired	(534)	(3,000)
Divestiture proceeds, net of divested cash	(62)	466
Net cash used in investing activities	(2,442)	(2,700)
Cash flows from financing activities:
Proceeds from long-term debt	9,247	2,687
Payments of long-term debt	(7,411)	(1,654)
Common stock repurchases	(49)	(570)
Payments for debt extinguishment	(157)	(21)
Debt issuance costs	(72)	(94)
Other financing activities, net	39	35
Net cash provided by financing activities	1,597	383
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	8
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,677	213
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	10,957	12,131
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$13,634	$12,344
Supplemental disclosures of cash flow information:
Interest paid	$479	$479
Income taxes paid	$477	$920
Equity issued in connection with acquisitions	$—	$11,526

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2021	2020
Cash and cash equivalents	$13,423	$12,198
Restricted cash and cash equivalents, included in restricted deposits	211	146
Total cash, cash equivalents, and restricted cash and cash equivalents	$13,634	$12,344
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

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$656	$—	$—	$656	$907	$4	$—	$911
Corporate securities	7,686	178	(37)	7,827	6,560	262	(8)	6,814
Restricted certificates of deposit	4	—	—	4	105	—	—	105
Restricted cash equivalents	211	—	—	211	157	—	—	157
Short-term time deposits	78	—	—	78	53	—	—	53
Municipal securities	3,381	97	(8)	3,470	2,970	129	(2)	3,097
Asset-backed securities	1,141	8	(1)	1,148	1,154	13	(3)	1,164
Residential mortgage-backed securities	902	15	(6)	911	1,068	27	—	1,095
Commercial mortgage-backed securities	818	18	(6)	830	748	30	(5)	773
Equity securities (1)	317	—	—	317	318	—	—	318
Private equity investments	561	—	—	561	838	—	—	838
Life insurance contracts	179	—	—	179	168	—	—	168
Total	$15,934	$316	$(58)	$16,192	$15,046	$465	$(18)	$15,493

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.
The Company’s investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company’s investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2021, 98% of the Company’s investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2021, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $92 million and $86 million at September 30, 2021 and December 31, 2020, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company’s residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company’s commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 4 years at September 30, 2021.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2021				December 31, 2020
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate securities	$(35)	$3,089	$(2)	$75	$(7)	$953	$(1)	$24
Municipal securities	(7)	929	(1)	26	(2)	238	—	—
Asset-backed securities	(1)	334	—	36	(2)	302	(1)	105
Residential mortgage-backed securities	(6)	428	—	1	—	59	—	2
Commercial mortgage-backed securities	(4)	272	(2)	33	(5)	147	—	13
Total	$(53)	$5,052	$(5)	$171	$(16)	$1,699	$(2)	$144

As of September 30, 2021, the gross unrealized losses were generated from 1,887 positions out of a total of 6,468 positions. The change in fair value of fixed income securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

In June 2019, the Company acquired 40% of Circle Health, one of the U.K.’s largest independent operators of hospitals. The initial 40% investment was accounted for as an equity method investment. In July 2021, the Company acquired the remaining 60% interest of Circle Health for $705 million. As a result of the acquisition, the Company recorded a non-cash gain of $309 million on its original investment in the three months ended September 30, 2021. The gain was included in investment and other income on the Consolidated Statement of Operations. Beginning in July 2021, the Company consolidates 100% of Circle Health.

In September 2021, the Company recorded a $229 million impairment of its equity method investment in RxAdvance, a pharmacy benefit manager. During the third quarter, the Company made a strategic decision to transition from using the RxAdvance platform and consolidate its business on an alternative external platform as a result of the Company's focus on simplification of its pharmacy operations. The impairment was based on the Company’s estimate of RxAdvance’s future cash flows and other market indicators of fair value.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2021				December 31, 2020
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,355	$1,361	$507	$508	$1,407	$1,414	$817	$818
One year through five years	5,701	5,845	355	355	4,748	4,937	221	223
Five years through ten years	3,791	3,865	243	243	3,460	3,639	18	19
Greater than ten years	56	61	8	8	81	87	—	—
Asset-backed securities	2,861	2,889	—	—	2,970	3,032	—	—
Total	$13,764	$14,021	$1,113	$1,114	$12,666	$13,109	$1,056	$1,060

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

The following table summarizes fair value measurements by level at September 30, 2021, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$13,423	$—	$—	$13,423
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$216	$—	$—	$216
Corporate securities	—	7,796	—	7,796
Municipal securities	—	3,042	—	3,042
Short-term time deposits	—	78	—	78
Asset-backed securities	—	1,148	—	1,148
Residential mortgage-backed securities	—	911	—	911
Commercial mortgage-backed securities	—	830	—	830
Equity securities	315	2	—	317
Total investments	$531	$13,807	$—	$14,338
Restricted deposits:
Cash and cash equivalents	$211	$—	$—	$211
Certificates of deposit	—	4	—	4
Corporate securities	—	31	—	31
Municipal securities	—	428	—	428
U.S. Treasury securities and obligations of U.S. government corporations and agencies	440	—	—	440
Total restricted deposits	$651	$463	$—	$1,114
Other current assets:
Foreign currency swap agreement	$—	$18	$—	$18
Total assets at fair value	$14,605	$14,288	$—	$28,893

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company’s private equity investments and life insurance contracts, which approximates fair value, was $740 million and $1,006 million as of September 30, 2021 and December 31, 2020, respectively.

4. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Nine Months Ended September 30,
	2021	2020
Balance, January 1	$12,438	$7,473
Less: Reinsurance recoverable	23	20
Balance, January 1, net	12,415	7,453
Acquisitions and divestitures	—	3,872
Incurred related to:
Current year	74,736	64,105
Prior years	(1,526)	(446)
Total incurred	73,210	63,659
Paid related to:
Current year	62,205	56,074
Prior years	9,344	6,032
Total paid	71,549	62,106
Balance at September 30, net	14,076	12,878
Plus: Reinsurance recoverable	23	21
Balance, September 30	$14,099	$12,899

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $438 million and $97 million as a reduction to premium revenue in the nine months ended September 30, 2021 and 2020, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2021 was $9,346 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

5. Affordable Care Act
The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.
In June 2021, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2020 benefit year. As a result of the announcement, the Company increased its risk adjustment net payables by $83 million from December 31, 2020. After consideration of minimum MLR and other related impacts, the net pre-tax expense recognized was approximately $80 million in the second quarter of 2021.
The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2021	December 31, 2020
Risk adjustment receivable	$463	$340
Risk adjustment payable	(472)	(1,224)
Minimum medical loss ratio	(65)	(238)
Cost sharing reduction receivable	92	101
Cost sharing reduction payable	(12)	(1)

6. Debt

Debt consists of the following ($ in millions):

	September 30, 2021	December 31, 2020
$2,200 million 4.75% Senior Notes due January 15, 2025	$—	$2,230
$1,800 million 5.375% Senior Notes due June 1, 2026	—	1,800
$750 million 5.375% Senior Notes due August 15, 2026	—	794
$2,500 million 4.25% Senior Notes due December 15, 2027	2,484	2,482
$2,300 million 2.45% Senior Notes due July 15, 2028	2,304	—
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	—
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	—
Total senior notes	15,988	15,006
Term loan facility	2,195	1,450
Revolving credit agreement	150	97
Mortgage notes payable	—	50
Construction loan payable	188	180
Finance leases and other	495	153
Debt issuance costs	(177)	(157)
Total debt	18,839	16,779
Less current portion	(245)	(97)
Long-term debt	$18,594	$16,682

Senior Notes

In February 2021, the Company issued $2,200 million 2.50% Senior Notes due 2031 (the 2031 Notes). In conjunction with the 2031 Notes offering, the Company completed a tender offer (the Tender Offer) to purchase for cash, subject to certain conditions, any and all of the outstanding aggregate principal amount of the $2,200 million 4.75% Senior Notes due 2025 (the 2025 Notes). The Company used the net proceeds from the 2031 Notes, together with available cash on hand, to fund the purchase price for the 2025 Notes accepted for purchase in the Tender Offer (approximately 36% of the aggregate principal amount outstanding) and used the remaining proceeds to redeem any of the 2025 Notes that remained outstanding following the Tender Offer, including all premiums, accrued interest and costs and expenses related to the redemption. The Company recognized a pre-tax loss on extinguishment of $46 million on the redemption of the 2025 Notes, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemption.

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

In August 2021, the Company issued $1,800 million aggregate principal amount of Senior Notes which included $500 million aggregate principal amount of additional 2028 Notes at a premium to yield 2.31% and $1,300 million aggregate principal amount of new 2.625% Senior Notes due 2031. The Company used the net proceeds of the offering, together with cash on hand and term loan facility borrowings, to redeem all of its outstanding 5.375% Senior Notes due 2026 and WellCare Health Plans, Inc.'s outstanding 5.375% Senior Notes due 2026 (together the 2026 Notes), including all premiums, accrued interest and costs and expenses. The Company recognized a pre-tax loss on extinguishment of $79 million on the redemptions of the 2026 Notes, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemptions.

Foreign Currency Swap

In connection with the July 2021 acquisition of the remaining 60% interest of Circle Health, the Company funded an intercompany note receivable with an international subsidiary, which is denominated in Great British Pounds and remeasured through earnings each period. In order to manage the resulting foreign exchange risk associated with the note receivable, the Company entered into a foreign currency swap agreement for a notional amount of $705 million, to purchase £509 million. The swap agreement is formally designated and qualifies as a fair value hedge. Gains and losses due to changes in the fair value of the foreign currency swap completely offset changes in the remeasurement of the intercompany note receivable within investment and other income in the Consolidated Statement of Operations. Therefore, there is no net impact to the Consolidated Statement of Operations. The swap expires on March 1, 2022.

The fair value of the swap agreement as of September 30, 2021, was $18 million, which was recorded in other current assets in the Consolidated Balance Sheet. Based on the current fair value of the swap, the Company expects an immaterial impact to its cash flows upon concurrent settlement of the swap and intercompany note receivable. The offsetting changes in fair value of the foreign currency swap and the remeasurement on the underlying intercompany note receivable were both recognized in investment and other income in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

The fair value of the swap contract excludes accrued interest and considers the swap counterparty’s credit risk and the current likelihood of the counterparty’s compliance with its contractual obligations.

Revolving Credit Agreement and Term Loan Credit Facility

In August 2021, the Company amended and restated its existing credit agreement to, among other things, (i) extend the various maturities under the Existing Credit Agreement until 2026, (ii) increase the aggregate principal amount of the U.S. dollar unsecured term loan facility under the Existing Credit Agreement from $1,450 million to $2,200 million, (iii) increase the maximum total net leverage ratio permitted under the total debt to EBITDA financial covenant from 3.50:1.00 to 4.00:1.00, (iv) reduce the applicable margin with respect to borrowings to between 1.50% to 1.125%, based on the total debt to EBITDA ratio and type of borrowing and (v) include scheduled amortization payments with respect to the term loan facility equal to 0.0% for the first year following closing, 2.5% for the second year following closing and 5% thereafter until maturity.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. Until final completion of the construction project, which occurred in July 2021, the loan bore interest based on one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction was completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company guaranteed completion of the construction project associated with the loan. In April 2021, the Company finalized the one year extension of the construction loan maturing in April 2022. As of September 30, 2021, the Company had $188 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

Mortgage Notes Payable

The Company paid its non-recourse mortgage note of $50 million in January 2021. The mortgage note was collateralized by its corporate headquarters building and bore a 5.14% interest rate.

7. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $123 million and $68 million for the three months ended September 30, 2021 and 2020, respectively, and $257 million and $202 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in operating lease expense is primarily due to the acquisition of the remaining 60% interest of Circle Health, one of the U.K.’s largest independent operators of hospitals, in July 2021, which leases its hospitals and facilities.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	September 30, 2021	December 31, 2020
Assets
ROU assets (recorded within other long-term assets)	$3,637	$1,311

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$200	$204
Long-term (recorded within other long-term liabilities)	3,660	1,334
Total lease liabilities	$3,860	$1,538

During the three and nine months ended September 30, 2021, the Company reduced its lease liabilities by $136 million and $274 million, respectively, for cash paid. In addition, new operating leases commenced or were acquired resulting in the recognition of ROU assets and lease liabilities of $2,396 million and $2,504 million, during the three and nine months ended September 30, 2021, respectively. Of the newly commenced operating leases, $2,351 million of the increase in ROU assets and lease liabilities is due to the Company’s acquisition of the remaining 60% interest in its investment in Circle Health that occurred in July 2021. As of September 30, 2021, the Company had additional operating leases that have not yet commenced of $43 million. These operating leases will commence in 2021 and 2022 with lease terms ranging from two to nine years.

Prior to the acquisition of the remaining Circle Health portfolio, the average remaining lease term of the Company’s operating lease population was 9.2 years. The average remaining lease term of the Circle Health portfolio is 28.9 years resulting in a weighted average remaining lease term for the Company of 21.4 years as of September 30, 2021. The lease liabilities as of September 30, 2021 reflect a weighted average discount rate of 5.7%. Lease payments over the next five years and thereafter are as follows ($ in millions):

September 30, 2021
2021	$86
2022	409
2023	388
2024	370
2025	337
2026	316
Thereafter	5,546
Total lease payments	7,452
Less: imputed interest	(3,592)
Total lease liabilities	$3,860

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Earnings attributable to Centene Corporation	$584	$568	$748	$1,820

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	583,244	579,510	582,636	567,586
Common stock equivalents (as determined by applying the treasury stock method)	7,458	8,461	7,518	8,146
Weighted average number of common shares and potential dilutive common shares outstanding	590,702	587,971	590,154	575,732

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.00	$0.98	$1.28	$3.21
Diluted earnings per common share	$0.99	$0.97	$1.27	$3.16

The calculation of diluted earnings per common share for the three months ended September 30, 2021 and 2020 excludes the impact of 111 thousand and 64 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the nine months ended September 30, 2021 and 2020 excludes the impact of 57 thousand and 75 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision-maker to evaluate all results of operations. Segment information for the three and nine months ended September 30, 2020 has been conformed to the 2021 presentation of segment eliminations.

Segment information for the three months ended September 30, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$30,888	$1,518	$—	$32,406
Total revenues from internal customers	1	3,209	(3,210)	—
Total revenues	$30,889	$4,727	$(3,210)	$32,406
Earnings from operations	$699	$(154)	$—	$545

Segment information for the three months ended September 30, 2020, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$28,014	$1,076	$—	$29,090
Total revenues from internal customers	2	2,698	(2,700)	—
Total revenues	$28,016	$3,774	$(2,700)	$29,090
Earnings from operations	$888	$(27)	$—	$861

Segment information for the nine months ended September 30, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$89,078	$4,336	$—	$93,414
Total revenues from internal customers	4	9,217	(9,221)	—
Total revenues	$89,082	$13,553	$(9,221)	$93,414
Earnings from operations	$1,240	$(59)	$—	$1,181

Segment information for the nine months ended September 30, 2020, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$79,573	$3,254	$—	$82,827
Total revenues from internal customers	4	7,949	(7,953)	—
Total revenues	$79,577	$11,203	$(7,953)	$82,827
Earnings from operations	$3,014	$53	$—	$3,067

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

•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions and medical malpractice, privacy, real estate, intellectual property and employment-related claims; and

•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, claims related to network adequacy and claims alleging that the Company has engaged in unfair business practices.

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

In June 2021, the Company reached no-fault agreements with the Attorney General of Ohio and with the Attorney General and State Auditor of Mississippi to resolve claims and/or allegations made by the states related to services provided by Envolve. The Company will pay $88 million to Ohio and $55 million to Mississippi. As a result of the settlement, the Ohio Attorney General’s litigation against the Company was dismissed. In addition, in September 2021, the Company reached no-fault agreements with the Attorney General of Arkansas and the Attorney General of Illinois to resolve claims related to services provided by Envolve. The Company will pay $15 million to Arkansas and $57 million to Illinois. Additionally, the Company is in discussions with a plaintiff’s group in an effort to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements. Additional claims, reviews or investigations relating to the Company’s PBM business may be brought by other states, the federal government or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company’s financial position, results of operations and cash flows.

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

Magellan Acquisition

In January 2021, we announced that we entered into a definitive merger agreement to acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. We expect the transaction to broaden and deepen our whole health capabilities and establish a leading behavioral health platform. The transaction is subject to the receipt of required state regulatory approval from one remaining state and other customary closing conditions. The transaction is not contingent upon financing. We intend to fund the acquisition primarily through our debt financing completed in July 2021 and cash on hand. The transaction is expected to close in the fourth quarter of 2021.

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

The impact on our business in both the short-term and long-term is uncertain and difficult to predict. The outlook for the remainder of 2021 depends on future developments, including but not limited to: the length and severity of the outbreak (including new variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, the timing of vaccinations and achievement of herd immunity, and the timing and rate at which members return to accessing healthcare. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From March 31, 2020 through September 30, 2021, our Medicaid membership has increased by 2.3 million members (excluding the new North Carolina membership). In addition, the pandemic has and continues to have the potential to impact the administration of state and federal healthcare programs, premium rates and risk sharing mechanisms. We continue to have active dialogues with our state partners.

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

Third Quarter 2021 Highlights

Our financial performance for the third quarter of 2021 is summarized as follows:
•Managed care membership of 26.5 million, an increase of 1.4 million members, or 5% year-over-year.
•Total revenues of $32.4 billion, representing 11% growth year-over-year.
•HBR of 88.1%, compared to 86.4% for the third quarter of 2020.
•SG&A expense ratio of 8.8%, compared to 9.1% for the third quarter of 2020.
•Adjusted SG&A expense ratio of 8.6%, compared to 8.9% for the third quarter of 2020.
•Operating cash flows of $1.8 billion for the third quarter of 2021.
•Diluted earnings per share (EPS) of $0.99, compared to $0.97 for the third quarter of 2020.
•Adjusted Diluted EPS of $1.26, compared to $1.26 for the third quarter of 2020.
A reconciliation from GAAP diluted earnings per share to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading “Non-GAAP Financial Presentation”:

	Three Months Ended September 30,
	2021	2020
GAAP diluted earnings per share, attributable to Centene	$0.99	$0.97
Amortization of acquired intangible assets	0.26	0.21
Acquisition related expenses	0.07	0.08
Other adjustments (1)	(0.06)	—
Adjusted Diluted EPS	$1.26	$1.26
(1) Other adjustments include the following items for the three months ended September 30, 2021:
(a) legal fees related to the legal settlement of $11 million, or $0.01 per diluted share, net of an income tax benefit of $0.01;
(b) debt extinguishment costs of $79 million, or $0.10 per diluted share, net of an income tax benefit of $0.03;
(c) severance costs due to a restructuring of $1 million, or $0.00 per diluted share, net of an income tax benefit of $0.00;
(d) gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per diluted share, net of income tax expense of $0.00; and

(e) impairment of our equity method investment in RxAdvance of $229 million, or $0.35 per diluted share, net of an income tax benefit of $0.03.

The following items contributed to our growth over the last year:

•Apixio. In December 2020, we acquired Apixio Inc., a healthcare analytics company offering artificial intelligence technology solutions. With this transaction, we intend to continue to digitize the administration of healthcare and accelerate innovation.

•Circle Health. In July 2021, we acquired the remaining interest in our equity method investment in Circle Health, one of the U.K.’s largest independent operators of hospitals.

•Correctional. In July 2021, Centurion commenced a contract with the Indiana Department of Corrections. In July 2020, Centurion commenced a two-year contract with the Kansas Department of Administration to provide healthcare services in the Department of Corrections’ facilities. In April 2020, Centurion began providing medical services, behavioral healthcare, and substance abuse treatment within four prisons and six community corrections centers across the state of Delaware.

•Hawaii. In July 2021, we began operating under two new statewide contracts in Hawaii to continue administering covered services to eligible Medicaid and Children's Health Insurance Program (CHIP) members for medically necessary medical, behavioral health, and long-term services and support and to continue administering services through the Community Care Services program in partnership with the Hawaii Department of Human Services' Med-QUEST Division.

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

•North Carolina. In July 2021, WellCare of North Carolina commenced operations under a new statewide contract in North Carolina providing Medicaid managed care services. In addition, we also began operating under a new contract to provide Medicaid managed care services in three regions in North Carolina through our provider-led North Carolina joint venture, Carolina Complete Health.

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

•In October 2020, CMS published Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4 star or above plan for the 2022 bonus year compared to 46% for the 2021 bonus year.

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

•Beginning in the second quarter of 2020, we experienced Medicaid state premium rate reductions and risk corridor actions as a result of the COVID-19 pandemic.

We expect the following items to contribute to our revenue or future growth potential:

•We expect to realize the benefit in 2021 of acquisitions, investments, and business commenced during 2020 and 2021, as discussed above.

•In October 2021, CMS published updated Medicare Star quality ratings for the 2022 rating year. 54% of our Medicare members are in a 4 star or above plan for the 2023 bonus year, compared to approximately 30% for the 2022 bonus year. The increase is primarily due to certain disaster relief provisions in the Star quality ratings.

•In October 2021, we announced the expansion of our Medicare Advantage offerings for 2022. Our Medicare plans expect to operate in 1,575 counties across 36 states in 2022, a 26% increase in counties and three new states compared to 2021.

•In September 2021, our Spanish subsidiary, Ribera Salud, acquired the remaining 65% interest in Marina Salud, S.A., which is public-private partnership in Denia.

•In August 2021, we announced that our North Carolina subsidiaries, Carolina Complete Health and WellCare of North Carolina, will coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans, which are expected to launch in July 2022, are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities.

•In August 2021, our Ohio subsidiary, Buckeye Health Plan, was awarded a Medicaid contract by the Ohio Department of Medicaid to continue servicing members with quality healthcare, coordinated services, and benefits. The contract will commence in July 2022.

•In August 2021, our Nevada subsidiary, SilverSummit Health plan, Inc., was awarded a contract from the Nevada Department of Health and Human Services - Health Care Financing and Policy to continue providing managed care services for its Medicaid Managed Care program in both Clark and Washoe Counties. Pending regulatory approval, the contract will commence in January 2022.

•In July 2021, Centurion was awarded a contract with the Idaho Department of Corrections. The contract commenced in October 2021.

•In May 2021, Centurion was awarded a contract with the Missouri Department of Corrections. The contract is expected to start in November 2021, subject to the court’s ruling in a pending lawsuit brought by the current holder of the contract.

•In January 2021, we announced that we entered into a definitive merger agreement to acquire Magellan Health for $95.00 per share in cash for a total enterprise value of approximately $2.2 billion. The transaction is subject to the receipt of required state regulatory approvals and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2021.

The future growth items listed above may be partially offset by the following items:

•We expect Medicaid eligibility redeterminations to begin in 2022.

•The anticipated and previously disclosed carve out of California pharmacy services in January 2022 in connection with the state’s transition of pharmacy services from managed care to fee for service.

•The anticipated carve out of Ohio pharmacy services in July 2022 in connection with the state’s transition of pharmacy services from managed care to a single pharmacy benefit manager.

•Potential Medicaid state rate actions and risk corridor mechanisms as a result of the COVID-19 pandemic.

MEMBERSHIP

From September 30, 2020 to September 30, 2021, we increased our managed care membership by 1.4 million, or 5%. The following table sets forth our membership by line of business:

	September 30, 2021	December 31, 2020	September 30, 2020
Traditional Medicaid (1)	13,202,500	12,055,400	11,662,100
High Acuity Medicaid (2)	1,566,000	1,554,700	1,521,700
Total Medicaid	14,768,500	13,610,100	13,183,800
Medicare PDP	4,064,400	4,469,400	4,436,400
Commercial	2,645,500	2,633,600	2,719,500
Medicare (3)	1,248,300	955,400	953,800
International	763,500	597,700	599,900
Correctional	167,600	147,200	167,200
Total at-risk membership	23,657,800	22,413,400	22,060,600
TRICARE eligibles	2,874,700	2,877,900	2,877,900
Non-risk membership	4,000	231,600	227,200
Total	26,536,500	25,522,900	25,165,700

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health.
(2) Membership includes ABD, IDD, LTSS and MMP Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.

The following table sets forth additional membership statistics, which are included in the table above:

	September 30, 2021	December 31, 2020	September 30, 2020
Dual-eligible (4)	1,168,400	1,066,800	974,800
Health Insurance Marketplace	2,177,000	2,131,600	2,210,800
Medicaid Expansion	2,383,500	2,181,400	2,070,500

(4) Membership includes dual-eligible ABD & LTSS and dual-eligible Medicare.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2021 and 2020, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2021 and 2020 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Premium	$28,876	$26,537	9%	$83,436	$74,496	12%
Service	1,638	922	78%	4,054	2,859	42%
Premium and service revenues	30,514	27,459	11%	87,490	77,355	13%
Premium tax and health insurer fee	1,892	1,631	16%	5,924	5,472	8%
Total revenues	32,406	29,090	11%	93,414	82,827	13%
Medical costs	25,430	22,932	11%	73,210	63,659	15%
Cost of services	1,355	861	57%	3,510	2,519	39%
Selling, general and administrative expenses	2,684	2,507	7%	7,324	7,146	2%
Amortization of acquired intangible assets	198	164	21%	581	527	10%
Premium tax expense	1,965	1,389	41%	6,129	4,737	29%
Health insurer fee expense	—	376	n.m.	—	1,100	n.m.
Impairment	229	—	n.m.	229	72	218%
Legal settlement	—	—	n.m.	1,250	—	n.m.
Earnings from operations	545	861	(37)%	1,181	3,067	(61)%
Investment and other income	424	95	346%	566	375	51%
Debt extinguishment costs	(79)	—	n.m.	(125)	(44)	184%
Interest expense	(170)	(184)	(8)%	(503)	(551)	(9)%
Earnings before income tax expense	720	772	(7)%	1,119	2,847	(61)%
Income tax expense	139	207	(33)%	376	1,034	(64)%
Net earnings	581	565	3%	743	1,813	(59)%
Loss attributable to noncontrolling interests	3	3	—%	5	7	(29)%
Net earnings attributable to Centene Corporation	$584	$568	3%	$748	$1,820	(59)%
Diluted earnings per common share attributable to Centene Corporation	$0.99	$0.97	2%	$1.27	$3.16	(60)%
n.m.: not meaningful

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total Revenues

The following table sets forth supplemental revenue information for the three months ended September 30, ($ in millions):

	2021	2020	% Change
Medicaid	$21,624	$19,497	11%
Commercial	4,383	4,638	(5)%
Medicare (1)	3,921	3,137	25%
Medicare PDP	401	582	(31)%
Other	2,077	1,236	68%
Total Revenues	$32,406	$29,090	11%

(1) Medicare includes Medicare Advantage and Medicare Supplement.

Total revenues increased 11% in the three months ended September 30, 2021 over the corresponding period in 2020, due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisitions of PANTHERx and Circle Health and the commencement of our contracts in North Carolina, partially offset by the repeal of the health insurer fee.

Operating Expenses

Medical Costs

The HBR for the three months ended September 30, 2021, was 88.1%, compared to 86.4% in the same period in 2020. The HBR for the third quarter of 2020 was favorably impacted by the ACA risk corridor receivable settlement from the federal government based on the Supreme Court ruling in 2020, which impacted HBR by 130 basis points. The HBR for the third quarter of 2021 was negatively impacted by the repeal of the health insurer fee.

Cost of Services

Cost of services increased by $494 million in the three months ended September 30, 2021, compared to the corresponding period in 2020, primarily attributable to newly acquired businesses, including PANTHERx and Circle Health, which was partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. The cost of service ratio for the three months ended September 30, 2021, was 82.7%, compared to 93.4% in the same period in 2020. The decrease in the cost of service ratio was driven by the acquisition of the Circle Health business, which operates at a lower cost of service ratio, and favorable results related to the shared savings programs in our physician home health business. These decreases were partially offset by PANTHERx, which operates at a higher cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.8% for the third quarter of 2021, compared to 9.1% in the third quarter of 2020. The adjusted SG&A expense ratio was 8.6% for the third quarter of 2021, compared to 8.9% in the third quarter of 2020. The decreases were due to the $275 million charitable contribution commitment in the third quarter of 2020, which impacted the SG&A ratio by 100 basis points, and the leveraging of expenses over higher revenues as a result of increased Medicaid membership and the recent acquisition of PANTHERx. These impacts were partially offset by increased sales and marketing costs and the addition of the Circle Health business, which operates at a significantly higher SG&A ratio due to the nature of the business.

Health Insurer Fee Expense

As a result of the repeal of the HIF, we did not have HIF expense for the three months ended September 30, 2021, compared to $376 million in the corresponding period in 2020.

Impairment

During the third quarter of 2021, we recorded a $229 million non-cash impairment of our equity method investment in RxAdvance, a pharmacy benefit manager. The impairment was the result of our focus on simplification of our pharmacy operations. Specifically, during the third quarter, we made a strategic decision to transition from using the RxAdvance platform and consolidate our business on an alternative external platform.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2021	2020
Investment and other income	$424	$95
Debt extinguishment costs	(79)	—
Interest expense	(170)	(184)
Other income (expense), net	$175	$(89)

Investment and other income. Investment and other income increased by $329 million in the three months ended September 30, 2021 compared to the corresponding period in 2020, driven by a gain of $309 million related to the acquisition of the remaining 60% interest of Circle Health.

Debt extinguishment costs. In August 2021, we redeemed all of our outstanding 5.375% senior notes due 2026 and all of WellCare Health Plans, Inc.'s outstanding 5.375% senior notes due 2026, including all premiums, accrued interest and costs and expenses related and recognized a pre-tax loss on extinguishment of approximately $79 million. The loss includes the call premium and the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemption.

Interest expense. Interest expense decreased by $14 million in the three months ended September 30, 2021 compared to the corresponding period in 2020. The decrease was driven by our senior note refinancing actions, partially offset by additional interest expense related to the Magellan financing.

Income Tax Expense

For the three months ended September 30, 2021, we recorded income tax expense of $139 million on pre-tax earnings of $720 million, or an effective tax rate of 19.3%. The effective tax rate for the third quarter of 2021 reflects the non-taxable gain related to the acquisition of the remaining 60% interest of Circle Health and the repeal of the health insurer fee beginning in 2021. For the third quarter of 2021, our effective tax rate on adjusted earnings was 24.5%. For the three months ended September 30, 2020, we recorded income tax expense of $207 million on pre-tax earnings of $772 million, or an effective tax rate of 26.8%, which reflects a favorable tax settlement, offset by the reinstatement of the health insurer fee in 2020.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2021	2020	% Change
Total Revenues
Managed Care	$30,889	$28,016	10%
Specialty Services	4,727	3,774	25%
Eliminations	(3,210)	(2,700)	(19)%
Consolidated Total	$32,406	$29,090	11%
Earnings from Operations
Managed Care	$699	$888	(21)%
Specialty Services	(154)	(27)	(470)%
Consolidated Total	$545	$861	(37)%

Managed Care

Total revenues increased 10% in the three months ended September 30, 2021, compared to the corresponding period in 2020, due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, the commencement of our contracts in North Carolina, and our recent acquisition of Circle Health, partially offset by the repeal of the health insurer fee. Earnings from operations decreased $189 million between years. In 2020, earnings from operations benefited from the favorable impact of the ACA risk corridor receivable settlement from the federal government, partially offset by the $275 million charitable contribution commitment in the third quarter of 2020. Earnings from operations in 2021 was negatively impacted by higher COVID testing and treatment costs and the repeal of the health insurer fee in 2021, partially offset by strong membership growth.

Specialty Services

Total revenues increased 25% in the three months ended September 30, 2021, compared to the corresponding period in 2020, resulting primarily from newly acquired businesses, including PANTHERx, increased services associated with membership growth in the Managed Care segment, and newly awarded contracts in our correctional business, partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. Earnings from operations decreased $127 million in the three months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to the impairment of our equity method investment in RxAdvance, a pharmacy benefit manager, partially offset by favorable results related to the shared savings programs in our physician home health business.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total Revenues

The following table sets forth supplemental revenue information for the nine months ended September 30, ($ in millions):

	2021	2020	% Change
Medicaid	$62,612	$55,466	13%
Commercial	12,391	12,893	(4)%
Medicare (1)	11,631	8,892	31%
Medicare PDP	1,494	1,856	(20)%
Other	5,286	3,720	42%
Total Revenues	$93,414	$82,827	13%

(1) Medicare includes Medicare Advantage and Medicare Supplement.

Total revenues increased 13% in the nine months ended September 30, 2021 over the corresponding period in 2020 primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, a full nine months of WellCare revenues, our recent acquisitions of PANTHERx and Circle Health, and the commencement of our contracts in North Carolina, partially offset by the repeal of the health insurer fee. During the nine months ended September 30, 2021, we received premium rate adjustments, which yielded a net 2% composite change across all of our markets.

Operating Expenses

Medical Costs

The HBR for the nine months ended September 30, 2021 was 87.7%, compared to 85.5% in the same period in 2020. The HBR for 2020 was favorably impacted the ACA risk corridor settlement from the federal government based on a Supreme Court ruling in 2020, which impacted HBR by 50 basis points. The 2021 HBR was negatively impacted by higher utilization in the Marketplace business in 2021, the repeal of the health insurer fee, and higher COVID testing and treatment costs. Marketplace utilization in 2021 included pent-up demand resulting from previously deferred services during the pandemic.

Cost of Services

Cost of services increased by $991 million in the nine months ended September 30, 2021, compared to the corresponding period in 2020, primarily attributable to newly acquired businesses, including PANTHERx and Circle Health, which was partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. The cost of service ratio for the nine months ended September 30, 2021, was 86.6%, compared to 88.1% in the same period in 2020. The decrease in the cost of service ratio was driven by the acquisition of the Circle Health business, which operates at a lower cost of service ratio, and favorable results related to the shared savings programs in our physician home health business. These decreases were partially offset by PANTHERx, which operates at a higher cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio for the nine months ended September 30, 2021 was 8.4%, compared to 9.2% for the corresponding period in 2020. The adjusted SG&A expense ratio for the nine months ended September 30, 2021 was 8.1%, compared to 8.7% for the nine months ended September 30, 2020. The 2020 ratios were negatively impacted by the $275 million charitable contribution commitment to our foundation in the third quarter of 2020. The 2021 ratios benefited from the leveraging of expenses over higher revenues as a result of increased Medicaid membership and recent acquisitions. These were partially offset by increased sales and marketing costs, primarily due to the Marketplace special enrollment period, and the addition of Circle Health, which operates at a higher SG&A ratio, due to the nature of the business. The SG&A expense ratio also benefited from lower acquisition related costs.

Health Insurer Fee Expense

As a result of the repeal of the HIF, we did not have HIF expense for the nine months ended September 30, 2021, compared to $1.1 billion in the corresponding period in 2020.

Impairment

During the third quarter of 2021, we recorded a $229 million non-cash impairment of our equity method investment in RxAdvance, a pharmacy benefit manager. The impairment was the result of the our focus on simplification of our pharmacy operations. Specifically, during the third quarter, we made a strategic decision to transition from using the RxAdvance platform and consolidate our business on an alternative external platform. During the first quarter of 2020, we recorded $72 million of a non-cash impairment of our third-party care management software business.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the Arkansas, Illinois, Mississippi and Ohio settlements) related to services provided by Envolve, our pharmacy benefits manager subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2021	2020
Investment and other income	$566	$375
Debt extinguishment costs	(125)	(44)
Interest expense	(503)	(551)
Other income (expense), net	$(62)	$(220)

Investment and other income. Investment and other income increased by $191 million in the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was driven by a gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, partially offset by a $62 million reduction to the gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan recorded in the nine months ended September 30, 2021, compared to the previously reported $104 million gain recorded in the nine months ended September 30, 2020. The increase was also partially offset by lower interest rates.

Debt extinguishment costs. In August 2021, we redeemed all of our outstanding 5.375% senior notes due 2026 and all of WellCare Health Plans, Inc.'s, outstanding 5.375% senior notes due 2026, and recognized a pre-tax loss on extinguishment of approximately $79 million. The loss includes the call premium and the write-off of the unamortized premium and debt issuance costs.

In February 2021, we tendered or redeemed all of our outstanding $2.2 billion 4.75% Senior Notes, due 2025 and recognized a pre-tax loss on extinguishment of approximately $46 million. The loss includes the call premium and the write-off of unamortized premium and debt issuance costs.

In February 2020, we redeemed all of our outstanding $1.0 billion 6.125% Senior Notes, due February 15, 2024 (the 2024 Notes) and recognized a pre-tax loss on extinguishment of approximately $44 million. The loss includes the call premium, the write-off of unamortized debt issuance costs and the loss on the termination of the $1.0 billion interest rate swap associated with the 2024 Notes.

Interest expense. Interest expense decreased by $48 million in the nine months ended September 30, 2021, compared to the corresponding period in 2020, driven by our senior note refinancing actions.

Income Tax Expense

For the nine months ended September 30, 2021, we recorded income tax expense of $376 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 33.6%. The effective tax rate for the nine months ended September 30, 2021 reflects the partial non-deductibility of the legal settlement reserve and the repeal of the health insurer fee beginning in 2021. For the nine months ended September 30, 2021, our effective tax rate on adjusted earnings was 25.4%. For the nine months ended September 30, 2020, we recorded income tax expense of $1.0 billion on pre-tax earnings of $2.8 billion, or an effective tax rate of 36.3%, which reflects the reinstatement of the health insurer fee in 2020, the non-deductibility of certain acquisition related expenses, and the tax impact associated with the Illinois divestiture.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2021	2020	% Change
Total Revenues
Managed Care	$89,082	$79,577	12%
Specialty Services	13,553	11,203	21%
Eliminations	(9,221)	(7,953)	(16)%
Consolidated Total	$93,414	$82,827	13%
Earnings from Operations
Managed Care	$1,240	$3,014	(59)%
Specialty Services	(59)	53	(211)%
Consolidated Total	$1,181	$3,067	(61)%

Managed Care

Total revenues increased 12% in the nine months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, a full nine months of WellCare revenues, the commencement of our contracts in North Carolina, and our recent acquisition of Circle Health, partially offset by the repeal of the health insurer fee. Earnings from operations decreased $1.8 billion between years primarily due to a legal settlement reserve estimate of $1.25 billion related to services provided by Envolve, higher utilization in the Marketplace business in 2021, the repeal of the health insurer fee in 2021 and an unfavorable 2020 risk adjustment in 2021. These decreases were partially offset by lower acquisition related expenses and a full nine months of WellCare results.

Specialty Services

Total revenues increased 21% in the nine months ended September 30, 2021, compared to the corresponding period in 2020, resulting primarily from newly acquired businesses, including PANTHERx, and increased services associated with membership growth in the Managed Care segment, partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. Earnings from operations decreased $112 million in the nine months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to the impairment of our equity method investment in RxAdvance, a pharmacy benefit manager, partially offset by favorable results related to the shared savings programs in our physician home health business. Earnings from operations in 2020 was negatively affected by the previously discussed $72 million impairment related to our third-party care management software business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$3,530	$2,522
Net cash used in investing activities	(2,442)	(2,700)
Net cash provided by financing activities	1,597	383
Effect of exchange rate changes on cash and cash equivalents	(8)	8
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$2,677	$213

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $3.5 billion in the nine months ended September 30, 2021 compared to providing cash of $2.5 billion in the comparable period in 2020. Cash flows provided by operations in 2021 was primarily driven by net earnings before the legal settlement reserve, the majority of which is expected to be paid in future periods, an increase in state risk sharing mechanism payables, partially offset by risk adjustment and minimum MLR payments for the Health Insurance Marketplace 2020 plan year.

Cash flows provided by operations in 2020 were due to net earnings, an increase in medical claims liabilities from growth and expansions, and an increase in other long-term liabilities related to minimum MLR payables and a delay in tax payments related to the COVID-19 extensions to payment deadlines. This was partially offset by an increase in premium and related receivables due to the timing of payments for pharmacy rebates and HIF reimbursement and a decrease in accounts payable and accrued expenses related to risk adjustment and minimum MLR payments.

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

Cash Flows Used in Investing Activities

Investing activities used cash of $2.4 billion in the nine months ended September 30, 2021, and $2.7 billion in the comparable period in 2020. Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), acquisition and divestiture activity primarily related to the acquisition of the remaining 60% interest of Circle Health for $705 million and capital expenditures.

Cash flows used in investing activities in 2020 primarily consisted of our acquisition of WellCare, partially offset by divestiture proceeds.

We spent $662 million and $663 million in the nine months ended September 30, 2021 and 2020, respectively, on capital expenditures for system enhancements, computer hardware and software, and corporate headquarters expansions.

As of September 30, 2021, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.6 years. We had unregulated cash and investments of $3.2 billion at September 30, 2021, compared to $1.9 billion at December 31, 2020. Of the $3.2 billion, $2.7 billion represents cash and cash equivalents held by unregulated entities, including

$1.8 billion of cash raised for the anticipated closing of the Magellan Acquisition. Unregulated cash was reduced by pharmacy payments made in early October in the normal course of business.

Cash Flows Provided by Financing Activities

Financing activities provided cash of $1.6 billion in the nine months ended September 30, 2021, compared to providing cash of $383 million in the comparable period in 2020. Financing activities in 2021 were driven by costs associated with our debt refinancing, offset by increased borrowings. In July 2021, we issued $1.8 billion 2.45% Senior Notes due 2028 (the 2028 Notes). We intend to use the net proceeds from the offering of the 2028 Notes to finance a portion of the cash consideration payable in connection with our previously announced acquisition of Magellan Health Inc. and to pay related fees and expenses. If the Magellan Acquisition is not completed, we expect to use the net proceeds of the offering for debt repayment and general corporate purposes. 2020 net financing activities were due to increased borrowings, partially offset by common stock repurchases.

Liquidity Metrics

In February 2021, our Board of Directors approved an increase in our Company's existing share repurchase program. With the increase, we are authorized to repurchase up to $1.0 billion worth of shares of our common stock, inclusive of the previously approved stock repurchase program.

From time to time, we raise capital through the issuance of debt in the form of senior notes. As of September 30, 2021, we had an aggregate principal amount of $16.0 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2021, we were in compliance with all covenants. We also have a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. Refer to Note 6. Debt for further information regarding the issuance and redemption of senior notes as well as detail related to our construction loan.

The credit agreement underlying our Company’s revolving credit facility and term loan facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of September 30, 2021, we had $150 million of borrowings outstanding under our revolving credit facility, $2.2 billion of borrowings under our term loan facility, and we were in compliance with all covenants. As of September 30, 2021, there were no limitations on the availability of our revolving credit facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $126 million as of September 30, 2021, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of September 30, 2021. In addition, we had outstanding surety bonds of $1.2 billion as of September 30, 2021.

At September 30, 2021, we had working capital, defined as current assets less current liabilities, of $3.0 billion, compared to $1.8 billion at December 31, 2020. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2021, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.5%, compared to 39.3% at December 31, 2020. Excluding $188 million of non-recourse debt, our debt to capital ratio was 41.2% as of September 30, 2021, compared to 39.0% at December 31, 2020. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2021 Expectations

During the remainder of 2021, we expect to receive net dividends from our insurance subsidiaries of approximately $235 million and spend approximately $220 million in additional capital expenditures primarily associated with system enhancements and market and corporate headquarters expansions. These amounts are expected to be funded by unregulated cash flow generation in 2021 and borrowings on our revolving credit facility and construction loan.

From time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

Our lease obligations were significantly impacted due to the acquisition of Circle Health, which closed in the third quarter of 2021. For additional information regarding these contractual obligations, refer to Note 7. Leases, included in Part I, Item 1. "Notes to the Consolidated Financial Statements" of this filing.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2021, we received $1.3 billion of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2020, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2021.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2021, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2021, we had short-term investments of $1.5 billion and long-term investments of $14.7 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2021, the fair value of our fixed income investments would decrease by approximately $357 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

We have a foreign currency swap for a notional amount of $705 million with a creditworthy financial institution to manage foreign exchange risk related to a Great British Pound denominated note receivable from a consolidated international subsidiary. As a result, the fair value of the swap varies with foreign exchange rate fluctuations. Assuming a 1% increase in the Great British Pound to US Dollar foreign exchange rate at September 30, 2021, the fair value of our swap would decrease by approximately $7 million. An increase in the US Dollar to Great British Pound foreign exchange rate decreases the fair value of the swap and conversely, a decrease in the foreign currency exchange rate increases the value. The offsetting changes in fair value of the foreign currency swap and the remeasurement of the underlying intercompany note receivable were both recognized in investment and other income in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health pandemics or widespread outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged, which has now spread globally, including throughout the United States. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19 (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the costs of prevention and treatment of COVID-19 and the potential that we will not receive state and federal government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee retention, mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including federal, state and local laws, regulations and emergency orders, related to directives to stay-at-home, to physically distance or that force business closures as well as vaccine requirements or mandates and directives related to the timing and scope of vaccine distribution), among other factors. In addition, increased utilization patterns (including deferred demand) have had, and may continue to have, an impact as members’ pattern of seeking healthcare returns to normal. For example, risk adjustment could be adversely impacted by COVID-19 related impacts such as disrupted member utilization patterns, access to members for in-home assessments and regulatory changes such as the retroactive disallowance of Hydroxychloroquine adversely impacting our second quarter 2021 results. Additionally, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which could adversely impact our access to capital, and a decline in interest rates which has reduced, and could further reduce, our investment income. Finally, the impact of the above items on our state and federal partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could adversely affect our business, including our financial position, results of operations and/or cash flows.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, in October 2021, the CMS published updated Medicare Star quality ratings for the 2022 rating year. 54% of our Medicare members are in a 4 star or above plan for the 2023 bonus year, compared to approximately 30% for the 2022 bonus year and 46% for the 2021 bonus year. The increase is primarily due to certain disaster relief provisions in the Star quality ratings. Our quality bonus and rebates may be negatively impacted and the attractiveness of our Medicare Advantage plans may be reduced if we are unable to maintain or improve these ratings.

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

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial condition and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required. For example, risk adjustment could be adversely impacted by COVID-19 related impacts such as disrupted member utilization patterns, access to members for in-home assessments and regulatory changes such as the retroactive disallowance of Hydroxychloroquine adversely impacting our second quarter 2021 results.

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

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans’ bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2022 PDP bids resulted in 34 of the 34 CMS regions in which we were below the benchmarks, compared with our 2021 PDP bids in which we were below the benchmarks in 33 regions, and within the de minimis range in the remaining region. For those regions in which we are within the de minimis range, we will not be eligible to have new members auto-assigned to us, but we will not lose our existing auto-assigned membership.

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

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality Star ratings; harm to our reputation; or required changes to the way we do business. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefits management (PBM) services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of Arkansas, Illinois, Mississippi and Ohio to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. We will pay $15 million to Arkansas, $57 million to Illinois, $55 million to Mississippi and $88 million to Ohio. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we announced that we are in discussions with a plaintiff’s group in an effort to bring final resolution to these concerns in other affected states. Consistent with those discussions, we recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements. Notwithstanding such settlement and other ongoing discussions, additional claims, reviews or investigations relating to our PBM business may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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

Although our value creation plan is designed to enable us to build upon our strong foundation and unlock value and drive margin expansion through various initiatives, including, without limitation, targeted SG&A initiatives; refinancing activities; using data-driven and innovative approaches to enhance efficiency, lower costs, and drive better health outcomes for our members and providers; streamlining procurement and improving our bid process; and further scaling through standardization of our operating model and consolidation of our platform, these initiatives are subject to a variety of risks including, without limitation: anticipated benefits not being realized or not at the levels or on the timing anticipated; that implementation will be materially delayed or will be more difficult than expected; the diversion of management’s time and attention; and initiatives being more expensive to complete than anticipated, including as a result of unexpected factors or events.

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

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the ACA, the American Rescue Act, enacted on March 11, 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. For example, in addition to authorizing an additional $1.9 trillion in federal spending to address the COVID-19 current public health emergency, the American Rescue Act also contains several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of additional new legislation, regulation, executive action or litigation, including those related to extending enrollment periods and expanding navigator services, could impact our business and results of operations adversely or in other ways that we do not currently anticipate.

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

Additionally, the taxes and fees paid to federal, state, local and international governments may increase due to several factors, including: enactment of, changes to, or interpretations of tax laws and regulations, audits by governmental authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

Our contracts with states may require us to maintain a minimum HBR or may require us to share profits in excess of certain levels, which may be retroactive. In certain circumstances, our plans may be required to return premiums back to the state in the event profits exceed established levels or HBR does not meet the minimum requirement. Factors that may impact the amount of premium returned to the state include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

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

We provide PBM and specialty pharmacy services, including through our Envolve Pharmacy Solutions product. These businesses are subject to federal and state laws and regulations that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of Arkansas, Illinois, Mississippi and Ohio to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. We will pay $15 million to Arkansas, $57 million to Illinois, $55 million to Mississippi and $88 million to Ohio. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we announced that we are in discussions with a plaintiff’s group in an effort to bring final resolution to these concerns in other affected states. Consistent with those discussions, we recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements. Notwithstanding such settlement and other ongoing discussions, additional claims, reviews or investigations relating to our PBM business may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all.

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

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims related to network adequacy, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, protests and appeals related to Medicaid procurement awards, employment-related disputes, including wage and hour claims, submissions to state agencies related to payments or state false claims acts and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of Arkansas, Illinois, Mississippi and Ohio to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. We will pay $15 million to Arkansas, $57 million to Illinois, $55 million to Mississippi and $88 million to Ohio. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we announced that we are in discussions with a plaintiff’s group in an effort to bring final resolution to these concerns in other affected states. Consistent with those discussions, we recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements. Additional claims, reviews or investigations relating to our PBM business may be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore harm our business and financial position, results of operations or cash flows.

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

As of September 30, 2021, we had consolidated indebtedness of $18.8 billion. We intend to incur additional indebtedness to finance a portion of the consideration for the Magellan Acquisition, and we may further increase our indebtedness in the future.

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

Changes in the method pursuant to which the LIBOR rates are determined and expected phasing out of LIBOR after 2021 may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of September 30, 2021, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration (IBA), the administrator of LIBOR, has announced plans to cease the publication of certain U.S. dollar LIBOR rates on December 31, 2021 and other U.S. dollar LIBOR rates on June 30, 2023. The U.S. Federal Reserve also concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phasing out of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. As a result, it is not possible to predict the effect of any changes, establishment of alternative references rates or other reforms to LIBOR that may be enacted in the U.K. or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Although the parties have obtained U.S. federal antitrust clearance of the transaction and Magellan Health’s stockholders have approved the merger agreement, the completion of the Magellan Acquisition is subject to certain other required state regulatory approvals, which make the completion of the Magellan Acquisition and timing thereof uncertain. Also, either we or Magellan Health may terminate the merger agreement (Merger Agreement) if the Magellan Acquisition is not consummated by January 4, 2022, except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform, in any material respect, any obligation under the Merger Agreement has been the proximate cause of the failure of the merger to be consummated on or before that date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Third Quarter 2021 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate $ value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions, shares in thousands)(2)
July 1, 2021 - July 31, 2021	179	$72.97	—	$1,000
August 1, 2021 - August 31, 2021	12	68.42	—	$1,000
September 1, 2021 - September 30, 2021	30	62.30	—	$1,000
Total	221	$71.28	—	$1,000
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

3.1
Amended and Restated By-Laws of Centene Corporation, as amended effective as of September 7, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

4.1
Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on July 1, 2021).

4.2
Fourth Supplemental Indenture, dated as of August 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.1
Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.2*	Separation Agreement and Release between Centene Corporation and Jeffrey Schwaneke, dated September 26, 2021.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 26, 2021.

CENTENE CORPORATION

By:	/s/ MICHAEL F. NEIDORFF
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)