Form 10-K
period 2021-12-31
CENTENE CORP
filed 2022-02-22
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2021, was $42.5 billion.
As of February 18, 2022, the registrant had 582,865,870 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2022 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, value creation strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recently completed acquisition of Magellan Health (the Magellan Acquisition), other recent and future acquisitions and dispositions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 1. "Business," Part I, Item IA "Risk Factors," Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•the risk that the election of new directors, changes in senior management and inability to retain key personnel may create uncertainty or negatively impact our ability to execute quickly and effectively;
•uncertainty as to the expected financial performance of the combined company following the recent completion of the Magellan Acquisition;
•the possibility that the expected synergies and value creation from the Magellan Acquisition or the WellCare Acquisition (or other acquired businesses) will not be realized, or will not be realized within the respective expected time periods;
•the risk that unexpected costs will be incurred in connection with the integration of the Magellan Acquisition or that the integration of Magellan Health will be more difficult or time consuming than expected, or similar risks from other acquisitions we may announce or complete from time to time;
•disruption from the integration of the Magellan Acquisition or from the integration of the WellCare Acquisition, or similar risks from other acquisitions we may announce or complete from time to time, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;
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
•timing and extent of benefits from strategic value creation initiatives, including the possibility that these initiatives will not be successful, or will not be realized within the expected time periods;
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
•inflation; and
•foreign currency fluctuations.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition and results of operations, in our filings with the Securities and Exchange Commission (SEC), including our quarterly reports on Form 10-Q and current reports on Form 8-K. Item 1A. "Risk Factors" of Part I of this filing contains a further discussion of these and other important factors that could cause actual results to differ from expectations. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks include, but are not limited to, the following, all of which are more fully described in Part 1, Item 1A "Risk Factors". This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Our business could be materially adversely affected by the effects of widespread public health pandemics, such as COVID-19;
•Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results;
•Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial position and cash flows;
•Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our results of operations, financial condition and cash flows;
•Any failure to adequately price products offered or any reduction in products offered in the Health Insurance Marketplaces may have a material adverse effect on our results of operations, financial position and cash flows;
•We derive a portion of our cash flow and gross margin from our prescription drug plan (PDP) operations, for which we submit annual bids for participation. The results of our bids could have a material adverse effect on our results of operations, financial condition and cash flows;
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
•Execution of our value creation strategy may create disruptions in our business;
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
•A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could have a material adverse effect on our business;
•We may be unable to attract, retain or effectively manage the succession of key personnel;
•Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our results of operations, financial position and cash flows;
•Significant changes or judicial challenges to the ACA could materially and adversely affect our results of operations, financial position and cash flows;
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
•We have been and may from time to time, become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management, and could adversely affect our business;

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
•Changes in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition;
•Mergers and acquisitions may not be accretive and may cause dilution to our earnings per share, which may cause the market price of our common stock to decline;
•We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions;
•Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures; and
•Future issuances and sales of additional shares of preferred or common stock could reduce the market price of our shares of common stock.

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

	Year Ended December 31,
	2021	2020	2019

GAAP net earnings attributable to Centene	$1,347	$1,808	$1,321
Amortization of acquired intangible assets	770	719	258
Acquisition related expenses	185	602	104
Other adjustments (1)	1,275	29	301
Income tax effects of adjustments (2)	(537)	(262)	(127)
Adjusted net earnings	$3,040	$2,896	$1,857

GAAP diluted earnings per share (EPS) attributable to Centene	$2.28	$3.12	$3.14
Amortization of acquired intangible assets (3)	1.00	0.95	0.47
Acquisition related expenses (4)	0.24	0.86	0.19
Other adjustments (1)	1.63	0.07	0.62
Adjusted Diluted EPS	$5.15	$5.00	$4.42

(1)     Other adjustments include the following items:
2021:
(a) legal settlement expense and related legal fees of $1,264 million, or $1.76 per diluted share, net of an income tax benefit of $0.38;
(b) debt extinguishment costs of $125 million, or $0.16 per diluted share, net of an income tax benefit of $0.05;
(c) severance costs due to a restructuring of $54 million, or $0.06 per diluted share, net of an income tax benefit of $0.03;
(d) a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan of $62 million, or $0.08 per diluted share, net of an income tax benefit of $0.02;
(e) non-cash gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per diluted share, net of income tax expense of $0.00;
(f) non-cash impairment of our equity method investment in RxAdvance of $229 million, or $0.32 per diluted share, net of an income tax benefit of $0.07; and
(g) gain related to the divestiture of U.S. Medical Management (USMM) of $150 million, or $0.23 per diluted share, net of income tax expense of $0.02.
i

2020:
(a) debt extinguishment costs of $61 million, or $0.07 per diluted share, net of an income tax benefit of $0.04;
(b) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.10 per diluted share, net of income tax expense of $0.08; and
(c) non-cash impairment of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.02.
2019:
(a) non-cash goodwill and intangible asset impairment of $271 million, or $0.57 per diluted share, net of an income tax benefit of $0.08; and
(b) debt extinguishment costs of $30 million, or $0.05 per diluted share, net of an income tax benefit of $0.02.
(2)     The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

(3)    Amortization of acquired intangible assets is net of an income tax benefit of $0.31, $0.29, and $0.14 per diluted share for the years ended December 31, 2021, 2020 and 2019, respectively.

(4)    Acquisition related expenses are net of an income tax benefit of $0.07, $0.18 and $0.06 per diluted share for the years ended December 31, 2021, 2020 and 2019, respectively.

	Year Ended December 31,
	2021	2020	2019
GAAP selling, general and administrative expenses	$10,166	$9,867	$6,533
Less:
Acquisition related expenses	157	580	85
Restructuring costs	54	—	—
Legal fees related to legal settlement	14	—	—
Adjusted selling, general and administrative expenses	$9,941	$9,287	$6,448
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

We operate in two segments: Managed Care and Specialty Services. Our Managed Care segment provides health plan coverage to individuals through government subsidized and commercial programs. Our Specialty Services segment includes companies offering diversified healthcare services and products to our Managed Care segment and other external customers. For the year ended December 31, 2021, our Managed Care and Specialty Services segments accounted for 95% and 5%, respectively, of our total external revenues. Our membership totaled 26.6 million as of December 31, 2021. For the year ended December 31, 2021, our total revenues and net earnings attributable to Centene were $126.0 billion and $1.3 billion, respectively, and our total cash flow from operations was $4.2 billion.

Magellan Acquisition

On January 4, 2022, we acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan) for a total purchase price of approximately $2.6 billion. The Magellan acquisition enables Centene to provide whole-health, integrated healthcare solutions to deliver better health outcomes at lower costs for complex, high-cost populations.

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

Under the Affordable Care Act (ACA), Medicaid coverage was expanded to all individuals under age 65 with incomes up to 138% of the federal poverty level, subject to the states' elections. The federal government paid 90% of the costs for Medicaid Expansion coverage for newly eligible beneficiaries in 2021. Assuming that the current program remains in effect unchanged, in subsequent years the federal share is scheduled to remain at 90%.

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

Long-Term Services and Supports (LTSS) is a Medicaid product that covers Institutional/Residential Care (Nursing Facilities, Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living, such as bathing, dressing and transferring. The most common HCBS services include personal care, adult day care, non-emergent transportation, home-delivered meals and personal emergency response systems. LTSS services are provided for individuals requiring nursing home level of care, receiving waiver services, or entitled to state Medicaid LTSS benefits. The largest groups receiving LTSS, by spending, are older individuals and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, those with serious mental illness and/or serious emotional disturbance and other populations. States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries. According to ADvancing States (formerly National Association of States United for Aging and Disabilities), as of August 2021, 25 states utilize some form of managed LTSS.

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

As of the first quarter of 2020, CMS estimated the total Medicaid market to be approximately $684 billion in 2021, and estimates the market will grow to over $1.0 trillion by 2028. Medicaid spending is estimated to have increased by 5.5% in 2021 and is projected to increase at an average annual rate of 5.8% between 2021 and 2028. Due to the timing of the CMS report and highly uncertain nature of the pandemic, the aforementioned projections do not take into account the impact of COVID-19.

A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 11.3 million dual-eligible enrollees in 2020. These dual-eligible members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost sharing. Dual-eligibles also use more services due to their tendency to have more chronic health issues. We serve dual-eligibles through our ABD, LTSS, Medicare-Medicaid Plans (MMP), Medicare Advantage Dual Special Needs Plan (DSNP) and standard Medicare Advantage lines of business.

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

Medicare

We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries as well as through employer and union groups. The Medicare program provides healthcare coverage primarily to individuals age 65 or older, as well as to individuals with certain disabilities.

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

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star ratings (calculated in 2013), Medicare Advantage plans were required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment. The methodology and measures included in the Star ratings system can be modified by CMS annually and Star ratings thresholds are based on performance of Medicare Advantage plans nationally.

CMS estimated the total Medicare market was approximately $923 billion in 2021, and estimates the market will grow to approximately $1.6 trillion by 2028. Medicare spending is estimated to have increased 7.5% in fiscal 2021 and is projected to increase at an average annual rate of 7.7% between 2021 and 2028.

Medicare Prescription Drug Plan

We have contracted with CMS to serve as a plan sponsor offering stand-alone Medicare Part D PDP plans to Medicare-eligible beneficiaries. We offer PDPs in 50 states and the District of Columbia. Our PDPs offer national in-network prescription drug coverage, including a preferred pharmacy network, subject to limitations in certain circumstances.

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

International

We have an international presence in the United Kingdom (UK), Spain, and Slovakia. In July 2021, we acquired the remaining interest in Circle Health, which includes BMI Healthcare and represents one of the UK’s largest independent hospital operators. Also, in the UK, we have subsidiaries operating as part of Operose Health Group, which includes AT Medics Holdings, representing one of the largest provider networks in the country and delivering medical and community based services in the primary care sector of the National Health Service (NHS), which is the publicly funded, national healthcare system for England. Our presence in Spain is mainly associated with our subsidiaries operating as part of the Ribera Salud Group, which manages health administration concessions and private hospitals in various regions in Spain. Ribera Salud Group also holds a noncontrolling investment in Slovakia, which provides radiology services in the region. As previously disclosed, we are exploring strategic alternatives for our international business as part of our portfolio review.

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

•Innovative Technology and Scalable Systems. The ability to access data and translate it into meaningful information is essential to operating across a multi-state service area in a cost-effective manner. Our centralized information systems support our core processing functions under a set of integrated databases and are designed to be both replicable and scalable to accommodate organic growth and growth from acquisitions. We continue to enhance our systems in order to leverage the platforms we have developed for our existing states for configuration into new states or health plan acquisitions. We believe our predictive modeling technology enables our population health management operations to proactively case and disease manage specific high risk members. It can recommend medical care opportunities using a mix of company defined algorithms and evidence based medical guidelines. Interventions are determined by the clinical indicators, the ability to improve health outcomes, and the risk profile of members. We believe our integrated approach helps to assure that consistent sources of claim and member information are provided across all of our health plans. Our membership and claims processing systems are capable of expanding to support additional members in an efficient manner. We continue to design and deploy enhanced capabilities that we expect will streamline and digitize the member and provider experience, increase satisfaction and deliver administrative efficiencies.

•Financial Strength and Scale. We are a large healthcare enterprise with $126.0 billion in revenue and $4.2 billion in operating cash flow in 2021. Our strong historical operating performance, size, and scale allow us to continue to invest in our businesses through technology, strategic acquisitions, and key resources that support our business, allowing us to navigate the changing healthcare landscape. We are a leader in many states, including in the four largest Medicaid states. We seek to continue to increase our Medicaid, Medicare and Health Insurance Marketplace membership through alliances with key providers, outreach efforts, development and implementation of community-specific products and targeted acquisitions.

•Diversified Business Lines. We continue to broaden our service offerings to address areas that we believe have been traditionally under-served by Medicaid and Medicare managed care organizations. In addition to our Medicaid and Medicare services, our service offerings include commercial programs, PDP, correctional healthcare services, government-sponsored care under federal contracts with the Department of Defense (DoD), and other various specialty services. Through the utilization of a multi-business line approach, through products such as Ambetter Value, we are able to improve the quality of care, improve outcomes, diversify our revenues and help control our medical costs. In 2021, we served members in all 50 states through hundreds of product solutions and are constantly evaluating new opportunities for expansion.

•Localized Approach with Centralized Support Infrastructure. We take a localized approach to managing our subsidiaries, including provider and certain member services. This approach enables us to facilitate access by our members to high quality, culturally sensitive healthcare services. Our systems and procedures have been designed to address these community-specific challenges through outreach, education, transportation and other member support activities. For example, our community outreach programs work with our members and their communities to promote health and self-improvement through education on how best to access care. We complement this localized approach with a centralized infrastructure of support functions such as finance, information systems and claims processing, which allows us to minimize selling, general and administrative (SG&A) expenses and to integrate and realize synergies from acquisitions. We believe this combined approach allows us to efficiently integrate new business opportunities in both Managed Care and Specialty Services, while maintaining our local accountability and improved access.

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

•Managed care expertise in government subsidized programs. Our expertise in government-sponsored programs has helped us establish and maintain strong relationships with our constituent communities of members, providers and state governments. We provide access to services through local providers and staff that focus on the cultural norms of their individual communities. To that end, systems and procedures have been designed to address community-specific challenges through outreach, education and other member support activities.

•Improved quality and medical outcomes. We have implemented programs to enhance the ability of providers to improve the quality of healthcare delivered to our members. This is demonstrated through health plan accreditations, such as NCQA and Medicare Star ratings, and various program awards.

•Timely payment of provider claims. We are committed to ensuring that our information systems and claims payment systems meet or exceed state requirements. We continuously endeavor to update our systems and processes to improve the timeliness of our provider payments.

•Provider outreach and programs. Our health plans have adopted a value-based approach where network providers are actively incentivized by provisions for additional payments to the providers or reimbursement from the providers based upon their performance in cost and quality measures. Value-based collaboration with providers leads to improved quality outcomes and reduced administrative burden.

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

Member Programs and Services

We recognize the importance of member-focused delivery of quality managed care services. Our locally-based staff assists members in accessing care, coordinating referrals to related health and social services and addressing member concerns and questions. Covered healthcare benefits vary from customer to customer and program to program.

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

•Chronic Conditions aims to improve the health and quality of life for members with diabetes, asthma, chronic obstructive pulmonary disease (COPD), congestive heart failure, coronary artery disease, and/or hypertension. The program focuses on reducing emergent utilization and inpatient admissions by increasing treatment adherence, removing barriers to care, and enhancing self-management skills.

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

•Member Access Campaign is a nationwide effort focused on COVID-19 testing and vaccinations through events hosted by Centene health plans or their partners.

•MemberConnections is a community face-to-face outreach and education program designed to create a link between the member, provider and the care team to help identify potential challenges or risk elements to a member's health, such as social needs, nutritional challenges and health education gaps.

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

•Neighborhood, Environment and Social Traits (NEST) is a predictive model created by Centene, supported by artificial intelligence, using more than 200 geo-demographic characteristics as inputs that enables us to more proactively address risks and barriers to health that impact our members and the community as a whole, such as access to the COVID-19 vaccine and other necessary care.

•OpiEnd is a clinical program with a 98% accuracy rate designed to identify members at risk for an opioid abuse diagnosis based on a series of critical social and clinical indicators called the Opioid Risk Classification Algorithm (ORCA). Providers will leverage this risk score to flag members for case management and other appropriate interventions. High risk members identified by ORCA will receive educational outreach to provide evidenced-based resources to support pain addiction.

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

•Promotores Health Network (PHN) is a volunteer-driven community health network designed to improve the community's health through health education specific to health conditions impacting their local community and providing guidance and linkage to healthcare services and local resources. PHN provides face-to-face education to members where they live, shop, worship and congregate.

•Readmission Reduction aims to reduce preventable readmissions by ensuring optimal transitional care from acute and non-acute settings. The program focuses on post-hospitalization outreach, calls to members to verify they understand their discharge instructions, follow up with a Primary Care Physician (PCP), receive medication reconciliation, and, for the highest-risk members, linking with a Community Health Worker.

•Start Smart for Your Baby, or Start Smart, is our award winning prenatal and infant health program designed to increase the percentage of pregnant people receiving early prenatal care, reduce the incidence of low-birth-weight and pre-term babies, identify high-risk pregnancies, increase participation in the federal Women, Infant and Children program, prevent hospital admissions in the first year of life and increase well-child visits. This program has led to a 70% increase in the prediction of low birth weight babies resulting in reduced pregnancy complications, preterm deliveries and infant disease.

•Strong Beginnings addresses the rising U.S. rates of neonatal abstinence syndrome and neonatal opioid withdrawal syndrome. The program aims to support pregnant people at risk for substance use disorder through case management and care coordination, and to support their providers through incentives and plan of safe care guidance.

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

•The Neonatal Admissions Program is an extension of the Start Smart for Your Baby program with a focus on newborns who have a hospital stay longer than standard after delivery, including those with admissions to the Newborn Intensive Care Unit (NICU). The program strives for timely identification of neonatal admissions to coordinate care and provide member education, resources and member-specific care plans to keep both birth parent and baby safe and healthy in the home environment upon discharge from the hospital.

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

•Under our capitated contracts providers can be paid a set amount for their services as outlined in their respective provider agreements. A provider group's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law and the regulatory environment, it may be necessary for us to pay such claims.

•Under value-based arrangements, providers can be paid under either a capitated or fee-for-service model. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based upon their performance in cost and quality measures.

In addition, we maintain a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract. Services are primarily provided on a fee-for-service basis.

We often start our provider relationships in a pay-for-performance arrangement before we transition to a risk-sharing arrangement, which is based on the total cost of care. As we advance along this continuum, it strengthens our partnerships with our providers, enabling the delivery of high-quality care.

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

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, managing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention that, in turn, has helped to increase our membership base. The following are among the services we provide to support physicians:

•Provider Engagement Performance Tools and Processes lead to measurable improvements in quality and health outcomes, healthcare costs, and member satisfaction. High quality provider support and service levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panels. We meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcomes. Our tools also allow the physician and others to see where they stand within their value-based contract.

•Our Integrated Care Model is member-centric and managed by one care manager assigned to a member who looks at the total care for the member in a holistic manner. This single care manager will coordinate all care for that member including behavioral health, medical health, and home-based primary care in accordance with an individualized, integrated care plan. This care manager also coordinates meetings with the member's integrated care team to assess and alter the care plan as needed. This results in better clinical outcomes and improved member satisfaction.

•The Provider Portal provides claims and eligibility research, prior authorizations, member panels, care gaps, patient analytics, and provider analytics meant to drive provider engagement and improved patient outcomes. Data and reporting are delivered via a secure, user-friendly web-based provider portal. This is provided through our suite of technology platforms.

Our contracted physicians also benefit from several of the services offered to our members, including the MemberConnections, EPSDT case management and population health management programs. For example, the MemberConnections staff facilitates doctor-patient relationships by connecting members with physicians, the EPSDT programs encourage routine checkups for children with their physicians and the population health management programs assist physicians in managing their patients with chronic disease.

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

Quality Management

Our population health programs focus on improving quality of care in areas that have the greatest impact on our members. We employ multiple strategies, including care coordination and complex case management, which are tailored to meet the individual needs of our members as well as address the unique health needs within the communities where we serve. We promote local physician participation in quality improvement through physician committees chaired by local physician leaders. This structure ensures clinical oversight and is critical to the success of any clinical quality improvement program.

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

It is our objective to provide access to the highest quality of care for our members. As a validation of that objective, we pursue accreditation by independent organizations that have been established to promote healthcare quality. NCQA Health Plan Accreditation and URAC Health Plan Accreditation programs provide unbiased, third party reviews to verify and publicly report results on specific quality care metrics. Accreditation is only one measure of our ability to provide access to quality care for our members. In 2021, we achieved accreditation in 31 of 33 eligible states for at least one product (Medicare, Medicaid, or Commercial, including Health Insurance Marketplace).

CMS developed the Medicare Advantage Star ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality.

•For the 2021 Star rating (calculated in 2020 for the quality bonus payment in 2022), two contracts received 4.5 out of 5.0 Stars, three contracts received 4.0 Stars, 17 contracts received 3.5 Stars, and 13 contracts received 3.0 Stars. In addition, for the 2021 Star rating, we carry a 3.5 Star parent organization rating. Approximately 30% of our Medicare members are in a 4.0 star or above plan for the 2022 bonus year.

•For the 2022 Star rating (calculated in 2021 for the quality bonus payment in 2023), one contract received 5.0 out of 5.0 Stars, three contracts received 4.5 Stars, 11 contracts received 4.0 Stars, 23 contracts received 3.5 Stars, and eight contracts received 3.0 Stars. In addition, for the 2022 Star rating, we carry a 4.0 Star parent organization rating. Over 50% of our Medicare members are in a 4.0 star or above plan for the 2023 bonus year. The year-over-year increase in our Star quality ratings is primarily due to certain disaster relief provisions, which we do not expect to be applicable in future years. As a result, we expect to experience a meaningful decrease to our Star ratings for the 2023 Star rating year, which impacts the 2024 bonus year. We expect this to be followed by a subsequent increase to our Star ratings for the 2024 Star rating year, which impacts the 2025 bonus year.

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

•Pharmacy Solutions. Envolve Pharmacy Solutions utilizes innovative, flexible solutions and customized care management. We offer traditional pharmacy clinical and administrative services as well as comprehensive specialized pharmacy benefit services through our specialty pharmacy businesses, AcariaHealth and PANTHERx. Our traditional pharmacy benefits management program offers progressive services that are specifically designed to improve quality of care while containing costs. Services that we provide include drug utilization review, formulary and rebate management, patient and physician interventions and prior authorization services and analytics. We have announced our intention to transition Envolve Pharmacy Solutions from a pharmacy benefit manager to an enterprise center of excellence for our health plans, continuing standardization across clinical protocols and benefits administration. AcariaHealth, a specialty pharmacy, offers specialized care management services for complex diseases and enhances the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes. PANTHERx serves patients living with rare and orphan diseases through a comprehensive approach to delivering medications and clinical support.

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

•Data Analytics. Apixio, one of our healthcare analytics companies, offers, among other solutions, artificial intelligence (AI) technology which performs retrospective chart reviews for more accurate risk score submission to CMS. Apixio provides services to third party customers as well as our health plans. Interpreta uses its analytics engine to provide real-time insights to providers, care managers, and payers in the areas of member prioritization, quality management, and risk adjustment. Interpreta's solutions are used by our health plans and available for sale to third parties. These businesses continue to digitize the administration of healthcare and accelerate innovation and modernization across the enterprise.

•Behavioral, Pharmacy and Specialty Health. Magellan Health, which we acquired on January 4, 2022, provides carve-out management services for behavioral health, pharmacy, employee assistance plans and other areas of specialty healthcare including diagnostic imaging, musculoskeletal management, cardiac and physical medicine. These services are provided through Magellan's comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies and ancillary service providers.

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

•Federal Services. Health Net Federal Services has a Managed Support Contract in the West Region for the DoD TRICARE program. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses.

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

ENVIRONMENTAL, SOCIAL, HEALTH, GOVERNANCE AND CORPORATE RESPONSIBILITY

Centene's steadfast commitment to the environment, the health and social well-being of our communities, and our culture of sound and ethical corporate governance extends far beyond individual programs or initiatives. Through the delivery of high-quality healthcare to at-risk populations, our responsibilities to members, stakeholders, and our planet serve as a living expression of our purpose – transforming the health of communities, one person at a time. Continued focus on environmental, social, and governance (ESG) matters remain foundational to supporting our strategy and long-term value creation. These themes were vital in the development of Centene's Environmental, Social, Health, and Governance (ESHG) Strategic Framework (the Framework) which was established in 2020 and incorporates our commitment to healthy individuals and healthy communities. Implementation of the Framework is overseen by a board-level Environmental and Social Responsibility Committee and ESHG initiatives throughout the organization are driven by a cross-functional work group comprised of executive representatives. We issued an ESHG Report to the Community to communicate the value of our ESHG efforts in 2020; and in 2021, we issued a Task Force on Climate-related Financial Disclosures (TCFD) report outlining our governance structure, strategy, risks, opportunities, and metrics and target-setting related to managing climate change. In December 2021, we issued our first Sustainability Accounting Standards Board (SASB) Index report aligned with the SASB Managed Care standard, providing meaningful sustainability information to our stakeholders. Centene’s Framework enables us to align our business strategy and long-term planning with our commitments to protect our planet, serve our communities, cultivate healthier lives, and live our values. Interested parties can find our ESG / ESHG-related reports within the Investors section of our website, the URL of which is https://investors.centene.com/esg. Please note: Nothing on our website, including our ESG / ESHG reports or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

The process for obtaining authorization to operate as a managed care organization, health insurance plan, prescription drug plan, pharmacy or provider organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, proper billing, complaint procedures, and an adequate provider network and procedures for covering emergency medical conditions. For example, under both state managed care organization statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other managed care organization businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including, without limitation, changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

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

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a fee) on health insurers based on prior year net premiums written in years when imposed (the health insurer fee or HIF); the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and the optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. In December 2018, a partial summary judgment ruling in Texas v. United States of America held that the ACA's individual mandate requirement was essential to the ACA, and without it, the remainder of the ACA was invalid (i.e., that it was not "severable" from the ACA). That decision was appealed to the Fifth Circuit, which ruled in December 2019 that the individual mandate was unconstitutional after Congress eliminated the individual mandate penalty, and remanded the case to the district court for additional analysis on the question of severability. The U.S. Supreme Court heard oral arguments in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect. For a further discussion of the ACA, see "Risk Factors - Significant changes or judicial challenges to the ACA could materially and adversely affect our results of operations, financial position and cash flows".

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

Marketplace Contracts

We operate in 27 states under federally-facilitated marketplace contracts with CMS and state-based exchanges. Both contract types are renewable on an annual basis.

We operate under a contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as Arkansas Works).

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

HUMAN CAPITAL RESOURCES

As the pace of change, complexity and uncertainty in the broader environment accelerates, we continue our strong investment in creating a purpose-driven culture and attracting, developing and retaining top talent with diverse voices and experiences. We seek out individuals with ambition for extraordinary impact and believe every employee is a leader and is critical to helping us transform the health of communities for those we serve. Our entrepreneurial spirited workforce is driven by a steadfast commitment to a diverse, equitable, inclusive and safe workplace, and is enabled through robust talent development programs, supported by competitive compensation, benefits and health and well-being programs, and is optimized by full alignment with our purpose, values and strategy through meaningful connections between our employees and their communities.

As of December 31, 2021, we had approximately 72,500 full-time equivalent (FTE) employees. During fiscal 2021, the number of employees increased primarily due to the international expansion offset by the divestiture of USMM. During fiscal 2021, our voluntary turnover rate was less than 17%.

Diversity, Equity and Inclusion

We believe that a diverse workforce and equitable and inclusive environment enables competitive advantage and fuels improved service, innovation and performance with all stakeholders. We thoughtfully engage diverse talent across Centene, preparing women and underrepresented employees for leadership roles, and hiring diverse candidates who have a passion for serving our members and ambition for extraordinary impact.

We have a wide range of programs focused on early identification and accelerated development of diverse talent, including our Employee Inclusion Groups (EIGs), which help us further enhance our inclusive workforce culture. These voluntary, employee led groups support the attraction, development and retention of talent at all levels. EIGs provide professional and leadership opportunities, contribute to community engagement initiatives and support business innovation and corporate best practices. Our EIGs are key drivers of Centene's culture. Because of their significant value to us, we support EIGs through leadership involvement, work time and space, resources and executive mentors. Today, there are over 10,000 members across all five EIGs providing professional and leadership development opportunities for women, military veterans, individuals with disabilities, LGBTQ+ and multicultural employees. Each EIG offers mentorship programs aligned with our leadership model and bring in unique lived experiences in an effort to ensure we are meeting employees at their level to deliver the best outcomes for their development. EIGs also partake in networking events, training programs, fireside chats and panels addressing current issues and other development opportunities for their members. In 2021, our EIGs produced more than 250 development programs ranging from panel discussions to personal development workshops.

Our team of talent advisors are responsible for leading the end-to-end search process, and leveraging our resources, tools and technologies to help our hiring leaders carefully consider the capabilities required to continue to propel our organization forward. Centene's talent advisors, in partnership with hiring leaders, work to nurture a pipeline that connects us to a diverse workforce. All of our talent advisors receive training to become Certified Diversity Recruiters and this past year, several participated in the Association of Talent Acquisition Professionals Diversity, Equity and Inclusion (DEI) Excellence Program. The program empowers talent advisors to further their capabilities and bring DEI talent acquisition best practices into their respective organizations.

In 2022, we released our 2021 Diversity, Equity & Inclusion Annual Report, which may be reviewed for more detailed information regarding our Human Capital programs and initiatives. Interested parties can find our 2021 Diversity, Equity & Inclusion Annual Report within the Investors section of our website, the URL of which is https://www.centene.com/who-we-are/corporate-facts-reports.html. Please note: Nothing on our website, including our Diversity, Equity and Inclusion Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Workforce Well-Being and Support

Centene keeps the health and well-being of our employees as one of the main driving factors of business decisions. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that provide protection and security when events arise that may require time away from work or that impact our employees' financial well-being; that support their physical and mental health; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

For nearly two years, our workforce has demonstrated resilience, courage, and leadership as we've navigated the pandemic and provided uninterrupted service to our members, with more than 90% of our workforce working from home. In 2021, based on feedback from our employees, we enhanced our benefits to provide employees with permanent remote working options and enhanced hybrid working arrangements. We also continued to offer the enhanced employee benefits implemented in 2020, such as: our Medical Reserve Leave policy; providing clinical staff paid leave and benefits for up to three months of volunteer service; additional paid leave for employees caring for a family or household member affected by COVID-19; covering screening, testing, treatment, and vaccination for COVID-19; and employees were offered up to a $1,000 discount to their health insurance premiums if they completed healthy behaviors, including receiving a COVID-19 vaccination. Importantly, we continued to support employees with virtual programming focused on a variety of well-being topics and further developed our employee resource site to provide increased access to well-being resources. As part of our employee resources, we established a highly trained, dedicated COVID-19 concierge team to support employee’s well-being and provide easy access to professionals to respond to COVID-related questions.

Compensation and Benefits

Our compensation and benefits programs are market competitive and designed to attract and retain talent. Our overall compensation philosophy is to pay for performance by linking the achievement of both Company and individual goals to total compensation. In addition to base pay, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan and a 401(k) plan.

Our benefits cover various aspects of an employee’s life to help them live healthy. These include medical, dental and vision insurance, short- and long-term disability, supplemental accidental death and dismemberment and life insurance, wellness program, flexible spending accounts, parental leave and caregiver leave.

We also offer benefits to help employees achieve optimum work-life balance. These include vacation, paid personal and sick time, paid company holidays, paid community volunteer time, an employee assistance program, tuition reimbursement/educational assistance, adoption reimbursement, on-site fitness centers or a discount at local fitness centers.

Talent Development

Through our robust talent infrastructure, we continue working to deepen and prepare our diverse talent bench and workforce, which is necessary to support our Value Creation Plan and business strategy. We believe every employee is a leader and is critical to our success in transforming communities. Our leadership model sets expectations for what it means to lead at Centene and through Centene University, we build skills for how to lead. Centene is committed to developing a workforce who can thrive in the evolving world of work, enabling our organization to further accelerate growth, inclusivity, and innovation. Through Centene University, we've designed learning and development at scale, using new digital tools, real-time virtual learnings and customized leadership development programs, accessible to all employees, in a modern learning environment. Employees can explore more than 10,000 resources on a variety of leadership and skill development topics. Additionally, in 2021, we further emphasized critical skills needed to future-ready our talent through our flagship leadership program, APEX. This multi-day, business-led leadership development program was redesigned into a virtual environment, ensuring further emphasis and development on key capabilities (e.g., customer-centricity, innovation at scale, inspirational leadership and emotional and social intelligence) necessary to future-ready the organization.

In addition to building new workforce skills, we utilize our ongoing enterprise talent reviews, succession planning, career development planning and comprehensive workforce analytics to provide insights to senior leaders to inform actions and drive intentional talent results through our People Plans, the integrated human capital component of our annual operating plans.

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

With a largely remote workforce in 2020 and 2021, we took additional steps to ensure a highly connected workforce, including monthly forums for people leaders, weekly communications for all employees, and employee programming to help amplify multiple perspectives and lived experiences. Our monthly speaker series provides for one-hour virtual events featuring a variety of Centene and community leaders, offering employees an opportunity to learn ways to build more inclusive behaviors in their daily lives. We hold a Real Talk series focused on honest dialogue about pressing issues impacting diversity, equity and inclusion at our company and in our communities. As part of our commitment to honoring rich histories, cultures and heritages in our communities, we host a monthly history and heritage month speaker series.

In our most recent Shaping Centene Employee Engagement pulse survey, 81% of employees reported strong engagement, surpassing the average Fortune 100 benchmark companies (benchmark data from 2018-2020). Based on their responses, we surpassed the 75th percentile of Fortune 100 benchmark companies in a number of areas, including but not limited to the Company's commitment to and people leaders support of diversity, equity and inclusion in the workplace, and having a clear understanding of the Company's goals and objectives.

Information about our Executive Officers

The following table sets forth information regarding our executive officers, including their ages, at February 18, 2022:

Name	Age	Position
Michael F. Neidorff	79	Chairman and Chief Executive Officer
Andrew L. Asher	53	Executive Vice President, Chief Financial Officer
Mark J. Brooks	52	Executive Vice President and Chief Information Officer
Brandy L. Burkhalter	49	Executive Vice President
Katie N. Casso	40	Senior Vice President, Corporate Controller and Chief Accounting Officer
Christopher A. Koster	57	Executive Vice President, General Counsel and Secretary
Brent D. Layton	54	President and Chief Operating Officer
Sarah M. London	41	Vice Chairman, Centene Board of Directors
David P. Thomas	56	Executive Vice President, Markets
Colin A. Toney	36	Executive Vice President, Mergers and Acquisitions

Michael F. Neidorff. Mr. Neidorff has served as our Chairman and Chief Executive Officer since September 2021. Mr. Neidorff served as Chairman, President and Chief Executive Officer from April 2019 to September 2021. From November 2017 to April 2019, he served as our Chairman and Chief Executive Officer. From May 2004 to November 2017, he served as Chairman, President and Chief Executive Officer. He served as President, Chief Executive Officer and as a member of our Board of Directors from May 1996 to May 2004. In July 2021, Mr. Neidorff informally communicated to the board that he may decide for personal reasons to step down before the end of his contract, after which the board and Mr. Neidorff established a succession planning initiative to ensure a full continuity plan. This succession planning process was discussed in the Company’s Preliminary Prospectus Supplement, filed July 29, 2021. Subsequently, in December 2021, Mr. Neidorff communicated his intent to retire as Chief Executive Officer in 2022. Mr. Neidorff will serve as Executive Chairman throughout the remainder of 2022, upon his retirement as Chief Executive Officer.

Andrew L. Asher. Mr. Asher has served as our Executive Vice President, Chief Financial Officer since May 2021. From January 2020 to May 2021, he served as Executive Vice President, Specialty. Prior to joining Centene, he served as the Chief Financial Officer of WellCare from November 2014 to January 2020.

Mark J. Brooks. Mr. Brooks has served as our Executive Vice President and Chief Information Officer since November 2017. From April 2016 to November 2017, he served as Senior Vice President and Chief Information Officer. Prior to joining Centene, he served as the Chief Information Officer at Health Net from 2012 to 2016.

Brandy L. Burkhalter. Ms. Burkhalter has served as our Executive Vice President since June 2018. From December 2015 to June 2018, she served as Executive Vice President, Internal Audit & Risk Management.

Katie N. Casso. Ms. Casso has served as our Senior Vice President, Corporate Controller and Chief Accounting Officer since April 2021. From January 2016 to March 2021, she served as Vice President, Assistant Controller.

Christopher A. Koster. Mr. Koster has served as Executive Vice President, Secretary and General Counsel since December 2021. From February 2020 to December 2021, he served as Senior Vice President and General Counsel. From February 2017 to February 2020, he served as Senior Vice President, Corporate Services. Prior to joining Centene, Mr. Koster served as Missouri Attorney General for eight years.

Brent D. Layton. Mr. Layton has served as our President and Chief Operating Officer since September 2021. He served as President of Centene U.S. Health plans, Products and International and Executive Vice President from March 2021 to September 2021. From January 2021 to March 2021, he served as Executive Vice President, Markets, Products, International, and Chief Business Development Officer. From July 2016 to December 2020, he served as Executive Vice President and Chief Business Development Officer. From September 2011 to June 2016, he served as Senior Vice President, Business Development.

Sarah M. London. Ms. London has served as our Vice Chairman since September 2021. She served as President, Centene Health Care Enterprises and Executive Vice President, Advanced Technology from March 2021 to September 2021. From September 2020 to February 2021, she served as Senior Vice President, Technology Innovation and Modernization. Prior to joining Centene, she served as both Senior Principal and Partner for Optum Ventures from May 2018 to March 2020 and Chief

Product Officer of Optum from March 2016 to May 2018. From March 2014 to March 2016, she served as Vice President, Client Management and Operations for Humedica.

David P. Thomas. Mr. Thomas has served as our Executive Vice President of Markets since October 2019. From January 2019 through October 2019, he served as President and Chief Executive Officer of Fidelis Care. From May 2018 to December 2018, he served as President of Fidelis Care. He also previously served as Chief Operating Officer for Fidelis Care from January 2012 through April 2018.

Colin A. Toney. Mr. Toney has served as our Executive Vice President, Mergers and Acquisitions since July 2021. From July 2020 through July 2021, he served as Senior Vice President, Enterprise Strategy Group. From June 2018 through June 2020, he served as Regional Vice President, Mergers and Acquisitions. Prior to joining Centene, he served as Vice President at Allen & Company, where he worked for eight years.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission, or SEC. We make these filings available on our website free of charge, the URL of which is https://www.centene.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (https://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Please note: Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company. Unless the context otherwise requires, the terms the "Company," "we," "us," "our" or similar terms and "Centene" refer to Centene Corporation, together with its consolidated subsidiaries.

Risks Relating to Our Business

Our business could be materially adversely affected by the effects of widespread public health pandemics, such as COVID-19.

Public health pandemics or widespread outbreaks of contagious diseases, such as COVID-19, could materially adversely impact our business. Our business has been affected by the spread of COVID-19, and the extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19, (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the costs of prevention and treatment of COVID-19 and the potential that we will not receive government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee retention, mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including laws, regulations and emergency orders, such as stay at home orders, physical distancing requirements, forced business closures and vaccine requirements or mandates and directives related to the timing and scope of vaccine distribution), among other factors. In addition, increased utilization patterns (including deferred demand) have had, and may continue to have, an impact on our business as members' pattern of seeking healthcare fluctuates. For example, risk adjustment could be adversely impacted by COVID-19 related impacts such as disrupted member utilization patterns, access to members for in-home assessments and regulatory changes such as the retroactive disallowance of Hydroxychloroquine adversely impacting our second quarter 2021 results. Additionally, the spread of COVID-19 has previously caused disruption and volatility in the global capital markets, and future disruptions could adversely impact our access to capital. Similarly, a decline in interest rates has reduced, and could further reduce, our investment income. Finally, the impact of the above items on our government partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, including our financial position, results of operations and cash flows.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, in October 2021, the CMS published updated Medicare Star quality ratings for the 2022 rating year. Over 50% of our Medicare members are in a 4 star or above plan for the 2023 bonus year, compared to approximately 30% for the 2022 bonus year, and 46% for the 2021 bonus year. The increase in Star quality ratings for the 2022 rating year is primarily due to certain disaster relief provisions, which we do not expect to be applicable in future years. As a result, we expect to experience a meaningful decrease to our Star ratings for the 2023 Star rating year, which impacts the 2024 bonus year. Our quality bonus and rebates may be negatively impacted and the attractiveness of our Medicare Advantage plans may be reduced if we are unable to maintain or improve these ratings.

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

Although we do not anticipate that a single-payer health insurance system or other major healthcare reform provisions will be enacted by the current Congress or state regulators, certain members of Congress and certain state regulators have proposed legislative initiatives that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. Additionally, the potential impact of the current administration on healthcare reform efforts is unknown. We are unable to predict the nature and success of these or other initiatives or political changes, which could have an adverse effect on our business.

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial position and cash flows.

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our government-sponsored health programs revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, out-of-network utilization and pricing, hospital and pharmaceutical costs, unexpected events, such as disasters, the effects of climate change, major epidemics, pandemics or newly emergent diseases (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding the ACA, including legal challenges to the ACA or potential changes in premium subsidies.

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

Any failure to adequately price products offered or any reduction in products offered in the Health Insurance Marketplaces may have a material adverse effect on our results of operations, financial position and cash flows.

We may be adversely selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplace product, are subject to a high degree of estimation and variability, and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive marketplace over time, changes to member eligibility in the program design or changes in the financial incentives of individuals to participate in such products may exacerbate the uncertainty in these relatively new markets. For example, competitors seeking to gain a foothold in the changing market may introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, out-of-network costs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position and cash flows.

We derive a portion of our cash flow and gross margin from our prescription drug plan (PDP) operations, for which we submit annual bids for participation. The results of our bids could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are also subject to various reviews, audits and investigations to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit or investigation could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality Star ratings; harm to our reputation; or required changes to the way we do business. For example, March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefits management (PBM) services and violations of Ohio law relating to such contracts including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of nine states, including Ohio, to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. As a result of the settlement, the Ohio Attorney General's litigation against us was dismissed. Additionally, we are in discussions to bring final resolution to these concerns in other affected states. Consistent with those discussions, we recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to the issue, inclusive of the above settlements and rebates that we determined in the course of the matter are payable across our products. Notwithstanding such settlement and other ongoing discussions, additional claims, reviews or investigations relating to our PBM business may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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

Execution of our value creation strategy may create disruptions in our business.

Our value creation strategy has included, and may continue to include the acquisition and expansion of health plans participating in government sponsored healthcare programs and specialty services businesses, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. While we may continue to pursue opportunistic acquisitions to expand into new geographies and complementary business lines as well as to augment existing operations, our acquisition strategies may shift as we implement our Value Creation Plan. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected or may not achieve timely profitability. We also face the risk that we will not be able to effectively integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems, including due to conditions on regulatory approval of such acquisitions, and we may need to divert more management resources to integration than we planned.

In connection with start-up operations and system migrations, we may incur significant expenses prior to commencement of operations and the receipt of revenue. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place and demonstrate our ability to administer a state contract and process claims. We may experience delays in operational start dates, including those related to the impacts of COVID-19. As a result of these factors, start-up operations may decrease our profitability. The timing of operating our new East Coast headquarters in Charlotte, and the expected benefits of its completion, may also be negatively impacted as a result of these factors.

Although our Value Creation Plan is designed to enable us to build upon our strong foundation and unlock value and drive margin expansion through various initiatives, including, without limitation, targeted SG&A initiatives; share repurchases; divestitures; refinancing activities; using data-driven and innovative approaches to enhance efficiency, lower costs, and drive better health outcomes for our members and providers; streamlining procurement and improving our bid process; and further scaling through standardization of our operating model and consolidation of our platform, these initiatives are subject to a variety of risks including, without limitation: anticipated benefits not being realized or not at the levels or on the timing anticipated; that implementation will be materially delayed or more difficult than expected; the diversion of management’s time and attention; and initiatives being more expensive to complete than anticipated, including as a result of unexpected factors or events.

If we are unable to effectively implement or integrate our value creation strategy, including as a result of the continued impact of COVID-19, our future growth will suffer and our results of operations could be harmed.

If competing managed care programs are unwilling to purchase specialty services from us, we may not be able to successfully implement our strategy of diversifying our business lines.

We have sought and continue to seek to diversify our business lines into areas that complement our government sponsored health plan business in order to grow our revenue stream and diversify our business. In order to diversify our business, we must succeed in selling the services of our specialty subsidiaries not only to our managed care plans, but to programs operated by third parties. Some of these third-party programs may compete with us in some markets, and they therefore may be unwilling to purchase specialty services from us. In any event, the offering of these services will require marketing activities that differ significantly from the manner in which we seek to increase revenues from our government sponsored programs. Our ineffectiveness in marketing specialty services to third parties may impair our ability to execute our business strategy.

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

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could have a material adverse effect on our business.

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

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. We may be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. In July 2021, Mr. Neidorff informally communicated to the board that he may decide for personal reasons to step down before the end of his contract, after which the board and Mr. Neidorff established a succession planning initiative to ensure a full continuity plan. This succession planning process was discussed in the Company’s Preliminary Prospectus Supplement, filed July 29, 2021. Subsequently, in December 2021, Mr. Neidorff communicated his intent to retire as Chief Executive Officer in 2022. Mr. Neidorff will serve as Executive Chairman throughout the remainder of 2022, upon his retirement as Chief Executive Officer. While we have succession plans in place for members of our executive and senior management team, including our Chief Executive Officer in 2022, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management team or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Managed Care and Specialty Services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives and senior management, our business and financial position, results of operations or cash flows could be harmed.

Risks Relating to Regulatory and Legal Matters

Reductions in funding, changes to eligibility requirements for government sponsored healthcare programs in which we participate and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our results of operations, financial position and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Under most programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 ("sequestration"), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029. The Coronavirus Aid, Relief, and Economic Security Act of 2020 temporarily suspended the Medicare sequestration for the period of May 1, 2020 through December 31, 2020, while also extending the mandatory sequestration policy by an additional one year, through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021, and the Protecting Medicare and American Farmers from Sequester Cuts Act passed in December 2021 extended the sequester through March 31, 2022 and will adjust the sequester to 1% between April 1, 2022 and June 30, 2022.

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

Finally, changes in these programs could change the number of persons enrolled in or eligible for these programs and increase our administrative and healthcare costs under these programs. For example, we expect Medicaid eligibility redeterminations, which have been suspended during COVID, to begin in 2022, which we expect to reduce our membership. Maintaining current eligibility levels could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial position and cash flows.

Significant changes or judicial challenges to the ACA could materially and adversely affect our results of operations, financial position and cash flows.

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the ACA has faced, and continues to face, administrative, judicial and legislative challenges to repeal or change certain of its significant provisions. Changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial position, results of operations or cash flows.

Among the most significant of the ACA's provisions was the establishment of the Health Insurance Marketplace for individuals and small employers to purchase health insurance coverage that included a minimum level of benefits and restrictions on coverage limitations and premium rates, as well as the expansion of Medicaid coverage to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. The Department of Health and Human Services (the HHS) additionally indicated that it would consider a limited number of premium assistance demonstration proposals from states that want to privatize Medicaid expansion. Several states in which we operate have obtained Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law, with additional states pursuing Section 1115 waivers regarding eligibility criteria, benefits, and cost-sharing, and provider payments across their Medicaid programs. Litigation challenging Section 1115 waiver activity for both new and previously approved waivers is expected to continue both through administrative actions and the courts.

There have been significant efforts from the previous administration to repeal or amend certain provisions of the ACA through changes in regulations. Such initiatives included repeal of the individual mandate effective in 2019, as well as easing the regulatory restrictions placed on short-term health plans and association health plans (AHPs), which plans often provide fewer benefits than the traditional ACA insurance benefits.

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

It remains uncertain whether the current administration will propose changes to restrict these insurance plan options that are not required to meet ACA requirements, and what the impact of such potential changes may be. There have also been efforts by the previous administration to address the ACA's non-deductible tax imposed on health insurers based on prior year net premiums written (the HIF). Congress passed a spending bill in December 2019, which repealed the health insurance tax indefinitely, effective in 2021.

The constitutionality of the ACA itself continues to face judicial challenge. The ultimate content, timing or effect of any potential future legislation or litigation and the outcome of other lawsuits cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the ACA, the American Rescue Act, enacted on March 11, 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Act authorized an additional $1.9 trillion in federal spending to address the COVID-19 public health emergency, and contained several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain. The American Rescue Act enhanced eligibility for the advance premium tax credit for certain enrollees in the Health Insurance Marketplace currently expires on December 31, 2022, and if it is not extended, our Health Insurance Marketplace membership may be reduced.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of additional new legislation, regulation, executive action or litigation, including those related to extending enrollment periods, increasing eligibility in the program design, changing the eligibility and amount of the advanced premium tax credit and expanding navigator services, could impact our business and results of operations adversely or in other ways that we do not currently anticipate.

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

Additionally, the taxes and fees paid to federal, state local and international governments may increase due to several factors, including: enactment of, changes to, or interpretations of tax laws and regulations, audits by governmental authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

We are often required to maintain a minimum HBR or share profits in excess of certain levels, which may be retroactive. In certain circumstances, our plans have returned premiums back to the states, enrollees or other beneficiaries in the event profits exceed established levels or HBR does not meet the minimum requirement. The amount of premium returned may include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. On November 13, 2020, CMS finalized revisions to the Medicaid managed care regulations, many of which became effective in December 2020. While not a wholesale revision of the 2016 regulations, the November 2020 final rule adopted changes in areas including network adequacy, beneficiary protections, quality oversight, and the establishment of capitation rates and payment policies. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial position and cash flows.

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

We provide PBM and specialty pharmacy services, including through our Envolve Pharmacy Solutions product and Magellan Health. These businesses are subject to federal and state laws and regulations that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of nine states, including Ohio, to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we are in discussions to bring final resolution to these concerns in other affected states. Consistent with those discussions, we recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that we determined in the course of the matter are payable across our products. Notwithstanding such settlement and other ongoing discussions, additional claims, reviews or investigations relating to our PBM business may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all.

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

We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and could adversely affect our business.

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims related to network adequacy, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, protests and appeals related to Medicaid procurement awards, employment-related disputes, including wage and hour claims, submissions to state agencies related to payments or state false claims acts and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. For example, in March 2021, the State of Ohio filed a civil action against us. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. We have reached no-fault agreements with the Attorneys General of nine states, including Ohio, to resolve claims made by the states related to services provided by Envolve, our pharmacy benefits manager subsidiary. As a result of the settlement, the Ohio Attorney General’s litigation against us was dismissed. Additionally, we are in discussions to bring final resolution to these concerns in other affected states. Consistent with those discussions, we recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that we determined in the course of the matter are payable across our products. Additional claims, reviews or investigations relating to our PBM business may be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time consuming and require significant attention from our management, and could therefore have a material adverse effect on our business and financial position, results of operations or cash flows.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal, state and international laws, regulations, rules and contractual requirements regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009, the Gramm-Leach-Bliley Act, and the European Union's General Data Protection Regulation, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in 2021, we learned that Accellion, a third-party data transfer provider with whom we contract, had a system vulnerability that resulted in unauthorized access to certain sensitive data of our customers, including protected health information, as well as unauthorized access to the data of several of Accellion’s other clients. This incident led to putative class action lawsuits that were filed against us and our subsidiaries, Health Net, LLC, Health Net of California, Inc., Health Net Life Insurance Company, Health Net Community Solutions, Inc., and California Health & Wellness, and Accellion on behalf of the affected customers. We do not believe that this incident is likely to have a material adverse effect on our business, reputation, results of operations, financial position and cash flows. However, there can be no assurance that this incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject us to state, federal, or international agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial position and cash flows.

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

In the past, the securities and credit markets have experienced extreme volatility and disruption, including due to the effects of COVID-19. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing revolving credit facility.

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

As of December 31, 2021, we had consolidated indebtedness of $18.8 billion. We may further increase our indebtedness in the future.

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

Changes in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or our results of operations or financial condition.

As of December 31, 2021, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR, which is in the process of being phased out. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR. Banks currently reporting information used to set U.S. dollar LIBOR are currently expected to stop doing so during 2023, and in 2021, the U.S. Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021.

While various bodies, including government agencies, are seeking to identify an alternative rate to replace LIBOR, including the Secured Overnight Financing Rate (SOFR), there is uncertainty regarding which alternative reference rate will replace LIBOR. We may need to amend certain agreements that use LIBOR as a benchmark, and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. Additionally, uncertainty as to the nature of the discontinuation or modification of LIBOR, alternative reference rates or other reforms could have an adverse impact on the market for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Risks Associated with Mergers, Acquisitions, and Divestitures

Mergers and acquisitions may not be accretive and may cause dilution to our earnings per share, which may cause the market price of our common stock to decline.

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of acquisitions if, among other things, we are unable to achieve the expected cost and revenue synergies or growth in earnings, the operational cost savings estimates in connection with the integration of acquired businesses with ours are not realized as rapidly or to the extent anticipated, the transaction costs related to the acquisitions and integrations are greater than expected or if any financing related to the acquisitions is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the acquisitions, including the Magellan Acquisition, as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions.
The success of acquisitions we make, will depend, in part, on our ability to successfully combine the existing business of Centene with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.
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

Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures.

We regularly evaluate our portfolio in order to determine whether an asset or business is still consistent with our business strategy or whether there may be a more advantaged owner for that asset or business. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our business strategy. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or may become more difficult to execute due to conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. We could also incur higher costs or charges than planned or incur unexpected charges and could experience greater dis-synergies than expected, which could have a material adverse effect on our results of operations.

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate office headquarters buildings and land located in St. Louis, Missouri, which is used by each of our reportable segments, and we are in the process of completing our East coast headquarters in Charlotte, North Carolina. We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits. We believe our current facilities and expansion plans are adequate to meet our operational needs for the foreseeable future.

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

	2022 Stock Price (through February 18, 2022)		2021 Stock Price		2020 Stock Price
	High	Low	High	Low	High	Low
First Quarter	$86.81	$74.47	$70.26	$57.16	$68.64	$43.96
Second Quarter			75.25	59.33	74.70	53.83
Third Quarter			75.59	59.67	68.45	53.60
Fourth Quarter			85.44	60.81	72.31	57.56

As of February 18, 2022, there were 1,078 holders of record of our common stock.

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

During the fourth quarter of 2021, we used proceeds from divestiture of U.S. Medical Management (USMM) and cash on hand to repurchase 2.4 million shares of Centene common stock for $200 million through our stock repurchase program. We have $800 million remaining under the program for repurchases as of December 31, 2021.

Issuer Purchases of Equity Securities Fourth Quarter 2021 (shares in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate $ Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(2)
October 1 – October 31, 2021	3	$64.90	—	$1,000
November 1 – November 30, 2021	2	73.94	—	1,000
December 1 – December 31, 2021	3,012	82.42	2,402	800
Total	3,017	$79.10	2,402	$800

(1) Shares purchased through a publicly announced plan or program and shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) Our Board of Directors adopted a stock repurchase program which allows for repurchases of up to 14,160 thousand shares. As of January 2021, a remaining amount of 5,488 thousand shares were available under the program. In February 2021, the Company's Board of Directors approved an increase in the Company's existing share repurchase program for its common stock. With the increase, the Company was authorized to repurchase up to $1.0 billion worth of shares of the Company's common stock, inclusive of the previously approved stock repurchase program. A remaining amount of $800 million is available under the program. No duration has been placed on the repurchase program.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2016 to December 31, 2021 with the cumulative total return of the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index and the Standard & Poor's 500 over the same period. Standard & Poor's 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2016 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index, and the Standard & Poor's 500 and assumes the reinvestment of any dividends.

$300
$250
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Centene Corporation
New York Stock Exchange Composite Index
S&P Supercomposite Managed Healthcare Index
S&P 500

	December 31,
	2016	2017	2018	2019	2020	2021
Centene Corporation	$100.00	$178.55	$204.07	$222.55	$212.50	$291.68
New York Stock Exchange Composite Index	100.00	115.84	102.87	125.83	131.36	155.23
S&P Supercomposite Managed Healthcare Index	100.00	142.26	156.88	186.13	213.81	296.76
S&P 500	100.00	119.42	111.97	144.31	167.77	212.89

Centene Corporation closing stock price	$28.25	$50.44	$57.65	$62.87	$60.03	$82.40
Centene Corporation annual stockholder return	(14.1)%	78.5%	14.3%	9.1%	(4.5)%	37.3%

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

Item 6. Reserved.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2019, including year-to-year comparisons between the year ended December 31, 2020 and the year ended December 31, 2019. For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021.

EXECUTIVE OVERVIEW
General

We are a leading multi-national healthcare enterprise that is committed to helping people live healthier lives. We take a local approach - with local brands and local teams - to provide fully integrated, high-quality, and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals.

Results of operations depend on our ability to manage expenses associated with health benefits (including estimated costs incurred) and selling, general and administrative (SG&A) costs. We measure operating performance based upon two key ratios. The health benefits ratio (HBR) represents medical costs as a percentage of premium revenues, excluding premium tax and health insurer fee (HIF) revenues that are separately billed, and reflects the direct relationship between the premiums received and the medical services provided. The SG&A expense ratio represents SG&A costs as a percentage of premium and service revenues, excluding premium tax and health insurer fee revenues that are separately billed.

Prior to 2021, before the Affordable Care Act (ACA) health insurer fee repeal was effected, our insurance subsidiaries were subject to the HIF. We recognized revenue for reimbursement of the HIF, including the "gross-up" to reflect the non-deductibility of the HIF. Collectively, this revenue was recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF were not pass-through payments and were recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations. Due to the size of the health insurer fee, one of the primary drivers of the year-over-year variances discussed throughout this section is related to the repeal of the HIF in 2021.

Magellan Acquisition

On January 4, 2022, we acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan). Total consideration for the acquisition was approximately $2.6 billion, consisting of $2.5 billion in cash ($95.00 per share) and an estimated $67 million related to the fair value replacement equity awards associated with pre-combination service. The Magellan acquisition enables us to provide whole-health, integrated healthcare solutions to deliver better health outcomes at lower costs for complex, high-cost populations.

Acquisitions and Divestitures

In June 2019, we acquired 40% of Circle Health, one of the U.K.’s largest independent operators of hospitals. The initial 40% investment was accounted for as an equity method investment. In July 2021, we acquired the remaining 60% interest of Circle Health for $705 million. Beginning in July 2021, we consolidate 100% of Circle Health.

In the fourth quarter of 2020, we acquired PANTHERx and Apixio. PANTHERx is one of the largest and fastest-growing specialty pharmacies in the United States specializing in orphan drugs and treating rare diseases. PANTHERx and its management team operate independently as part of our Envolve Pharmacy Solutions business unit. Apixio is a healthcare analytics company offering artificial intelligence technology solutions. Apixio remains an operationally independent entity as part of our Health Care Enterprises group, bringing value to its clients and the industry, while also realizing the benefits of enhanced scale.

One of the primary drivers of the year-over-year variances discussed throughout this section are related to the acquisitions of Circle Health and PANTHERx.

In December 2021, we sold a majority stake in U.S. Medical Management, LLC (USMM) and recognized a pre-tax gain of $150 million. We believe this best positions USMM to expand its reach and impact while helping us to deliver on our Value

Creation Plan. We used proceeds from the divestiture of USMM and cash on hand to repurchase 2.4 million shares of Centene common stock for $200 million.

Value Creation Plan

As introduced in June 2021, the Value Creation Plan is designed to drive margin expansion by leveraging our scale and generating sustainable profitable growth. In order to execute the Value Creation Plan, we created the Value Creation Office, which includes members of executive leadership. The three major pillars of the Value Creation Plan are: SG&A expense savings, gross margin expansion and strategic capital management. The first pillar, SG&A expense savings, includes initiatives targeting improving productivity, driving efficiencies and reducing costs throughout the organization, including real estate optimization. The second pillar, gross margin expansion, will be achieved through initiatives including bid discipline, clinical initiatives, quality improvement and pharmacy cost management. The third pillar, strategic capital management, focuses on value-creating capital deployment activities such as share repurchases, portfolio optimization and debt and investment management.

COVID-19 Trends and Uncertainties

The COVID-19 outbreak has created unique and unprecedented challenges. In 2020, we saw significant decreases in traditional utilization as stay-at-home orders were put in place, partially offset by COVID-19 treatment costs. As stay-at-home orders were lifted and vaccinations became available in 2021, utilization has returned in varying degrees. As a result, one of the primary drivers of the year-over-year variances discussed throughout this section is related to COVID-19. In 2021, we launched several initiatives which encourage our health plan members, as well as all Americans, to receive the COVID-19 vaccine.

The impact of COVID-19 on our business in both the short-term and long-term is uncertain and difficult to predict. The outlook for 2022 depends on future developments, including but not limited to: the length and severity of the outbreak (including new variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, the timing and effectiveness of vaccinations and achievement of herd immunity, and the timing and rate at which members return to accessing healthcare. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From March 31, 2020 through December 31, 2021, our Medicaid membership has increased by 2.5 million members (excluding the new North Carolina membership). In addition, the pandemic has and continues to have the potential to impact the administration of state and federal healthcare programs, premium rates and risk sharing mechanisms. We continue to have active dialogues with our state partners to ensure our rates are actuarially sound.

Medical utilization continues to lack consistency and will be influenced by the intensity of additional waves of the pandemic. We continue to watch external trends closely, as COVID-19 costs could increase based upon macro trends. New variants and additional waves of the pandemic could create new dynamics and uncertainties around our expectations.

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

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2021 Highlights

Our financial performance for 2021 is summarized as follows:

•Year-end managed care membership of 26.6 million, an increase of 1.1 million members, or 4% over 2020.

•Total revenues of $126.0 billion, representing 13% growth year-over-year.

•Premium and service revenues of $118.0 billion, representing 14% growth year-over-year.

•HBR of 87.8% for 2021, compared to 86.2% for 2020.

•SG&A expense ratio of 8.6% for 2021, compared to 9.5% for 2020.

•Adjusted SG&A expense ratio of 8.4% for 2021, compared to 8.9% for 2020.

•Diluted EPS of $2.28 for 2021, compared to $3.12 for 2020.

•Adjusted Diluted EPS of $5.15 for 2021, compared to $5.00 for 2020.

•Operating cash flows of $4.2 billion, or 3.1 times net earnings, for 2021.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2021	2020

GAAP diluted EPS attributable to Centene	$2.28	$3.12
Amortization of acquired intangible assets	1.00	0.95
Acquisition related expenses	0.24	0.86
Other adjustments (1)	1.63	0.07
Adjusted Diluted EPS	$5.15	$5.00

(1)     Other adjustments include the following items:
2021:
(a) legal settlement expense and related legal fees of $1,264 million, or $1.76 per diluted share, net of an income tax benefit of $0.38;
(b) debt extinguishment costs of $125 million, or $0.16 per diluted share, net of an income tax benefit of $0.05;
(c) severance costs due to a restructuring of $54 million, or $0.06 per diluted share, net of an income tax benefit of $0.03;
(d) a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan of $62 million, or $0.08 per diluted share, net of an income tax benefit of $0.02;
(e) non-cash gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per diluted share, net of income tax expense of $0.00;
(f) non-cash impairment of our equity method investment in RxAdvance of $229 million, or $0.32 per diluted share, net of an income tax benefit of $0.07; and
(g) gain related to the divestiture of U.S. Medical Management (USMM) of $150 million, or $0.23 per diluted share, net of income tax expense of $0.02.

2020:
(a) debt extinguishment costs of $61 million, or $0.07 per diluted share, net of an income tax benefit of $0.04;
(b) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.10 per diluted share, net of income tax expense of $0.08; and
(c) non-cash impairment of $72 million, or $0.10 per diluted share, net of an income tax benefit of $0.02.

The following items contributed to our revenue and membership growth in 2021:

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

•Correctional. In July 2021, Centurion commenced a contract with the Indiana Department of Corrections. In October 2021, Centurion commenced a contract with the Idaho Department of Corrections. In November 2021, Centurion commenced a contract with the Missouri Department of Corrections. In July 2020, Centurion commenced a two-year contract with the Kansas Department of Administration to provide healthcare services in the Department of Corrections’ facilities. In April 2020, Centurion began providing medical services, behavioral healthcare, and substance abuse treatment within four prisons and six community corrections centers across the state of Delaware.

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

•Spain. In September 2021, our Spanish subsidiary, Ribera Salud, acquired the remaining 65% interest in Marina Salud, S.A., which is public-private partnership in Denia.

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

•In October 2020, CMS published Medicare Star quality ratings for the 2021 rating year. Approximately 30% of our Medicare members are in a 4.0 star or above plan for the 2022 bonus year compared to 46% for the 2021 bonus year.

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

•We experienced a decrease in our 2021 Health Insurance Marketplace membership driven primarily by a reduction of members in the state of Florida, resulting from price competition in three highly populated counties.

•Beginning in the second quarter of 2020, we experienced Medicaid state premium rate reductions and risk corridor actions as a result of the COVID-19 pandemic.

We expect the following items to contribute to our future results of operations:

•We expect to realize the benefit in 2022 of acquisitions, investments, and business commenced during 2021, as discussed above.

•In February 2022, our Louisiana subsidiary, Louisiana Healthcare Connections was awarded a Medicaid contract by the Louisiana Department of Health to continue administering quality, integrated healthcare services to members across the state. The contract is expected to commence in July 2022.

•In January 2022, we acquired all of the issued and outstanding shares of Magellan for a total purchase price of approximately $2.6 billion. The Magellan acquisition enables us to provide whole-health, integrated healthcare solutions to deliver better health outcomes at lower costs for complex, high-cost populations.

•In January 2022, our Nevada subsidiary, SilverSummit Healthplan, Inc., commenced the contract awarded from the Nevada Department of Health and Human Services - Health Care Financing and Policy to continue providing managed care services for its Medicaid Managed Care program in both Clark and Washoe Counties.

•In December 2021, we converted our equity method investment in RxAdvance, a pharmacy benefit manager, into a secured note receivable. This conversion was consistent with our focus on the simplification of our pharmacy operations.

•In October 2021, CMS published updated Medicare Star quality ratings for the 2022 rating year. Over 50% of our Medicare members are in a 4.0 star or above plan for the 2023 bonus year, compared to approximately 30% for the 2022 bonus year. This increase in Star quality ratings is primarily due to certain disaster relief provisions, which we do not expect to be applicable in future years. As a result, we expect to experience a meaningful decrease to our Star ratings for the 2023 Star rating year, which impacts the 2024 bonus year, followed by a subsequent increase to our Star ratings for the 2024 Star rating year, which impacts the 2025 bonus year.

•In October 2021, we announced the expansion of our Medicare Advantage offerings for 2022. Our Medicare plans expect to operate in 1,575 counties across 36 states in 2022, a 26% increase in counties and three new states compared to 2021.

•In August 2021, we announced that our North Carolina subsidiaries, Carolina Complete Health and WellCare of North Carolina, will coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans, which are expected to launch in December 2022, are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities.

•In August 2021, our Ohio subsidiary, Buckeye Health Plan, was awarded a Medicaid contract by the Ohio Department of Medicaid to continue servicing members with quality healthcare, coordinated services, and benefits. The contract is expected to commence in July 2022.

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

In addition, in December 2021, we sold a majority stake in USMM, our physician home health business. We believe this best positions USMM to expand its reach and impact while helping to deliver on our Value Creation Plan.

MEMBERSHIP

From December 31, 2020 to December 31, 2021, we increased our managed care membership by 1.1 million, or 4%. The following table sets forth our membership by line of business:

	December 31,
	2021	2020
Traditional Medicaid (1)	13,328,400	12,055,400
High Acuity Medicaid (2)	1,686,100	1,554,700
Total Medicaid	15,014,500	13,610,100
Commercial	2,602,600	2,633,600
Medicare (3)	1,252,200	955,400
Medicare PDP	4,070,500	4,469,400
International	597,600	597,700
Correctional	194,500	147,200
Total at-risk membership	23,731,900	22,413,400
TRICARE eligibles	2,874,700	2,877,900
Non-risk membership	4,000	231,600
Total	26,610,600	25,522,900

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health.
(2) Membership includes ABD, IDD, LTSS and MMP Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.

The following table sets forth additional membership statistics, which are included in the membership information above:

	December 31,
	2021	2020
Dual-eligible (4)	1,178,000	1,066,800
Health Insurance Marketplace	2,140,500	2,131,600
Medicaid Expansion	2,468,100	2,181,400

(4) Membership that is eligible for both Medicaid and Medicare benefits.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2021, and 2020, respectively, prepared in accordance with generally accepted accounting principles in the United States ($ in millions, except per share data in dollars):

	2021	2020	% Change 2020-2021
Premium	$112,319	$100,055	12%
Service	5,664	3,745	51%
Premium and service revenues	117,983	103,800	14%
Premium tax and health insurer fee	7,999	7,315	9%
Total revenues	125,982	111,115	13%
Medical costs	98,602	86,264	14%
Cost of services	4,894	3,303	48%
Selling, general and administrative expenses	10,166	9,867	3%
Amortization of acquired intangible assets	770	719	7%
Premium tax expense	8,287	6,332	31%
Health insurer fee expense	—	1,476	n.m.
Goodwill and intangible impairment	229	72	218%
Legal settlement	1,250	—	n.m.
Earnings from operations	1,784	3,082	(42)%
Other income (expense):
Investment and other income	819	480	71%
Debt extinguishment costs	(125)	(61)	105%
Interest expense	(665)	(728)	(9)%
Earnings before income tax expense	1,813	2,773	(35)%
Income tax expense	477	979	(51)%
Net earnings	1,336	1,794	(26)%
Loss attributable to noncontrolling interests	11	14	(21)%
Net earnings attributable to Centene Corporation	$1,347	$1,808	(25)%

Diluted earnings per common share attributable to Centene Corporation:	$2.28	$3.12	(27)%
n.m.: not meaningful

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenues

The following table sets forth supplemental revenue information for the year ended December 31, ($ in millions):

	2021	2020	% Change 2020-2021
Medicaid	$84,139	$74,785	13%
Commercial	16,956	17,071	(1)%
Medicare (1)	17,512	14,379	22%
Other	7,375	4,880	51%
Total Revenues	$125,982	$111,115	13%

(1) Medicare includes Medicare Advantage, Medicare Supplement and Medicare PDP.

Total revenues increased 13% in the year ended December 31, 2021, over the corresponding period in 2020, primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our acquisitions of PANTHERx and Circle Health in 2021 and the commencement of our contracts in North Carolina, partially offset by the repeal of the health insurer fee. During the twelve months ended December 31, 2021, we received premium rate adjustments which yielded approximately a net 2.5% composite increase across all of our markets.

Operating Expenses

Medical Costs

The HBR for the year ended December 31, 2021 was 87.8%, an increase of 160 basis points over the comparable period in 2020. The HBR for 2021 was negatively impacted by higher traditional medical utilization in the Marketplace business, higher testing and treatment costs associated with COVID-19, and the repeal of the health insurer fee. The HBR in 2020 was favorably impacted by the ACA risk corridor receivable settlement from the federal government based on the Supreme Court ruling in 2020.

Cost of Services

Cost of services increased by $1.6 billion in the year ended December 31, 2021, compared to the corresponding period in 2020, primarily attributable to the acquisitions of PANTHERx and Circle Health, which was partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan.

The cost of service ratio for the year ended December 31, 2021 was 86.4%, compared to 88.2% in 2020. The decrease in the cost of service ratio was driven by the acquisition of the Circle Health business, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.6% for the year ended December 31, 2021, compared to 9.5% for the year ended December 31, 2020. The Adjusted SG&A expense ratio was 8.4% for the year ended December 31, 2021, compared to 8.9% for the year ended December 31, 2020. The SG&A ratios in 2021 benefited from leveraging of expenses over higher revenues as a result of increased membership and the acquisition of PANTHERx, partially offset by addition of the Circle Health business, which operates at a significantly higher SG&A ratio due to the nature of the business. The SG&A expense ratio in 2021 also benefited from lower acquisition related costs. The SG&A expense ratios in 2020 were negatively impacted by the $275 million charitable contribution to our foundation.

Health Insurer Fee Expense

As a result of the repeal of the health insurer fee, we did not have health insurer fee expense for the twelve months ended December 31, 2021, compared to $1.5 billion in the corresponding period in 2020.

Impairment

During the third quarter of 2021, we recorded a $229 million non-cash impairment of our equity method investment in RxAdvance, a pharmacy benefit manager. The impairment was the result of our focus on simplification of our pharmacy operations. Specifically, during the third quarter, we made a strategic decision to transition from using the RxAdvance platform and consolidate our business on an alternative external platform. During the fourth quarter of 2021, we converted our equity method investment in RxAdvance into a secured note receivable. During the first quarter of 2020, we recorded $72 million of non-cash impairment of our third-party care management software business.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve of $1.25 billion (inclusive of the nine states with which we have reached no-fault agreements) related to services provided by Envolve, our pharmacy benefits manager subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2021	2020
Investment and other income	$819	$480
Debt extinguishment costs	(125)	(61)
Interest expense	(665)	(728)
Other income (expense), net	$29	$(309)

Investment and other income. Investment and other income increased by $339 million for year ended December 31, 2021 compared to 2020. The increase in investment income in 2021 was due to a gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million and a gain related to the divestiture of USMM of $150 million, partially offset by a $62 million reduction related to the gain due to the finalization of the working capital adjustment related to the divestiture of certain products of our Illinois health plan recorded for the year ended December 31, 2021 compared to the previously reported $104 million gain recorded in the year-ended 2020. The increase was also partially offset by lower interest rates.

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

Interest expense. Interest expense decreased by $63 million in the year ended December 31, 2021, compared to the corresponding period in 2020. The decrease was driven by our senior note refinancing actions.

Income Tax Expense

For the year ended December 31, 2021, we recorded income tax expense of $477 million on pre-tax earnings of $1.8 billion, or an effective tax rate of 26.3%. The effective tax rate for the year ended December 31, 2021 reflects the repeal of the health insurer fee, the non-taxable gain related to the acquisition of the remaining 60% interest in Circle Health, the partial non-deductibility of the legal settlement reserve, and the gain on the sale of our majority stake in USMM. For the year ended December 31, 2020, we recorded income tax expense of $979 million on pre-tax earnings of $2.8 billion, or an effective tax rate of 35.3%, which reflects the tax impact associated with the Illinois divestiture and the reinstatement of the health insurer fee in 2020, partially offset by a favorable tax settlement.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2021	2020	% Change 2020-2021
Total Revenues
Managed Care	$120,125	$106,867	12%
Specialty Services	18,652	14,994	24%
Eliminations	(12,795)	(10,746)	n.m.
Consolidated Total	$125,982	$111,115	13%
Earnings from Operations
Managed Care	$1,789	$3,031	(41)%
Specialty Services	(5)	51	(110)%
Consolidated Total	$1,784	$3,082	(42)%
n.m.: not meaningful

Managed Care

Total revenues increased 12% in the year ended December 31, 2021, compared to the corresponding period in 2020, primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisition of Circle Health and the commencement of our contracts in North Carolina, partially offset by the repeal of the health insurer fee. Earnings from operations decreased $1.2 billion between years primarily due to a legal settlement reserve of $1.25 billion related to services provided by Envolve, higher utilization in the Marketplace business in 2021, the repeal of the health insurer fee in 2021 and an unfavorable 2020 risk adjustment in 2021. These decreases were partially offset by lower acquisition related expenses and a full twelve months of WellCare results.

Specialty Services

Total revenues increased 24% in the year ended December 31, 2021, compared to the corresponding period in 2020, resulting primarily from newly acquired businesses, including PANTHERx, increased services associated with membership growth in the Managed Care segment and newly awarded contracts in our correctional business. These increases were partially offset by the expiration of the pharmacy contract with our previously divested Illinois health plan. Earnings from operations decreased $56 million between years. The decline in earnings from operations was negatively affected by the previously discussed impairment of our equity method investment in RxAdvance, a pharmacy benefits manager, partially offset by favorable results related to the shared savings programs in our physician home health business. Earnings from operations in 2020 was negatively affected by the previously discussed $72 million impairment related to our third-party care management software business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows for the years ended December 31, 2021 and 2020, used in the discussion of liquidity and capital resources ($ in millions).

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$4,205	$5,503
Net cash used in investing activities	(3,299)	(6,955)
Net cash provided by financing activities	1,362	260
Effect of exchange rate changes on cash and cash equivalents	(11)	18
Net increase in cash, cash equivalents, and restricted cash and equivalents	$2,257	$(1,174)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. In 2021, operating activities provided cash of $4.2 billion, or 3.1 times net earnings, compared to $5.5 billion in 2020. Cash flow provided by operations in 2021 was due to net earnings before the legal settlement reserve, the majority of which is expected to be paid in future periods, an increase in state risk sharing payables, partially offset by risk adjustment and minimum MLR payments for the Health Insurance Marketplace 2020 plan year.

Cash flows provided by operations in 2020 was primarily due to net earnings, an increase in medical claims liabilities from growth and expansions, and an increase in other long-term liabilities related to minimum MLR payables and a delay in employer payroll tax payments related to the COVID-19 extensions to payment deadlines.

Cash Flows Used in Investing Activities

Investing activities used cash of $3.3 billion for the year ended December 31, 2021 and $7.0 billion in 2020. Cash flows used in investing activities in 2021 consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), capital expenditures, and acquisition and divestiture activity primarily related to the acquisition of the remaining 60% interest of Circle Health for $705 million, offset by proceeds received related to the sale of our majority interest in USMM.

We spent $910 million and $869 million in the years ended December 31, 2021 and 2020, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of December 31, 2021, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.6 years. We had unregulated cash and investments of $3.4 billion at December 31, 2021, including $538 million in our International subsidiaries, compared to $1.9 billion at December 31, 2020. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash flows used in investing activities in 2020 were driven by our acquisitions of WellCare, PANTHERx and Apixio, partially offset by divestiture proceeds. Cash flows used in investing activities in 2020 also consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

Cash Flows Provided by Financing Activities

Our financing activities provided cash of $1.4 billion in 2021, compared to $260 million in 2020. During 2021, our net financing activities were primarily related to the issuance of $1.8 billion 2.45% Senior Notes due 2028 (the 2028 Notes) to fund a portion of cash consideration for the Magellan Acquisition, which closed in January 2022, and a $750 million increase to our unsecured term loan facility. This was partially offset by the repayment and refinancing of senior notes, resulting in a net decrease in debt of $800 million, along with common stock repurchases, including the repurchase of $200 million of common stock through our stock repurchase program.

During 2020, our net financing activities were primarily driven by net proceeds from the issuance and refinancing of senior notes resulting in a net increase in senior debt of $1.0 billion, offset by common stock repurchases, including the repurchase of $500 million of common stock through our stock repurchase program.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants, including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of December 31, 2021, we had $149 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings outstanding under our Term Loan Facility, and we were in compliance with all covenants. As of December 31, 2021, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

In October 2017, we executed a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. Until the final completion of the project, which occurred in July 2021, the loan bore interest based on the one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction completed. The agreement contains financial and non-financial covenants similar to those contained in our Credit Facility. We guaranteed completion of the construction project associated with the loan. In April 2021, we finalized the one year extension of the construction loan maturing in April 2022. As of December 31, 2021, we had $184 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

We had outstanding letters of credit of $128 million as of December 31, 2021, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.6% as of December 31, 2021. In addition, we had outstanding surety bonds of $1.3 billion as of December 31, 2021.

The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of December 31, 2021, we were in compliance with all covenants.

At December 31, 2021, we had working capital, defined as current assets less current liabilities, of $2.7 billion, compared to $1.8 billion at December 31, 2020. Unregulated cash was substantially reduced in January 2022 upon the closing of the Magellan Acquisition for the purchase price payment and corresponding closing costs. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At December 31, 2021, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.2%, compared to 39.3% at December 31, 2020. Excluding $184 million of non-recourse debt, our debt to capital ratio was 40.9% as of December 31, 2021, compared to 39.0% at December 31, 2020. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. We have $800 million remaining under the program for repurchases as of December 31, 2021. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. In 2021, we used proceeds from the divestiture of USMM to repurchase 2.4 million shares of Centene common stock for $200 million through our stock repurchase program. In 2020 we used proceeds from divestitures to repurchase 8.7 million shares of Centene common stock for $500 million through our stock repurchase program.

During the year ended December 31, 2021 and 2020, we received dividends of $2.5 billion and $1.3 billion, respectively, from our regulated subsidiaries.

2022 Expectations

During 2022, we expect to receive net dividends of approximately $1.1 billion from our regulated subsidiaries and expect to spend approximately $1.1 billion in capital expenditures primarily associated with system enhancements and the completion of our offices in Charlotte, North Carolina. In February 2021, our Board of Directors approved an increase in our existing share repurchase program for our common stock. With the increase, we are authorized to repurchase up to $1.0 billion of shares of our common stock, inclusive of the previously approved stock repurchase program. We have $800 million remaining under the program for repurchases as of December 31, 2021. No duration has been placed on the repurchase program.

On January 4, 2022, we acquired all of the issued and outstanding shares of Magellan Health. Total consideration for the acquisition was approximately $2.6 billion, consisting of $2.5 billion in cash ($95.00 per share) and an estimated $67 million related to the fair value replacement equity awards associated with pre-combination service. In January 2022, we paid off Magellan's debt of $535 million acquired in the transaction using Magellan's cash on hand.

We have material debt, lease, contingencies and short-term medical claims obligations. Refer to Note 10. Debt, Note 11. Leases, Note 18. Contingencies and Note 8. Medical Claims Liability, respectively, for further information. In addition, we have material commitments as a result of our Fidelis Care acquisition. Refer to Note 17. Commitments for detail.

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

We intend to continue to evaluate strategic actions in connection with our Value Creation Plan, targeting initiatives to improve productivity, efficiencies and reduced organizational costs, as well as capital deployment activities, including share repurchases, portfolio optimization and the evaluation of refinancing opportunities.

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

As of December 31, 2021, our subsidiaries had aggregate statutory capital and surplus of $14.0 billion, compared with the required minimum aggregate statutory capital and surplus requirements of $6.7 billion. During the year ended December 31, 2021, we received $1.5 billion of net dividends from our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our Risk Based Capital (RBC) percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of December 31, 2021, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2021, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $6.7 billion in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies, and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability, and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2021, we had $19.8 billion of goodwill and $7.8 billion of other intangible assets.

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

We do not believe any of our reporting units are currently at risk for impairment. However, as part of our Value Creation Plan, we are completing a portfolio review and may identify changes in strategic focus, which could result in future impairments of goodwill or intangibles based on market indicators at that time.

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

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims that have been received or adjudicated as of the end of a reporting period relative to the estimate of the total ultimate incurred costs for that same period. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See "Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial position and cash flows." These approaches are consistently applied to each period presented.

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

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2021 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(in millions)		(in millions)
(1.00)%	$718	(1.00)%	$(188)
(0.75)	537	(0.75)	(141)
(0.50)	357	(0.50)	(94)
(0.25)	178	(0.25)	(47)
0.25	(177)	0.25	47
0.50	(354)	0.50	94
0.75	(529)	0.75	141
1.00	(703)	1.00	188
(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $105 million for the year ended December 31, 2021, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Balance, January 1,	$12,438	$7,473	$6,831
Less: reinsurance recoverable	23	20	27
Balance, January 1, net	12,415	7,453	6,804
Acquisitions	—	3,856	59
Incurred related to:
Current year	100,385	86,765	59,539
Prior years	(1,783)	(501)	(677)
Total incurred	98,602	86,264	58,862

Paid related to:
Current year	87,427	78,838	52,453
Prior years	9,370	6,320	5,819
Total paid	96,797	85,158	58,272
Balance, December 31, net	14,220	12,415	7,453
Plus: reinsurance recoverable	23	23	20
Balance, December 31,	$14,243	$12,438	$7,473
Days in claims payable (1)	52	51	45

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a "short-tail," which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2021 will be known by the end of 2022.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $492 million, $86 million and $49 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2021, 2020 and 2019, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following are examples of population health management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

•Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with InterQual or other evidence based criteria or clinical policy.
•Management of our pre-authorization list, monitoring for over utilized services, and stringent review of durable medical equipment and injectables.
•Emergency department program designed to collaboratively work with hospitals and members to steer non-emergent care to a more appropriate and cost effective setting (through patient education, on-site alternative urgent care settings, etc.).
•Increased emphasis on care management and clinical rounding where nurse or social worker care managers assist selected high risk members with the coordination of healthcare services in order to meet a patient's specific healthcare needs.
•Incorporation of disease management which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma.
•Prenatal and infant health programs utilized such as our Start Smart For Your Baby program.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENTS AND DEBT

As of December 31, 2021, we had short-term investments of $1.5 billion and long-term investments of $15.1 billion, including restricted deposits of $1.1 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset backed securities, equity securities and private equity investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2021, the fair value of our fixed income investments would decrease by approximately $365 million. Declines in interest rates over time, including those that have occurred as markets experienced volatility related to the COVID-19 pandemic, will reduce our investment income.

We have a foreign currency swap for a notional amount of $705 million with a creditworthy financial institution to manage foreign exchange risk related to a Great British Pound denominated note receivable from a consolidated international subsidiary. As a result, the fair value of the swap varies with foreign exchange rate fluctuations. Assuming a 1% increase in the Great British Pound to US Dollar foreign exchange rate at December 31, 2021, the fair value of our swap would decrease by approximately $7 million. An increase in the US Dollar to Great British Pound foreign exchange rate decreases the fair value of the swap and conversely, a decrease in the foreign currency exchange rate increases the value. The offsetting changes in fair value of the foreign currency swap and the remeasurement of the underlying intercompany note receivable were both recognized in investment and other income in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated medical claims liability
As discussed in Note 2 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. As discussed in Note 8 to the consolidated financial statements, the balance at December 31, 2021 was $14,243 million.

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
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Note 2 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. The final settlement of the December 31, 2021 ACA risk adjustment accruals is scheduled to be determined by the Centers for Medicare and Medicaid Services (CMS) in June 2022, based on data submitted by insurance companies through April 2022. As discussed in Note 9, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $522 million, and $536 million, respectively at December 31, 2021.

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

St. Louis, Missouri
February 22, 2022

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13,118	$10,800
Premium and trade receivables	12,238	9,696
Short-term investments	1,539	1,580
Other current assets	1,602	1,317
Total current assets	28,497	23,393
Long-term investments	14,043	12,853
Restricted deposits	1,068	1,060
Property, software and equipment, net	3,391	2,774
Goodwill	19,771	18,652
Intangible assets, net	7,824	8,388
Other long-term assets	3,781	1,599
Total assets	$78,375	$68,719
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$14,243	$12,438
Accounts payable and accrued expenses	8,493	7,069
Return of premium payable	2,328	1,458
Unearned revenue	434	523
Current portion of long-term debt	267	97
Total current liabilities	25,765	21,585
Long-term debt	18,571	16,682
Deferred tax liability	1,407	1,534
Other long-term liabilities	5,610	2,956
Total liabilities	51,353	42,757
Commitments and contingencies
Redeemable noncontrolling interests	82	77
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 602,704 issued and 582,479 outstanding at December 31, 2021, and 598,249 issued and 581,479 outstanding at December 31, 2020	1	1
Additional paid-in capital	19,672	19,459
Accumulated other comprehensive earnings	77	337
Retained earnings	8,139	6,792
Treasury stock, at cost (20,225 and 16,770 shares, respectively)	(1,094)	(816)
Total Centene stockholders' equity	26,795	25,773
Noncontrolling interest	145	112
Total stockholders' equity	26,940	25,885
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$78,375	$68,719
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Premium	$112,319	$100,055	$67,439
Service	5,664	3,745	2,925
Premium and service revenues	117,983	103,800	70,364
Premium tax and health insurer fee	7,999	7,315	4,275
Total revenues	125,982	111,115	74,639
Expenses:
Medical costs	98,602	86,264	58,862
Cost of services	4,894	3,303	2,465
Selling, general and administrative expenses	10,166	9,867	6,533
Amortization of acquired intangible assets	770	719	258
Premium tax expense	8,287	6,332	4,469
Health insurer fee expense	—	1,476	—
Impairment loss	229	72	271
Legal settlement	1,250	—	—
Total operating expenses	124,198	108,033	72,858
Earnings from operations	1,784	3,082	1,781
Other income (expense):
Investment and other income	819	480	443
Debt extinguishment costs	(125)	(61)	(30)
Interest expense	(665)	(728)	(412)
Earnings before income tax expense	1,813	2,773	1,782
Income tax expense	477	979	473
Net earnings	1,336	1,794	1,309
Loss attributable to noncontrolling interests	11	14	12
Net earnings attributable to Centene Corporation	$1,347	$1,808	$1,321

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.31	$3.17	$3.19
Diluted earnings per common share	$2.28	$3.12	$3.14

Weighted average number of common shares outstanding:
Basic	582,832	570,722	413,487
Diluted	590,516	579,135	420,409

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net earnings	$1,336	$1,794	$1,309
Reclassification adjustment, net of tax	(20)	(3)	(5)
Change in unrealized gain (loss) on investments, net of tax	(221)	191	203
Defined benefit pension plan net gain (loss), net of tax	2	—	(6)
Foreign currency translation adjustments	(21)	15	(2)
Other comprehensive earnings (loss)	(260)	203	190
Comprehensive earnings	1,076	1,997	1,499
Comprehensive loss attributable to noncontrolling interests	11	14	12
Comprehensive earnings attributable to Centene Corporation	$1,087	$2,011	$1,511

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non controlling Interest	Total
Balance, December 31, 2018	417,695	$—	$7,449	$(56)	$3,663	5,217	$(139)	$96	$11,013
Net earnings (loss)	—	—	—	—	1,321	—	—	(9)	1,312
Other comprehensive earnings, net of $59 tax	—	—	—	190	—	—	—	—	190
Common stock issued for employee benefit plans	3,813	—	21	—	—	—	—	—	21
Common stock repurchases	—	—	—	—	—	1,243	(75)	—	(75)
Stock compensation expense	—	—	177	—	—	—	—	—	177
Contribution from noncontrolling interest	—	—	—	—	—	—	—	21	21
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Net earnings (loss)	—	—	—	—	1,808	—	—	(24)	1,784
Other comprehensive earnings, net of $60 tax	—	—	—	203	—	—	—	—	203
Common stock issued for acquisitions	171,225	1	11,526	—	—	—	—	—	11,527
Common stock issued for employee benefit plans	5,923		29						29
Common stock repurchases	(407)	—	(24)	—	—	10,310	(602)	—	(626)
Stock compensation expense	—	—	281	—	—	—	—	—	281
Contribution from noncontrolling interest	—	—	—	—	—	—	—	28	28
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Net earnings (loss)	—	—	—	—	1,347	—	—	(21)	1,326
Other comprehensive loss, net of $(75) tax	—	—	—	(260)	—	—	—	—	(260)
Common stock issued for employee benefit plans	4,781	—	38	—	—	—	—	—	38
Common stock repurchases	(326)	—	(19)	—	—	3,455	(278)	—	(297)
Stock compensation expense	—	—	203	—	—	—	—	—	203
Contribution from noncontrolling interest	—	—	—	—	—	—	—	46	46
Divestiture of noncontrolling interest	—	—	(9)	—	—	—	—	5	(4)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	3	3
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$1,336	$1,794	$1,309
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,476	1,259	643
Stock compensation expense	203	281	177
Impairment	229	72	271
Loss on debt extinguishment	125	57	30
Gain on acquisition	(309)	—	—
Deferred income taxes	(132)	(51)	55
Gain on divestitures	(88)	(104)	—
Other adjustments, net	(11)	—	—
Changes in assets and liabilities
Premium and trade receivables	(2,453)	(52)	(1,076)
Other assets	(99)	(30)	(234)
Medical claims liabilities	1,802	1,117	578
Unearned revenue	(109)	(528)	(9)
Accounts payable and accrued expenses	1,141	585	(421)
Other long-term liabilities	1,093	1,078	185
Other operating activities, net	1	25	(25)
Net cash provided by operating activities	4,205	5,503	1,483
Cash flows from investing activities:
Capital expenditures	(910)	(869)	(730)
Purchases of investments	(7,400)	(7,402)	(2,575)
Sales and maturities of investments	5,458	4,921	1,809
Acquisitions, net of cash acquired	(534)	(4,049)	(36)
Divestiture proceeds, net	68	466	—
Other investing activities, net	19	(22)	—
Net cash used in investing activities	(3,299)	(6,955)	(1,532)
Cash flows from financing activities:
Proceeds from long-term debt	9,267	5,107	24,721
Payments of long-term debt	(7,434)	(4,067)	(17,803)
Common stock repurchases	(297)	(626)	(75)
Payments for debt extinguishment	(157)	(81)	(23)
Debt issuance costs	(72)	(120)	(25)
Other financing activities, net	55	47	37
Net cash provided by financing activities	1,362	260	6,832
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	18	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,257	(1,174)	6,781
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	10,957	12,131	5,350
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$13,214	$10,957	$12,131
Supplemental disclosures of cash flow information:
Interest paid	$658	$725	$374
Income taxes paid	$678	$1,191	$612
Equity issued in connection with acquisitions	$—	$11,526	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	2021	2020	2019
Cash and cash equivalents	$13,118	$10,800	$12,123
Restricted cash and cash equivalents, included in restricted deposits	96	157	8
Total cash, cash equivalents, and restricted cash and cash equivalents	$13,214	$10,957	$12,131

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2021 presentation. These reclassifications have no effect on net earnings, cash flow, or stockholders' equity as previously reported.

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

•Foreign currency swap: Estimated based on Great British Pound to US Dollar foreign exchange rates.
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

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates. The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza or COVID-19, provider contract changes, changes to fee schedules, and the incidence of high dollar or catastrophic claims.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts.

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

The Company's contracts with states may require it to maintain a minimum health benefits ratio (HBR) or may require it to share profits in excess of certain levels. In certain circumstances, including commercial plans, its plans may be required to return premium to the state or policyholders in the event profits exceed established levels. The Company estimates the effect of these programs and recognizes reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance.

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

For qualifying low income PDP members, CMS pays for some, or all, of the member's monthly premium. The Company receives certain Part D prospective subsidy payments from CMS for its PDP members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in its bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and the Company's plans based on the difference between the prospective payments and actual claims experience.

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from its own subsidiaries. Revenues are recognized when the related services are provided, when inventory is shipped or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored managed care support contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries are subject to the Affordable Care Act (ACA) annual health insurer fee (HIF), absent a HIF moratorium. The ACA imposed the HIF in 2014, 2015, 2016, 2018 and 2020. The HIF was suspended in 2017 and 2019. Beginning in 2021, the HIF was permanently repealed. If the Company is able to negotiate reimbursement of portions of these premium taxes or the HIF, it recognizes revenue associated with the HIF on a straight-line basis when the Company has binding agreements for such reimbursements, including the "gross-up" to reflect the HIFs non-tax deductible nature. Collectively, this revenue is recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment. These payments are recorded as premium revenue and medical costs at close to a 100% HBR. The Company has little visibility to the timing of these payments until they are paid by the state.

Affordable Care Act

The ACA established risk spreading premium stabilization programs as well as minimum medical loss ratio (MLR) and cost sharing reductions.

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

Premium and Trade Receivables and Unearned Revenue

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and trade receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectability of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Amounts receivable under federal contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract.

Activity in the allowance for uncollectible accounts for the years ended December 31, is summarized below ($ in millions):

	2021	2020	2019
Allowances, beginning of year	$243	$157	$123
Amounts charged to expense	62	121	76
Recoveries	(43)	—	—
Write-offs of uncollectible receivables	(123)	(35)	(42)
Allowances, end of year	$139	$243	$157

Significant Customers

The Company receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the state of California, where the percentage of the Company's total revenue was 11% for the year ended December 31, 2019; and the state of New York, where the percentage of the Company's total revenue was 10%, 11% and 15% for the years ended December 31, 2021, 2020 and 2019.

Other Income (Expense)

Other income (expense) consists routinely of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, credit facilities, mortgage and construction loans, and capital leases. Further, other income (expense) includes gains or losses sales of investments, divestitures, and acquisitions as well as debt extinguishment costs.

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

Foreign Currency Translation

The Company is exposed to foreign currency exchange risk through its international subsidiaries whose functional currencies include the Euro and Great British Pound. The assets and liabilities of the Company's subsidiaries are translated into United States dollars at the balance sheet date. The Company translates its proportionate share of earnings using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive earnings (loss).

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The ASU also clarifies and amends certain areas of ASC Topic 740 to improve consistent application of and simplify the generally accepted accounting principles within Topic 740. The guidance is effective for annual and interim periods beginning after December 15, 2020. The Company adopted the new guidance in the first quarter of 2021. The new guidance did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Recent Accounting Guidance Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

3. Acquisitions

Magellan Acquisition

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan. Total consideration for the acquisition was approximately $2,566 million, consisting of $2,499 million in cash ($95.00 per share) and an estimated $67 million related to the fair value replacement equity awards associated with pre-combination service.

The acquisition of Magellan will be accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets acquired and liabilities assumed is not yet complete.

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

(b)    Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of WellCare's aggregate principle of $1,950 million Senior Notes assumed in the acquisition was $2,055 million. The $105 million increase is amortized as a reduction to interest expense over the remaining life of the debt. In 2021, the Company redeemed WellCare Health Plans, Inc.'s outstanding 5.375% Senior Notes due 2026 (together the 2026 Notes).

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

Divestitures

Immediately prior to the closing of the WellCare Acquisition, Anthem, Inc. acquired WellCare's Missouri Medicaid health plan, a WellCare Missouri Medicare Advantage health plan, and WellCare's Nebraska Medicaid health plan. CVS Health Corporation acquired portions of Centene's Illinois Medicaid and Medicare Advantage health plans as part of previously announced divestiture agreements. The Company recorded $104 million in pre-tax gains for the year ended December 31, 2020, as a result of the Illinois divestiture, which is included in investment and other income on the Consolidated Statements of Operations. In 2021, the Company recorded a reduction to the previously reported gain due to the finalization of the working capital adjustment related to the divestiture of certain products of the Company's Illinois health plan of $62 million.

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

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$642	$—	$(2)	$640	$907	$4	$—	$911
Corporate securities	8,145	130	(75)	8,200	6,560	262	(8)	6,814
Restricted certificates of deposit	4	—	—	4	105	—	—	105
Restricted cash equivalents	96	—	—	96	157	—	—	157
Short-term time deposits	109	—	—	109	53	—	—	53
Municipal securities	3,398	85	(15)	3,468	2,970	129	(2)	3,097
Asset-backed securities	1,308	5	(5)	1,308	1,154	13	(3)	1,164
Residential mortgage-backed securities	850	10	(7)	853	1,068	27	—	1,095
Commercial mortgage- backed securities	870	13	(10)	873	748	30	(5)	773
Equity securities (1)	326	—	—	326	318	—	—	318
Private equity investments	587	—	—	587	838	—	—	838
Life insurance contracts	186	—	—	186	168	—	—	168
Total	$16,521	$243	$(114)	$16,650	$15,046	$465	$(18)	$15,493

(1) Investments in equity securities primarily consists of exchange traded funds in fixed income securities.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2021, 98% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2021, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $96 million and $86 million at December 31, 2021 and 2020, respectively, and is included in other current assets on the Consolidated Balance Sheet.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 4 years at December 31, 2021.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2021				December 31, 2020
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(2)	$598	$—	$3	$—	$—	$—	$—
Corporate securities	(66)	4,209	(9)	209	(7)	953	(1)	24
Municipal securities	(14)	1,173	(1)	39	(2)	238	—	—
Asset-backed securities	(5)	770	—	33	(2)	302	(1)	105
Residential mortgage- backed securities	(7)	472	—	15	—	59	—	2
Commercial mortgage- backed securities	(8)	380	(2)	32	(5)	147	—	13
Total	$(102)	$7,602	$(12)	$331	$(16)	$1,699	$(2)	$144

As of December 31, 2021, the gross unrealized losses were generated from 2,692 positions out of a total of 6,605 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

In June 2019, the Company acquired 40% of Circle Health, one of the U.K.’s largest independent operators of hospitals. The initial 40% investment was accounted for as an equity method investment. In July 2021, the Company acquired the remaining 60% interest of Circle Health for $705 million. As a result of the acquisition, the Company recorded a non-cash gain of $309 million on its original investment in the twelve months ended December 31, 2021. The gain was included in investment and other income on the Consolidated Statement of Operations. Beginning in July 2021, the Company consolidates 100% of Circle Health.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	December 31, 2021				December 31, 2020
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,390	$1,396	$368	$368	$1,407	$1,414	$817	$818
One year through five years	6,212	6,294	460	457	4,748	4,937	221	223
Five years through ten years	3,647	3,681	244	243	3,460	3,639	18	19
Greater than ten years	73	78	—	—	81	87	—	—
Asset-backed securities	3,028	3,034	—	—	2,970	3,032	—	—
Total	$14,350	$14,483	$1,072	$1,068	$12,666	$13,109	$1,056	$1,060

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

The following table summarizes fair value measurements by level at December 31, 2021, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$13,118	$—	$—	$13,118
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$171	$—	$—	$171
Corporate securities	—	8,170	—	8,170
Municipal securities	—	2,999	—	2,999
Short-term time deposits	—	109	—	109
Asset-backed securities	—	1,308	—	1,308
Residential mortgage-backed securities	—	853	—	853
Commercial mortgage-backed securities	—	873	—	873
Equity securities	324	2	—	326
Total investments	$495	$14,314	$—	$14,809
Restricted deposits:
Cash and cash equivalents	$96	$—	$—	$96
Certificates of deposit	—	4	—	4
Corporate securities	—	30	—	30
Municipal securities	—	469	—	469
U.S. Treasury securities and obligations of U.S. government corporations and agencies	469	—	—	469
Total restricted deposits	$565	$503	$—	$1,068
Other current assets:
Foreign currency swap agreement	$—	$15	$—	$15
Total assets at fair value	$14,178	$14,832	$—	$29,010

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $773 million and $1,006 million as of December 31, 2021, and December 31, 2020, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following as of December 31 ($ in millions):

	2021	2020
Computer software	$1,825	$1,465
Building	1,116	891
Furniture and office equipment	753	600
Leasehold improvements	732	532
Computer hardware	617	525
Land	248	238
Property, software and equipment, at cost	5,291	4,251
Less: accumulated depreciation	(1,900)	(1,477)
Property, software and equipment, net	$3,391	$2,774

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $565 million, $487 million and $342 million, respectively.

7. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance as of December 31, 2019	$5,730	$1,133	$6,863
Acquisitions and purchase accounting adjustments	11,114	756	11,870
Divestitures	(68)	(5)	(73)
Reallocation	197	(197)	—
Impairments	—	(9)	(9)
Translation impact	1	—	1
Balance as of December 31, 2020	16,974	1,678	18,652
Acquisitions and purchase accounting adjustments	1,139	29	1,168
Divestitures	—	(24)	(24)
Reallocation	250	(250)	—
Translation impact	(25)	—	(25)
Balance as of December 31, 2021	$18,338	$1,433	$19,771

The majority of the increase in the managed care segment goodwill in 2021 was related to the acquisition of the remaining 60% interest in Circle Health.

The majority of the increase in the managed care segment goodwill in 2020 was related to the acquisition and fair value allocations related to the WellCare acquisition discussed in Note 3. Acquisitions. The majority of the increase in the specialty services segment goodwill related to the acquisitions of Apixio and PANTHERx.

Intangible assets at December 31 consist of the following ($ in millions):

			Weighted Average Life in Years
	2021	2020	2021	2020
Purchased contract rights and customer relationships	$8,068	$8,102	13.5	13.4
Provider contracts	492	526	13.8	13.5
Trade names	1,107	939	13.3	13.8
Developed technologies	369	336	5.4	4.8
Intangible assets	10,036	9,903	13.2	13.1
Less accumulated amortization:
Purchased contract rights and customer relationships	(1,642)	(1,046)
Provider contracts	(139)	(152)
Trade names	(206)	(140)
Developed technologies	(225)	(177)
Total accumulated amortization	(2,212)	(1,515)
Intangible assets, net	$7,824	$8,388

The majority of the increase in intangible assets in 2021 was related to the acquisition of the remaining 60% interest of Circle Health.

Amortization expense was $770 million, $719 million and $258 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated total amortization expense related to the December 31, 2021 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Year	Expense
2022	$768
2023	720
2024	715
2025	707
2026	685

8. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Year Ended December 31,
	2021	2020	2019
Balance, January 1	$12,438	$7,473	$6,831
Less: Reinsurance recoverable	23	20	27
Balance, January 1, net	12,415	7,453	6,804
Acquisitions and divestitures	—	3,856	59
Incurred related to:
Current year	100,385	86,765	59,539
Prior years	(1,783)	(501)	(677)
Total incurred	98,602	86,264	58,862
Paid related to:
Current year	87,427	78,838	52,453
Prior years	9,370	6,320	5,819
Total paid	96,797	85,158	58,272
Balance at December 31, net	14,220	12,415	7,453
Plus: Reinsurance recoverable	23	23	20
Balance, December 31	$14,243	$12,438	$7,473

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on the incurred but not reported liability. Additionally, as a result of minimum HBR and other return of premium programs, the Company recorded approximately $492 million, $86 million, and $49 million of the "Incurred related to: Prior years" as a reduction to premium revenues in 2021, 2020, and 2019, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service.

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

Information about incurred and paid claims development as of December 31, 2021 is included in the table below and is inclusive of claims incurred and paid related to the WellCare business prior and subsequent to the acquisition date. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2021 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2019 (unaudited)	2020 (unaudited)	2021

2019	$84,027	$83,329	$83,250
2020		88,206	86,502
2021			100,385
	Total incurred claims		$270,137

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Claim Year	2019 (unaudited)	2020 (unaudited)	2021

2019	$73,889	$82,690	$82,954
2020		76,722	85,593
2021			87,427
	Total payment of incurred claims		$255,974
	All outstanding liabilities prior to 2019, net of reinsurance		57
	Medical claims liability, net of reinsurance		$14,220

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2021 are included in the following table and are inclusive of the acquired WellCare business. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims

2019	$83,250	$3	516.2
2020	86,502	92	568.2
2021	100,385	9,544	597.3

9. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	December 31, 2021	December 31, 2020
Risk adjustment receivable	$522	$340
Risk adjustment payable	(536)	(1,224)
Minimum medical loss ratio	(196)	(238)
Cost sharing reduction receivable	69	101
Cost sharing reduction payable	(42)	(1)
In June 2021, CMS announced the final risk adjustment transfers for the 2020 benefit year. As a result of the announcement, the Company increased its risk adjustment net payables by $83 million from December 31, 2020. After consideration of minimum MLR and other related impacts, the net pre-tax expense recognized was approximately $80 million in the second quarter of 2021.

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2021	December 31, 2020
$2,200 million 4.75% Senior Notes, due January 15, 2025	$—	$2,230
$1,800 million 5.375% Senior Notes, due June 1, 2026	—	1,800
$750 million 5.375% Senior Notes, due August 15, 2026	—	794
$2,500 million 4.25% Senior Notes, due December 15, 2027	2,484	2,482
$2,300 million 2.45% Senior Notes due July 15, 2028	2,304	—
$3,500 million 4.625% Senior Notes, due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes, due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes, due March 1, 2031	2,200	—
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	—
Total senior notes	15,988	15,006
Term loan credit facility	2,195	1,450
Revolving credit agreement	149	97
Mortgage notes payable	—	50
Construction loan payable	184	180
Finance leases and other	493	153
Debt issuance costs	(171)	(157)
Total debt	18,838	16,779
Less current portion	(267)	(97)
Long-term debt	$18,571	$16,682

Of the Company's total debt, approximately 15% is variable rate debt tied to London Interbank Offered Rate (LIBOR). The debt agreements that may be impacted by the discontinuation of LIBOR have provisions included that are sufficient for the Company to transition from the existing LIBOR rates to the prevailing successor market rates as necessary.

Senior Notes

2021

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

In July 2021, the Company issued $1,800 million 2.45% Senior Notes due 2028 (the 2028 Notes). The Company used the net proceeds from the offering of the 2028 Notes to finance a portion of the cash consideration payable in connection with the acquisition of Magellan Health Inc., which closed in January 2022, and to pay related fees and expenses. In January 2022, the Company paid off Magellan's debt of $535 million acquired in the transaction using Magellan's cash on hand.

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

2020

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

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2021, the Company was in compliance with all covenants.

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

Foreign Currency Swap

In connection with the July 2021 acquisition of the remaining 60% interest of Circle Health, the Company funded an intercompany note receivable with an international subsidiary, which is denominated in Great British Pounds and remeasured through earnings each period. In order to manage the resulting foreign exchange risk associated with the note receivable, the Company entered into a foreign currency swap agreement for a notional amount of $705 million, to purchase £509 million. The swap agreement is formally designated and qualifies as a fair value hedge. Gains and losses due to changes in the fair value of the foreign currency swap completely offset changes in the remeasurement of the intercompany note receivable within investment and other income in the Consolidated Statement of Operations. Therefore, there is no net impact to the Consolidated Statement of Operations. The swap expires on March 31, 2022.

The fair value of the swap agreement as of December 31, 2021 was $15 million, which was recorded in other current assets in the Consolidated Balance Sheet. The offsetting changes in fair value of the foreign currency swap and the remeasurement on the underlying intercompany note receivable were both recognized in investment and other income in the Consolidated Statements of Operations. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

The fair value of the swap contract excludes accrued interest and considers the swap counterparty’s credit risk and the current likelihood of the counterparty’s compliance with its contractual obligations.

Revolving Credit Facility and Term Loan Credit Facility

In August 2021, the Company amended and restated its existing credit agreement to, among other things, (i) extend the various maturities under the existing Credit Agreement until 2026, (ii) increase the aggregate principal amount of the U.S. dollar unsecured term loan facility under the existing Credit Agreement from $1,450 million to $2,200 million, (iii) increase the maximum total net leverage ratio permitted under the total debt to EBITDA financial covenant from 3.5:1.0 to 4.0:1.0, (iv) reduce the applicable margin with respect to borrowings to between 1.50% to 1.125%, based on the total debt to EBITDA ratio and type of borrowing and (v) include scheduled amortization payments with respect to the term loan facility equal to 0% for the first year following closing, 2.5% for the second year following closing and 5% thereafter until maturity.

The Company has (i) unsecured $2,000 million multi-currency revolving credit facility (the Revolving Credit Facility), which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans and (ii) a $2,200 million unsecured delayed-draw term loan facility (the Term Loan Facility, and, together with the Revolving Credit Facility, the Company Credit Facility). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR, EURIBOR, CDOR, BBR or base rates plus, in each case, an applicable margin between 1.50% to 1.125%, based on the total debt to EBITDA ratio and type of borrowing. Borrowings under the Term Loan Facility bear interest, at the Company's option, at LIBOR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. The Company has an uncommitted option to increase its Company Credit Facility by an additional $500 million plus certain additional amounts based on its total debt to EBITDA ratio.

The Company Credit Facility contains financial covenants including maintenance of a minimum fixed charge coverage ratio and a restriction on the Company's maximum total debt to EBITDA ratio not to exceed 4.0 to 1.0. It also contains certain non-financial covenants including: limitations on incurrence of additional indebtedness; restrictions on incurrence of liens; restrictions on dividends and other restricted payments; restrictions on investments, mergers, consolidations and asset sales; and limitations on transactions with affiliates. As of December 31, 2021, the Company was in compliance with all financial and non-financial covenants under the Company Credit Facility.

As of December 31, 2021, the Company had $149 million of borrowings outstanding under the Revolving Credit Facility, with a weighted average interest rate of 1.29%.

The Revolving Credit Facility and the Term Loan Facility will mature on August 16, 2026.

Mortgage Notes Payable

The Company paid its non-recourse mortgage note of $50 million in January 2021. The mortgage note was collateralized by its corporate headquarters building and bore a 5.14% interest rate.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. Until final completion of the project, which occurred in July 2021, the loan bore interest based on the one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company guaranteed completion of the construction project associated with the loan. In April 2021, the Company finalized the one year extension of the construction loan maturing in April 2022. As of December 31, 2021, the Company had $184 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $128 million as of December 31, 2021, which were not part of the Revolving Credit Facility. The letters of credit bore interest at 0.61% as of December 31, 2021. The Company had outstanding surety bonds of $1,257 million as of December 31, 2021.

Aggregate maturities for the Company's debt are as follows ($ in millions):

2022	$267
2023	115
2024	139
2025	138
2026	2,061
Thereafter	16,306
Total	$19,026

The fair value of outstanding debt was approximately $19,256 million and $17,717 million at December 31, 2021 and 2020, respectively.

11. Leases

The Company records right of use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $390 million and $341 million during the years ended December 31, 2021 and 2020, respectively.

The Company considers the existence of options to extend or terminate leases in its analysis of the lease term for the purposes of measuring its right of use assets and lease liabilities. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	December 31, 2021	December 31, 2020
Assets
ROU assets (recorded within other long-term assets)	$3,566	$1,311

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$204	$204
Long-term (recorded within other long-term liabilities)	3,619	1,334
Total lease liabilities	$3,823	$1,538

Cash paid for amounts included in the measurement of lease liabilities, recorded as operating cash flows in the Consolidated Statements of Cash Flows, was $385 million and $276 million during the years ended December 31, 2021 and 2020, respectively. New operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $177 million and $349 million during the years ended December 31, 2021 and 2020, respectively. In connection with the Company’s acquisition of the remaining 60% interest in its investment in Circle Health that occurred in July 2021, the Company acquired $2,380 million in ROU assets and lease liabilities. As of December 31, 2021, the Company had additional operating leases that have not yet commenced of $28 million. These operating leases will commence in 2022 with lease terms ranging from five to nine years.

Prior to the acquisition of the remaining Circle Health portfolio, the average remaining lease term of the Company’s operating lease population was 9.2 years. The average remaining lease term of the Circle Health portfolio is 28.2 years resulting in a weighted average remaining lease term for the Company of 21.1 and 9.3 years as of December 31, 2021 and 2020, respectively. The lease liabilities reflect a weighted average discount rate of 5.7% and 3.1% as of December 31, 2021 and 2020, respectively. Lease payments over the next five years and thereafter are as follows ($ in millions):

December 31, 2021
2022	$389
2023	389
2024	372
2025	341
2026	320
Thereafter	5,481
Total lease payments	7,292
Less: imputed interest	(3,469)
Total lease liabilities	$3,823

12. Stockholders' Equity

The Company has 10 million authorized shares of preferred stock at $.001 par value. At December 31, 2021, there were no preferred shares outstanding.

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The initial program, which was extended in 2009, authorized the repurchase of up to 16 million shares. In October 2019, the Company's Board of Directors approved a $500 million increase to the program based on the closing stock price on the date of the WellCare Acquisition. Based on the stock price of $66.76, an additional 7.5 million shares were approved. In February 2021, the Company's Board of Directors approved an increase in the Company's existing share repurchase program for its common stock. With the increase, the Company is authorized to repurchase up to $1,000 million of shares of the Company's common stock, inclusive of the previously approved stock repurchase program. As of December 31, 2021, the Company has $800 million remaining under the program for repurchase. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time.

During the year ended December 31, 2021, the Company used divestiture proceeds to purchase 2.4 million shares of Centene common stock for $200 million. During the year end December 31, 2020, the Company used divestiture proceeds to repurchase 8.7 million shares of Centene common stock for $500 million.

As a component of the employee stock compensation plan, employees can use shares of stock which have vested to satisfy statutory tax withholding obligations. As part of this plan, the Company repurchased 1.1 million shares at an aggregate cost of $78 million in 2021 and 1.6 million shares at an aggregate cost of $102 million in 2020. These shares are included in the Company's treasury stock. In addition, the Company withheld 326 thousand shares at aggregate cost of $19 million, and 407 thousand at an aggregate cost of $24 million, for the years ended December 31, 2021 and 2020, respectively, to meet applicable tax withholding requirements related to the vesting of shares assumed in connection with the WellCare acquisition. Although these withheld shares are not issued or considered common stock repurchases under a stock repurchase program, they are treated as common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

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

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2021 and 2020, Centene's subsidiaries had aggregate statutory capital and surplus of $14,039 million and $14,163 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $6,706 million and $5,945 million, respectively. As of December 31, 2021, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $6,706 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following for the years ended December 31 ($ in millions):

	2021	2020	2019
Current provision
Federal	$507	$959	$381
State and local	114	152	41
International	7	4	—
Total current provision	628	1,115	422
Deferred provision	(151)	(136)	51
Total income tax expense	$477	$979	$473

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense for the years ended December 31 is as follows ($ in millions):

	2021	2020	2019
Earnings before income tax expense	$1,813	$2,773	$1,782
Loss (earnings) attributable to flow through noncontrolling interest	2	9	11
Earnings less noncontrolling interest before income tax expense	1,815	2,782	1,793

Tax provision at the U.S. federal statutory rate	381	584	377
State income taxes, net of federal income tax benefit	63	106	49
Nondeductible compensation	40	54	42
Nondeductible pharmacy settlement	78	—	—
Nontaxable divestiture gains and losses	(95)	—	—
ACA Health Insurer Fee	—	316	—
Audit settlement	—	(71)	—
Valuation Allowance	29	(11)	—
Nondeductible goodwill	—	16	30
Other, net	(19)	(15)	(25)
Income tax expense	$477	$979	$473

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below for the years ended December 31 ($ in millions):

	2021	2020
Deferred tax assets:
Medical claims liability	$120	$107
Nondeductible liabilities	215	145
Net operating loss and tax credit carryforwards	357	124
Compensation accruals	205	205
Premium and trade receivables	143	161
Operating lease liability	445	386
Other	112	69
Deferred tax assets	1,597	1,197
Valuation allowance	(212)	(73)
Net deferred tax assets	$1,385	$1,124

Deferred tax liabilities:
Goodwill and intangible assets	$1,794	$1,805
Prepaid assets	46	33
Fixed assets	409	351
Right of use asset	444	337
Unrealized gain/loss	29	105
Other	70	27
Deferred tax liabilities	2,792	2,658
Net deferred tax assets (liabilities)	$(1,407)	$(1,534)

As of December 31, 2021, the Company's undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded.

Increases to the net operating loss and tax credit carryforwards and operating lease liability deferred tax assets, as well as the right of use asset deferred tax liability are primarily related to balances acquired in the Circle transaction.

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and foreign net operating loss, federal and state capital loss, and tax credit carryforwards. The $139 million increase in valuation allowance primarily relates to tax losses acquired in the Circle transaction that are unlikely to be available to be utilized by the Company due to restrictions on the ability to utilize portions of the carryforward balances.

Federal net operating loss and credit carryforwards of $78 million expire beginning in 2022 through 2041; state net operating loss and tax credit carryforwards of $66 million expire beginning in 2022 through 2041. Substantially all the non-U.S. tax loss carryforwards of $213 million have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2021	2020
Gross unrecognized tax benefits, beginning of period	$354	$305
Gross increases:
Current year tax positions	9	31
Acquired reserves	—	118
Prior year tax positions	12	7
Gross decreases:
Settlements	(13)	(96)
Prior year tax positions	(4)	(11)
Statute of limitation lapses	(3)	—
Gross unrecognized tax benefits, end of period	$355	$354

As of December 31, 2021, $308 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months by $1 million as a result of the expiration of statutes of limitations and projected audit settlements in certain jurisdictions.

The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized net interest expense and penalties related to uncertain positions of $1 million expense and $2 million benefit for the years ended December 31, 2021 and 2020, respectively. The Company had $43 million and $42 million of accrued interest and penalties for uncertain tax positions as of December 31, 2021 and 2020, respectively.

The Company files tax returns for federal as well as numerous state and international tax jurisdictions. As of December 31, 2021, the Company's tax returns are under federal examination for the tax years 2014 through 2018. The Company is engaged in multiple audit proceedings for its state and foreign filings. Generally, no further state or foreign audit activity is expected for years prior to 2015.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised, or outstanding in 2021. The plans have 17 million shares available for future awards. Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $203 million, $281 million and $177 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $35 million, $34 million and $22 million for the years ended December 31, 2021, 2020 and 2019, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2020	7,685	$62.74
Granted	4,478	66.39
Vested	(3,809)	62.82
Forfeited	(1,212)	60.95
Non-vested balance as of December 31, 2021	7,142	$65.30

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2021, 2020 and 2019, was $264 million, $364 million and $202 million, respectively.

As of December 31, 2021, there was $263 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company maintains an employee stock purchase plan and issued 516 thousand shares, 487 thousand shares, and 416 thousand shares in 2021, 2020 and 2019, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least 21 years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $105 million, $91 million and $64 million during the years ended December 31, 2021, 2020 and 2019, respectively.

17. Commitments

In connection with obtaining regulatory approval of the Fidelis Care acquisition, the Company entered into certain undertakings with the New York State Department of Health in 2018. These undertakings contain various commitments by the Company effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with the Company's mission of providing high quality healthcare to vulnerable populations within New York State. As of December 31, 2021, the Company has paid $272 million.

The Company also committed to certain undertakings with the California Department of Insurance and the California Department of Managed Health Care in connection with obtaining regulatory approval of the Health Net acquisition in 2016. The Health Net commitments related to the undertakings are as follows:

•invest an additional $30 million through the California Organized Investment Network over the five years following completion of the acquisition, and the Company fulfilled this undertaking in 2020;
•build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which the Company has incurred $89 million through 2021;
•contribute $65 million to improve enrollee health outcomes ($10 million over five years), support locally-based consumer assistance programs ($5 million over five years) and strengthen the healthcare delivery system ($50 million over five years), of which the Company has contributed $43 million through 2021 and expects to contribute the remaining portion by March 31, 2022; and
•invest $75 million of its investment portfolio in vehicles supporting California's healthcare infrastructure, of which the Company has invested $64 million through 2021.

18. Contingencies
Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments or the False Claims Act, the calculation of minimum medical loss ratios and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as described below with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company's pharmacy benefits manager subsidiary. It is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

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

Beginning in April 2021, several lawsuits have been filed against the Company and its subsidiaries, alleging that the defendants failed to prevent Health Net members' personal and health data from being exposed in connection with a data breach involving Accellion's File Transfer Appliance. The Company denies any wrongdoing and has filed a separate lawsuit against Accellion in Delaware seeking indemnity for these claims. In December 2021, the plaintiffs in three of the pending actions filed a motion for preliminary approval of a settlement with the Company and its subsidiaries, which, if approved by the court, should resolve most or all of the pending litigation. In addition, claims related to these lawsuits are anticipated to be covered in part by the Company’s insurance carrier. As a result, while these matters are subject to many uncertainties, the Company does not believe that an adverse outcome in these matters is likely to have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

Pharmacy Benefits Management Matters

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

The Company has reached no-fault agreements with the Attorney Generals in nine states, including Ohio, to resolve claims and/or allegations made by the states related to services provided by Envolve. As a result of the settlement, the Ohio Attorney General’s litigation against the Company was dismissed. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews or investigations relating to the Company’s PBM business across products may be brought by other states, the federal government or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company’s financial position, results of operations and cash flows.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share for the years ended December 31 ($ in millions, except per share data in dollars and shares in thousands):

	2021	2020	2019

Earnings attributable to Centene Corporation	$1,347	$1,808	$1,321

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	582,832	570,722	413,487
Common stock equivalents (as determined by applying the treasury stock method)	7,684	8,413	6,922
Weighted average number of common shares and potential dilutive common shares outstanding	590,516	579,135	420,409

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.31	$3.17	$3.19
Diluted earnings per common share	$2.28	$3.12	$3.14

The calculation of diluted earnings per common share for 2021, 2020 and 2019 excludes the impact of 44 thousand shares, 398 thousand shares and 1,048 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

20. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene’s health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene’s specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company’s chief operating decision-maker to evaluate all results of operations. The Company does not report total assets by segment since this is not a metric used to allocate resources or evaluate segment performance. Segment information for the year ended December 31, 2020 and 2019 have been conformed to the 2021 presentation of segment eliminations.

Segment information for the year ended December 31, 2021, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$120,119	$5,863	$—	$125,982
Total revenues from internal customers	6	12,789	(12,795)	—
Total revenues	$120,125	$18,652	$(12,795)	$125,982
Earnings from operations	$1,789	$(5)	$—	$1,784

Segment information for the year ended December 31, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$106,862	$4,253	$—	$111,115
Total revenues from internal customers	5	10,741	(10,746)	—
Total revenues	$106,867	$14,994	$(10,746)	$111,115
Earnings from operations	$3,031	$51	$—	$3,082

Segment information for the year ended December 31, 2019, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$71,209	$3,430	$—	$74,639
Total revenues from internal customers	4	9,348	(9,352)	—
Total revenues	$71,213	$12,778	$(9,352)	$74,639
Earnings from operations	$1,806	$(25)	$—	$1,781

21. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$9	$668
Short-term investments	1	1
Other current assets	738	24
Total current assets	748	693
Long-term investments	128	129
Investment in subsidiaries	45,117	41,565
Other long-term assets	271	101
Total assets	$46,264	$42,488
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Current liabilities	$619	$133
Current portion of long-term debt	14	—
Total current liabilities	633	133
Long-term debt	18,148	16,393
Other long-term liabilities	461	—
Total liabilities	19,242	16,526
Redeemable noncontrolling interest	82	77
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 602,704 issued and 582,479 outstanding at December 31, 2021, and 598,249 issued and 581,479 outstanding at December 31, 2020	1	1
Additional paid-in capital	19,672	19,459
Accumulated other comprehensive earnings	77	337
Retained earnings	8,139	6,792
Treasury stock, at cost (20,225 and 16,770 shares, respectively)	(1,094)	(816)
Total Centene stockholders' equity	26,795	25,773
Noncontrolling interest	145	112
Total stockholders' equity	26,940	25,885
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$46,264	$42,488

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2021	2020	2019
Expenses:
Selling, general and administrative expenses	$9	$13	$11
Contingent consideration	—	(1)	(24)
Legal settlement	1,116	—	—
Other income (expense):
Investment and other income	38	5	11
Gain on divestiture	118	104	—
Debt extinguishment costs	(125)	(61)	(30)
Interest expense	(641)	(723)	(394)
Loss before income taxes	(1,735)	(687)	(400)
Income tax benefit	(308)	(331)	(172)
Net (loss) before equity in subsidiaries	(1,427)	(356)	(228)
Equity in earnings from subsidiaries	2,763	2,150	1,537
Net earnings	1,336	1,794	1,309
Loss attributable to noncontrolling interests	11	14	12
Net earnings attributable to Centene	$1,347	$1,808	$1,321

Net earnings per share:
Basic earnings per common share	$2.31	$3.17	$3.19
Diluted earnings per common share	$2.28	$3.12	$3.14

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$2,194	$739	$429
Payments for legal settlement	(298)	—	—
Other operating activities, net	(582)	(287)	(231)
Net cash provided by operating activities	1,314	452	198
Cash flows from investing activities:
Capital contributions to subsidiaries	(1,217)	(761)	(731)
Purchases of investments	(723)	(111)	(124)
Sales and maturities of investments	66	11	—
Dividends from subsidiaries, return of investment	241	87	291
Investments in acquisitions	(151)	(7,188)	(302)
Proceeds from divestitures, net	130	533	—
Intercompany activities	(1,709)	1,185	140
Other investing activities, net	—	(12)	—
Net cash used in investing activities	(3,363)	(6,256)	(726)
Cash flows from financing activities:
Proceeds from long-term debt	9,066	4,870	24,647
Payments of long-term debt	(7,207)	(3,875)	(17,778)
Common stock repurchases	(297)	(626)	(75)
Payments for debt extinguishment	(157)	(81)	(23)
Debt issuance costs	(72)	(120)	(25)
Other financing activities, net	57	47	33
Net cash provided by financing activities	1,390	215	6,779
Net increase (decrease) in cash and cash equivalents	(659)	(5,589)	6,251
Cash and cash equivalents, beginning of period	668	6,257	6
Cash and cash equivalents, end of period	$9	$668	$6,257

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

St. Louis, Missouri
February 22, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Delinquent Section 16(a) Reports", if applicable.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Corporate Governance and Risk Management." These portions of our Proxy Statement are incorporated herein by reference.

Information concerning our audit committee financial expert and identification of our audit committee will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Board of Directors Committees." Information concerning our code of ethics will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Corporate Governance and Risk Management." These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2022 Annual Meeting of Stockholders under "Information About Executive Compensation." Information concerning Compensation Committee interlocks and insider participation will appear in the Proxy Statement for our 2022 Annual Meeting of Stockholders under "Compensation Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Information About Stock Ownership" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Corporate Governance and Risk Management," "Director Independence" and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, St. Louis, MO. The Auditor Firm ID is 185.

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2022 annual meeting of stockholders under "Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.    Financial Statements:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2021 and 2020
    Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
    Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
    Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

    None.

3.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Agreement and Plan of Merger, dated as of March 26, 2019, by and among Centene Corporation, Wellington Merger Sub I, Inc., Wellington Merger Sub II, Inc., and WellCare Health Plans, Inc.		8-K	March 27, 2019	2.1

2.2	+	Agreement and Plan of Merger, dated as of January 4, 2021, by and among Centene Corporation, Mayflower Merger Sub, Inc. and Magellan Health, Inc.		8-K	January 4, 2021	2.1

3.1		Amended and Restated Certificate of Incorporation of Centene Corporation, dated April 27, 2021		8-K	April 30, 2021	3.1

3.2		By-laws of Centene Corporation, as amended and restated effective as of December 14, 2021		8-K	December 14, 2021	3.1

4.1		Description of Securities of the Company	X

4.2		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.2

4.3		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company’s 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.3

4.4		Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto)		8-K	February 13, 2020	4.1

4.5		Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.1

4.6		First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.2

4.7		Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	February 17, 2021	4.2

4.8		Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	July 1, 2021	4.2

4.9		Fourth Supplemental Indenture, dated as of August 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	August 12, 2021	4.4

10.1	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-Q	July 23, 2019	10.1

10.2	*	Amendment No.1 to the 2002 Employee Stock Purchase Plan, As Amended and Restated		S-8	May 22, 2020	4.2

10.3	*	Centene Corporation 2012 Stock Incentive Plan, as amended		8-K	April 30, 2021	10.1

10.4	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.5	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan		10-K	February 19, 2019	10.6

10.6	*	Centene Corporation 2007 Long-Term Incentive Plan, as Amended		10-K	February 22, 2021	10.6

10.7	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.8	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.8a	*	Amendment No. 1 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.8b	*	Amendment No. 2 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.8c	*	Amendment No. 3 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.8d	*	Amendment No. 4 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.8e	*	Amendment No. 5 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	December 14, 2016	10.1

10.8f	*	Amendment No. 6 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	February 4, 2019	10.1

10.8g	*	Amendment No 7. to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	X

10.8h	*	Amendment No.8 to Executive Employment Agreement between Centene Corporation and Michael F. Neidorff	X

10.9	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.9a	*	Amendment No. 1 to Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.9b	*	Amendment No. 2 to Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.10	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.11	*	Form of Non-statutory Stock Option Agreement (Employees) #2		10-K	February 22, 2021	10.11

10.12		Form of Non-statutory Stock Option Agreement (Employees) #3	X

10.13	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 23, 2009	10.18

10.14	*	Form of Incentive Stock Option Agreement		10-Q	October 28, 2008	10.6

10.15	*	Form of Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.20

10.16	*	Form of Restricted Stock Unit Agreement #2 (under the 2012 Stock Incentive Plan, As Amended)		8-K	December 21, 2020	10.1

10.17	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.23

10.18	*	Form of Performance Based Restricted Stock Unit Agreement #2 (under the 2012 Stock Incentive Plan, As Amended)		8-K	December 21, 2020	10.2

10.19	*	Form of Long-Term Incentive Plan Agreement #1		10-K	February 21, 2017	10.25

10.20	*	Form of Long-Term Incentive Plan Agreement #2 (under the 2007 Long-Term Incentive Plan, As Amended)		8-K	December 21, 2020	10.3

10.21	*	2019 Incentive Compensation Plan of WellCare Health Plans, Inc.		DEF14A1	April 8, 2019	A

10.22	*	Amendment No. 1 to the 2019 Incentive Compensation Plan of WellCare Health Plans, Inc., dated as of January 23, 2020		S-8	January 23, 2020	4.4

10.23	*	WellCare Health Plans, Inc. Executive Severance Plan, as amended and restated		10-K1	February 12, 2019	10.3(c)

10.24	*	Executive Employment Agreement between Centene Corporation and Kenneth Burdick, dated May 30, 2019		10-K	February 22, 2021	10.24

10.25	*	Transition Services Agreement between Centene Corporation and Kenneth Burdick, dated February 21, 2020		10-K	February 22, 2021	10.25

10.26	*	Consulting Services Agreement between Centene Corporation and Kenneth Burdick, dated January 23, 2021		10-K	February 22, 2021	10.26

10.27		Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto		8-K	August 18, 2021	1.1

10.28	*	Letter Agreement, dated May 4, 2021, by and between Centene Corporation and Andrew Asher		10-Q	July 27, 2021	10.2

10.29	*	Separation Agreement and Release between Centene Corporation and Jeffrey Schwaneke, dated September 26, 2021		10-Q	October 26, 2021	10.2

10.30	*	Transition Agreement between Centene Corporation and Jesse Hunter, dated October 26, 2021	X

10.31	*	Separation Agreement and General Release between Centene Management Company LLC and Jesse N. Hunter, dated November 5, 2021	X

10.32		Cooperation Agreement between Centene Corporation and Politan Capital Management LP, dated December 14, 2021		8-K	December 14, 2021	10.1

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-261993, 333-255735, 333-238597, 333-236036, 333-217634, 333-210376, 333-197737, 333-180976, 333-108467, and 333-90976) and on Form S-3 (File Numbers 333-238050 and 333-209252)
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

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
1 SEC File No. 001-32209
+ Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K.
* Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2022.

CENTENE CORPORATION

By:	/s/ Michael F. Neidorff
Michael F. Neidorff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 22, 2022.

Signature	Title

/s/ Michael F. Neidorff	Chairman and Chief Executive Officer (principal executive officer)
Michael F. Neidorff

/s/ Andrew L. Asher	Executive Vice President, Chief Financial Officer (principal financial officer)
Andrew L. Asher

/s/ Katie N. Casso	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Katie N. Casso

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ Kenneth A. Burdick	Director
Kenneth A. Burdick

/s/ Christopher J. Coughlin	Director
Christopher J. Coughlin

/s/ H. James Dallas	Director
H. James Dallas

/s/ Wayne S. DeVeydt	Director
Wayne S. DeVeydt

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ Sarah M. London	Director
Sarah M. London

/s/ Leslie V. Norwalk	Director
Leslie V. Norwalk

/s/ Lori J. Robinson	Director
Lori J. Robinson

/s/ Theodore R. Samuels	Director
Theodore R. Samuels

/s/ William L. Trubeck	Director
William L. Trubeck