Form 10-Q
period 2022-03-31
CENTENE CORP
filed 2022-04-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated file", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of April 15, 2022, the registrant had 584,886,987 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, value creation strategy, competition, expected activities in completed and future acquisitions, including statements about the impact of our recently completed acquisition of Magellan Health (the Magellan Acquisition), other recent and future acquisitions and dispositions, investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1. "Legal Proceedings."

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
•the risk that the election of new directors, changes in senior management, and inability to retain key personnel may create uncertainty or negatively impact our ability to execute quickly and effectively;
•uncertainty as to the expected financial performance of the combined company following the recent completion of the Magellan Acquisition;
•the possibility that the expected synergies and value creation from the Magellan Acquisition or the acquisition of WellCare Health Plans, Inc.(the WellCare Acquisition) (or other acquired businesses) will not be realized, or will not be realized within the respective expected time periods;
•disruption from the integration of the Magellan Acquisition or from the integration of the WellCare Acquisition, unexpected costs, or similar risks from other acquisitions we may announce or complete from time to time, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;
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
i

•disasters or major epidemics;
•changes in expected contract start dates;
•provider, state, federal, foreign and other contract changes and timing of regulatory approval of contracts;
•the expiration, suspension, or termination of our contracts with federal or state governments (including, but not limited to, Medicaid, Medicare, TRICARE or other customers);
•the difficulty of predicting the timing or outcome of legal or regulatory proceedings or matters, including, but not limited to, our ability to resolve claims and/or allegations made by states with regard to past practices, including at Envolve Pharmacy Solutions, Inc. (Envolve), as our pharmacy benefits manager (PBM) subsidiary, within the reserve estimate we recorded in 2021 and on other acceptable terms, or at all, or whether additional claims, reviews or investigations relating to our PBM business will be brought by states, the federal government or shareholder litigants, or government investigations;
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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2022	2021

GAAP net earnings attributable to Centene	$849	$699
Amortization of acquired intangible assets	199	195
Acquisition related expenses	97	47
Other adjustments (1)	2	102
Income tax effects of adjustments (2)	(67)	(83)
Adjusted net earnings	$1,080	$960

GAAP diluted earnings per share (EPS) attributable to Centene	$1.44	$1.19
Amortization of acquired intangible assets (3)	0.26	0.25
Acquisition related expenses (4)	0.13	0.06
Other adjustments (1)	—	0.13
Adjusted Diluted EPS	$1.83	$1.63

(1) Other adjustments include the following items:

2022:
(a) Legal fees related to the PBM legal settlement reserve established in 2021 of $2 million, or $0.00 per diluted share, net of income tax benefit of $0.00, for the three months ended March 31, 2022.
2021:
(a) Debt extinguishment costs of $46 million, or $0.06 per diluted share, net of an income tax benefit of $0.02, for the three months ended March 31, 2021; and

(b) Severance costs due to a restructuring of $56 million, or $0.07 per diluted share, net of an income tax benefit of $0.02, for the three months ended March 31, 2021.

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

(3) The amortization of acquired intangible assets per diluted share presented above is net of an income tax benefit of $0.08 and $0.08 for the three months ended March 31, 2022 and 2021, respectively.

(4) Acquisition related expenses per diluted share presented above are net of an income tax benefit of $0.03 and $0.02 for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021

GAAP selling, general and administrative expenses	$2,745	$2,234
Less:
Acquisition related expenses	99	46
Restructuring costs	—	56
Legal fees related to legal settlement	2	—
Adjusted selling, general and administrative expenses	$2,644	$2,132
Note: Beginning in 2022, we have included a separate line item for depreciation expense on the Consolidated Statements of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expenses have been conformed to the current presentation.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,237	$13,118
Premium and trade receivables	16,169	12,238
Short-term investments	1,668	1,539
Other current assets	2,036	1,602
Total current assets	31,110	28,497
Long-term investments	14,129	14,043
Restricted deposits	1,210	1,068
Property, software and equipment, net	3,583	3,391
Goodwill	20,903	19,771
Intangible assets, net	8,138	7,824
Other long-term assets	3,828	3,781
Total assets	$82,901	$78,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$16,259	$14,243
Accounts payable and accrued expenses	9,980	8,493
Return of premium payable	2,628	2,328
Unearned revenue	526	434
Current portion of long-term debt	292	267
Total current liabilities	29,685	25,765
Long-term debt	18,640	18,571
Deferred tax liability	1,292	1,407
Other long-term liabilities	5,854	5,610
Total liabilities	55,471	51,353
Commitments and contingencies
Redeemable noncontrolling interests	117	82
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 605,925 issued and 584,854 outstanding at March 31, 2022, and 602,704 issued and 582,479 outstanding at December 31, 2021	1	1
Additional paid-in capital	19,830	19,672
Accumulated other comprehensive earnings	(485)	77
Retained earnings	8,988	8,139
Treasury stock, at cost (21,071 and 20,225 shares, respectively)	(1,165)	(1,094)
Total Centene stockholders’ equity	27,169	26,795
Nonredeemable noncontrolling interest	144	145
Total stockholders’ equity	27,313	26,940
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$82,901	$78,375
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Premium	$31,889	$26,933
Service	2,343	1,181
Premium and service revenues	34,232	28,114
Premium tax	2,953	1,869
Total revenues	37,185	29,983
Expenses:
Medical costs	27,838	23,391
Cost of services	1,988	1,048
Selling, general and administrative expenses	2,745	2,234
Depreciation expense	156	133
Amortization of acquired intangible assets	199	195
Premium tax expense	3,006	1,928
Total operating expenses	35,932	28,929
Earnings from operations	1,253	1,054
Other income (expense):
Investment and other income	52	103
Debt extinguishment	3	(46)
Interest expense	(160)	(170)
Earnings before income tax expense	1,148	941
Income tax expense	296	244
Net earnings	852	697
(Earnings) loss attributable to noncontrolling interests	(3)	2
Net earnings attributable to Centene Corporation	$849	$699

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.46	$1.20
Diluted earnings per common share	$1.44	$1.19

Weighted average number of common shares outstanding:
Basic	583,230	581,869
Diluted	590,658	589,343

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$852	$697
Reclassification adjustment, net of tax	2	(2)
Change in unrealized gain (loss) on investments, net of tax	(544)	(154)
Foreign currency translation adjustments	(20)	(5)
Other comprehensive loss	(562)	(161)
Comprehensive earnings	290	536
Comprehensive (earnings) loss attributable to noncontrolling interests	(3)	2
Comprehensive earnings attributable to Centene Corporation	$287	$538

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three Months Ended March 31, 2022

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	849	—	—	(1)	848
Other comprehensive loss, net of $(171) tax	—	—	—	(562)	—	—	—	—	(562)
Common stock issued for employee benefit plans	3,221	—	28	—	—	—	—	—	28
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	—	—	—	846	(71)	—	(71)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Balance, March 31, 2022	605,925	$1	$19,830	$(485)	$8,988	21,071	$(1,165)	$144	$27,313

Three Months Ended March 31, 2021

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	699	—	—	(5)	694
Other comprehensive loss, net of $(49) tax	—	—	—	(161)	—	—	—	—	(161)
Common stock issued for employee benefit plans	1,675	—	9	—	—	—	—	—	9
Common stock repurchases	(316)	—	(19)	—	—	156	(10)	—	(29)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Contribution from noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance, March 31, 2021	599,608	$1	$19,500	$176	$7,491	16,926	$(826)	$116	$26,458

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$852	$697
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	390	361
Stock compensation expense	70	51
(Gain) loss on debt extinguishment	(3)	46
Deferred income taxes	12	156
Other adjustments, net	22	2
Changes in assets and liabilities
Premium and trade receivables	(3,099)	(1,891)
Other assets	(299)	(287)
Medical claims liabilities	1,767	405
Unearned revenue	81	48
Accounts payable and accrued expenses	957	32
Other long-term liabilities	401	423
Net cash provided by operating activities	1,151	43
Cash flows from investing activities:
Capital expenditures	(242)	(187)
Purchases of investments	(1,700)	(1,653)
Sales and maturities of investments	1,047	1,391
Acquisitions, net of cash acquired	(1,504)	(158)
Other investing activities, net	(2)	—
Net cash used in investing activities	(2,401)	(607)
Cash flows from financing activities:
Proceeds from long-term debt	100	2,317
Payments of long-term debt	(526)	(2,295)
Common stock repurchases	(71)	(29)
Payments for debt extinguishment	(27)	(54)
Debt issuance costs	—	(27)
Other financing activities, net	26	15
Net cash used in financing activities	(498)	(73)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33	(16)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(1,715)	(653)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	13,214	10,957
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$11,499	$10,304
Supplemental disclosures of cash flow information:
Interest paid	$139	$130
Income taxes paid	$11	$20

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2022	2021
Cash and cash equivalents	$11,237	$9,627
Restricted cash and cash equivalents, included in restricted deposits	262	677
Total cash, cash equivalents, and restricted cash and cash equivalents	$11,499	$10,304
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2021. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2021 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2021 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2022 presentation. Beginning in 2022, the Company has included a separate line item for depreciation expense on the Consolidated Statement of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expense ratios have also been conformed to the current presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan) (the Magellan Acquisition). The acquisition was accounted for as a business combination. See Note 2. Acquisitions for further details.

Accounting Guidance Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

2. Acquisitions

Magellan Acquisition

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan. The Magellan Acquisition enables Centene to provide whole-health, integrated healthcare solutions to deliver better health outcomes at lower costs for complex, high-cost populations. Total consideration for the acquisition was $2,561 million, consisting of $2,501 million in cash and $60 million related to the fair value of replacement equity awards associated with pre-combination service. The Company recognized $97 million of acquisition related expenses, primarily related to Magellan, that were in the Consolidated Statement of Operations for the three months ended March 31, 2022.

The Magellan Acquisition was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Due to the timing of the acquisition, the valuation of assets acquired and liabilities assumed has not yet been finalized, and as a result, the preliminary estimates have been recorded and are subject to change. Any necessary adjustments from the preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 4, 2022 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$997
Premium and related receivables	855
Short-term investments	144
Other current assets	225
Long-term investments	43
Restricted deposits	7
Property, software and equipment	91
Intangible assets (a)	600
Other long-term assets	50
Total assets acquired	3,012

Medical claims liability	249
Accounts payable and accrued expenses	476
Return of premium payable	75
Unearned revenue	8
Current portion of long-term debt	5
Long-term debt (b)	542
Deferred tax liabilities (c)	81
Other long-term liabilities	82
Total liabilities assumed	1,518
Mezzanine equity	32
Total identifiable net assets	1,462
Goodwill (d)	1,099
Total assets acquired and liabilities assumed	$2,561

The Company has made the following preliminary fair value adjustments based on information reviewed through March 31, 2022. Significant fair value adjustments are noted as follows:

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

(b)    Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Magellan's Senior Notes and Credit Agreement assumed in the acquisition was $535 million. In January 2022, the Company paid off Magellan's debt acquired in the transaction using Magellan's cash on hand.

(c)    The preliminary deferred tax liabilities are presented net of $117 million of deferred tax assets.

(d)    Goodwill is estimated at $1,099 million and primarily relates to synergies expected from the acquisition and the assembled workforce of Magellan. The assignment of goodwill to the Company’s respective segments has not been completed at this time, but the majority of goodwill is expected to be allocated to the Specialty segment. The majority of the goodwill is not deductible for income tax purposes.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$552	$—	$(9)	$543	$642	$—	$(2)	$640
Corporate securities	8,752	26	(368)	8,410	8,145	130	(75)	8,200
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	262	—	—	262	96	—	—	96
Short-term time deposits	130	—	—	130	109	—	—	109
Municipal securities	3,607	13	(136)	3,484	3,398	85	(15)	3,468
Asset-backed securities	1,308	—	(29)	1,279	1,308	5	(5)	1,308
Residential mortgage-backed securities	919	1	(45)	875	850	10	(7)	853
Commercial mortgage-backed securities	939	1	(43)	897	870	13	(10)	873
Equity securities (1)	301	—	—	301	326	—	—	326
Private equity investments	626	—	—	626	587	—	—	587
Life insurance contracts	196	—	—	196	186	—	—	186
Total	$17,596	$41	$(630)	$17,007	$16,521	$243	$(114)	$16,650

(1) Investments in equity securities primarily consist of exchange traded funds in fixed income securities.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2022, 98% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2022, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $101 million and $96 million at March 31, 2022 and December 31, 2021, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA and a weighted average duration of 4 years at March 31, 2022.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2022				December 31, 2021
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(7)	$495	$(2)	$33	$(2)	$598	$—	$3
Corporate securities	(271)	5,653	(97)	1,024	(66)	4,209	(9)	209
Municipal securities	(125)	2,336	(11)	121	(14)	1,173	(1)	39
Asset-backed securities	(28)	1,097	(1)	65	(5)	770	—	33
Residential mortgage-backed securities	(29)	629	(16)	172	(7)	472	—	15
Commercial mortgage-backed securities	(27)	680	(16)	139	(8)	380	(2)	32
Total	$(487)	$10,890	$(143)	$1,554	$(102)	$7,602	$(12)	$331

As of March 31, 2022, the gross unrealized losses were generated from 5,048 positions out of a total of 6,748 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2022				December 31, 2021
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,543	$1,540	$611	$609	$1,390	$1,396	$368	$368
One year through five years	6,519	6,327	400	382	6,212	6,294	460	457
Five years through ten years	3,903	3,665	238	219	3,647	3,681	244	243
Greater than ten years	93	91	—	—	73	78	—	—
Asset-backed securities	3,166	3,051	—	—	3,028	3,034	—	—
Total	$15,224	$14,674	$1,249	$1,210	$14,350	$14,483	$1,072	$1,068

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

The following table summarizes fair value measurements by level at March 31, 2022, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$11,237	$—	$—	$11,237
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$154	$—	$—	$154
Corporate securities	—	8,380	—	8,380
Municipal securities	—	2,959	—	2,959
Short-term time deposits	—	130	—	130
Asset-backed securities	—	1,279	—	1,279
Residential mortgage-backed securities	—	875	—	875
Commercial mortgage-backed securities	—	897	—	897
Equity securities	299	2	—	301
Total investments	$453	$14,522	$—	$14,975
Restricted deposits:
Cash and cash equivalents	$262	$—	$—	$262
Certificates of deposit	—	4	—	4
Corporate securities	—	30	—	30
Municipal securities	—	525	—	525
U.S. Treasury securities and obligations of U.S. government corporations and agencies	389	—	—	389
Total restricted deposits	$651	$559	$—	$1,210
Total assets at fair value	$12,341	$15,081	$—	$27,422

The following table summarizes fair value measurements by level at December 31, 2021, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$13,118	$—	$—	$13,118
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$171	$—	$—	$171
Corporate securities	—	8,170	—	8,170
Municipal securities	—	2,999	—	2,999
Short-term time deposits	—	109	—	109
Asset backed securities	—	1,308	—	1,308
Residential mortgage backed securities	—	853	—	853
Commercial mortgage backed securities	—	873	—	873
Equity securities	324	2	—	326
Total investments	$495	$14,314	$—	$14,809
Restricted deposits:
Cash and cash equivalents	$96	$—	$—	$96
Certificates of deposit	—	4	—	4
Corporate securities	—	30	—	30
Municipal securities	—	469	—	469
U.S. Treasury securities and obligations of U.S. government corporations and agencies	469	—	—	469
Total restricted deposits	$565	$503	$—	$1,068
Other long-term assets:
Interest rate swap agreements	$—	$15	$—	$15
Total assets at fair value	$14,178	$14,832	$—	$29,010

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $822 million and $773 million as of March 31, 2022 and December 31, 2021, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Three Months Ended March 31,
	2022	2021
Balance, January 1	$14,243	$12,438
Less: Reinsurance recoverable	23	23
Balance, January 1, net	14,220	12,415
Acquisitions and divestitures	249	—
Incurred related to:
Current year	28,561	24,255
Prior years	(723)	(864)
Total incurred	27,838	23,391
Paid related to:
Current year	17,398	15,161
Prior years	8,662	7,828
Total paid	26,060	22,989
Balance at March 31, net	16,247	12,817
Plus: Reinsurance recoverable	12	25
Balance, March 31	$16,259	$12,842

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on the incurred but not reported liability. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $67 million and $202 million as a reduction to premium revenue in the three months ended March 31, 2022 and 2021, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2022 was $10,480 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

6. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2022	December 31, 2021
Risk adjustment receivable	$643	$522
Risk adjustment payable	(735)	(536)
Minimum medical loss ratio	(186)	(196)
Cost sharing reduction receivable	27	69
Cost sharing reduction payable	(58)	(42)

7. Debt

Debt consists of the following ($ in millions):

	March 31, 2022	December 31, 2021
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,485	$2,484
$2,300 million 2.45% Senior Notes due July 15, 2028	2,304	2,304
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,989	15,988
Term loan facility	2,196	2,195
Revolving credit agreement	213	149
Construction loan payable	182	184
Finance leases and other	518	493
Debt issuance costs	(166)	(171)
Total debt	18,932	18,838
Less current portion	(292)	(267)
Long-term debt	$18,640	$18,571

Of the Company's total debt, approximately 15% is variable rate debt tied to London Interbank Offered Rate (LIBOR). The debt agreements that may be impacted by the discontinuation of LIBOR include provisions that the Company believes are sufficient for the Company to transition from the existing LIBOR rates to the prevailing successor market rates as necessary.

Senior Notes

In connection with the Magellan Acquisition in January 2022, the Company redeemed Magellan’s existing outstanding 4.4% Senior Notes due 2024 and paid off the existing Credit Agreement using Magellan’s cash on hand. The Company recognized an immaterial net pre-tax gain on extinguishment including related fees and expenses and the write-off of the unamortized premium.

Foreign Currency Swap

In order to manage the foreign exchange risk associated with an intercompany note receivable related to the Circle Health acquisition, the Company entered into a foreign currency swap agreement for a notional amount of $705 million, to purchase £509 million. The swap agreement was formally designated and qualified as a fair value hedge. All gains and losses due to changes in the fair value of the foreign currency swap completely offset changes in the remeasurement of the intercompany note receivable within investment and other income in the Consolidated Statement of Operations, resulting in no net impact to the Consolidated Statement of Operations.

On March 31, 2022, the interest rate swap settled in connection with its expiration, and the Company received cash proceeds of $35 million. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. Until final completion of the construction project, which occurred in July 2021, the loan bore interest based on one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction was completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company guaranteed completion of the construction project associated with the loan. As of March 31, 2022, the Company had $182 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

In April 2022, the Company extended the term of the loan for an additional one year. The extension reduced interest on the loan to SOFR plus 1.85% and matures in April 2023.

8. Leases

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	March 31, 2022	December 31, 2021
Assets
ROU assets (recorded within other long-term assets)	$3,490	$3,566

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$210	$204
Long-term (recorded within other long-term liabilities)	3,527	3,619
Total lease liabilities	$3,737	$3,823

As of March 31, 2022, the weighted average remaining lease term for the Company was 20.7 years. The lease liabilities as of March 31, 2022 reflect a weighted average discount rate of 5.7%.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2022	2021

Earnings attributable to Centene Corporation	$849	$699

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	583,230	581,869
Common stock equivalents (as determined by applying the treasury stock method)	7,428	7,474
Weighted average number of common shares and potential dilutive common shares outstanding	590,658	589,343

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.46	$1.20
Diluted earnings per common share	$1.44	$1.19

The calculation of diluted earnings per common share for the three months ended March 31, 2022 and 2021 excludes the impact of 923 thousand and 533 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

Centene operates in two segments: Managed Care and Specialty Services. The Managed Care segment consists of Centene's health plans, including all of the functions needed to operate them. The Specialty Services segment consists of Centene's specialty companies offering auxiliary healthcare services and products. Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams, and the type of information presented to the Company's chief operating decision-maker to evaluate all results of operations.

Segment information for the three months ended March 31, 2022, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$34,519	$2,666	$—	$37,185
Total revenues from internal customers	2	3,449	(3,451)	—
Total revenues	$34,521	$6,115	$(3,451)	$37,185
Earnings from operations	$1,237	$16	$—	$1,253

Segment information for the three months ended March 31, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$28,602	$1,381	$—	$29,983
Total revenues from internal customers	1	2,886	(2,887)	—
Total revenues	$28,603	$4,267	$(2,887)	$29,983
Earnings from operations	$956	$98	$—	$1,054

11. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to Centers for Medicare and Medicaid Services (CMS) for risk adjustment payments or the False Claims Act, the calculation of minimum medical loss ratios and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, Related Actions). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California's motion for summary judgment was heard by the Court in March 2020. In March 2020, the Court granted Health Net California's motion for summary judgment. In September 2020, the plaintiff appealed the Court's decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial position, results of operations and cash flows.

Beginning in April 2021, several lawsuits have been filed against the Company and its subsidiaries, alleging that the defendants failed to prevent Health Net members' personal and health data from being exposed in connection with a data breach involving Accellion's File Transfer Appliance. The Company denies any wrongdoing and is seeking indemnification from Accellion for these claims. In December 2021, the plaintiffs in three of the pending actions filed a motion for preliminary approval of a settlement with the Company and its subsidiaries, which, if approved by the court, should resolve most or all of the pending litigation. In addition, claims related to these lawsuits are anticipated to be covered in part by the Company's insurance carrier. As a result, while these matters are subject to many uncertainties, the Company does not believe that an adverse outcome in these matters is likely to have a materially adverse impact on the Company’s financial position, results of operations and cash flows.

Pharmacy Benefits Management Matters

On March 11, 2021, the State of Ohio filed a civil action against the Company and the Company's subsidiaries, Buckeye Health Plan Community Solutions, Inc. and Envolve, in Franklin County Court of Common Pleas, captioned as Ohio Department of Medicaid, et al. v. Centene Corporation, et al. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of pharmacy benefits management (PBM) services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs sought an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan.

The Company has reached no-fault agreements with the Attorney Generals in nine states, including Ohio, to resolve claims and/or allegations made by the states related to services provided by Envolve. As a result of the settlement, the Ohio Attorney General’s litigation against the Company was dismissed. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews or investigations relating to the Company's PBM business across products may be brought by other states, the federal government or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties.

EXECUTIVE OVERVIEW

General

We are a leading healthcare enterprise that is committed to helping people live healthier lives. We take a local approach - with local brands and local teams - to provide fully integrated, high-quality, and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals.

Results of operations depend on our ability to manage expenses associated with health benefits (including estimated costs incurred) and selling, general and administrative (SG&A) costs. We measure operating performance based upon two key ratios. The health benefits ratio (HBR) represents medical costs as a percentage of premium revenues, excluding premium tax revenues that are separately billed, and reflects the direct relationship between the premiums received and the medical services provided. The SG&A expense ratio represents SG&A costs as a percentage of premium and service revenues, excluding premium taxes separately billed. Beginning in 2022, we have included a separate line item for depreciation expense on the Consolidated Statement of Operations, which was previously included within SG&A expenses. Prior period information has been conformed to the current presentation, including the resulting SG&A expense ratios.

Value Creation Plan

As introduced in June 2021, our Value Creation Plan is designed to drive margin expansion by leveraging our scale and generating sustainable profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. The three major pillars of the Value Creation Plan are: SG&A expense savings, gross margin expansion, and strategic capital management. The first pillar, SG&A expense savings, includes initiatives targeting improving productivity, driving efficiencies, and reducing costs throughout the organization, including real estate optimization. The second pillar, gross margin expansion, will be achieved through initiatives including bid discipline, clinical initiatives, quality improvement, and pharmacy cost management. The third pillar, strategic capital management, focuses on value-creating capital deployment activities such as share repurchases, portfolio optimization, and debt and investment management.

From an operational perspective, we continue to move forward with our value creation plan, including the centralization of key functions, such as call centers and utilization management, evaluating our real estate footprint and seeking opportunities for platform consolidation. We are assessing our portfolio and are focused on making strategic decisions and investments to create additional value in the short term and to seek opportunities that position the organization for long-term strength, profitability, growth, and innovation. We intend to build cash throughout 2022 so we are positioned to execute on capital deployment activities during the second half of the year, in tandem with the timing of our health plan dividends.

COVID-19 Trends and Uncertainties

The impact of COVID-19 on our business in both the short-term and long-term is uncertain and difficult to predict. The outlook for the remainder of 2022 depends on future developments, including but not limited to: the length and severity of the outbreak (including new variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, the timing and effectiveness of vaccinations and achievement of herd immunity, and the timing and rate at which members return to accessing healthcare. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From the onset of the pandemic in March 2020, our Medicaid membership has increased by 2.8 million members (excluding the new North Carolina membership). The public health emergency extension for COVID-19 is expected to end in July 2022 with redeterminations beginning in August 2022. We will continue to monitor announcements related to the public health emergency and redeterminations and the potential impact on our membership.

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

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), the American Rescue Act, enacted on March 11, 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Act authorized an additional $1.9 trillion in federal spending to address the COVID-19 public health emergency, and contained several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain. The American Rescue Act enhanced eligibility for the advance premium tax credit for certain enrollees in the Health Insurance Marketplace currently expires on December 31, 2022, and if it is not extended, our Health Insurance Marketplace membership may be reduced.

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

First Quarter 2022 Highlights

Our financial performance for the first quarter of 2022 is summarized as follows:
•Managed care membership of 26.2 million, an increase of 1.9 million members, or 8% year-over-year.
•Total revenues of $37.2 billion, representing 24% growth year-over-year.
•Premium and service revenues of $34.2 billion, representing 22% growth year-over-year.
•HBR of 87.3%, compared to 86.8% for the first quarter of 2021.
•SG&A expense ratio of 8.0%, compared to 7.9% for the first quarter of 2021.
•Adjusted SG&A expense ratio of 7.7%, compared to 7.6% for the first quarter of 2021.
•Operating cash flows of $1.2 billion for the first quarter of 2022.
•Diluted earnings per share (EPS) of $1.44, compared to $1.19 for the first quarter of 2021.
•Adjusted Diluted EPS of $1.83, compared to $1.63 for the first quarter of 2021.

A reconciliation from GAAP diluted earnings per share to Adjusted Diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2022	2021
GAAP diluted EPS attributable to Centene	$1.44	$1.19
Amortization of acquired intangible assets	0.26	0.25
Acquisition related expenses	0.13	0.06
Other adjustments (1)	—	0.13
Adjusted Diluted EPS	$1.83	$1.63
(1) Other adjustments include the following items:

2022:
(a) Legal fees related to the PBM legal settlement reserve established in 2021 of $2 million, or $0.00 per diluted share, net of income tax benefit of $0.00, for the three months ended March 31, 2022.
2021:
(a) Debt extinguishment costs of $46 million, or $0.06 per diluted share, net of an income tax benefit of $0.02, for the three months ended March 31, 2021; and

(b) Severance costs due to a restructuring of $56 million, or $0.07 per diluted share, net of an income tax benefit of $0.02, for the three months ended March 31, 2021.

The following items contributed to our results of operations in the current year:

•Circle Health. In July 2021, we acquired the remaining interest in our equity method investment in Circle Health, one of the U.K.'s largest independent operators of hospitals.

•Commercial. In 2022, we introduced Ambetter into five new states, as well as expanded coverage to 274 new counties across 13 existing states. We now serve members in 27 states across the country in 1,480 counties. Additionally, we introduced three new Ambetter product offerings to address growing needs of our members: Ambetter Value, Ambetter Select, and Ambetter Virtual Access.

•Eligibility Redeterminations. Revenue growth was driven by organic Medicaid growth partially due to the ongoing suspension of eligibility redeterminations as well as Medicare membership growth during the annual enrollment period.

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

•Magellan Health (Magellan). In January 2022, we acquired all of the issued and outstanding shares of Magellan for approximately $2.6 billion. The Magellan Acquisition enables us to provide whole-health, integrated healthcare solutions to deliver better health outcomes at lower costs for complex, high-cost populations.

•Medicare Advantage. We experienced strong Medicare membership growth during the 2022 annual enrollment period. In 2022, we introduced WellCare into three new states, as well as expanded coverage to 327 new counties across existing states. We now serve members in 36 states across the country in 1,575 counties.

•North Carolina. In July 2021, WellCare of North Carolina commenced operations under a new statewide contract in North Carolina providing Medicaid managed care services. In addition, we also began operating under a new contract to provide Medicaid managed care services in three regions in North Carolina through our provider-led North Carolina joint venture, Carolina Complete Health.

In addition, we have been negatively impacted by the previously disclosed carve out of California pharmacy services, which occurred in connection with the state’s transition of pharmacy services from managed care to fee for service, and the decrease in the number of our Medicare members in a 4.0 star or above plan for the 2022 bonus year.

We expect the following items to contribute to our future results of operations:

•In March 2022, Centene announced its subsidiary, Managed Health Services, was selected by the Indiana Department of Administration to continue serving Hoosier Healthwise and Health Indiana Plan members with Medicaid and Medicaid alternative managed care and care coordination services. The new contract is anticipated to begin January 1, 2023.

•In February 2022, our Louisiana subsidiary, Louisiana Healthcare Connections, was awarded a Medicaid contract by the Louisiana Department of Health to continue administering quality, integrated healthcare services to members across the state. The contract is expected to commence in July 2022.

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

•We expect Medicaid eligibility redeterminations to begin in August 2022.

•We will be negatively impacted by the anticipated carve out of Ohio pharmacy services in the second half of 2022 in connection with the state's transition of pharmacy services from managed care to a single pharmacy benefit manager.

•We may be negatively impacted by potential Medicaid state rate actions and risk corridor mechanisms as a result of the COVID-19 pandemic.

MEMBERSHIP

From March 31, 2021 to March 31, 2022, we increased our managed care membership by 1.9 million, or 8%. The following table sets forth our membership by line of business:

	March 31, 2022	December 31, 2021	March 31, 2021
Traditional Medicaid (1)	13,590,100	13,328,400	12,307,400
High Acuity Medicaid (2)	1,682,800	1,686,100	1,529,000
Total Medicaid	15,272,900	15,014,500	13,836,400
Commercial Marketplace	2,031,000	2,140,500	1,900,900
Commercial Group	449,700	462,100	483,400
Total Commercial	2,480,700	2,602,600	2,384,300
Medicare (3)	1,452,500	1,252,200	1,138,500
Medicare PDP	4,169,700	4,070,500	4,109,700
Total at-risk membership (4)	23,375,800	22,939,800	21,468,900
TRICARE eligibles	2,862,400	2,874,700	2,881,400
Total	26,238,200	25,814,500	24,350,300

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health.
(2) Membership includes ABD, IDD, LTSS and MMP Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.
(4) Membership includes 1,231,500, 1,178,000, and 1,086,300 dual-eligible beneficiaries for the periods ending March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2022 and 2021, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three months ended March 31, 2022 and 2021 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2022	2021	% Change
Premium	$31,889	$26,933	18%
Service	2,343	1,181	98%
Premium and service revenues	34,232	28,114	22%
Premium tax	2,953	1,869	58%
Total revenues	37,185	29,983	24%
Medical costs	27,838	23,391	19%
Cost of services	1,988	1,048	90%
Selling, general and administrative expenses	2,745	2,234	23%
Depreciation expense	156	133	17%
Amortization of acquired intangible assets	199	195	2%
Premium tax expense	3,006	1,928	56%
Earnings from operations	1,253	1,054	19%
Investment and other income	52	103	(50)%
Debt extinguishment	3	(46)	n.m.
Interest expense	(160)	(170)	(6)%
Earnings before income tax expense	1,148	941	22%
Income tax expense	296	244	21%
Net earnings	852	697	22%
(Earnings) loss attributable to noncontrolling interests	(3)	2	n.m.
Net earnings attributable to Centene Corporation	$849	$699	21%
Diluted earnings per common share attributable to Centene Corporation	$1.44	$1.19	21%
n.m.: not meaningful

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total Revenues

The following table sets forth supplemental revenue information for the three months ended March 31, ($ in millions):

	2022	2021	% Change
Medicaid	$24,076	$20,191	19%
Commercial	4,132	3,898	6%
Medicare (1)	5,757	4,339	33%
Other	3,220	1,555	107%
Total Revenues	$37,185	$29,983	24%

(1) Medicare includes Medicare Advantage, Medicare Supplement and Medicare PDP.

Total revenues increased 24% in the three months ended March 31, 2022 over the corresponding period in 2021, driven by organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations, 28% membership growth in the Medicare business (16% growth since December 31, 2021), our recent acquisitions of Magellan Health (Magellan) and Circle Health, the commencement of our contracts in North Carolina, and $1.9 billion of additional premium tax revenue and retroactive state directed payments.

Operating Expenses

Medical Costs

The HBR for the three months ended March 31, 2022, was 87.3%, compared to 86.8% in the same period in 2021. The HBR for the first quarter of 2022 was negatively impacted primarily by a return to more normalized traditional Medicaid medical utilization as compared to the first quarter of 2021, partially offset by pricing actions and lower traditional utilization in the Marketplace business.

Cost of Services

Cost of services increased by $940 million in the three months ended March 31, 2022, compared to the corresponding period in 2021, primarily attributable to newly acquired businesses, including Magellan and Circle Health. The cost of service ratio for the three months ended March 31, 2022, was 84.8%, compared to 88.7% in the same period in 2021. The decrease in the cost of service ratio was driven by the acquisition of the Circle Health business, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.0% for the first quarter of 2022, compared to 7.9% in the first quarter of 2021. The adjusted SG&A expense ratio was 7.7% for the first quarter of 2022, compared to 7.6% in the first quarter of 2021. The increases were due to the additions of the Magellan and Circle Health businesses, which operate at higher SG&A expense ratios due to the nature of the businesses. These impacts were partially offset by the leveraging of expenses over higher revenues as a result of increased membership and retroactive state directed payments. The SG&A expense ratio increased in 2022 due to higher acquisition related costs as a result of the Magellan Acquisition, partially offset by reduced restructuring charges compared to 2021.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2022	2021
Investment and other income	$52	$103
Debt extinguishment	3	(46)
Interest expense	(160)	(170)
Other income (expense), net	$(105)	$(113)

Investment and other income. Investment and other income decreased by $51 million in the three months ended March 31, 2022 compared to the corresponding period in 2021, driven by market and interest rate volatility.

Debt extinguishment. In February 2021, we tendered or redeemed all of our outstanding $2.2 billion 4.75% Senior Notes, due 2025 and recognized a pre-tax loss on extinguishment of approximately $46 million. The loss includes the call premium, the write-off of unamortized debt issuance costs and expenses related to the redemption.

Interest expense. Interest expense decreased by $10 million in the three months ended March 31, 2022 compared to the corresponding period in 2021. The decrease was driven by our 2021 refinancing actions.

Income Tax Expense

For the three months ended March 31, 2022, we recorded income tax expense of $296 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 25.8%. For the first quarter of 2022, our effective tax rate on adjusted earnings was 25.1%. For the three months ended March 31, 2021, we recorded income tax expense of $244 million on pre-tax earnings of $941 million, or an effective tax rate of 25.9%. For the first quarter of 2021, our effective tax rate on adjusted earnings was 25.4%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2022	2021	% Change
Total Revenues
Managed Care	$34,521	$28,603	21%
Specialty Services	6,115	4,267	43%
Eliminations	(3,451)	(2,887)	(20)%
Consolidated Total	$37,185	$29,983	24%
Earnings from Operations
Managed Care	$1,237	$956	29%
Specialty Services	16	98	(84)%
Consolidated Total	$1,253	$1,054	19%

Managed Care

Total revenues increased 21% in the three months ended March 31, 2022, compared to the corresponding period in 2021. The increase was due to organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisition of Circle Health, the commencement of our contracts in North Carolina, and premium tax revenue and retroactive state directed payments. Earnings from operations increased $281 million between years primarily as a result of Medicaid and Medicare membership growth, lower traditional utilization in the Marketplace business, the recent acquisition of Circle Health, and profitability growth in the PDP business, partially offset by a return to more normalized traditional Medicaid utilization.

Specialty Services

Total revenues increased 43% in the three months ended March 31, 2022, compared to the corresponding period in 2021, resulting primarily from our recent acquisition of Magellan and increased services associated with membership growth in the Managed Care segment. Earnings from operations decreased $82 million in the three months ended March 31, 2022, compared to the corresponding period in 2021, primarily due to a non-recurring item in our federal services business in the prior year. Decreases in operations were partially offset by the Magellan Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,151	$43
Net cash used in investing activities	(2,401)	(607)
Net cash used in financing activities	(498)	(73)
Effect of exchange rate changes on cash and cash equivalents	33	(16)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(1,715)	$(653)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $1.2 billion in the three months ended March 31, 2022 compared to providing cash of $43 million in the comparable period in 2021. Cash flows provided by operations in 2022 was primarily driven by net earnings.

Cash flows provided by operations in 2021 were due to net earnings, timing of subsidy payments from CMS related to our Medicare PDP business, and an increase in medical claims liabilities, almost entirely offset by a delay in premium payments from one of our state partners of approximately $900 million and an increase in risk adjustment receivable.

Cash Flows Used in Investing Activities

Investing activities used cash of $2.4 billion in the three months ended March 31, 2022, and $607 million in the comparable period in 2021. Cash flows used in investing activities in 2022 primarily consisted of our acquisition of Magellan and net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $242 million and $187 million in the three months ended March 31, 2022 and 2021, respectively, on capital expenditures for system enhancements, market growth, and corporate headquarters expansions.

As of March 31, 2022, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.6 years. We had unregulated cash and cash equivalents of $637 million at March 31, 2022, including $417 million in our international subsidiaries (a material portion of which is expected to be used to satisfy contractual obligations), compared to $2.7 billion at December 31, 2021, including $430 million in our international subsidiaries. Unregulated cash was substantially reduced in January 2022 upon the closing of the Magellan Acquisition for the purchase price payment and corresponding closing costs. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash Flows Used in Financing Activities

Financing activities used cash of $498 million in the three months ended March 31, 2022, compared to using cash of $73 million in the comparable period in 2021. Financing activities in 2022 were driven by the redemption of Magellan's outstanding debt of $535 million acquired in the transaction using Magellan's cash on hand. In 2021, net financing activities were due to costs associated with our debt refinancing, offset by increased borrowings.

Liquidity Metrics

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of March 31, 2022, we had $213 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of March 31, 2022, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

In 2017, we executed a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. As of March 31, 2022, we had $182 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt. In April 2022, we extended the term of the loan for an additional one year. The extension reduced interest on the loan to SOFR plus 1.85% and matures in April 2023.

We had outstanding letters of credit of $161 million as of March 31, 2022, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.7% as of March 31, 2022. In addition, we had outstanding surety bonds of $1.4 billion as of March 31, 2022.

The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of March 31, 2022, we were in compliance with all covenants.

At March 31, 2022, we had working capital, defined as current assets less current liabilities, of $1.4 billion, compared to $2.7 billion at December 31, 2021. Unregulated cash was substantially reduced in January 2022 upon the closing of the Magellan Acquisition for the purchase price payment and corresponding closing costs. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At March 31, 2022, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 40.9%, compared to 41.2% at December 31, 2021. Excluding $182 million of non-recourse debt, our debt to capital ratio was 40.7% as of March 31, 2022, compared to $184 million and 40.9% at December 31, 2021. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2022 Expectations

During the remainder of 2022, we expect to receive net dividends from our insurance subsidiaries of approximately $900 million and spend approximately $800 million in additional capital expenditures primarily associated with system enhancements and the completion of our office in Charlotte, North Carolina. In February 2021, our Board of Directors approved an increase in our existing share repurchase program for our common stock. With the increase, we are authorized to repurchase up to $1.0 billion of shares of our common stock, inclusive of the previously approved stock repurchase program. We have $800 million remaining under the program for repurchases as of March 31, 2022. No duration has been placed on the repurchase program.

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

We intend to continue to evaluate strategic actions in connection with our Value Creation Plan, targeting initiatives to improve productivity, efficiencies and reduced organizational costs, as well as capital deployment activities, including share repurchases, portfolio optimization and the evaluation of refinancing opportunities. In addition to creating shareholder value, this plan encompasses a larger organizational mission to enhance our member and provider experience, improve outcomes for our members, and to initiate new ways of doing business that make Centene a great partner in all aspects of our operations.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2022, we made net capital contributions of $52 million to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2021, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2022.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2022, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2022, we had short-term investments of $1.7 billion and long-term investments of $15.3 billion, including restricted deposits of $1.2 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2022, the fair value of our fixed income investments would decrease by approximately $380 million.

For a discussion of the interest rate risk that our investments are subject to, refer to our 10-K for the fiscal year ended December 31, 2021, Part 1, Item 1A, "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 4, 2022, we acquired Magellan. Management is currently in the process of evaluating the internal controls and procedures of Magellan and plans to integrate Magellan's internal control over financial reporting with our existing internal control over financial reporting. This integration may lead to changes in the internal control over financial reporting for us or the acquired Magellan business in future periods. Management expects the integration process to be completed during 2022.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities First Quarter 2022 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)(2)
January 1, 2022 - January 31, 2022	132	$80.82	—	$800
February 1, 2022 - February 28, 2022	75	83.74	—	800
March 1, 2022 - March 31, 2022	640	83.70	—	800
Total	847	$83.26	—	$800
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

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 26, 2022.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)